Form 10QSB
period 2006-06-30
eTwine Holdings, Inc
filed 2006-08-17
CIK 1355839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File No. 000-52176

______________

ETWINE HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

______________

Delaware	20-3191847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

366 North Broadway, Suite 41042, Jericho, NY	11753
(Address of principal executive offices)	(Zip Code)

(516) 942-2030
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 17, 2006: 8,242,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Item 1.	Financial Information

eTWINE HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2006 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 (CONSOLIDATED) AND 2005, AND FOR THE PERIOD FROM MAY 7, 2004 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM MAY 7, 2004 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 (CONSOLIDATED) AND 2005, AND FOR THE PERIOD FROM MAY 7, 2004 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGES	5 - 10	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

eTWINE HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$134,667
Accounts receivable, net	22
Total Current Assets	134,689

WEBSITE DEVELOPMENT COSTS, NET	25,487

TOTAL ASSETS	$160,176

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,871
Accrued expenses	5,070
Accrued interest	9,784
Advances from stockholder	10,138
Total Current Liabilities	28,863

CONVERTIBLE NOTE PAYABLE – STOCKHOLDER	85,348

TOTAL LIABILITIES	114,211

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 8,227,000 shares issued and outstanding	8,227
Additional paid-in capital	234,823
Accumulated deficit during development stage	(197,085)
Total Stockholders’ Equity	45,965

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$160,176

See accompanying notes to condensed consolidated financial statements.

eTWINE HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2006 (Consolidated)	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006 (Consolidated)	For the Six Months Ended June 30, 2005	For the Period From May 7, 2004 (Inception) to June 30, 2006 (Consolidated)

REVENUE	$30	$-	$62	$-	$333

OPERATING EXPENSES
Professional fees	4,546	7,250	18,516	7250	49,679
Research and development	33,294	16,737	52,326	26,781	120,865
Depreciation	2,025	2,025	4,050	4,050	15,962
General and administrative	2,108	27	3,017	57	3,048
Total Operating Expenses	41,973	26,039	77,909	38,138	189,554

LOSS FROM OPERATIONS	(41,493)	(26,039)	(77,847)	(38,138)	(189,221)

OTHER INCOME (EXPENSE)
Interest expense	(1,548)	(1,674)	(3,090)	(3,348)	(9,784)
Interest income	981	-	1,612	1	1,920
Total Other Income (Expense)	(567)	(1,674)	(1,478)	(3,347)	(7,864)

LOSS BEFORE PROVISION FOR INCOME TAXES	(42,510)	(27,713)	(79,325)	(41,485)	(197,085)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(42,510)	$(27,713)	$(79,325)	$(41,485)	$(197,085)

Net loss per share - basic and diluted	$(0.01)	-	$(0.01)	$(0.01)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	8,227,000	7,300,000	8,227,000	7,300,000	7,604,899

See accompanying notes to condensed consolidated financial statements.

eTWINE HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM MAY 7, 2004 (INCEPTION) TO JUNE 30, 2006

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Deferred	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Compensation	Receivable	Total

Stock issued to founders on May 7, 2004 (inception)	-	$-	7,300,000	$7,300	$-	$(600)	$-	$(7,300)	$(600)

Net loss, 2004	-	-	-	-	-	(24,381)	-	-	(24,381)

Balance, December 31, 2004	-	-	7,300,000	7,300	-	(24,981)	-	(7,300)	(24,981)

Stock issued for cash	-	-	797,000	797	198,453	-	-	(93,500)	105,750

Deferred compensation (shares issued for service)	-	-	-	-	-	-	(22,656)	-	(22,656)

Stock issued for services	-	-	130,000	130	32,370	-	-	-	32,500

Net loss, 2005	-	-	-	-	-	(92,779)	-	-	(92,779)

Balance, December 31, 2005	-	-	8,227,000	8,227	230,823	(117,760)	(22,656)	(100,800)	(2,166)

Cash received on subscription receivable	-	-	-	-	-	-	-	100,800	100,800

Equity compensation	-	-	-	-	4,000	-	-	-	4,000

Amortization of stock based compensation	-	-	-	-	-	-	22,656	-	22,656

Net loss, June 30, 2006	-	-	-	-	-	(79,325)	-	-	(79,325)

BALANCE, JUNE 30, 2006	-	$-	8,227,000	$8,227	$234,823	$(197,085)	$-	$-	$45,965

See accompanying notes to condensed consolidated financial statements.

eTWINE HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2006 (Consolidated)	For the Six Months Ended June 30, 2005	For the Period From May 7, 2004 (Inception) to June 30, 2006 (Consolidated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,325)	$(41,485)	$(197,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,101	4,050	15,013
Amortization of stock based compensation	22,656	-	22,656
Stock issued for services	4,000	-	36,500
Deferred compensation	-	-	(22,657)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	39	-	(22)
Increase (decrease) in accounts payable	870	(2,141)	3,872
Increase (decrease) in accrued expense	5,070	-	5,070
Increase (decrease) in accrued interest payable	3,090	3,348	9,784
Net Cash Used In Operating Activities	(40,499)	(36,228)	(126,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	-	-	(40,500)
Net Cash Used in Investing Activities	-	-	(40,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from collection of stock subscription	93,500	-	93,500
Proceeds from issuance of stock, net of subscription receivable	-	-	105,750
Advances from stockholder	-	33,315	102,786
Net Cash Provided By Financing Activities	93,500	33,315	302,036

NET INCREASE (DECREASE) IN CASH	53,001	(2,913)	134,667

CASH AT BEGINNING OF PERIOD	81,666	3,147	-

CASH AT END OF PERIOD	$134,667	$234	$134,667

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2005, the Company sold 797,000 shares of common stock in exchange for a subscription receivable totaling $93,500. Of the total, $93,500 was collected during 2006 (See Note 2(A)).

During 2004, the Company sold 7,300,000 shares of common stock in exchange for a subscription receivable totaling $7,300. During 2006, a stockholder exchanged $7,300 of a note payable in full settlement of a subscription receivable.

See accompanying notes to condensed consolidated financial statements.

eTWINE HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006 (CONSOLIDATED)

(UNAUDITED)

NOTE 1	BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Organization

eTwine Holdings, Inc. (a development stage company) was incorporated under the laws of the State of Delaware on July 19, 2005.

eTwine, Inc. was incorporated under the laws of the State of New York on May 7, 2004.

eTwine Holdings, Inc. and its wholly owned subsidiary eTwine, Inc. are hereafter referred to as (the “Company”).

The Company was organized to operate an online dating and social community website that is proactive in understanding the singles environment. Activities during the development stage include developing the business plan and raising capital.

(C) Principles of Consolidation

The accompanying 2006 unaudited condensed consolidated financial statements include the accounts of eTwine Holdings, Inc. from July 19, 2005 (inception) and its 100% owned subsidiary eTwine, Inc. The accompanying 2005 unaudited condensed financial statements include the accounts of eTwine, Inc. from May 7, 2004 (inception). All inter-company accounts have been eliminated in consolidation.

(D) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and

eTWINE HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006 (CONSOLIDATED)

(UNAUDITED)

liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(E) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” The 370,592 shares issuable upon conversion of the note payable were not included in the computation of loss per share for June 30, 2006 (consolidated) and 2005, and for the period from May 7, 2004 (inception) to June 30, 2006, because their inclusion is anti-dilutive.

(G) Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

eTWINE HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006 (CONSOLIDATED)

(UNAUDITED)

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Recent Accounting Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

(J) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for receivables, accounts payable, accrued expenses, advances from stockholder and notes payable approximate fair value based on the short-term maturity of these instruments.

(K) Research and Development

The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. Expenses subsequent to the launch have been expensed as research and development expenses.

(L) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At June 30, 2006 the Company had approximately $40,429 in excess of FDIC insurance limits.

(M) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

eTWINE HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006 (CONSOLIDATED)

(UNAUDITED)

The Company recognizes revenue as earned on a click through basis. As the traffic moves through the websites per click, the contract amount is recognized as revenue. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. During 2006, 100% of revenues were derived from one customer.

NOTE 2	STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Services

During 2005, the Company issued 130,000 shares of common stock at an offering price of $.25 per share in exchange for legal and consulting services rendered having a fair value at the grant date of $32,500. The Company will recognize the value of the shares over the lives of the agreements. As of June 30, 2006, the Company recognized $22,656 and recorded deferred consulting expense of $0.

During 2005, the Company issued 797,000 shares of common stock at an offering price of $.25 per share for a value of $199,250, in exchange for cash totaling $105,750 and a charge to subscription receivable of $93,500. Of the total stock subscription, $93,500 was collected during 2006. During 2006, a stockholder exchanged $7,300 of a note payable balance in full payment of a subscription receivable of $7,300.

During 2004, the Company issued 7,300,000 shares of common stock to its founder for services valued at the fair value on the grant date of $7,300 ($0.001 per share). The $7,300 has been recorded as a component of subscriptions receivable. (See Note 6)

(B) Acquisition Agreement

On December 30, 2005, eTwine Holdings, Inc. consummated an agreement with eTwine, Inc. pursuant to which, eTwine, Inc. exchanged 100% of its common stock for 100% of the common stock of eTwine Holdings, Inc. The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost. Accordingly, all shares and per share amounts have been retroactively restated.

NOTE 3	ADVANCES FROM STOCKHOLDER

During 2004, a stockholder paid $60,850 for operating expenses on behalf of the Company. The advances are due on demand, non-interest bearing and unsecured (See Note 6).

During 2005, a stockholder paid $41,936 for operating expenses on behalf of the Company (See Note 6).

eTWINE HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006 (CONSOLIDATED)

(UNAUDITED)

On December 29, 2005, $92,648 of the stockholder advances were converted into a convertible note payable (See Note 4). During 2006, $7,300 of the note payable was satisfied by the payment of a subscription receivable.

At June 30, 2006, $10,138 of advances to stockholder remains outstanding. The balance accrues interest at a rate of 6% per annum, is unsecured and due on demand.

The Company has accrued $9,784 of related interest on these advances at June 30, 2006.

NOTE 4	CONVERTIBLE NOTE PAYABLE - STOCKHOLDER

On December 29, 2005, $92,648 of the stockholder advances were converted into a convertible note payable, due December 31, 2008 and bearing interest at a rate of 6% per annum. The Company and the note holder, by mutual consent have the right to convert, in part or in total, the amount due and payable under the note, into common stock at a conversion rate of $0.25 per share results in the issuance of 370,592 shares of common stock. The recent cash offering price was $0.25 and therefore there was no beneficial conversion feature on the note. (See Notes 3 and 6)

NOTE 5	COMMITMENTS AND CONTINGENCIES

During November 2005, the Company entered into a two year consulting agreement for the continued improvement and monthly maintenance of the eTwine website. The terms of the agreement call for a monthly maintenance fee of $1,500 and the issuance of 200,000 shares. The consultants are entitled to an additional 25,000 shares at the completion of the agreement. As of June 30, 2006, the Company has issued 100,000 shares (See Note 2).

During 2005, the Company issued 30,000 shares of common stock to a law firm for services. The agreement requires the Company to guarantee the minimum value of the shares of $7,500 upon trading of the securities or issue additional shares to compensate the law firm for the shortfall. In addition, the Company has the right to repurchase the shares any time prior to receiving approval to trade.

In June 2006, the Company entered into a six-month consulting agreement with a web site development company. Pursuant to the terms of the agreement, the consultant will receive payments of common stock based upon the achievement of certain milestones. The Company is required to pay the consultant $1,400 per week plus 4,000 shares of common stock having a fair value of $1,000 per week have been accounted for as an additional paid in capital. The shares are valued at the Company’s recent cash offering price of $0.25. Aggregate cash and non-cash compensation on a weekly basis, exclusive of any milestones is $2,400.

eTWINE HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006 (CONSOLIDATED)

(UNAUDITED)

At the completion of the initial six-month term, the Company can retain the consultant for an additional six-months in exchange for the issuance of 150,000 shares of common stock. If the consultant is retained for this six-month period and does not complete the term, all shares previously issued will be forfeited. The Company can also retain the consultant for cash compensation of $2,000 per week, or aggregate cash and non-cash compensation of $2,300.

NOTE 6	RELATED PARTY TRANSACTIONS

The founding stockholder of the Company received 7,300,000 shares of common stock for a subscription receivable of $7,300.

Since inception, the Company received $102,786 of advances from a stockholder. On December 29, 2005, $92,648 was converted into a convertible note payable, due December 31, 2008 and bearing interest at a rate of 6% per annum (See Notes 3 and 4). During 2006, the subscription receivable was settled by an exchange of $7,300 in a convertible note - stockholder.

NOTE 7	GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company is in the development stage with limited operations, an accumulated deficit from inception of $197,085 and a negative cash flow from operations of $126,869 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8	SUBSEQUENT EVENT

Effective July 1, 2006, the Company entered into a dissolution agreement with an unrelated party as it pertained to services provided beginning in November 2005. Pursuant to the terms of the agreement, both parties agree that all amounts paid to this unrelated party are considered paid in full. The Company is also not liable for any other cash compensation to the unrelated party. However, the Company is required to issue an aggregate 115,000 shares of common stock to the unrelated party. The fair value of this common stock is $28,750, based on the recent cash offering price of $0.25. The remaining 15,000 shares ($3,750) have been accrued as of June 30, 2006 (See Note 5).

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward- looking statements.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

•

By the end of September we anticipate launching a new website which will incorporate several existing eTwine.com features while adding a number of new features which we believe will be unique to the online dating industry. The new website will be hosted at a new domain name that the company has secured. We employ a programming team which includes at least one programmer on a full time dedicated basis and additional programmers and a designer on a part time basis. We expect to spend approximately $6,000 per month for overall programming costs during this timeframe.

•

Prepare and execute a marketing plan to increase our member base. In September 2006 we expect to develop a comprehensive marketing plan. We are currently interviewing individuals and internet marketing companies to assist us in this area. We presently have in excess of 5,000 members and have spent little money on advertising to date. The majority of our member base has been obtained from two sources: search engine results and online advertisements.

We expect to spend approximately $25,000 on marketing in the third and fourth quarters of 2006, primarily in the area of online advertising. In order to further increase our member base, we plan to offer online contests that reward members for inviting their friends to join the site. Additionally, several of the unique features on our new website have been built with the goal of generating viral growth. We believe that these features will generate significant membership growth.

Another area that we will continue to vigorously pursue as part of our marketing and branding program is search engine placement. We have made efforts to optimize our websites for priority search engine placement. By continuing to work to optimize the sites, and by increasing the number of links to the sites, we feel we can receive improved search results and search engine saturation, which in turn directs more traffic to the website.

•

During the first half of 2007, we anticipate launching additional websites that will fall under the “eTwine” banner. While keeping the look and feel of eTwine.com, these additional websites will be designed to cater to different niches of the dating world.

•

By early 2007 we hope to hire additional programmers on a dedicated basis in order to execute our plans for further website development and partnerships in a more expedient manner. We anticipate paying either an annual salary or hourly fee to dedicated programmers depending upon the workload required. We expect that we will require a minimum of $150,000 for programming in 2007 to optimally implement our plans. We believe that we can use equity in lieu of cash for part of this compensation if we do not have sufficient cash available at the time.

•

We hope to convert our website(s) to a subscription-based pay model in early to mid 2007, or at such time as our member base has grown to the point where it can support the implementation of a pay model. Our decision to convert to a pay model is dependent upon a variety of factors within the overall member total. Such factors include how much activity there is on the site, as well as the success and popularity of new features we add in the coming months. We will begin to carefully consider imposing subscription fees for our services when our member base reaches the 50,000 member range.

We began generating revenue in September 2004 through the implementation of Google’s AdSense Program. The Google ads displayed on content pages are via a cost-per-click (CPC). This means that advertisers pay when users click on ads. We receive a portion of the amount paid for activity on our website.

We presently have sufficient cash to fund our current level of operations for at least the next 12 months. However, as set forth above, we hope to hire our programmers on a dedicated basis beginning in the first quarter of 2007. We expect that we will require a minimum of $150,000 for programmers in 2007 to optimally implement our plans. We plan to obtain this money through additional financing or by generating revenues. If we are not generating sufficient revenue through advertising or subscription fees by the fourth quarter of 2006, we will begin seeking outside financing opportunities. If we are unable to raise adequate additional capital and do not have sufficient cash available to execute this phase of our Plan of Operations, we will either attempt to use equity in lieu of cash for part of this compensation or scale back on any attempts to increase our programming resources.

All of the sources of our cash received to date are based upon the private placement offering undertaken by us as well as loans from our promoter which supported our operations until we raised the funds in the offering. The only professional fees we have incurred to date and intend to incur for the foreseeable are for our attorneys and accountants. We do have consulting fees based on the consulting agreement that we have with our programmers.

During 2004, our promoter paid $60,850 for operating expenses on our behalf and during 2005 our promoter paid $41,936 for operating expenses on our behalf. The advances were due on demand, non-interest bearing and unsecured. On December 29, 2005, $92,648 of the stockholder advances were converted into a convertible note payable due December 31, 2008 and bearing interest at a rate of 6% per annum. On June 15, 2005, this promoter paid a subscription receivable to us in the amount of $7,300 through the reduction of his note. Based upon same, the convertible note is currently for a total of $85,348. The balance accrues interest at a rate of 6% per annum, is unsecured and due on demand. The note holder and we, by mutual consent have the right to convert, in part or in total, the amount due and payable under the note, into common stock at a conversion rate of $0.25 per share results in the issuance of 341,392 shares of common stock. The recent cash offering price was $0.25 and therefore there was no beneficial conversion feature on the note.

Results of Operations for the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Research and Development expenses for the three months ended June 30, 2006 increased to $33,294 from $16,737 for the three months ended June 30, 2005, representing an increase of $16,557. The increase in research and development is primarily attributable to the increase in spending on the continued development of our websites.

Results of Operations for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Research and Development expenses for the six months ended June 30, 2006 increased to $52,326 from $26,781 for the six months ended June 30, 2005, representing an increase of $25,545. The increase in research and development is primarily attributable to the increase in spending on the continued development of our websites, which includes adding new features to our current website, eTwine.com, and development of a new website.

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no operations, an accumulated deficit from inception of $197,085 and a negative cash flow from operations of $126,869 from inception. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

Our unaudited balance sheet as of June 30, 2006 reflects assets of $160,176 consisting of cash of $134,667, accounts receivable of $22, and website development costs, net, of $25,487. We have total liabilities of $114,211 consisting of accounts payable of $3,871, accrued expenses of $5,070, accrued interest of $9,784, an amount of $10,138 due to a related party, and a convertible note payable of $85,348.

Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months.

Recent Accounting Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to us and have no effect on the financial statements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Subsequent Event

Effective July 1, 2006, we entered into a dissolution agreement with an unrelated party as it pertained to services provided beginning in November 2005. Pursuant to the terms of the agreement, both parties agree that all amounts paid to this unrelated party are considered paid in full. We are also not liable for any other cash compensation to the unrelated party. However, we are required to issue an aggregate 115,000 shares of common stock to the unrelated party. The fair value of this common stock is $28,750, based on the recent cash offering price of $0.25. The remaining 15,000 shares ($3,750) have been accrued as of June 30, 2006 (See Note 5 to the financial statements in Item 1).

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

•	Incorporated by reference to Form 8-K filed on March 23, 2006 (File No. 333-121659)

(b)	Exhibits
Exhibit Number	Exhibit Title

31.1	Certification of Clifford Lerner pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Clifford Lerner pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ETWINE HOLDINGS, INC.ORATION

By: /s/Clifford Lerner

Clifford Lerner,

Chairman of the Board of Directors,

President, Chief Executive Officer,

Chief Financial Officer and

Principal Accounting Officer

August 17, 2006