Form 10QSB
period 2006-09-30
eTwine Holdings, Inc
filed 2006-11-14
CIK 1355839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

 Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2006: 8,242,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

eTWINE HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2006 (UNAUDITED)

PAGE	2
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 (CONSOLIDATED) AND 2005, AND FOR THE PERIOD FROM MAY 7, 2004 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM MAY 7, 2004 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (CONSOLIDATED) AND 2005, AND FOR THE PERIOD FROM MAY 7, 2004 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

PAGES	5 - 10	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

eTwine Holdings, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheet
September 30, 2006
(Unaudited)

ASSETS

Current Assets
Cash	$109,599
Accounts receivable	43
Total Current Assets	109,642

Website development costs, net	23,462

Total Assets	$133,104

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$5,345
Accrued expenses	1,320
Accrued interest	11,217
Advances from stockholder	10,138
Total Current Liabilities	28,020

Convertible note payable - stockholder	85,348

Total Liabilities	113,368

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
8,242,000 shares issued and outstanding	8,242
Additional paid-in capital	234,558
Accumulated deficit during development stage	(223,064)
Total Stockholders' Equity	19,736

Total Liabilities and Stockholders' Equity	$133,104

See accompanying notes to condensed consolidated financial statements.

eTwine Holdings, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2006 (Consolidated) and 2005 and
for the Period from May 7, 2004 (inception) to September 30, 2006
(Unaudited)
					May 7, 2004
	Three Months Ended September 30,		Nine Months Ended September 30,		(Inception) to
	2006	2005	2006	2005	September 30, 2006

Revenue	$21	$-	$83	$-	$353

Operating Expenses
Professional fees	5,054	8,500	23,570	15,750	$54,733
Research and Development	14,200	12,046	66,526	38,827	$135,065
Depreciation	2,025	2,025	6,075	6,075	$17,987
General and administrative	4,553	442	7,570	499	$7,600
Total Operating Expenses	25,832	23,013	103,741	61,151	215,385

Loss from Operations	(25,811)	(23,013)	(103,658)	(61,151)	(215,032)

Other Income (Expense)
Interest Expense	(1,432)	(1,674)	(4,522)	(5,021)	$(11,216)
Interest Income	1,264	(0)	2,876	1	$3,184
Total Other Expense, net	(168)	(1,674)	(1,646)	(5,020)	(8,032)

Loss Before Provision For Income Taxes	(25,979)	(24,687)	(105,304)	(66,171)	(223,064)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(25,979)	$(24,687)	$(105,304)	$(66,171)	$(223,064)

Net Loss Per Share - Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.01)	(0.03)

Weighted average number of shares outstanding
during the period - basic and diluted	8,241,837	7,503,272	8,232,000	7,368,502	7,671,792

See accompanying notes to condensed consolidated financial statements.

eTwine Holdings, Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Stockholders' Equity(Deficiency)
For the period from May 7, 2004 (inception) to September 30, 2006
(Unaudited)

	Preferred Stock		Common stock			Deficit
	$.001 Par Value		$.001 Par Value		Additional	accumulated during			Total
	Number of				paid-in	development	Deferred	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Compensation	Receivable	Equity

Stock issued to founders on May 7, 2004	-	-	7,300,000	$7,300	$-	$(600)	$-	$(7,300)	$(600)

Net loss, 2004	-	-	-	-	-	(24,381)	-	-	(24,381)
-
Balance, December 31, 2004	-	-	7,300,000	7,300	-	(24,981)	-	(7,300)	(24,981)
-
Stock issued for cash	-	-	797,000	797	198,453	-	-	(93,500)	105,750

Deferred compensation			-	-	-	-	(22,656)		(22,656)
(shares issued for service)

Stock issued for services	-	-	130,000	130	32,370	-			32,500

Net loss, 2005	-	-	-	-	-	(92,779)	-	-	(92,779)

Balance, December 31 2005	-	-	8,227,000	8,227	230,823	(117,760)	(22,656)	(100,800)	(2,166)

Cash received on subscription receivable	-	-	-	-	-	-	-	100,800	100,800

Shares issued for services	-	-	15,000	15	3,735	-	-	-	3,750

Amortization of stock based compensation	-	-	-		-	-	22,656	-	22,656

Net loss, September 30, 2006	-	-	-	-	-	(105,304)	-	-	(105,304)

Balance, for the nine months ended September 30, 2006	-	-	8,242,000	8,242	234,558	(223,064)	-	-	19,736

See accompanying notes to condensed consolidated financial statements.

eTwine Holdings, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 (Consolidated) and 2005 and
for the Period from May 7, 2004 (inception) to September 30, 2006
(Unaudited)
			May 7, 2004
	Nine Months Ended September 30,		(Inception) to
	2006	2005	September 30, 2006
Cash Flows From Operating Activities:
Net Loss	$(105,304)	$(66,171)	$(223,064)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	5,126	6,075	17,038
Amortization of stock based compensation	22,656	-	22,656
Stock issued for services	3,750	-	36,250
Deferred Compensation	-	-	(22,657)
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts Receivable	18	-	(43)
Increase (Decrease) in:
Accounts payable	2,344	(2,141)	5,346
Accrued Expense	1,320	-	1,320
Accrued interest payable	4,523	5,022	11,217
Net Cash Used In Operating Activities	(65,567)	(57,215)	(151,937)

Cash Flows From Investing Activities:
Website development Costs	-	-	(40,500)
Net Cash Used in Investing Activities	-	-	(40,500)

Cash Flows From Financing Activities:
Proceeds from collection of stock subscription	93,500	77,500	93,500
Proceeds from issuance of stock net of subscription	-	-	105,750
Advances from stockholder	-	41,936	102,786
Net Cash Provided By Financing Activities	93,500	119,436	302,036

Net Increase (Decrease) in Cash	27,933	62,221	109,599

Cash at Beginning of Period	81,666	3,147	-

Cash at End of Period	$109,599	$65,368	$109,599

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed consolidated financial statements.

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
SEPTEMBER 30, 2006 (CONSOLIDATED)
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

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Organization

eTwine Holdings, Inc. (a development stage company) was incorporated under the laws of the State of Delaware on July 19, 2005.

eTwine, Inc. was incorporated under the laws of the State of New York on May 7, 2004.

eTwine Holdings, Inc. and its wholly owned subsidiary eTwine, Inc. is hereafter referred to as (the “Company”).

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

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (CONSOLIDATED)
(UNAUDITED)

(D) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(E) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  The 370,592 shares issuable upon conversion of the note payable were not included in the computation of loss per share for September 30, 2006 (consolidated) and 2005, and for the period from May 7, 2004 (inception) to September 30, 2006, because their inclusion is anti-dilutive.

(G) Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25.  Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods.  On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R.

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (CONSOLIDATED)
(UNAUDITED)

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

(L) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits.  At September 30, 2006 the Company had approximately $11,000 in excess of FDIC insurance limits.

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (CONSOLIDATED)
(UNAUDITED)

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

NOTE 2       STOCKHOLDERS’ DEFICIENCY

(A)  Common Stock Issued for Services

During July 2006, the Company issued 15,000 shares of common stock at an offering price of $.25 per share in settlement of a consulting agreement having a fair value at the grant date of $3,750 (See Note 5).

During 2005, the Company issued 130,000 shares of common stock at an offering price of $.25 per share in exchange for legal and consulting services rendered having a fair value at the grant date of $32,500.  The Company will recognize the value of the shares over the lives of the agreements.  As of September 30, 2006, the Company recognized $22,656 and recorded deferred consulting expense of $0.

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
SEPTEMBER 30, 2006 (CONSOLIDATED)
(UNAUDITED)

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

On December 29, 2005, $92,648 of the stockholder advances was converted into a convertible note payable (See Note 4).  During 2006, $7,300 of the note payable was satisfied by the payment of a subscription receivable.

At September 30, 2006, $10,138 of advances to stockholder remains outstanding.  The balance accrues interest at a rate of 6% per annum, is unsecured and due on demand.

The Company has accrued $11,217 of related interest on these advances at September 30, 2006.

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

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (CONSOLIDATED)
(UNAUDITED)

NOTE 5       COMMITMENTS AND CONTINGENCIES

During November 2005, the Company entered into a two year consulting agreement for the continued improvement and monthly maintenance of the eTwine website.  The terms of the agreement call for a monthly maintenance fee of $1,500 and the issuance of 200,000 shares.  The consultants are entitled to an additional 25,000 shares at the completion of the agreement.  Effective July 1, 2006, the Company entered into a dissolution agreement with the consultant as it pertained to services provided beginning in November 2005. The Company is required to issue an aggregate 115,000 shares of common stock to the consultant.  The fair value of this common stock is $28,750, based on the recent cash offering price of $0.25.  The remaining 15,000 shares ($3,750) were issued in July 2006 and no further amounts are due under the agreement.

During 2005, the Company issued 30,000 shares of common stock to a law firm for services.  The agreement requires the Company to guarantee the minimum value of the shares of $7,500 upon trading of the securities or issue additional shares to compensate the law firm for the shortfall.  In addition, the Company has the right to repurchase the shares any time prior to receiving approval to trade.

In June 2006, the Company entered into a six-month consulting agreement with a web site development company.  Pursuant to the terms of the agreement, the consultant will receive payments of common stock based upon the achievement of certain milestones.  The Company is required to pay the consultant $1,400 per week plus 4,000 shares of common stock having a fair value of $1,000 per week upon reaching the milestones in the agreement.  The shares are valued at the Company’s recent cash offering price of $0.25.  Aggregate cash and non-cash compensation on a weekly basis, exclusive of any milestones is $1,400.  As of September 30, 2006, the Consultant had not met any of the milestones under the agreement and no shares of common stock are due as of November 8, 2006.

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
SEPTEMBER 30, 2006 (CONSOLIDATED)
(UNAUDITED)

Since inception, the Company received $102,786 of advances from a stockholder.  On December 29, 2005, $92,648 was converted into a convertible note payable, due December 31, 2008 and bearing interest at a rate of 6% per annum (See Notes 3 and 4).  During 2006, the subscription receivable was settled by an exchange of $7,300 in a convertible note - stockholder.

NOTE 7         GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company is in the development stage with limited operations, an accumulated deficit from inception of $223,064 and a negative cash flow from operations of $151,937 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional equity funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

•
We recently launched a new website located at www.IamFreeTonight.com. Over the next six months, we will incorporate several existing eTwine.com features into IamFreeTonight.com while also adding a number of new features which we believe will be unique to the online dating industry. Additional features will be rolled out on a continuing basis. Several of these features will be targeted specifically toward college students. We expect to spend approximately $9,000 per month for overall programming costs during this timeframe.

•
Prepare and execute a marketing plan to increase our member base. We presently have in excess of 6,000 members and have spent little money on advertising to date. The majority of our member base has been obtained from two sources: search engine results and online advertisements.

•
We expect to spend approximately $25,000 on marketing in the first and second quarters of 2007, primarily in the area of online advertising. In order to further increase our member base, we plan to offer online contests that reward members for inviting their friends to join the site. Additionally, several of the unique features on our new website, as well as features currently being developed, have been built with the goal of generating growth. We believe that these features will generate significant membership growth via word-of-mouth.

•
We will also actively pursue partnership opportunities with other online dating and social networking companies to increase our member base. In addition, we will consider buying other established online dating sites in order to grow our member base. We expect to use a combination of stock and cash to purchase other online dating sites. We believe that our sites offer unique features for singles that will be very appealing to current online dating site users once an active member base has been established on our sites.

•
Another area that we will continue to vigorously pursue as part of our marketing and branding program is search engine placement. We have made efforts to optimize our websites for priority search engine placement. By continuing to work to optimize the sites, and by increasing the number of links to our sites, we feel we can receive improved search results and search engine saturation, which in turn directs more traffic to the websites.

•
By early 2007 we expect to hire additional programmers and to maintain programmers on a dedicated basis in order to execute our plans for further website development and partnerships in a more expedient manner. We anticipate paying either an annual salary or hourly fee to dedicated programmers depending upon the workload required. We expect that we will require a minimum of $110,000 for programming in 2007 to implement our plans. We believe that we can use equity in lieu of cash for part of this compensation if we do not have sufficient cash available at the time.

•
We hope to convert our website(s) to a subscription-based pay model in mid to late 2007, or at such time as our member base has grown to the point where it can support the implementation of a pay model. Our decision to convert to a pay model is dependent upon a variety of factors within the overall member total. Such factors include how much activity there is on the site, as well as the success and popularity of new features we add in the coming months. We will begin to carefully consider imposing subscription fees for our services when our member base reaches the 100,000 member range.

Results of Operations for the Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Revenue increased from $0 for the three months ended September 30, 2005 to $21 for the three months ended September 30, 2006 an increase of $21. These revenues are solely based on the advertising revenues we received from our Google AdSense program in effect in 2005 and 2006. The increase was due to the increase in visitors to the site and click-throughs by these visitors.

Research and Development expenses for the three months ended September 30, 2006 increased to $14,200 from $12,046 for the three months ended September 30, 2005, representing an increase of $2,154. The increase in research and development is primarily attributable to the increase in spending on the continued development of our websites.

Results of Operations for the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Revenue increased from $0 for the nine months ended September 30, 2005 to $83 for the nine months ended September 30, 2006 an increase of $83. These revenues are solely based on the advertising revenues we received from our Google AdSense program in effect in 2005 and 2006. The increase was due to the increase in visitors to the site and click-throughs by these visitors.

Research and Development expenses for the nine months ended September 30, 2006 increased to $66,526 from $38,827 for the nine months ended September 30, 2005, representing an increase of $27,699. The increase in research and development is primarily attributable to the increase in spending on the continued development of our websites, which includes adding new features to our current website, eTwine.com and development of a new website.

Liquidity and Capital Resources

Our unaudited balance sheet as of September 30, 2006 reflects assets of $133,104 consisting of cash of $109,599, accounts receivable of $43, and website development costs, net, of $23,462. We have total liabilities of $113,368 consisting of accounts payable of $5,345, accrued expenses of $1,320, accrued interest of $11,217, an amount of $10,138 due to a related party, and a note payable of $85,348.

Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months.

We presently do not have sufficient cash to fund our basic operations and professional fees for at least the next 12 months. We expect that we will require a minimum of $110,000 for programmers in 2007 to optimally implement our plans. We plan to obtain this money through additional financing or by generating revenues. We have recently begun discussions with several parties regarding outside financing opportunities. If we are unable to raise adequate additional capital and do not have sufficient cash available to execute this phase of our Plan of Operations, we will either attempt to use equity in lieu of cash for part of this compensation or scale back on any attempts to increase our programming resources.

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

During 2004, our promoter paid $60,850 for operating expenses on our behalf and during 2005 our promoter paid $41,936 for operating expenses on our behalf. The advances were due on demand, non-interest bearing and unsecured. On December 29, 2005, $92,648 of the stockholder advances were converted into a convertible note payable due December 31, 2008 and bearing interest at a rate of 6% per annum. On June 15, 2005, this promoter paid a subscription receivable to us in the amount of $7,300 through the reduction of his note. Based upon same, the convertible note is currently outstanding for a total of $85,348. The balance accrues interest at a rate of 6% per annum, is unsecured and due on demand. The note holder and we, by mutual consent have the right to convert, in part or in total, the amount due and payable under the note, into common stock at a conversion rate of $0.25 per share which would result in the issuance of 370,592 shares of common stock. The recent cash offering price was $0.25 and therefore there was no beneficial conversion feature on the note.

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no operations, an accumulated deficit from inception of $223,064 and a negative cash flow from operations of $151,937 from inception. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional equity financing and to implement our strategic plans provide the opportunity for us to continue as a going concern.

Subsequent Event:

On October 31, 2006, we signed a non-binding Term Sheet for an Equity Line of Credit. We paid a non-refundable $2,500 document preparation fee upon execution of the Term Sheet.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Effective July 1, 2006, we entered into a dissolution agreement with an unrelated party as it pertained to services provided beginning in November 2005. Pursuant to the agreement we issued a total of 15,000 shares of common stock to the unrelated party.  The fair value of this common stock is $3,750, based on the recent cash offering price of $0.25.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports of Form 8-K.

(a)                Reports on Form 8-K and Form 8K-A

       None

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

ETWINE HOLDINGS, INC.

By: /s/Clifford Lerner
Clifford Lerner,
Chairman of the Board of Directors,
President, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

November 13, 2006