Form 10KSB
period 2006-12-31
eTwine Holdings, Inc
filed 2007-03-16
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-127329

ETWINE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

1375 Broadway, 3rd Floor
New York, NY 10018
(646) 467-7365
(Address and Telephone Number of Registrant’s Principal
Executive Offices and Principal Place of Business)

Clifford Lerner
1375 Broadway, 3rd Floor
New York, NY 10018
(646) 467-7365

Delaware	20-3191847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1375 Broadway, Floor 3, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(646) 467-7365

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $92

        Aggregate market value of the common stock held by non-affiliates of the Company as of March 16, 2007: $400.000

        Number of shares of the registrant’s common stock outstanding as of March 16, 2007:  9,028,780 shares of Common Stock.

TABLE OF CONTENTS

Part I

Item 1.	Description of Business.

Item 2.	Description of Property.

Item 3.	Legal Proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Item 6.	Management’s Discussion and Analysis or Plan of Operations.

Item 7.	Financial Statements.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 8A.	Controls and Procedures.

Item 8B.	Other Information.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Item 10.	Executive Compensation.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 12.	Certain Relationships and Related Transactions.

Item 13.	Exhibits.

Item 14.	Principal Accountant Fees and Services.

Signatures

        Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “eTwine”, or "Company" refer to the consolidated operations of eTwine Holdings, Inc.., a Delaware corporation, and its wholly owned subsidiaries.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of eTwine discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-K that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I

Item 1.    Description of Business.

General

We were incorporated under the laws of the State of Delaware on July 19, 2005. Clifford Lerner is our sole officer and director, as well as our controlling stockholder. We currently have one other employee, as well as one full-time programmer and several programmers who are employed on a part-time basis. On December 30, 2005, we obtained all of the shares of eTwine, Inc., a New York Corporation pursuant to a Stock Purchase Agreement and Share Exchange between eTwine, Inc. and us in consideration for the issuance of 8,227,000 shares to the eTwine, Inc. shareholders. Clifford Lerner remained our sole officer and director after the agreement and pursuant to the agreement eTwine, Inc. became our wholly owned subsidiary. Now we own and operate two online dating websites. The purpose of this merger was to create a holding company in the event we decide to acquire other entities in this industry in the future. In addition, the purpose was for the public entity to be a Delaware corporation which has provisions of its laws that are more favorable to our shareholders than New York laws.

We launched our primary online dating website IamFreeTonight.com (http://www.IamFreeTonight.com) in November 2006. Our subsidiary, eTwine, Inc. was incorporated in the State of New York on May 7, 2004, and launched its website in May 2004.

In November 2006, we launched an online dating website located at http://www.IamFreeTonight.com. IamFreeTonight.com offers several unique features for singles and utilizes the latest technologies to give singles an enhanced user experience compared to other online dating sites currently on the market.

In December 2006, IamFreeTonight.com introduced the popular concept of the 'Wingman' into its dating application. By bringing the real-world wingman concept online, IamFreeTonight.com differentiates itself from traditional dating sites by creating new and exciting ways for singles to meet both online and in-person. Additionally, the ‘wingman’ concept enables the site to grow internally as members must invite friends to register in order to utilize the ‘wingman’ feature.

In January 2007, IamFreeTonight.com launched its unique ‘Date Now!’ concept. The ‘Date Now!’ concept offers singles a new way to meet online by enabling them to find and schedule dates in a matter of seconds. IamFreeTonight.com's Date Now! feature gives users the ability to post when they're actually free to go out on a date as well as what they'd like to do on their date.

Members can search the Date Now! listings to see which members are free and looking to date on a given night, and the listings are posted prominently throughout the IamFreeTonight.com website. Date Now! is designed to fit the needs of busy single professionals who may not have large amounts of time to spend online emailing back and forth. We believe that this feature differentiates IamFreeTonight.com from other online dating sites by making it easier to arrange dates and reducing the amount of time it takes to transition from initial contact to actually meeting in person.

Over the next six months we will continue to upgrade the IamFreeTonight.com website and add new features which we believe will be unique to the online dating industry. IamFreeTonight.com currently offers most standard online dating features including email, flirts, ‘stats’, advanced searches, and privacy options. Additional features will be rolled out on a continuing basis. Several of these features will be targeted specifically toward college students.

eTwine.com is a social community website that offers online dating, blogs, and event planning & management tools.   We integrate all of these applications into one easy to use platform to create an overall product offering - while additionally presenting several unique features within each application.

Revenue Streams:

We anticipate generating revenue from two primary revenue streams:

Subscription Fees - We hope to convert our website(s) to a subscription-based pay model in late 2007, or at such time as our member base has grown to the point where it can support the implementation of a pay model. Our decision to convert to a pay model is dependent upon a variety of factors within the overall member total. Such factors include how much activity there is on the site, as well as the success and popularity of new features we add in the coming months. We will begin to carefully consider imposing subscription fees for our services when our active member base reaches the 100,000 member range.

Advertising/Sponsorship - Once approximately 100,000 users have joined IamFreeTonight.com, we will begin to consider employing a standard model in charging for advertising and sponsorships. The demographic that social networking and online dating sites typically attract is especially desirable to advertisers so this revenue stream has the potential to be substantial as membership grows.

We presently maintain our principal offices at 1375 Broadway, Floor 3, New York, NY 10018. Our telephone number is (646) 467-7365.

Marketing

        We expect to spend approximately $100,000 on marketing in the first and second quarters of 2007 through both online & offline mediums. In order to further increase our member base, we also plan to offer online contests that reward members for inviting their friends to join the site. Additionally, several of the unique features on our new website IamFreeTonight.com, such as our recently launched 'wingman concept', have been built with the goal of generating internal growth. We believe that these features will generate significant membership growth via word-of-mouth.

We also intend to actively pursue partnership opportunities with other online dating and social networking companies to increase our member base. In addition, we will consider acquiring other established online dating sites in order to grow our member base. We expect to use a combination of stock and cash to purchase other online dating sites. We believe that our sites offer unique features for singles that will be very appealing to current online dating site users once an active member base has been established on our sites.

        Another area that we will continue to vigorously pursue as part of our marketing and branding program is search engine placement. We have made efforts to optimize our websites for priority search engine placement, which we feel can improve search results, which in turn directs more traffic to the websites

Competition
        We believe that our primary competition is from other online dating services. There are approximately 30 to 50 major online dating websites, and several hundred recognized sites overall. Based on membership totals, we are currently a small site in the industry. Presently the market is quite segmented with Yahoo! Personals & Match.Com widely considered the industry leaders. Match.com’s personals claim nearly 1.3 million paying subscribers and more than 15 million members with profiles posted or who are active users. Other large sites in the industry include True.com, SinglesNet.com, & several sites that comprise Spark Networks. Achieving critical mass with respect to market share is critical for our business. Competitors who already have an established market share will, therefore, be in a better competitive position than us. We hope to offset any such competitive advantages by offering products and services which are unique to the industry, superior in quality to and more appealing than those of our competitors, and by launching an effective marketing campaign. We also believe that the industry offers substantial room for growth as the internet continues to become more of an accepted tool for finding a mate.

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind and therefore we have no protected rights with respect to our consulting services.

Governmental Regulations

There are no governmental approvals necessary to conduct our current business and the consulting industry is not generally subject to any governmental regulation. Although this permits us to provide our services without the time and expense of governmental supervision it also allows competitors to more easily enter this business market.

Employees

We currently have one full-time employee. We also have one part-time employee as well as several programmers and a consultant that we employ on a part-time basis.

Item 2.    Description of Property.

         We presently maintain our principal offices at 1375 Broadway, Floor 3, New York, NY, 10018. We lease office space at this location on an annual basis. Our lease began on February 1, 2007 and contains a clause which gives us the right to terminate after three months or convert to a monthly basis at that time. We believe that this location is sufficient and adequate to operate our current business.

Item 3.    Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “ETWI” since October 6, 2006. There is a limited trading market for our Common Stock. The following table sets forth the range of high and low bid quotations for each quarter within the last fiscal year. These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	2006
	High	Low
October 6, 2006 to current	$0.57	$0.15

The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of March 16, 2007 in accordance with our transfer agent records, we had 50 recordholders of our Common Stock.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

On November 15, 2006, we issued 60,000 shares to Richard I. Anslow and 40,000 shares to Gregg E. Jaclin for legal services rendered by Anslow & Jaclin, LLP. Such shares were valued at $0.30 per share for a total of $30,000 and such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, the size of the offering, and the manner of the offering. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market, and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On November 15, 2006, we issued 20,000 shares to Eric Tjaden pursuant to his consulting agreement with us to assist us with marketing and promotional activates including various internet campaigns on a part-time basis. Such shares were valued at $0.30 per share for a total of $6,000 and such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, the size of the offering, and the manner of the offering. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investor had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market, and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On November 15, 2006, we issued 21,780 shares to Matt Levin for website design. Such shares were valued at $0.30 per share for a total of $6,534 and such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, the size of the offering, and the manner of the offering. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investor had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market, and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In December 2006, we completed an offering in which we sold a total of 500,000 shares of our common stock at $0.30 per share for a total of $150,000 to twelve investors. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The following sets forth a list of such investors:

Eric Tjaden	16,667
Melvin Bernstein	40,000
Willy Ky	66,667
Harold Sussman	80,000
Michael Hartman	33,333
Robert Abramowitz	40,000
Angelo Cipriano	33,333
Roberta Riesenberg	33,333
Jack Shapiro	33,333
Philip J. Cardillo	16,667
Ronald Rothchild	40,000
Alan Tepper	40,000
Andrew Gavrin	26,667

These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On December 20, 2006, we issued 125,000 shares to Intralogic Solutions Inc. for programming services rendered. Such shares were valued at $0.30 per share for a total of $37,500 and such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, the size of the offering, and the manner of the offering. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market, and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 6.    Management’s Discussion and Analysis or Plan of Operations.
The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

·
We recently launched a new online dating website located at www.IamFreeTonight.com. Over the next six months we will continue to upgrade the IamFreeTonight.com website and add new features which we believe will be unique to the online dating industry. Additional features will be rolled out on a continuing basis. Several of these features will be targeted specifically toward college students. We expect to spend approximately $10,000 per month for overall programming costs during this timeframe.

·
Continue to implement a marketing plan to increase our member base.  The majority of our member base has been obtained from three sources: search engine results, online advertisements, and word-of-mouth.

·
We expect to spend approximately $100,000 on marketing in the first and second quarters of 2007, through both online and offline advertising mediums. In order to further increase our member base, we plan to offer online contests that reward members for inviting their friends to join the site. Additionally, several of the unique features on our new website, as well as features currently being developed, have been built with the goal of generating viral growth. We believe that these features will generate significant membership growth via word-of-mouth.

·
We will also actively pursue partnership opportunities with other online dating and social networking companies to increase our member base. In addition, we will consider acquiring other established online dating sites in order to grow our member base. We expect to use a combination of stock and cash to purchase other online dating sites. We believe that our sites offer unique features for singles that will be very appealing to current online dating site users once an active member base has been established on our sites.

·
Another area that we will continue to vigorously pursue as part of our marketing and branding program is search engine placement. We have made efforts to optimize our websites for priority search engine placement, which we feel can improve search results, which in turn directs more traffic to the websites.

·
We hope to convert our website(s) to a subscription-based pay model in late 2007, or at such time as our member base has grown to the point where it can support the implementation of a pay model. Our decision to convert to a pay model is dependent upon a variety of factors within the overall member total.
Such factors include how much activity there is on the site, as well as the success and popularity of new features we add in the coming months. We will begin to carefully consider imposing subscription fees for our services when our member base reaches the 100,000 member range.

Results of Operations for the Twelve Months Ended December 31, 2006 Compared to the Twelve Months Ended December 31, 2005

Revenue decreased from $169 for the twelve months ended December 31, 2005 to $92 for the twelve months ended December 31, 2006 a decrease of $77. These revenues are solely based on the advertising revenues we received from our Google AdSense program in effect in 2005 and 2006. The decrease was due to the limited advertising on our eTwine.com website due to the shift in emphasis from eTwine.com to IamFreeTonight.com. We have not yet begun to accept advertising on IamFreeTonight.com.

Research and development expenses for the twelve months ended December 31, 2006 increased to $126,590 from $56,199 for the twelve months ended December 31, 2005, representing an increase of $70,391. The increase in research and development is primarily attributable to the increase in spending on the continued development of our IamFreeTonight.com website.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by its previous financing activities. At December 31, 2006, the Company had cash of $215,792. In December 2006, we completed an offering in which we sold a total of 500,000 shares of our common stock at $.30 per share for a total of $150,000 to twelve investors.

In December 2006 the Company filed a registration statement with the SEC which was declared effective in January 2007 registering a $10 million Investment Agreement with Dutchess Private Equities Fund, Ltd. of Boston along with the shares of Common Stock issued to investors in connection with the private placement in December 2006. Under the terms of the Investment Agreement, the Company may elect to receive as much as $10 million from Dutchess through common stock purchases by Dutchess over the next three years. The Company will account for amounts received under the agreement in accordance with EITF-00-19.

We believe we can not currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues from our operations. However, management plans to increase revenue and obtain additional financing in order to sustain operations for at least the next twelve months. We have already obtained some financing and sold shares to support our continued operations. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

On March 5, 2007, we entered into an agreement with a public relations firm for a period of 90 days. The agreement calls for us to pay cash consideration of $15,000 and 60,000 shares of common stock.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we would then not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our consulting services to cover our operating expenses. Consequently, there is substantial doubt about the Company’s ability to continue to operate as a going concern.

        As reflected in the accompanying audited financial statements, we are in the development stage and have a negative cash flow from operations of $194,795 from inception and an accumulated deficit of $ $704,544. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Transaction with Dutchess Private Equities Fund II, LLP

 On November 22, 2006, we entered into an Investment Agreement (the “Agreement”) with Dutchess Private Equities Fund, Ltd. (“Dutchess”) to provide us with an equity line of credit. Pursuant to this Agreement, upon effectiveness of this registration statement, Dutchess is contractually obligated to purchase up to $10,000,000 of the Company’s Stock over the course of 36 months (“Line Period”), after a  registration statement has been declared effective (“Effective Date”). The amount that the Company shall be entitled to request from each of the purchase “Puts”, shall be equal to either 1) $100,000 or 2) 200% of the average daily volume (U.S market only) (“ADV”), multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date.  The ADV shall be computed using the ten (10) trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice shall be set at ninety-five percent (95%) of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put.  During this time, the Company shall not be entitled to deliver another Put Notice.

The Company shall automatically withdraw that portion of the put notice amount, if the Market Price with respect to that Put does not meet the Minimum Acceptable Price.  The Minimum Acceptable Price is defined as seventy-five (75%) of the closing bid price of the common stock for the three (3) trading days prior to the Put Date.

In connection with the Agreement, we entered into a Registration Rights Agreement with Dutchess (“Registration Agreement”). Pursuant to the Registration Agreement, we were obligated to file a registration statement with the Securities and Exchange Commission covering the shares of common stock underlying the Investment Agreement within thirty (30) days after the closing date. In addition, we were obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within ninety (90) days after the closing date.

Critical Accounting Pronouncements

Our significant accounting policies are summarized in Note 1 of our financial statements.

We have adopted the following accounting standards. While all of these significant accounting policies impact our financial condition, our views of these policies are critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report:

We recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

        We recognize revenue as earned on a click through basis. As the traffic moves through the websites per click, the contract amount is recognized as revenue. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result.

        We have adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. Expenses subsequent to the launch have been expensed as research and development expenses.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7.    Financial Statements.

eTWINE HOLDINGS, INC.  AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2006

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM MAY 7, 2004 (INCEPTION) TO DECEMBER 31, 2006

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM MAY 7, 2004 (INCEPTION) TO DECEMBER 31, 2006

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM MAY 7, 2004 (INCEPTION) TO DECEMBER 31, 2006

PAGES	F-6 - F-14	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
eTwine Holdings, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of eTwine Holdings, Inc. and subsidiary (a development stage company) as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2006 and 2005 and for the period from May 7, 2004 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of eTwine Holdings, Inc. and subsidiary (a development stage company) as of December 31, 2006 and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and for the period from May 7, 2004 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company is in the development stage with no operations, an accumulated deficit during development stage of $704,544 and has a negative cash flow from operations of $194,795 since inception. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 8. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
January 30, 2007, except for Note 9(c), to which the date is March 5, 2007.

eTwine Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheet
As of December 31, 2006

ASSETS

2006

Current Assets
Cash	$215,792
Accounts receivable	52
Total Current Assets	215,844

Website development costs, net	21,437

Total Assets	$237,281

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$856
Accrued interest	12,649
Advances from stockholder	10,138
Total Current Liabilities	23,643

Convertible note payable - stockholder	85,348

Total Liabilities	108,991

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
9,008,780 shares issued and outstanding	9,009
Additional paid-in capital	829,075
Accumulated deficit during development stage	(704,544)
Deferred Compensation	(5,250)
Total Stockholders' Equity	128,290

Total Liabilities and Stockholders' Equity	$237,281

See accompanying notes to consolidated financial statements

eTwine Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

	For the Year Ended December 31		May 7, 2004 (Inception) to
	2006	2005	December 31, 2006

Revenue	$92	$169	$362

Operating Expenses
Professional fees	69,375	24,088	$100,538
Research and Development	126,590	56,199	$195,129
Depreciation	8,100	8,100	$20,012
General and administrative	380,767	-	$380,797
Total Operating Expenses	584,832	88,387	696,476

Loss from Operations	(584,740)	(88,218)	(696,114

Other Income (Expense)
Interest Expense	(5,954)	(4,868)	$(12,648
Interest Income	3,910	307	$4,218
Total Other Expense, net	(2,044)	(4,561)	(8,430

Loss Before Provision For Income Taxes	(586,784)	(92,779)	(704,544

Provision for Income Taxes	-	-	-

Net Loss	$(586,784)	$(92,779)	$(704,544

Net Loss Per Share - Basic and Diluted	(0.07)	(0.01)	(0.09

Weighted average number of shares outstanding
during the period - basic and diluted	8,314,211	7,495,216	7,756,034

See accompanying notes to consolidated financial statements

eTwine Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity(Deficiency)
For the period from May 7, 2004 (inception) to December 31, 2006

	Preferred Stock		Common stock			Deficit
	$.001 Par Value		$.001 Par Value		Additional	accumulated during			Total
	Number of				paid-in	development	Deferred	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Compensation	Receivable	Equity

Stock issued to founders on May 7, 2004	-	-	7,300,000	$7,300	$-	$(600)	$-	$(7,300)	$(600)

Net loss, 2004	-	-	-	-	-	(24,381)	-	-	(24,381)
-
Balance, December 31, 2004	-	-	7,300,000	7,300	-	(24,981)	-	(7,300)	(24,981)
-
Stock issued for cash	-	-	797,000	797	198,453	-	-	(93,500)	105,750

Deferred compensation			-	-	-	-	(22,656)		(22,656)
(shares issued for service)

Stock issued for services	-	-	130,000	130	32,370	-			32,500

Net loss, 2005	-	-	-	-	-	(92,779)	-	-	(92,779)

Balance, December 31, 2005	-	-	8,227,000	8,227	230,823	(117,760)	(22,656)	(100,800)	(2,166)

Cash received on subscription receivable	-	-	-	-	-	-	-	100,800	100,800

Deferred Compensation Realized							22,656		22,656

Shares issued for services	-	-	281,780	282	83,502	-	-	-	83,784

Stock options granted for services					365,250				365,250

Stock issued for cash			500,000	500	149,500				150,000

Stock based compensation	-	-	-		-	-	(5,250)	-	(5,250)

Net loss, December 31, 2006	-	-	-	-	-	(586,784)	-	-	(586,784)

Balance, for the year ended December 31, 2006	-	-	9,008,780	9,009	829,075	(704,544)	(5,250)	-	128,290

See accompanying notes to consolidated financial statements

eTwine Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

			May 7, 2004
	For the year ended December 31,		(Inception) to
	2006	2005	December 31, 2006
Cash Flows From Operating Activities:
Net Loss	$(586,784)	$(92,779)	$(704,544)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	8,100	8,100	20,012
Stock issued for services	101,190	9,843	111,034
Stock option	365,250		365,250
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts Receivable	9	(61)	(52)
Increase (Decrease) in:
Accounts payable	(2,145)	861	856
Accrued interest payable	5,955	4,869	12,649
Net Cash Used In Operating Activities	(108,425)	(69,167)	(194,795)

Cash Flows From Investing Activities:
Website development Costs	(949)	-	(41,449)
Net Cash Used in Investing Activities	(949)	-	(41,449)

Cash Flows From Financing Activities:
Proceeds from collection of stock subscription	93,500	-	93,500
Proceeds from issuance of stock for cash	150,000	105,750	255,750
Proceeds from related party loan	-	41,936	102,786
Net Cash Provided By Financing Activities	243,500	147,686	452,036

Net Increase in Cash	134,126	78,519	215,792

Cash at Beginning of Period	81,666	3,147	-

Cash at End of Period	$215,792	$81,666	$215,792

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-Cash Financing Activities:
During 2006, a stockholder exchanged $7,300 of his note payable balance for full payment of the subscription receivable of $7,300.

See accompanying notes to consolidated financial statements

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

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

(B) Principles of Consolidation

The accompanying 2006 consolidated financial statements include the accounts of eTwine Holdings, Inc. and it’s 100% owned subsidiary eTwine, Inc. The accompanying 2005 consolidated financial statements include the accounts of eTwine Holdings, Inc. from July 19, 2005 (inception) and its 100% owned subsidiary eTwine, Inc. All inter-company accounts have been eliminated in the consolidation.

(C) Use of Estimates

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2006, the Company has a net operating loss carryforward of $339,294 available to offset future taxable income through 2026. The valuation allowance at December 31, 2005 was $239,545. The net change in the valuation allowance for the year ended December 31, 2006 was an increase of $199,507.

(F) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a three year life for software.

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

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” The 370,592 shares issuable upon conversion of the note payable were not included in the computation of loss per share for December 31, 2006 and 2005, and for the period from May 7, 2004 (inception) to December 31, 2006, because their inclusion is anti-dilutive. The 1,500,000 shares issuable upon the exercise of stock options were not included in the computation of loss per share for December 31, 2006 or the period from May 7, 2004 (inception) to December 31, 2006 because their inclusion is anti-dilutive.

(J) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts receivable, accounts payable, advances from stockholder and notes payable approximate fair value based on the short-term maturity of these instruments.

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

(L) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At December 31, 2006, the Company had approximately $126,601 in excess of FDIC insurance limits.

At December 31, 2006, 100% of the accounts receivable was due from one customer.

During 2006 and 2005, 100% of revenues were derived from one customer.

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

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

(N) Intangible Assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets and, as required, the Company does not amortize indefinite lived intangible assets. Intangible assets that do not have indefinite lives are amortized over the useful lives and reviewed for impairment in accordance with SFAS no. 144.

(O) Recent Accounting Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 2        WEBSITE

At December 31, 2006 website costs were as follows:

2006

Software	949
Website costs	$40,500
Less accumulated amortization	(20,012)

$21,437

Amortization expense for the years ended December 31, 2006, 2005 and for the period from May 7, 2004 to December 31, 2006 was $8,100, $8,100 and $20,012, respectively.

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

Estimated future amortization of intangible assets is as follows:

Year	Amount

2007	8,416
2008	8,416
2009	4,605
21,437

NOTE 3         STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Services

On November 15, 2006, the Company executed an agreement with an unrelated third party to provide business consulting services in exchange for 20,000 shares of common stock. The stock has a fair value of $0.30 per share based upon recent cash offerings aggregating $6,000. The Company has recorded the entire amount as deferred compensation at issuance, and amortized $750 for the year ended December 31, 2006. The remaining deferred compensation at December 31, 2006 was $5,250.

On November 15, 2006, the Company issued 100,000 shares of common stock at an offering price of $0.30 per share in exchange for legal services rendered having a fair value at the grant date of $30,000.

On November 15, 2006, the Company issued 21,780 shares of common stock at an offering price of $0.30 per share in exchange for consulting services rendered having a fair value at the grant date of $6,534.

On December 20, 2006, the Company issued 125,000 shares of common stock at an offering price of $0.30 per share in exchange for consulting services rendered having a fair value at the grant date of $37,500.

On July 1, 2006, the Company issued 15,000 shares of common stock at a recent cash offering price of $.25 per share in exchange for consulting services rendered having a fair value at the grant date of $3,750.

During 2005, the Company issued 130,000 shares of common stock at a recent cash offering price of $.25 per share in exchange for services rendered having a fair value at the grant date of $32,500. The Company will recognize the value of the shares over the life of the agreements. As of December 31, 2006, the Company recognized $22,656 of consulting expense.

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

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

(B) Stock Issued for Cash

During November 2006, the Company sold 500,000 shares of common stock pursuant to the terms of a private placement offering. The shares were sold for $0.30 each. Total proceeds from the sale of stock aggregated $150,000.

(C) Stock Options Issued for Services

On December 13, 2006, the Company executed an employment agreement with its President and CEO. The term ceases December 1, 2007, but there is an automatic option to extend the agreement for a period of three additional years. Pursuant to the terms of the agreement, the individual will receive 1,500,000 options of the Company having an exercise price of $0.40 per share. The options vest immediately and the Company recorded compensation expense of $365,250, with an offsetting credit is to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method. The assumptions used were as follows:

            Expected life   2 years
            Expected volatility  71.86%
            Risk free interest rate 4.86%
            Expected dividends 0%

The following tables summarize all stock option grants to employees as of December 31, 2006 and 2005 and the related changes during these periods are presented below.

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2004	-	$-
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Balance at December 31, 2005	-	$-
Granted	1,500,000	$0.40
Exercised	-	$-
Forfeited	-	$-
Balance at December 31, 2006	1,500,000	$0.40
Options exercisable at December 31, 2006	1,500,000	$0.40
Weighted average fair value of options granted during 2006		$0.40

Of the total options granted, all 1,500,000 are fully vested, exercisable and non-forfeitable.

The following table summarizes information about stock options for the Company at December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$0.40	1,500,000	1.84 Years	$0.40	1,500,000	$0.40

NOTE 4       ADVANCES FROM STOCKHOLDER

During 2004, a stockholder paid $60,850 for operating expenses on behalf of the Company. The advances are due on demand, non-interest bearing and unsecured (See Note 7).

During 2005, a stockholder paid $41,936 for operating expenses on behalf of the Company (See Note 7).

On December 29, 2005, $92,648 of the stockholder advances were converted into a convertible note payable (See Note 5 and 7). At December 31, 2006, $85,348 remains outstanding.

At December 31, 2006, $10,138 of advances to stockholder remains outstanding. The balance accrues interest at a rate of 6% per annum, is unsecured and due on demand.

The Company has accrued $12,649 of related interest on these advances and convertible note payable at December 31, 2006.

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

NOTE 5       CONVERTIBLE NOTE PAYABLE - STOCKHOLDER

On December 29, 2005, $92,648 of the stockholder advances were converted into a convertible note payable, due December 31, 2008 and bearing interest at a rate of 6% per annum. The Company and the note holder, by mutual consent have the right to convert, in part or in total, the amount due and payable under the note, into common stock at a conversion rate of $0.25 per share resulting in the issuance of a maximum 370,592 shares of common stock not including the accrued interest. The cash offering price at that time was $0.25 and therefore there was no beneficial conversion feature on the note. During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.

NOTE 6       COMMITMENTS AND CONTINGENCIES

During November 2005, the Company entered into a two year consulting agreement for the continued improvement and monthly maintenance of the eTwine website. The terms of the agreement call for a monthly maintenance fee of $1,500 and the issuance of 200,000 shares. The consultants are entitled to an additional 25,000 shares at the completion of the agreement. As of December 31, 2006, the Company has issued 100,000 shares.

During 2005, the Company issued 30,000 shares of common stock to a law firm for services. The agreement requires the Company to guarantee the minimum value of the shares of $7,500 upon trading of the securities or issue additional shares to compensate the law firm for the shortfall. In addition, the Company has the right to repurchase the shares any time prior to receiving approval to trade.

In June 2006, the Company entered into a six-month consulting agreement with a web site development company. Pursuant to the terms of the agreement, the consultant will receive payments of common stock based upon the achievement of certain milestones. The Company is required to pay the consultant $1,400 per week plus 4,000 shares of common stock having a fair value of $1,000 per week if certain milestones were met. The shares were valued at the Company’s then cash offering price of $0.25. Aggregate cash and non cash compensation on a weekly basis, exclusive of any milestones is $1,400.

NOTE 7       RELATED PARTY TRANSACTIONS

The stockholder of the Company received 7,300,000 shares of common stock with a fair value of $7,300 (See Note 3(A)).

Since inception, the Company received $102,786 of advances from a stockholder. On December 29, 2005, $92,648 was converted into a convertible note payable, due December 31, 2008 and bearing interest at a rate of 6% per annum. During 2006, the subscription receivable was settled by an exchange of $7,300 in a convertible note - stockholder.

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

NOTE 8       GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company is in the development stage with limited operations, an accumulated deficit from inception of $704,544 and a negative cash flow from operations of $194,795 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional equity funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 9       SUBSEQUENT EVENTS

                (A)  Website Development Agreement

On December 20, 2006, the Company entered into a service agreement with an unrelated third party to provide web development and programming related services. The term of the agreement is from January 1, 2007 to December 31, 2007. As compensation for services received the Company is required to pay $2,300 per week for programmers. The company will also issue an additional 100,000 shares of common stock, fair value will be determined on issuance date provided the required services have been performed. In addition, based on Company’s discretion it will grant up to 150,000 stock options as follows:

June 30	2007 - exercise price $0.50
June 30	2007 - exercise price $1.00
December 31	2007 - exercise price $0.50
December 31	2007 - exercise price $1.00

(B)   Consulting Agreement

On January 10, 2007, the Company entered into a service agreement with an unrelated third party to provide marketing and advertising services. The term of the services to be provided is from March 1, 2007 to April 30, 2007. As compensation for services received the Company will be required to pay shares of common stock having a fair value of $0.30 per share based on recent cash offerings. The Company is not required to pay any stock based compensation until the end of the service period and unless the service provider has surpassed certain predetermined milestones.

C)   Public Relations Agreement

On March 5, 2007, the Company entered into an agreement with a public relations firm for a period of 90 days. The agreement calls for the Company to pay cash consideration of $15,000 and 60,000 shares of common stock.

Item 8.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.    Other Information.

None.

II-1

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our sole executive officer and director.

Name	Age	Position	Date of Appointment

Clifford Lerner	29	President, Chief Executive Officer, Chief Financial Officer, Chairman	Inception

 Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

CLIFFORD LERNER is our President and Chief Executive Officer as well as Chairman of our Board of Directors. Prior to joining eTwine in July 2005, Clifford spent his professional career from July 2000 to May 2005 at Lehman Brothers Inc. as an Analyst in its Equities division. Clifford worked as an Analyst in the Product Management Group where his duties involved helping to coordinate the morning and afternoon equity research calls. He received his undergraduate degree from Cornell University in 2000 where he majored in Applied Economics & Business Management.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

None.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

III-1

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.    Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Clifford Lerner, (1) President, Chief	2006	$0	0	0	0	0	0	0	$0
Executive Officer,	2005	$0	0	0	0	0	0	0	$0
Chief Financial Officer

(1)
Pursuant to his employment agreement with us, Clifford Lerner received options to purchase one million five hundred thousand shares of the Company’s Common Stock at a price of $0.40, such options to expire in 2012

Outstanding Equity Awards at Fiscal Year-End Table. We granted to Clifford Lerner options to purchase one million five hundred thousand shares of the Company’s Common Stock at a price of $0.40, such options to expire in 2012.

Employment Agreements

Employment and Consulting Agreements

We entered into an employment agreement with Mr. Clifford Lerner, our Chief Executive Officer, President, and Chairman of the Board of Directors, on December 14, 2006. Pursuant to such agreement, we granted to Clifford Lerner options to purchase one million five hundred thousand shares of the Company’s Common Stock at a price of $0.40, such options to expire in 2012.

III-2

Compensation of Directors

For the fiscal year ended December 31, 2006, we did not compensate our directors for their services.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of March 16, 2007, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Clifford Lerner	7,000,000 (2)	77.70%

Common Stock	All executive officers and directors as a group	7,000,000 (2)	77.70%

(1)The percent of class is based on 9,008,780 shares of common stock issued and outstanding as of March 16, 2007.
(2) In addition to the 7,000,000 shares set forth above, Clifford Lerner owns the option to purchase an additional 1,500,000 shares of our common stock at $.40 pursuant to his employment agreement with us.

Item 12.    Certain Relationships and Related Transactions.

During 2004, Darrell Lerner, the original founder of our subsidiary eTwine, Inc., paid $60,850 for operating expenses on our behalf and during 2005 he paid $41,936 for operating expenses on our behalf. The advances were due on demand, non-interest bearing and unsecured. On December 29, 2005, $92,648 of the stockholder advances were converted into a convertible note payable due December 31, 2008 and bearing interest at a rate of 6% per annum.

On June 15, 2005, Mr. Lerner paid a subscription receivable to us in the amount of $7,300 through the reduction of his note. Based upon same, the convertible note is currently for a total of $85,348. This note was for monies paid to eTwine by Mr. Lerner prior to the merger. By mutual consent, we agreed that Mr. Lerner has the right to convert, in part or in total, the amount due and payable under the note, into common stock at a conversion rate of $0.25 per share results in the issuance of 341,392 shares of common stock plus any accrued interest. The recent cash offering price was $0.25 and therefore there was no beneficial conversion feature on the note. In addition, Mr. Lerner received 300,000 shares of our common stock pursuant to the stock purchase agreement and share exchange with eTwine, Inc., a New York corporation, based on his ownership interest in eTwine, Inc., a New York corporation.

On December 30, 2005, we obtained all of the shares of eTwine, Inc., a New York Corporation, pursuant to a Stock Purchase Agreement and Share Exchange between eTwine, Inc. and us in consideration for the issuance of 8,227,000 shares to the eTwine, Inc. shareholders. Clifford Lerner remained our sole officer and director after the agreement and pursuant to the agreement eTwine, Inc. became our wholly owned subsidiary. Clifford Lerner was the sole officer and director of both entities at the time of the agreement.

III-3

Item 13.    Exhibits.

Exhibit No.	Title of Document	Location

3.1.1	Articles of Incorporation	Incorporated by reference to Form SB-2 filed on March 14, 2006

3.2	Bylaws	Incorporated by reference to Amendment No. 1 to Form SB-2 filed on September 16, 2005

10.1	Investment Agreement dated November 22, 2006 and between the Company and Dutchess Private Equities Fund, Ltd	Incorporated by reference to Form SB-2 filed on December 26, 2006

10.2	Registration Rights Agreement dated June 29, 2006 by and between the Company and Dutchess Private Equities Fund, Ltd.	Incorporated by reference to Form SB-2 filed on December 26, 2006

10.3	Stock Purchase Agreement and Share Exchange	Incorporated by reference to Amendment No. 1 to the Form SB-2 filed on May 12, 2006

10.4	Promissory Note	Incorporated by reference to Amendment No. 1 to Form SB-2 filed on May 12, 2006

10.5	Private Placement and Subscription Agreement	Incorporated by reference to Amendment No. 3 to Form SB-2 filed on June 28, 2006

10.6	Employment Agreement	Incorporated by reference to Form SB-2 filed on August 31, 2006

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.    Principal Accounting Fees and Services.

Audit Fees

        For our fiscal year ended December 31, 2006, we were billed approximately $14,034 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2005, we were billed approximately $2,560 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal years ended December 31, 2006 and 2005, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2006 and 2005.

III-4

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETWINE HOLDINGS, INC.

By:	/s/ Clifford Lerner
CLIFFORD LERNER
President, Chief Executive Officer, Chief Financial Officer

Date:	March 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Clifford Lerner	President, Chief Executive Officer,	March 16, 2007
CLIFFORD LERNER	Chief Financial Officer