Form 10QSB
period 2007-03-31
eTwine Holdings, Inc
filed 2007-05-09
CIK 1355839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2007: 9,248,780 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

eTWINE HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2007 (UNAUDITED)

PAGE	F-2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND FOR THE PERIOD FROM MAY 7, 2004 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGE	F-3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM MAY 7, 2004 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGE	F-4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND FOR THE PERIOD FROM MAY 7, 2004 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGES	F-5 - F-15	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

eTwine Holdings, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheet
March 31, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$77,819
Accounts receivable, net	59
Total Current Assets	77,878

Website development costs, net	20,983

Other Assets
Security Deposit	1,210
Prepaid Expense	15,220
Total Other Assets	16,430

Total Assets	$115,291

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$11,417
Accrued interest	14,021
Total Current Liabilities	25,438

Convertible Note Payable - Stockholder	45,486

Total Liabilities	70,924

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
9,228,780 shares issued and outstanding	9,229
Additional paid-in capital	882,855
Accumulated deficit during development stage	(843,967)
Less: defered compensation	(3,750)
Total Stockholders' Equity	44,367

Total Liabilities and Stockholders' Equity	$115,291

See accompanying notes to condensed consolidated financial statements.

eTwine Holdings, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2007 and 2006 and
for the Period from May 7, 2004 (inception) to March 31, 2007
(Unaudited)
			May 7, 2004
	Three Months Ended March 31,		(Inception) to
	2007	2006	March 31, 2007

Revenue	$7	$33	$369

Operating Expenses
Professional fees	8,223	13,970	108,761
Research and Development	29,900	19,032	225,029
Depreciation	2,157	2,025	22,169
General and administrative	98,750	910	479,547
Total Operating Expenses	139,030	35,937	835,506

Loss from Operations	(139,023)	(35,904)	(835,137)

Other Expense
Interest Expense	(1,372)	(1,542)	(14,020)
Interest Income	972	631	5,190
Total Other Expense, net	(400)	(911)	(8,830)

Loss Before Provision For Income Taxes	(139,423)	(36,815)	(843,967)

Provision for Income Taxes	-	-	-

Net Loss	$(139,423)	$(36,815)	$(843,967)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.00)	$(0.11)

Weighted average number of shares outstanding
during the period - basic and diluted	9,022,558	8,227,000	7,863,772

See accompanying notes to condensed consolidated financial statements.

eTwine Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
For the period from May 7, 2004 (inception) to March 31, 2007
(Unaudited)

	Preferred Stock		Common stock			Deficit
	$.001 Par Value		$.001 Par Value		Additional	accumulated during			Total
	Number of				paid-in	development	Deferred	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Compensation	Receivable	Equity

Stock issued to founders on May 7, 2004	-	-	7,300,000	$7,300	$-	$(600)	$-	$(7,300)	$(600)

Net loss, 2004	-	-	-	-	-	(24,381)	-	-	(24,381)

Balance, December 31, 2004	-	-	7,300,000	7,300	-	(24,981)	-	(7,300)	(24,981)

Stock issued for cash	-	-	797,000	797	198,453	-	-	(93,500)	105,750

Deferred compensation			-	-	-	-	(22,656)		(22,656)
(shares issued for service)

Stock issued for services	-	-	130,000	130	32,370	-			32,500

Net loss, 2005	-	-	-	-	-	(92,779)	-	-	(92,779)

Balance, December 31, 2005	-	-	8,227,000	8,227	230,823	(117,760)	(22,656)	(100,800)	(2,166)

Cash received on subscription receivable	-	-	-	-	-	-	-	100,800	100,800

Deferred Compensation Realized	-	-	-	-	-	-	22,656	-	22,656

Shares issued for services	-	-	281,780	282	83,502	-	-	-	83,784

Stock options granted for services	-	-	-	-	365,250	-	-	-	365,250

Stock issued for cash	-	-	500,000	500	149,500				150,000

Stock based compensation	-	-	-		-	-	(5,250)	-	(5,250)

Net loss, 2006	-	-	-	-	-	(586,784)	-	-	(586,784)

Balance, December 31, 2006	-	-	9,008,780	9,009	829,075	(704,544)	(5,250)	-	128,290

Shares issued for services	-	-	20,000	20	3,980	-	-	-	4,000

Stockholder note payable converted to common stock	-	-	200,000	200	49,800	-	-	-	50,000

Deferred Compensation Realized	-	-	-	-	-	-	1,500	-	1,500

Net Loss, March 31, 2007	-	-	-	-	-	(139,423)	-	-	(139,423)

Balance, March 31, 2007	-	-	9,228,780	9,229	882,855	(843,967)	(3,750)	-	44,367

See accompanying notes to condensed consolidated financial statements.

eTwine Holdings, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006 and
for the Period from May 7, 2004 (inception) to March 31, 2007
(Unaudited)
			May 7, 2004
	Three Months Ended March 31,		(Inception) to
	2007	2006	March 31, 2007
Cash Flows From Operating Activities:
Net Loss	$(139,423)	$(36,815)	$(843,967)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	2,157	2,025	22,169
Amortization of stock based compensation	1,500	7,032	365,250
Stock issued for services	4,000	-	120,284
Deferred Compensation	-	-	(3,750)
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts Receivable	(6)	(33)	(59)
Prepaid Expense	(15,220)		(15,220)
Security Deposit	(1,210)		(1,210)
Increase (Decrease) in:
Accounts payable	10,560	(282)	11,417
Accrued interest payable	1,372	1,543	14,021
Net Cash Used In Operating Activities	(136,270)	(26,530)	(331,065)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	(1,703)		(2,652)
Website development Costs	-	-	(40,500)
Net Cash Provided By Investing Activities	(1,703)	-	(43,152)

Cash Flows From Financing Activities:
Proceeds from collection of stock subscription	-	53,500	93,500
Proceeds from issuance of stock net of subscription	-	-	255,750
Advances from stockholder	-	-	102,786
Net Cash Provided By Financing Activities	-	53,500	452,036

Net Increase (Decrease) in Cash	(137,973)	26,970	77,819

Cash at Beginning of Period	215,792	81,666	-

Cash at End of Period	$77,819	$108,636	$77,819

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

During 2004, the Company sold 7,300,000 shares of common stock in exchange for a subscription receivable totaling $7,300. During 2006, a stockholder exchanged $7,300 of a note payable in full settlement of a subscription receivable.

For the period ended March 31, 2007 the Stockholder exchanged $50,000 of a convertible note payable for 200,000 shares of Common Stock.

See accompanying notes to condensed consolidated financial statements.

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year

(B) Organization

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

(C) Principles of Consolidation

The accompanying 2007 and 2006 condensed consolidated financial statements include the accounts of eTwine Holdings, Inc. and its 100% owned subsidiary eTwine, Inc. All intercompany accounts have been eliminated in the consolidation.

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

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

(E) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” The 170,592 shares issuable upon conversion of the note payable were not included in the computation of loss per share for March 31, 2007 and 2006, and for the period from May 7, 2004 (inception) to March 31, 2007, because their inclusion is anti-dilutive. The 1,500,000 shares issuable upon the exercise of stock options were not included in the computation of loss per share for March 31, 2007 or the period from May 7, 2004 (inception) to March 31, 2007 because their inclusion is anti-dilutive.

(G) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a three year life for software.

(H) Stock-Based Compensation

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

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements.

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006.

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

(K) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts receivable, accounts payable, advances from stockholder and notes payable approximate fair value based on the short-term maturity of these instruments.

(L) Research and Development

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

(M) Concentration of Credit Risk

At March 31, 2007 and 2006, 100% of the accounts receivable was due from one customer.

(N) Revenue Recognition

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

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

The Company recognizes revenue as earned on a click through basis. As the traffic moves through the websites per click, the contract amount is recognized as revenue. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result.

(O) Intangible Assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets and, as required, the Company does not amortize indefinite lived intangible assets. Intangible assets that do not have indefinite lives are amortized over the useful lives and reviewed for impairment in accordance with SFAS no. 144.

NOTE 2	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Services

On March 6, 2007, the Company executed an agreement with an unrelated third party to provide business investor relations services in exchange for total compensation of $15,000 and 60,000 shares of common stock for a period of 90 days. The common stock has a fair value of $0.20 per share based upon the quoted closing trading price. For the period ended March 31, 2007, the Company paid cash consideration of $5,000 and 20,000 shares of common stock with a fair value of $4,000. The Company is obligated to issue an additional 20,000 shares of common stock on April 5, 2007 and May 5, 2007. The Company will also pay $5,000 on each of these dates.

On November 15, 2006, the Company executed an agreement with an unrelated third party to provide business consulting services in exchange for 20,000 shares of common stock. The stock has a fair value of $0.30 per share based upon recent cash offerings aggregating $6,000. The Company has recorded the entire amount as deferred compensation at issuance, and amortized $2,250 for the period ended March 31, 2007. The remaining deferred compensation at March 31, 2007 was $3,750.

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

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

On July 1, 2006, the Company issued 15,000 shares of common stock at a recent cash offering price of $0.25 per share in exchange for consulting services rendered having a fair value at the grant date of $3,750.

During 2005, the Company issued 130,000 shares of common stock at a recent cash offering price of $0.25 per share in exchange for services rendered having a fair value at the grant date of $32,500. The Company will recognize the value of the shares over the life of the agreements. As of March 31, 2007, the Company recognized $32,500 of consulting expense.

During 2005, the Company issued 797,000 shares of common stock at an offering price of $0.25 per share for a value of $199,250, in exchange for cash totaling $105,750 and a charge to subscription receivable of $93,500. Of the total stock subscription, $93,500 was collected during 2006.

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

(C) Stock Options Issued for Services

On December 13, 2006, the Company executed an employment agreement with its President and CEO. The term ceases December 1, 2007, but there is an automatic option to extend the agreement for a period of three additional years. Pursuant to the terms of the agreement, the individual will receive 1,500,000 options of the Company having an exercise price of $0.40 per share. The options vest immediately and the Company recorded compensation expense of $365,250, with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method. The assumptions used were as follows:

Expected life	2 years
Expected volatility	71.86%
Risk free interest rate	4.86%
Expected dividends	0%

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

The following tables summarize all stock option grants to employees as of March 31, 2007 and December 31, 2006, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2005	-	$-
Granted	1,500,000	$0.40
Exercised	-	$-
Forfeited	-	$-
Balance at December 31, 2006	1,500,000	$0.40
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2007	1,500,000	0.40
Options exercisable at March 31, 2007	1,500,000	$0.40
Weighted average fair value of options granted during 2007		$-

Of the total options granted, all 1,500,000 are fully vested, exercisable and non-forfeitable.

The following table summarizes information about stock options for the Company at March 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2007	Weighted Average Exercise Price
$0.40	1,500,000	1.59 Years	$0.40	1,500,000	$0.40

NOTE 3        ADVANCES FROM STOCKHOLDER

During 2004, a stockholder paid $60,850 for operating expenses on behalf of the Company. The advances are due on demand, non-interest bearing and unsecured (See Note 7).

During 2005, a stockholder paid $41,936 for operating expenses on behalf of the Company (See Note 7).

On December 29, 2005, $92,648 of the stockholder advances was converted into a convertible note payable (See Note 5 and 7). During the three months ended March 31, 2007, $50,000 of the convertible note payable was converted into common stock. At March 31, 2007, $35,348 remains outstanding.

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

At March 31, 2007, $10,138 of advances to stockholder remains outstanding. The balance accrues interest at a rate of 6% per annum, is unsecured and due on demand.

The Company has accrued $14,021 of related interest on these advances and convertible note payable at March 31, 2007.

NOTE 4        CONVERTIBLE NOTE PAYABLE - STOCKHOLDER

On December 29, 2005, $92,648 of the stockholder advances were converted into a convertible note payable, due December 31, 2008 and bearing interest at a rate of 6% per annum. All debt can be converted at the rate of $0.25 per share for each $1 of debt. The cash offering price at that time was $0.25 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent. During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.

On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 200,000 shares of common stock. The fair value of the common stock was $0.25 per share based upon the terms of the convertible note entered into on December 29, 2005. Accordingly, no gain or loss is recognized in this transaction. At March 31, 2007, the Company had a remaining balance due of $45,486. This balance consists of $35,348 due as evidenced by a 6%, unsecured, convertible note payable dated December 31, 2008 and $10,138 of previous advances which can now be converted through March 1, 2010 at the rate of $0.30 per share for each $1 of debt. The related obligations have been classified as long term liabilities. At March 31, 2007, accrued interest payable totaled $14,021.

NOTE 5         COMMITMENTS

On January 10, 2007, the Company entered into a service agreement with an unrelated third party to provide marketing and advertising services. The term of the services to be provided is from March 1, 2007 to April 30, 2007. As compensation for services received the Company will be required to pay shares of common stock having a fair value of $0.30 per share based on recent cash offerings. The Company is not required to pay any stock based compensation until the end of the service period and if the service provider has surpassed certain predetermined milestones. For the period ended March 31, 2007 no shares of common stock are due has the service provider has not met the milestones under the agreement.

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

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

The shares were valued at the Company’s then cash offering price of $0.25. Aggregate cash and non cash compensation on a weekly basis, exclusive of any milestones is $1,400. On December 20, 2006, the Company entered into a new consulting agreement. The term of the new agreement is from January 1, 2007 to December 31, 2007. As compensation for services received the Company is required to pay $2,300 per week for programmers. The company will also issue an additional 100,000 shares of common stock, fair value will be determined on issuance date provided the required services have been performed. As of March 31, 2007, no shares are due under the agreement. In addition, based on the Company’s discretion it will grant up to 150,000 stock options as follows:

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

NOTE 6         RELATED PARTY TRANSACTIONS

The stockholder of the Company received 7,300,000 shares of common stock with a fair value of $7,300 (See Note 3(A)).

During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.

On March 27, 2007, a stockholder converted $50,000 of a convertible note payable into 200,000 shares of common stock.

On December 29, 2005, $92,648 of the stockholder advances were converted into a convertible note payable, due December 31, 2008 and bearing interest at a rate of 6% per annum.

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 7        GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company is in the development stage with limited operations, an accumulated deficit from inception of $843,967 and a negative cash flow from operations of $331,065 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional equity funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8        SUBSEQUENT EVENTS

On April 11, 2007 20,000 shares of common stock was issued for marketing services under the consulting agreement.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

·
In November 2006, we launched a new online dating website located at www.IamFreeTonight.com. Over the next several months we will continue to upgrade the IamFreeTonight.com website and add new features which we believe will be unique to the online dating industry. Additional features will be rolled out on a continuing basis. Several of these features will be targeted specifically toward college students. We expect to spend approximately $10,000 per month for overall programming costs during this timeframe.

·
Continue to implement a marketing plan to increase our member base.  The majority of our member base has been obtained from three sources: search engine results, online advertisements, and word-of-mouth.

·
In order to further increase our member base, we plan to market the website through both online and offline advertising mediums. Additionally, we plan to offer online contests that reward members for inviting their friends to join the site. Furthermore, several of the unique features on our new website, as well as features currently being developed, have been built with the goal of generating viral growth. We believe that these features will generate membership growth via word-of-mouth and email referrals.

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

Results of Operations for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Revenue decreased from $33 for the three months ended March 31, 2006 to $7 for the three months ended March 31, 2007, a decrease of $26. These revenues are solely based on the advertising revenues we received from our Google AdSense program in effect in 2006 and 2007. The decrease was due to the limited advertising and reduced traffic on our eTwine.com website due to the Company’s shift in focus from eTwine.com to our new website, IamFreeTonight.com. We did not accept advertising on IamFreeTonight.com as of March 31, 2007.

Research and Development expenses for the three months ended March 31, 2007 increased to $29,900 from $19,032 for the three months ended March 31, 2006, representing an increase of $10,868. The increase in research and development is primarily attributable to the increase in spending on the continued development of our IamFreeTonight.com website.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by its previous financing activities. At March 31, 2007, the Company had cash of $77,819.

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

As reflected in the accompanying audited financial statements, we are in the development stage and have a negative cash flow from operations of $331,065 from inception and an accumulated deficit of $ 843,967. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements.

FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006.

The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Item 3.   Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On March 6, 2007, we issued 20,000 shares to the Cervelle pursuant to a consulting agreement with the Company. The shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports of Form 8-K.

(a)                Reports on Form 8-K and Form 8K-A

None

(b)                Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Clifford Lerner pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes
Oxley Act of 2002.

32.1	Certification of Clifford Lerner pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ETWINE HOLDINGS, INC

By: /s/Clifford Lerner
Clifford Lerner,
Chairman of the Board of Directors,
President, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

May 9, 2007