Form 10QSB
period 2007-06-30
eTwine Holdings, Inc
filed 2007-08-06
CIK 1355839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 6, 2007: 10,005,507 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

eTWINE HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2007 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD FROM MAY 7, 2004 (INCEPTION) TO JUNE 30, 2007 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM MAY 7, 2004 (INCEPTION) TO JUNE 30, 2007 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD FROM MAY 7, 2004 (INCEPTION) TO JUNE 30, 2007 (UNAUDITED)

PAGES	5 - 14	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

eTwine Holdings, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheet
June 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$73,259
Accounts receivable, net	339
Total Current Assets	73,598

Website development costs, net	18,826

Other Assets
Security Deposit	1,210
Prepaid Expense	4,478
Total Other Assets	5,688

Total Assets	$98,112

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$16,341
Accrued interest	14,694
Total Current Liabilities	31,035

Convertible Note Payable - Stockholder	45,486

Total Liabilities	76,521

Commitments and Contingencies	-

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
9,805,507 shares issued and outstanding	9,806
Additional paid-in capital	1,215,578
Accumulated deficit during development stage	(982,543)
Less: subscription receivable	(219,000)
Less: deferred compensation	(2,250)
Total Stockholders' Equity	21,591

Total Liabilities and Stockholders' Equity	$98,112

See accompanying notes to condensed consolidated financial statements.

eTwine Holdings, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2007 and 2006 and
for the Period from May 7, 2004 (inception) to June 30, 2007
(Unaudited)
					May 7, 2004
	Three Months Ended June 30,		Six Months Ended June 30,		(Inception) to
	2007	2006	2007	2006	June 30, 2007

Revenue	$279	$30	$286	$62	$648

Operating Expenses
Professional fees	2,998	4,546	11,221	18,516	111,759
Research and Development	77,400	33,294	107,300	52,326	302,429
Depreciation	2,157	2,025	4,313	4,050	24,325
General and administrative	56,048	2,108	154,800	3,017	535,597
Total Operating Expenses	138,603	41,973	277,634	77,909	974,110

Loss from Operations	(138,324)	(41,943)	(277,348)	(77,847)	(973,462)

Other Expense
Interest Expense	(673)	(1,548)	(2,045)	(3,090)	(14,693)
Interest Income	421	981	1,394	1,612	5,612
Total Other Expense, net	(252)	(567)	(651)	(1,478)	(9,081)

Loss Before Provision For Income Taxes	(138,576)	(42,510)	(277,999)	(79,325)	(982,543)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(138,576)	$(42,510)	$(277,999)	$(79,325)	$(982,543)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)	$(0.12)

Weighted average number of shares outstanding
during the period - basic and diluted	9,345,841	8,227,000	9,185,092	8,227,000	7,981,151

See accompanying notes to condensed consolidated financial statements.

eTwine Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Stockholders' Equity(Deficiency)
For the period from May 7, 2004 (inception) to June 30, 2007
(Unaudited)

	Preferred Stock		Common stock			Deficit
	$.001 Par Value		$.001 Par Value		Additional	accumulated during			Total
	Number of				paid-in	development	Deferred	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Compensation	Receivable	Equity

Stock issued to founders on May 7, 2004	-	-	7,300,000	$7,300	$-	$(600)	$-	$(7,300)	$(600)

Net loss, 2004	-	-	-	-	-	(24,381)	-	-	(24,381)
									-
Balance, December 31, 2004	-	-	7,300,000	7,300	-	(24,981)	-	(7,300)	(24,981)
									-
Stock issued for cash	-	-	797,000	797	198,453	-	-	(93,500)	105,750

Deferred compensation (shares issued for service)			-	-	-	-	(22,656)		(22,656)

Stock issued for services	-	-	130,000	130	32,370	-			32,500

Net loss, 2005	-	-	-	-	-	(92,779)	-	-	(92,779)

Balance, December 31, 2005	-	-	8,227,000	8,227	230,823	(117,760)	(22,656)	(100,800)	(2,166)

Cash received on subscription receivable	-	-	-	-	-	-	-	100,800	100,800

Deferred Compensation Realized							22,656		22,656

Shares issued for services	-	-	281,780	282	83,502	-	-	-	83,784

Stock options granted for services					365,250				365,250

Stock issued for cash			500,000	500	149,500				150,000

Stock based compensation	-	-	-		-	-	(5,250)	-	(5,250)

Net loss, 2006	-	-	-	-	-	(586,784)	-	-	(586,784)

Balance, December 31, 2006	-	-	9,008,780	9,009	829,075	(704,544)	(5,250)	-	128,290

Shares issued for services	-	-	90,000	90	63,210	-	-	-	63,300

Stockholder note payable converted to common stock	-	-	200,000	200	49,800	-	-	-	50,000

Shares issued for cash			506,727	507	273,493			(219,000)	55,000

Deferred Compensation Realized		-	-	-	-	-	3,000	-	3,000

Net Loss, June 30, 2007	-	-	-	-	-	(277,999)	-	-	(277,999)

Balance, June 30, 2007	-	-	9,805,507	9,806	1,215,578	(982,543)	(2,250)	(219,000)	21,591

See accompanying notes to condensed consolidated financial statements.

eTwine Holdings, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006 and
for the Period from May 7, 2004 (inception) to June 30, 2007
(Unaudited)
			May 7, 2004
	Six Months Ended June 30,		(Inception) to
	2007	2006	June 30, 2007
Cash Flows From Operating Activities:
Net Loss	$(277,999)	$(79,325)	$(982,543)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	4,314	3,101	24,326
Stock issued for services	66,299	26,656	542,583
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts Receivable	(286)	39	(338)
Prepaid Expense	(4,478)		(4,478)
Security Deposit	(1,210)		(1,210)
Increase (Decrease) in:
Accrued expenses		5,070
Accounts payable	15,485	870	16,341
Accrued interest payable	2,045	3,090	14,694
Net Cash Used In Operating Activities	(195,830)	(40,499)	(390,625)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	(1,703)		(949)
Website development Costs	-	-	(42,203)
Net Cash Provided By Investing Activities	(1,703)	-	(43,152)

Cash Flows From Financing Activities:
Proceeds from issuance of stock, net of subscription	55,000	93,500	404,250
Advances from stockholder	-	-	102,786
Net Cash Provided By Financing Activities	55,000	93,500	507,036

Net Increase (Decrease) in Cash	(142,533)	53,001	73,259

Cash at Beginning of Period	215,792	81,666	-

Cash at End of Period	$73,259	$134,667	$73,259

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

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

Stock issued in exchange for subscription receivable $219,000 See Note 2(C )

See accompanying notes to condensed consolidated financial statements.

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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
JUNE 30, 2007
(UNAUDITED)

(E) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  The 141,392 and 170,592 shares issuable upon conversion of the note payable were not included in the computation of loss per share for June 30, 2007 and 2006, respectively, because their inclusion is anti-dilutive.  The 1,500,000 shares issuable upon the exercise of stock options were not included in the computation of loss per share for June 30, 2007 or the period from May 7, 2004 (inception) to June 30, 2007 because their inclusion is anti-dilutive.

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
JUNE 30, 2007
(UNAUDITED)

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

(K) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts receivable, accounts payable, advances from stockholder and notes payable approximate fair value based on the short-term maturity of these instruments.

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

(M) Concentration of Credit Risk

At June 30, 2007 and 2006, 100% of the accounts receivable was due from one customer.

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

(A)  Common Stock Issued for Services

On June 30, 2007, the Company issued 50,000 shares of common stock having a fair value at the grant date of $47,500 ($0.95 per share) in exchange for research and development services.

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

On March 6, 2007, the Company executed an agreement with an unrelated third party to provide business investor relations services for a period of 90 days in exchange for total compensation of $15,000 and 60,000 shares of common stock payable monthly.   The Company issued 20,000 shares of common stock which had a fair value of $4,000 ($0.20 per share) based upon the quoted closing trading price on the date of the agreement.  The Company was obligated to issue an additional 20,000 shares of common stock on April 5, 2007 and May 5, 2007 and pay $5,000 on each date.  The fair value of the April 5, 2007 issuance was $11,800 ($0.59/share).  The Company also paid $5,000.  During May 2007,   the Company and the service provider mutually agreed to terminate the contract. In summary, during the six months ended June 30, 2007, the Company issued 40,000 shares of common stock having a fair value of $15,800 and paid $10,000.  No further amounts are due under the contact.

On November 15, 2006, the Company executed an agreement with an unrelated third party to provide business consulting services in exchange for 20,000 shares of common stock. The stock has a fair value of $0.30 per share based upon recent cash offerings aggregating $6,000.  The Company recorded the entire amount as deferred compensation at issuance, and amortized $3,750 for the six months ended June 30, 2007.  The remaining deferred compensation at June 30, 2007 was $2,250.

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
JUNE 30, 2007
(UNAUDITED)

During 2004, the Company issued 7,300,000 shares of common stock to its founder for services valued at the fair value on the grant date of $7,300 ($0.001 per share).  The $7,300 has been recorded as a component of subscriptions receivable.  During 2006, a stockholder exchanged $7,300 of a note payable balance in full payment of a subscription receivable of $7,300.

(B) Stock Issued for Cash

On May 14, 2007, the Company sold 100,000 shares in exchange for $55,000 ($0.55/share) pursuant to the terms of a private placement.

During November 2006, the Company sold 500,000 shares of common stock pursuant to the terms of a private placement offering.  The shares were sold for $0.30 each.  Total proceeds from the sale of stock aggregated $150,000.

(C) Subscription Receivable

During June 2007, the Company sold an aggregate of 406,727 shares of common stock in exchange for subscriptions receivable totaling $219,000 ($0.54/share). On July 12, 2007, the Company collected the entire $219,000.

(D)  Stock Options Issued for Services

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

The following tables summarize all stock option grants to employees as of June 30, 2007 and December 31, 2006, and the related changes during these periods are presented below.

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2005	-	$-
Granted	1,500,000	$0.40
Exercised	-	$-
Forfeited	-	$-
Balance at December 31, 2006	1,500,000	$0.40
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at June 30, 2007	1,500,000	0.40
Options exercisable at June 30, 2007	1,500,000	$0.40
Weighted average fair value of options granted during 2007		$-

Of the total options granted, all 1,500,000 are fully vested, exercisable and non-forfeitable.

      The following table summarizes information about stock options for the Company at June 30, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2007	Weighted Average Exercise Price
$0.40	1,500,000	1.59 Years	$0.40	1,500,000	$0.40

NOTE 3	ADVANCES FROM STOCKHOLDER

During 2004, a stockholder paid $60,850 for operating expenses on behalf of the Company.  The advances are due on demand, non-interest bearing and unsecured (See Note 7).

During 2005, a stockholder paid $41,936 for operating expenses on behalf of the Company (See Note 7).

On December 29, 2005, $92,648 of the stockholder advances was converted into a convertible note payable (See Note 5 and 7).  During the period ended March 31, 2007, $50,000 of the convertible note payable was converted into common stock.  At June 30, 2007, $35,348 remains outstanding.

At June 30, 2007, $10,138 of advances to stockholder remains outstanding.  The balance accrues interest at a rate of 6% per annum, is unsecured and due on demand.

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The Company has accrued $14,694 of related interest on these advances and convertible note payable at June 30, 2007.

NOTE 4	CONVERTIBLE NOTE PAYABLE – STOCKHOLDER

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

On March 27, 2007, a stockholder converted an additional debt totaling $50,000 in exchange for 200,000 shares of common stock.  The fair value of the common stock was $0.25 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At June 30, 2007, the Company had a remaining balance due of $45,486.  This balance consists of $35,348 due as evidenced by a 6%, unsecured, convertible note payable dated December 31, 2008 and $10,138 of previous advances which can now be converted through March 1, 2010 at the rate of $0.30 per share for each $1 of debt.  The related obligations have been classified as long term liabilities. At June 30, 2007, accrued interest payable totaled $14,694.

NOTE 5	COMMITMENTS

On May 15, 2007, the Company entered into a service agreement with an unrelated third party to provide public relations services.  The term of the services to be provided is from May 15, 2007 to September 15, 2007.  As compensation for services received the Company will be required to pay $ 6,500 per month.  For the period ended June 30, 2007 $6,500 in compensation has been paid.

On January 10, 2007, the Company entered into a service agreement with an unrelated third party to provide marketing and advertising services.  The term of the services to be provided is from March 1, 2007 to April 30, 2007.   As compensation for services received the Company will be required to pay shares of common stock having a fair value of $0.30 per share based on recent cash offerings.  The Company is not required to pay any stock based compensation until the end of the service period and if the service provider has surpassed certain predetermined milestones.  For the period ended June 30, 2007 no shares of common stock are due has the service provider has not met the milestones under the agreement.

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

In June 2006, the Company entered into a six-month consulting agreement with a web site development company.  Pursuant to the terms of the agreement, the consultant will receive payments of common stock based upon the achievement of certain milestones.  The Company is required to pay the consultant $1,400 per week plus 4,000 shares of common stock having a fair value of $1,000 per week if certain milestones were met.  The shares were valued at the Company’s then cash offering price of $0.25.  Aggregate cash and non cash compensation on a weekly basis, exclusive of any milestones is $1,400.  On December 20, 2006, the Company entered into a new consulting agreement.  The term of the new agreement is from January 1, 2007 to December 31, 2007.  As compensation for services received the Company is required to pay $2,300 per week for programmers.  The company will also issue an additional 100,000 shares of common stock that vest 50,000 shares on June 30, 2007 and 50,000 on December 31, 2007 provided the required services have been performed.  As of June 30, 2007, the Company issued 50,000 shares of common stock at a fair value of $47,500 ($.95 per share) for research and development services rendered.   In addition, at the Company’s discretion it will grant up to 150,000 stock options as follows:

June 30	2007 – exercise price $0.50
June 30	2007 – exercise price $1.00
December 31	2007 – exercise price $0.50
December 31	2007 – exercise price $1.00

As of June 30, 2007 no stock options were granted.

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

During May 2007, the Company entered into an agreement with a consultant to issue the consultant upto 50,000 shares of common stock and upto 50,000 common stock options at an exercise price of $2.00 per share expiring in 2011 at the discretion of the Company based on services performed through December 31, 2007.  The stock and options will vest 1 year from issuance.  As of June 30, 2007, no stock or options have been awarded.

eTWINE HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

During 2005, the Company issued 30,000 shares of common stock to a law firm for services.  The agreement requires the Company to guarantee the minimum value of the shares of $7,500 upon trading of the securities or issue additional shares to compensate the law firm for the shortfall.  In addition, the Company has the right to repurchase the shares any time prior to receiving approval to trade.

NOTE 6	RELATED PARTY TRANSACTIONS

Upon Incorporation, the founder of the Company received 7,300,000 shares of common stock with a fair value of $7,300 (See Note 3(A)).

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

As reflected in the accompanying consolidated financial statements, the Company is in the development stage with limited operations, an accumulated deficit from inception of $982,543 and a negative cash flow from operations of $390,625 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional equity funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8                      SUBSEQUENT EVENTS

On July 5, 2007 the Company sold 250,000 shares of common stock for $150,000 ($0.60/share).

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

●
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

●
Continue to implement a marketing plan to increase our member base.  The majority of our member base has been obtained from the following sources: search engine results, online advertisements, media placements, and word-of-mouth.

●
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

●
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

●
Another area that we will continue to vigorously pursue as part of our marketing and branding program is search engine placement. We have made efforts to optimize our websites for priority search engine placement, which we feel can improve search results, which in turn directs more traffic to the websites.

●
In June we built an online dating application built on Facebook Platform which  enables Facebook users to experience the unique online dating features offered at IamFreeTonight.com within the Facebook site.  Over 14,000 Facebook users had added the application as of June 30, 2007.  We plan to launch additional online dating applications and features for singles on Facebook Platform.

●
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

Results of Operations for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Revenue increased from $62 for the six months ended June 30, 2006 to $286 for the six months ended June 30, 2007, an increase of $ 224. These revenues are solely based on the advertising revenues we received from our Google AdSense program in effect in 2006 and 2007. The increase was due to limited advertising being placed on IamFreeTonight.com for the first time in May.

Research and Development expenses for the six months ended June 30, 2007 increased to $107,300 from $52,326 for the six months ended June 30, 2006, representing an increase of $54,974. The increase in research and development is primarily attributable to the increase in spending on the continued development of our IamFreeTonight.com website.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by its previous financing activities. At June 30, 2007, the Company had cash of $73,259.

As of June 30, 2007, we did not believe we could currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues from our operations. However, management plans to increase revenue and obtain additional financing in order to sustain operations for at least the next twelve months. We have already obtained some financing and sold shares to support our continued operations. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we would then not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our advertising revenue and subscription fees to cover our operating expenses. Consequently, there is substantial doubt about the Company’s ability to continue to operate as a going concern.

As reflected in the accompanying unaudited financial statements, we are in the development stage and have a negative cash flow from operations of $390,625 from inception and an accumulated deficit of $982,543. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Subsequent Events

       In July 2007, we raised a total of $369,000 from the sale of shares of our common stock.

Recent Accounting Pronouncements

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

Item 3.                 Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On April 17, 2007, we issued 20,000 shares to the Cervelle Group pursuant to a consulting agreement with the Company. The shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On June 19, 2007 we issued 100,000 shares to Harold Sussman pursuant to a subscription agreement with the Company. The shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports of Form 8-K.

(a)                Reports on Form 8-K and Form 8K-A

None

(b)                Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Clifford Lerner pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Clifford Lerner pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ETWINE HOLDINGS, INC

By: /s/Clifford Lerner
Clifford Lerner,
Chairman of the Board of Directors,
President, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

August 6, 2007