Form 10QSB
period 2007-09-30
eTwine Holdings, Inc
filed 2007-11-07
CIK 1355839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 5, 2007: 10,138,840 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

eTWINE HOLDINGS, INC.

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

PAGES	4 - 11	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

eTwine Holdings, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
September 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$353,537
Accounts Receivable, net	15,296
Total Current Assets	368,833

Website Development Costs, net	17,556

Other Assets
Security Deposit	1,210
Prepaid Expense	8,828
Total Other Assets	10,038

Total Assets	$396,427

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$10,868
Accrued Expenses	10,096
Accrued Interest	15,367
Payroll Tax Payable	2,057
Total Current Liabilities	38,388

Convertible Notes Payable - Stockholder	45,486

Total Liabilities	83,874

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
10,055,507 shares issued and outstanding	10,056
Additional paid-in capital	1,365,328
Accumulated deficit	(1,062,081)
Less: defered compensation	(750)
Total Stockholders' Equity	312,553

Total Liabilities and Stockholders' Equity	$396,427

See Accompanying Notes to Unaudited Financial Statements

eTwine Holdings, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2007 (Consolidated) and 2006
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	$35,383	$21	$35,669	$83

Operating Expenses
Professional Fees	4,568	5,054	15,789	23,570
Officer,s Salary	15,000	-	15,000	-
Research and Development	29,900	14,200	137,200	66,526
Depreciation	2,428	2,025	6,741	6,075
General and Administrative	65,062	4,553	219,862	7,570
Total Operating Expenses	116,958	25,832	394,592	103,741

Loss from Operations	(81,575)	(25,811)	(358,923)	(103,658)

Other Expense
Interest Expense	(672)	(1,432)	(2,717)	(4,522)
Interest Income	2,709	1,264	4,103	2,876
Total Other Expense, net	2,037	(168)	1,386	(1,646)

Loss Before Provision For Income Taxes	(79,538)	(25,979)	(357,537)	(105,304)

Provision for Income Taxes	-	-

Net Loss	$(79,538)	$(25,979)	$(357,537)	$(105,304)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.04)	$(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	10,047,355	8,241,837	9,475,672	8,232,000

See Accompanying Notes to Unaudited Financial Statements

eTwine Holdings, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net Loss	$(357,537)	$(105,304)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	6,742	5,126
Amortization of stock based compensation	15,800	22,656
Stock issued for services	47,500	3,750
Deferred Compensation	4,500	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts Receivable	(15,244)	18
Prepaid Expense	(8,828)	-
Security Deposit	(1,210)	-
Increase (Decrease) in:
Accrued expenses	10,096	1,320
Accounts payable	12,069	2,344
Accrued interest payable	2,718	4,523
Net Cash Used In Operating Activities	(283,394)	(65,567)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	(2,861)
Net Cash Provided By Investing Activities	(2,861)	-

Cash Flows From Financing Activities:
Proceeds from issuance of stock, net of subscriptions receivable	424,000	93,500
Net Cash Provided By Financing Activities	424,000	93,500

Net Increase (Decrease) in Cash	137,745	27,933

Cash at Beginning of Period	215,792	81,666

Cash at End of Period	$353,537	$109,599

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

For the period ended March 31, 2007 the Stockholder exchanged $50,000 of a convertible note payable for 200,000 shares of Common Stock.

Stock issued in exchange for subscription receivable $219,000 See Note 2(C )

See Accompanying Notes to Unaudited Financial Statements

eTWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

    The Company was organized to operate an online dating and social community website that is proactive in understanding the singles environment. During the three months ended September 30, 2007, the Company began its principle operations and has exited the development stage.

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

eTWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

    (E) Cash and Cash Equivalents

    For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

    (F) Loss Per Share

    Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  The 175,185 and 370,592 shares issuable upon conversion of the note payable were not included in the computation of loss per share for September 30, 2007 and 2006,  because their inclusion is anti-dilutive.  The 1,500,000 shares issuable upon the exercise of stock options were not included in the computation of loss per share for September 30, 2007 because their inclusion is anti-dilutive.

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

eTWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

eTWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

    (M) Concentration of Credit Risk

    At September 30, 2007, 33.6% of sales were earned from Customer A, 28.3% of sales were earned from Customer B, and 11.8% of sales were earned from Customer C. At September 30, 2007, 45.4% of accounts receivable were due from Customer D and 24.2% were due from Customer C.

    At September 30, 2006, 100% of sales were earned from one customer.

    The Company at times has cash in banks in excess of FDIC insurance limits. At September 30, 2007 the Company had approximately $265,827 in excess of FDIC insurance limits.

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

eTWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

        (B) Stock Issued for Cash

    On July 3, 2007 the Company sold 250,000 shares of common stock for $150,000 ($0.60/share).

    On July 12, 2007 the Company collected $219,000 ($0.54/ share) for the sale of 406,727 shares of common stock.

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

    The following tables summarize all stock option grants to employees as of September 30, 2007 and December 31, 2006, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2005	-	$-
Granted	1,500,000	$0.40
Exercised	-	$-
Forfeited	-	$-
Balance at December 31, 2006	1,500,000	$0.40
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2007	1,500,000	0.40
Options exercisable at September 30, 2007	1,500,000	$0.40
Weighted average fair value of options granted during 2007		$-

       Of the total options granted, all 1,500,000 are fully vested, exercisable and non-forfeitable.

       The following table summarizes information about stock options for the Company at September 30, 2007:

Options Outstanding				Options Exercisable

Range of Exercise Price	Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2007	Weighted Average Exercise Price

$0.40	1,500,000	1.59 Years	$0.40	1,500,000	$0.40

NOTE 3         CONVERTIBLE NOTES PAYABLE – STOCKHOLDER

        On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 and bearing interest at a rate of 6% per annum. All debt can be converted at the rate of $0.25 per share for each $1 of debt.  The cash offering price at that time was $0.25 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 200,000 shares of common stock.  The fair value of the common stock was $0.25 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At September 30, 2007, the Company had a remaining balance due of $35,348.

        On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.30 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.    At September 30, 2007, the Company had a remaining balance due of $10,138.

eTWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 4         COMMITMENTS

        On May 15, 2007, the Company entered into a service agreement with an unrelated third party to provide public relations services.  The term of the services to be provided is from May 15, 2007 to September 15, 2007.  As compensation for services received the Company will be required to pay $6,500 per month.  For the period ended September 30, 2007 $29,250 in compensation has been paid.   The agreement has been terminated effective November 9, 2007.

        On January 10, 2007, the Company entered into a service agreement with an unrelated third party to provide marketing and advertising services.  The term of the services to be provided is from March 1, 2007 to April 30, 2007.   As compensation for services received the Company will be required to pay shares of common stock having a fair value of $0.30 per share based on recent cash offerings.  The Company is not required to pay any stock based compensation until the end of the service period and if the service provider has surpassed certain predetermined milestones.  For the period ended September 30, 2007 no shares of common stock are due as the service provider has not met the milestones under the agreement.   Effective September 30, 2007 the agreement has been mutually terminated.

            In September 2006, the Company entered into a six-month consulting agreement with a web site development company.  Pursuant to the terms of the agreement, the consultant will receive payments of common stock based upon the achievement of certain milestones.  The Company is required to pay the consultant $1,400 per week plus 4,000 shares of common stock having a fair value of $1,000 per week if certain milestones were met.  The shares were valued at the Company’s then cash offering price of $0.25.  Aggregate cash and non cash compensation on a weekly basis, exclusive of any milestones is $1,400.  On December 20, 2006, the Company entered into a new consulting agreement.  The term of the new agreement is from January 1, 2007 to December 31, 2007.  As compensation for services received the Company is required to pay $2,300 per week for programmers.  The company will also issue an additional 100,000 shares of common stock, fair value will be determined on issuance date provided the required services have been performed.  As of  June 30, 2007, the Company issued 50,000 shares of common stock at an offering price of $0.95 per share in exchange for research and development services rendered having a fair value at the grant date of $47,500.  Effective October 15, 2007 the Company is required to pay $3,700 per week since an additional programmer has been hired. In addition, based on the Company’s discretion it will grant up to 150,000 stock options as follows:

June 30	2007 – exercise price $0.50
June 30	2007 – exercise price $1.00
December 31	2007 – exercise price $0.50
December 31	2007 – exercise price $1.00

eTWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

        As of September 30, 2007 no stock options were granted.

        During May 2007, the Company entered into an agreement with a consultant to issue the consultant up to 50,000 shares of common stock and up to 50,000 common stock options at an exercise price of $2.00 per share expiring in 2011 at the discretion of the Company based on services performed through December 31, 2007.  The stock and options will vest 1 year from issuance.  As of September 30, 2007, no stock or options have been awarded.

NOTE 5         RELATED PARTY TRANSACTIONS

    On March 27, 2007, a stockholder converted $50,000 of a convertible note payable into 200,000 shares of common stock.

    On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.

NOTE 6         GOING CONCERN

    As reflected in the accompanying consolidated financial statements, the Company has a net loss of $357,537 and a negative cash flow from operations of $283,394, as of September 30, 2007.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

    Management believes that actions presently being taken to obtain additional equity funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7         SUBSEQUENT EVENTS

    On October 1, 2007 the company entered in to a three months consulting agreement with a public-relations company.  The company is required to issue 50,000 shares of common stock and $17,000 payable in two installments.  The first payment of $10,000 is to be paid upon entering into the agreement and $7,000 shall be paid seventy five days after the first payment. On October 1, 2007 $10,000 was paid and on October 2, 2007 50,000 shares of common stock have been issued.

    On October 3, 2007 the Company sold 33,333 shares of common stock for $20,000 ($0.60/share).

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●
In November 2006, we launched a new online dating website located at www.IamFreeTonight.com. Over the next several months we will continue to upgrade the IamFreeTonight.com website and add new features which we believe will be unique to the online dating industry. We have been spending approximately $10,000 per month for overall programming costs during this timeframe and anticipate spending $15,000 to $20,000 per month in the fourth quarter 2007 as we increase our programming resources.

●
In June 2007, we launched an online dating application built on Facebook Platform which enables Facebook users to experience the unique online dating features offered at IamFreeTonight.com within the Facebook site.  In September we launched a second dating application on Facebook.  More than 1.5 million users have added the applications since their launch.  In the next 12 months, we will continue to enhance our current applications and build additional applications.

●
We hope to convert our website(s) and applications to a subscription-based pay model in early 2008.  Our decision to convert to a pay model is dependent upon a variety of factors within the overall member total. Such factors include how much activity there is on the site and applications, as well as the success and popularity of new features we add in the coming months.  Each website and application will be evaluated on a case-by-case basis in light of the above factors.

●
Continue to implement a marketing plan to increase our member base.  The majority of our member base on IamFreeTonight.com has been obtained from the following sources: search engine results, our applications, online advertisements, media placements, and word-of-mouth.

●
In order to further increase our member base, we plan to market the website through both online and offline advertising mediums, including utilizing our applications to increase traffic to IamFreeTonight.com.  Furthermore, several of the unique features on our new website, as well as features currently being developed, have been built with the goal of generating viral growth. We believe that these features will generate membership growth via word-of-mouth and email referrals.

●
We will also actively pursue partnership opportunities with other online dating and social networking companies to increase our member base. In addition, we will consider acquiring other applications and established online dating sites in order to grow our member bases. We expect to use a combination of stock and cash to purchase other online dating sites and applications.

●
Another area that we will continue to vigorously pursue as part of our marketing and branding program is search engine placement. We have made efforts to optimize our websites for priority search engine placement, which we feel can improve search results, which in turn directs more traffic to the websites.

Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenue increased from $83 for the nine months ended September 30, 2006 to $35,669 for the nine months ended September 30, 2007, an increase of $ 35,586. These revenues are based on the advertising revenues we received from ads placed on our Facebook applications and websites. The increase was due to the substantial growth of our Facebook applications as well as increased traffic on IamFreeTonight.com.

Research and Development expenses for the nine months ended September 30, 2007 increased to $137,200 from $66,526 for the nine months ended September 30, 2006, representing an increase of $70,674. The increase in research and development is primarily attributable to the increase in spending on the continued development of our IamFreeTonight.com website and Facebook applications.

Results of Operations for the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenue increased from $21 for the three months ended September 30, 2006 to $35,383 for the three months ended September 30, 2007, an increase of $35,362. These revenues are based on the advertising revenues we received from ads placed on our Facebook applications and websites. The increase was due to the substantial growth of our Facebook applications as well as increased traffic on IamFreeTonight.com which resulted in more ad impressions and more clicks.  Our first Facebook application was launched in June 2007 and our second application was launched in September 2007, providing us with sources of revenue which were not present in previous quarters.

Research and Development expenses for the three months ended September 30, 2007 increased to $29,900 from $14,200 for the three months ended September 30, 2006, representing an increase of $15,700. The increase in research and development is primarily attributable to the increase in spending on the continued development of our IamFreeTonight.com website and Facebook applications.  As traffic has increased on our websites and applications, we have had to add additional server capacity and hosting capabilities.  In addition, we are expanding our programming resources in order to maintain and expand our websites and applications.

Officer’s Salary expenses for the three months ended September 30, 2007 increased to $15,000 from $0 for the three months ended September 30, 2006, representing an increase of $15,000.  The increase in salary expense was due to salary compensation paid to Clifford Lerner for the first time.

General and Administrative expenses for the three months ended September 30, 2007 increased to $65,062 from $4,553 for the three months ended September 30, 2006, representing an increase of $60,509.  This increase was due to the overall expansion of our operations as compared to the previous year at which time we were a development stage company and our primary website and applications had not yet been launched.

Liquidity and Capital Resources

We are currently financing our operations primarily through cash generated by our previous financing activities and revenues derived from advertising placed on our Facebook applications and IamFreeTonight.com website.  At September 30, 2007, we had cash of $353,537.

As of September 30, 2007, we believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues from our operations. As reflected in the accompanying consolidated financial statements, we have a net loss of $357,537 and a negative cash flow from operations of $283,394, as of September 30, 2007.  This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional equity funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Subsequent Events

On October 1, 2007 we entered in to a three month consulting agreement with a public-relations company.  We are required to issue 50,000 shares of common stock and $17,000 payable in two installments.  The first payment of $10,000 is to be paid upon entering into the agreement and $7,000 shall be paid seventy five days after the first payment. On October 1, 2007 $10,000 was paid and on October 2, 2007 50,000 shares of common stock were issued. On October 3, 2007 we sold 33,333 shares of common stock for $20,000 ($0.60/share).

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

Item 3.    Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On July 6, 2007, we issued 250,000 shares to the EGATNIV LLC pursuant to a subscription agreement with the Company. The shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On July 23, 2007 we issued 181,818 shares to Vincent Muldoon, 90,909 shares to James Tubbs, 8,000 shares to Eric Tjaden, and 126,000 shares to Jack Shapiro pursuant to subscription agreements with the Company. The shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

November 5, 2007