Form 10KSB
period 2007-12-31
Snap Interactive, Inc
filed 2008-03-24
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-52176

SNAP INTERACTIVE, INC.
(Exact name of registrant as specified in its charter)

366 North Broadway, Suite 41042,
Jericho, NY  11753
(Address and Telephone Number of Registrant’s Principal
Executive Offices and Principal Place of Business)

Clifford Lerner
366 North Broadway, Suite 41042,
Jericho, NY  11753
(516) 942-2030

ETWINE HOLDINGS, INC.
(Former name, former address and former fiscal year,
if changed since last report)

Delaware	20-3191847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

366 North Broadway, Suite 41042, Jericho, New York	11753
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(516) 942-2030

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

State issuer’s revenues for its most recent fiscal year. $424,564

        Aggregate market value of the common stock held by non-affiliates of the Company as of March 24, 2008: $2,987, 648

        Number of shares of the registrant’s common stock outstanding as of March 24, 2008:  10,383,895 shares of Common Stock.

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “eTwine”  “Snap,” or "Company" refer to the consolidated operations o f Snap Interactive, Inc.., a Delaware corporation, and its wholly owned subsidy.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of Snap discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.
PART I

Item 1.    Description of Business.

General

We were incorporated under the laws of the State of Delaware on July 19, 2005. Clifford Lerner is our sole officer and director, as well as our controlling stockholder. We currently have four other employees.. On December 30, 2005, we obtained all of the shares of eTwine, Inc., a New York Corporation pursuant to a Stock Purchase Agreement and Share Exchange between eTwine, Inc. and us in consideration for the issuance of 8,227,000 shares to the eTwine, Inc. shareholders. Clifford Lerner remained our sole officer and director after the agreement and pursuant to the agreement eTwine, Inc. became our wholly owned subsidiary. Now we own and operate two online dating websites. The purpose of this merger was to create a holding company in the event we decide to acquire other entities in this industry in the future. In addition, the purpose was for the public entity to be a Delaware corporation which has provisions of its laws that are more favorable to our shareholders than New York laws.

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

In June 2007 we launched our first application on Facebook.com called Meet New People.  Meet New People, which was upgraded in December 2007, allows users to flirt with each other by messaging online and post when they are free to hang out.

In August 2007 we launched our second application on Facebook.com called Are You Interested.  For the past several months, Are You Interested has consistently been one of the  leading pure-dating application on Facebook.com as defined by Most Daily Active Users.  Are You Interested allows users to view pictures of other members and indicate if they are “interested” by clicking “yes” on the picture.  We notify members when there is a mutual match.

In December 2007 we changed our name from eTwine Holdings, Inc. to Snap Interactive, Inc. to reflect the company’s shifting focus on producing dating applications for Social Networking websites.

Throughout 2008 we will continue to enhance our existing applications as well as launch new applications on other Social Networking websites as they open their developer platforms.

Revenue Streams:

Our primary revenue stream is currently derived from placing advertisements on various pages of our applications.  We use advertising networks as well as individual deals and affiliate deals.

In 2008 we will carefully contemplate inserting a subscription-based pay model into our applications to generate additional revenue.  The timing of implementing a subscription model is dependent upon a number of factors including, but not limited to, the payment processing capabilities in place on the various Social Networking platforms on which we maintain applications.  We also intend to focus more closely on optimizing the advertisements on our applications, as well as consider sponsorship or branding deals as well as more deeply integrated affiliate and partnership deals.

We presently maintain our principal offices at 366 North Broadway, Suite 41042, Jericho, NY 11753. Our telephone number is (516) 942-2030.

Marketing

We anticipate spending a very limited amount, if anything, on marketing in 2008.  Our applications have gained their user base primarily through viral growth and we have not purchased advertisements to promote them since the first month of their launch.  We believe that our existing applications will continue to grow virally, and any new applications will develop their member base through viral growth, internal promotion through our existing applications, or as a result of partnerships we may create.

Competition

In the application field, we believe our primary competition comes from other leading developers such as Rock You & Slide who also have multiple applications among their leaders on Facebook.com.  In the Dating category of applications, we are consistently one of the leaders  in the category as measured by both Daily Active Users and Total Installs.

We believe that our primary competition for IamFreeTonight.com is from other online dating services. There are approximately 30 to 50 major online dating websites, and several hundred recognized sites overall. Based on membership totals, we are currently a small site in the industry. Presently the market is quite segmented with Yahoo! Personals & Match.Com widely considered the industry leaders.  Other large sites in the industry include True.com, SinglesNet.com, & several sites that comprise Spark Networks. Achieving critical mass with respect to market share is critical for our business. Competitors who already have an established market share will, therefore, be in a better competitive position than us. We hope to offset any such competitive advantages by offering products and services which are unique to the industry, superior in quality to and more appealing than those of our competitors, and by launching an effective marketing campaign. We also believe that the industry offers substantial room for growth as the internet continues to become more of an accepted tool for finding a mate.

Patent and Trademarks

We have filed various trademark and provisional patent applications in order to protect our product names, concepts, and associated intellectual property rights.

Governmental Regulations

There are no governmental approvals necessary to conduct our current business and the consulting industry is not generally subject to any governmental regulation. Although this permits us to provide our services without the time and expense of governmental supervision it also allows competitors to more easily enter this business market.

Employees

We currently have five full-time employees as well as one full-time programmer that we employ on an independent contractor basis.

Item 2.    Description of Property.

We presently maintain our principal offices at 366 N. Broadway, Suite 41042, Jericho, NY, 11753.  We also maintain offices at 1375 Broadway, Floor 3, New York, NY, 10018. We lease office space at this location on a monthly basis. We are presently seeking additional office space to accommodate our growth.

Item 3.    Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “STVI” since December 14, 2007.  We change our symbol in conjunction with our name change to “SNAP Interactive, Inc.” at that time.  Previously we traded under the symbol “ETWI” since October 6, 2006. There is a limited trading market for our Common Stock. The following table sets forth the range of high and low bid quotations for each quarter within the last fiscal year. These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	High	Low
October 6, 2006 to December 31, 2006	$0.57	$0.20
January 1, 2007 to March 31, 2007	$0.50	$.20
April 1, 2007 to June 30, 2007	$0.95	$0.40
July 1, 2007 to September 30, 2007	$0.95	$0.60
October 1, 2007 to December 31, 2007	$1.05	$0.70

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

Holders

As of March 24, 2008 in accordance with our transfer agent records, we had 40 recordholders of our Common Stock.

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

Recent Sales of Unregistered Securities

On March 6, 2007, the Company executed an agreement with an unrelated third party to provide business investor relations services for a period of 90 days in exchange for total compensation of $15,000 and 60,000 shares of common stock payable monthly.   The Company issued 20,000 shares of common stock which had a fair value of $4,000 based upon the quoted closing trading price on the date of the agreement.  The Company was obligated to issue an additional 20,000 shares of common stock on April 5, 2007 and May 5, 2007 and pay $5,000 on each date.  The fair value of the April 5, 2007 issuance was $11,800. The Company also paid $5,000.  During May 2007,   the Company and the service provider mutually agreed to terminate the contract. In summary, during the six months ended June 30, 2007, the Company issued 40,000 shares of common stock having a fair value of $15,800 and paid $10,000.  No further amounts are due under the contact. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

 On May 14, 2007, the Company sold 100,000 shares of common stock for $55,000 pursuant to the terms of a private placement.   Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On June 30, 2007, the Company issued 50,000 shares of common stock having a fair value of $47,500 in exchange for web development and programming services.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On July 3, 2007 the Company sold 250,000 units that consisted of 250,000 shares of common stock and 250,000 warrants exercisable at $1.20 which expire July 3, 2010, for total cash of $150,000. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On July 12, 2007 the Company collected $219,000 for the sale of 406,727 shares of common stock. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On October 2, 2007 the Company issued 50,000 shares of common stock for public relations services having a fair value of $35,000. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On October 3, 2007 the Company sold 33,333 shares of common stock for $20,000. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On October 15, 2007, the Company issued 14,286 shares of common stock as compensation having a fair value of $10,000 based upon fair value on the date of grant.  The stock vests on October 13, 2008 and as of December 31, 2007, $7,890 is recorded as deferred compensation.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On October 29, 2007 the Company sold 30,769 shares of common stock for $20,000.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On December 1, 2007 the Company issued 100,000 shares of common stock as compensation having a fair value of $72,000.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On December 19, 2007 the Company issued 50,000 shares of common stock for web development and programming services having a fair value of $36,000.   Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●
In November 2006, we launched a new online dating website located at www.IamFreeTonight.com. We continue to own and operate IamFreeTonight.com but our emphasis has shifted towards building and operating dating applications for Social Networking websites.  We expect to dedicate most of our resources to our applications.  We anticipate spending approximately $30,000 per month for overall programming costs during the next 3 months

●
In June 2007, we launched an online dating application built on Facebook Platform called 'Meet New People' which enables user to send and receive flirts as well as post when they are free to hang out.  In August 2007 we launched a second dating application on Facebook called 'Are You Interested' which enables members to indicate interest in other members.  More than 7.7 million users have added our applications since their launch.  In the next 12 months, we will continue to enhance our current applications as well as consider building similar types of application on other large social networking sites as they launch their developer platforms.

●
We will consider implementing premium fee-based content as well as converting our applications to a subscription-based pay model in 2008.  Our decision to convert to a pay model and charge for premium content is dependent upon a variety of factors. Some of these factors include how much activity there is on the applications, the nature of the payment processing tools available on the underlying Social Networking website, as well as the success and popularity of new features we add in the coming months.  Each application will be evaluated on a case-by-case basis in light of the above factors.  Additionally, we will consider building stand alone websites bearing similar features to those of our applications

●
Our applications have primarily grown virally to date, with little spent to market them.  We will attempt to continue to grow our applications virally and do not anticipate spending significant amounts to market our applications.  With a large user base on our existing applications, we also have the ability to use cross-promotion to gain new members.

●
In order to further grow our applications, we plan to add new and exciting features to the existing feature-set of our applications.  We also plan to launch similar types of applications on other social networking sites so we can expose our applications to a broader audience.

●
We will also actively pursue partnership opportunities with other online dating and social networking companies to increase our member base and monetize our existing user base. In addition, we will consider acquiring other applications and established online dating sites in order to grow our member bases. We expect to use a combination of stock and cash to purchase other online dating sites and applications.

Results of Operations for the Twelve Months Ended December 31, 2007 Compared to the Twelve Months Ended December 31, 2006

Revenue increased from $92 for the twelve months ended December 31, 2006 to $424,564 for the twelve months ended December 31, 2007 an increase of $424,472. These revenues are primarily generated from advertisements placed on our Are You Interested & Meet New People applications. The increase was due to the growth of our applications and the increased usage in the Fourth Quarter of 2007.

Research and development expenses for the twelve months ended December 31, 2007 increased to $412,098 from $126,590 for the twelve months ended December 31, 2006, representing an increase of $285,508. The increase in research and development is primarily attributable to the increase in spending on the continued development of our applications and our IamFreeTonight.com website.

General and Administrative expenses for the twelve months ended December 31, 2007 increased to $172,521 from $83,215 for the twelve months ended December 31, 2006, representing an increase of $89,306.  The increase in general and administrative expenses is primarily attributable to the overall expansion of our operations as compared to the previous year, at which time we were a development stage company.   Consulting fees for the twelve months ended December 31, 2007 increased to $104,593 from $0 for the twelve months ended December 31, 2006, representing an increase of $104,593.  The increase in consulting fees was due to fees paid for web development and programming services, advertising and public relation services paid to third parties for the first time.  Total compensation fees for the twelve months ended December 31, 2007 increased to $465,705 from $365,250 for the twelve months ended December 31, 2006, representing an increase of $100,455.  The increase in compensation fees was due to additional options and shares issued to consultants and programmers in 2007.  Officer’s salary expenses for the twelve months ended December 31, 2007 increased to $30,000 from $0 for the twelve months ended December 31, 2006, representing an increase of $30,000.  The increase in salary expense was due to salary compensation paid to Clifford Lerner for the first time.  Advertising expenses for the twelve months ended December 31, 2007 increased to $176,906 from $1,677 for the twelve months ended December 31, 2006, representing an increase of $175,229.  The increase in advertising expenses is primarily attributable to various marketing efforts made on behalf of IamFreeTonight.com during the first half of 2007.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by its previous financing activities and revenues derived from advertisements placed on our Facebook applications.

At December 31, 2007, the Company had cash of $318,143 and accounts receivable totaling $248,902.

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $914,997 and a negative cash flow from operations of $357,392, for the year ended December 31, 2007.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional equity funding and implement its strategic plans along with the increase in operations and revenues being generated, provide the opportunity for the Company to continue as a going concern.

Transaction with Dutchess Private Equities Fund II, LLP

On November 22, 2006, we entered into an Investment Agreement (the “Agreement”) with Dutchess Private Equities Fund, Ltd. (“Dutchess”) to provide us with an equity line of credit. Pursuant to this Agreement, Dutchess is contractually obligated to purchase up to $10,000,000 of the Company’s Stock over the course of 36 months (“Line Period”), after our registration statement was declared effective (“Effective Date”). The amount that the Company is entitled to request from each of the purchase “Puts”, is  equal to either 1) $100,000 or 2) 200% of the average daily volume (U.S market only) (“ADV”), multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date.  The ADV is computed using the ten (10) trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice is set at ninety-five percent (95%) of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date.

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

We account for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  As of December 31, 2007, the Company has a net operating loss carryforward of $757,758 available to offset future taxable income through 2027.  The valuation allowance at December 31, 2007 was $548,584.  The net change in the valuation allowance for the year ended December 31, 2007 was an increase of $309,039.

We value property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. We use a three year life for software and five year life for computer equipment.

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

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by SFAS No. 123(R).  EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” defines the measurement date and recognition period for such instruments.   In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the EITF.

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  The 175,185 and 370,592 shares issuable upon conversion of the note payable were not included in the computation of loss per share for December 31, 2007 and 2006, because their inclusion is anti-dilutive.  The 2,800,000 and 1,500,000 shares issuable upon the exercise of stock options were not included in the computation of loss per share for December 31, 2007 and 2006, respectively because their inclusion is anti-dilutive.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7.    Financial Statements.

SNAP INTERACTIVE, INC AND SUBSIDIARY
(F/K/A eTwine Holdings, Inc.)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006.

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

PAGES	F-6 – F-18	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Snap Interactive, Inc. and Subsidiary (F/K/A eTwine Holdings, Inc.)

We have audited the accompanying consolidated balance sheets of Snap Interactive, Inc. and Subsidiary (F/K/A eTwine Holdings, Inc.) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Snap Interactive, Inc. and Subsidiary (F/K/A eTwine Holdings, Inc.) as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has a net loss of $914,997 and a negative cash flow from operations of $357,392 for the year ended December 31, 2007. This raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 7.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
February 28, 2008

Snap Interactive, Inc. and Subsidiary
(f/k/a eTwine Holdings, Inc. and Subsidiary)
Consolidated Balance Sheets

ASSETS

	12/31/2007	12/31/2006

Current Assets
Cash	$318,143	$215,792
Accounts receivable, net	248,902	52
Prepaid Expense	24,904	-
Total Current Assets	591,949	215,844

Property and Equipment, net	16,640	21,437

Other Assets
Security Deposit	1,210	-
Total Other Assets	1,210	-

Total Assets	$609,799	$237,281

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$26,131	$856
Notes Payable	45,589	-
Convertible Notes Payable - Stockholder	35,348	10,138
Accrued interest	16,039	12,649
Total Current Liabilities	123,107	23,643

Long Term Liabilities
Notes Payable	45,126	-
Convertible Notes Payable - Stockholder	10,138	85,348

Total Liabilities	178,371	108,991

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
10,333,895 and 9,008,780 shares issued and outstanding, respectively	10,334	9,009
Additional paid-in capital	2,048,525	829,075
Accumulated deficit	(1,619,541)	(704,544)
Less: deferred compensation	(7,890)	(5,250)
Total Stockholders' Equity	431,428	128,290

Total Liabilities and Stockholders' Equity	$609,799	$237,281

See accompanying notes to consolidated financial statements.

Snap Interactive, Inc. and Subsidiary
(f/k/a eTwine Holdings, Inc. and Subsidiary)
Consolidated Statements of Operations

	For the Year Ended December 31
	2007	2006

Revenue	$424,564	$92

Operating Expenses
Depreciation and Amortization	9,054	8,100
Research and Development	412,098	126,590
Compensation expense	465,705	365,250
Consulting Fees	104,593	-
Advertising expense	176,906	1,677
General and administrative	172,521	83,215
Total Operating Expenses	1,340,877	584,832

Loss from Operations	(916,313)	(584,740)

Other Income (Expense)
Interest Expense	(3,390)	(5,954)
Interest Income	6,081	3,910
Total Other Expense, net	2,691	(2,044)

Loss Before Provision For Income Taxes	(913,622)	(586,784)

Provision for Income Taxes	(1,375)	-

Net Loss	$(914,997)	$(586,784)

Net Loss Per Share - Basic and Diluted	(0.09)	(0.07)

Weighted average number of shares outstanding
during the period - Basic and Diluted	9,660,466	8,314,211

See accompanying notes to consolidated financial statements.

Snap Interactive, Inc. and Subsidiary
(f/k/a eTwine Holdings, Inc. and Subsidiary)
Consolidated Statement of Changes in Stockholders' Equity
For the years ended December 31, 2006 and 2007

	Preferred Stock		Common stock
	$.001 Par Value		$.001 Par Value		Additional				Total
	Number of				paid-in	Accumulated	Deferred	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Compensation	Receivable	Equity

Balance, December 31, 2005	-	$-	8,227,000	$8,227	$230,823	$(117,760)	$(22,656)	$(100,800)	$(2,166)

Cash received on subscription receivable	-	-	-	-	-	-	-	100,800	100,800

Deferred Compensation Realized							22,656		22,656

Shares issued for services	-	-	281,780	282	83,502	-	-	-	83,784

Stock options granted for services					365,250				365,250

Stock issued for cash			500,000	500	149,500				150,000

Stock based compensation	-	-	-		-	-	(5,250)	-	(5,250)

Net loss, December 31, 2006	-	-	-	-	-	(586,784)	-	-	(586,784)

Balance, for the year ended December 31, 2006	-	-	9,008,780	9,009	829,075	(704,544)	(5,250)	-	128,290

Shares issued for services	-	-	304,286	304	215,996	-	(2,640)	-	213,660

Stock options granted for services	-	-	-	-	490,475	-	-	-	490,475

Stockholder note payable converted to common stock	-	-	200,000	200	49,800	-	-	-	50,000

Shares issued for cash			820,829	821	463,179	-	-	-	464,000

Net Loss, December 31, 2007		-	-	-	-	(914,997)	-	-	(914,997)

Balance, for the year ended December 31, 2007	-	$-	10,333,895	$10,334	$2,048,525	$(1,619,541)	$(7,890)	$-	$431,428

See accompanying notes to consolidated financial statements.

Snap Interactive, Inc. and Subsidiary
(f/k/a eTwine Holdings, Inc. and Subsidiary)
Consolidated Statements of Cash Flows

	For the year ended December 31,
	2007	2006
Cash Flows From Operating Activities:
Net Loss	$(914,997)	$(586,784)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	6,414	8,100
Stock issued for services	216,300	101,190
Stock option	490,475	365,250
Settlement payable	90,715	-
(Increase) Decrease in:
Accounts Receivable	(248,850)	9
Prepaid Expense	(24,904)	-
Security Deposit	(1,210)	-
Increase (Decrease) in:
Accounts payable	25,275	(2,145)
Accrued interest payable	3,390	5,955
Net Cash Used In Operating Activities	(357,392)	(108,425)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	(4,257)	(949)
Net Cash Used In Investing Activities	(4,257)	(949)

Cash Flows From Financing Activities:
Proceeds from issuance of stock, net of subscriptions receivable	464,000	243,500
Net Cash Provided By Financing Activities	464,000	243,500

Net Increase in Cash	102,351	134,126

Cash at Beginning of Period	215,792	81,666

Cash at End of Period	$318,143	$215,792

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$1,375	$-

Supplemental disclosure of non-cash investing and financing
activities:

$50,000 of a convertible note payable was converted to 200,000 shares of Common Stock.

See accompanying notes to consolidated financial statements.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Snap Interactive, Inc. f/k/a eTwine Holdings, Inc. (“the Company”) was incorporated under the laws of the State of Delaware on July 19, 2005.  eTwine, Inc. was incorporated under the laws of the State of New York on May 7, 2004.

On November 20, 2007 the eTwine Holdings, Inc changed its name to Snap Interactive, Inc.

The Company was organized to operate an online dating and social community website that is proactive in understanding the singles environment.    During 2007 the Company is no longer considered to be in the development stage.

(B) Principles of Consolidation

The accompanying 2007 and 2006 consolidated financial statements include the accounts of Snap Interactive, Inc. and its 100% owned subsidiary eTwine, Inc. All intercompany accounts have been eliminated in the consolidation.

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

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  As of December 31, 2007, the Company has a net operating loss carryforward of $757,758 available to offset future taxable income through 2027.  The valuation allowance at December 31, 2007 was $548,584.  The net change in the valuation allowance for the year ended December 31, 2007 was an increase of $309,039.

(F) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a three year life for software and five year life for computer equipment.

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

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by SFAS No. 123(R).  EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” defines the measurement date and recognition period for such instruments.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the EITF.

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  The 175,185 and 370,592 shares issuable upon conversion of the note payable were not included in the computation of loss per share for December 31, 2007 and 2006, because their inclusion is anti-dilutive.  The 2,800,000 and 1,500,000 shares issuable upon the exercise of stock options were not included in the computation of loss per share for December 31, 2007 and 2006, respectively because their inclusion is anti-dilutive.

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

(L) Concentration of Credit Risk

At December 31, 2007, 21.1% of sales were earned from Customer A, 17.9% of sales were earned from Customer B, 16.5% of sales were earned from Customer C, 13.5% of sales were earned from Customer D and 10.5% from Customer E.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

At December 31, 2007, 21.5% of accounts receivable were due from Customer A, 19.8% were due from Customer D, 18.3% were due from Customer B, 15.4% were due from Customer F and 14.8% were due from Customer C.

At December 31, 2006, 100% of sales were earned from one customer.

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $245,088 and $126,601 in excess of FDIC insurance limits as of December 31, 2007 and 2006, respectively.

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

(N) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

(O) Recent Accounting Pronouncements

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

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2	PROPERTY AND EQUIPMENT

At December 31, 2007 and 2006 property and equipment is as follows:

	2007	2006

Computer and Equipment	$4,257	$-
Software	949	949
Website costs	40,500	40,500
Less accumulated depreciation and amortization	(29,066)	(20,012)

	$16,640	$21,437

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was $9,054 and $8,100, respectively.

Estimated future amortization of intangible assets is as follows:

Year	Amount

2008	$9,268
2009	5,310
2010	852
2011	852
2012	358
$16,640

NOTE 3	STOCKHOLDERS’ EQUITY

(A)  Common Stock Issued for Services

On December 19, 2007 the Company issued 50,000 shares of common stock for web development and programming services having a fair value of $36,000.

On December 1, 2007 the Company issued 100,000 shares of common stock as compensation having a fair value of $72,000.

On October 15, 2007, the Company issued 14,286 shares of common stock as compensation having a fair value of $10,000 based upon fair value on the date of grant.  The stock vests on October 13, 2008 and as of December 31, 2007, $7,890 is recorded as deferred compensation.

On October 2, 2007 the Company issued 50,000 shares of common stock for public relations services having a fair value of $35,000.

On June 30, 2007, the Company issued 50,000 shares of common stock having a fair value of $47,500 in exchange for web development and programming services.

On March 6, 2007, the Company executed an agreement with an unrelated third party to provide business investor relations services for a period of 90 days in exchange for total compensation of $15,000 and 60,000 shares of common stock payable monthly.   The Company issued 20,000 shares of common stock which had a fair value of $4,000 based upon the quoted closing trading price on the date of the agreement.  The Company was obligated to issue an additional 20,000 shares of common stock on April 5, 2007 and May 5, 2007 and pay $5,000 on each date.  The fair value of the April 5, 2007 issuance was $11,800. The Company also paid $5,000.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

During May 2007,   the Company and the service provider mutually agreed to terminate the contract. In summary, during the six months ended June 30, 2007, the Company issued 40,000 shares of common stock having a fair value of $15,800 and paid $10,000.  No further amounts are due under the contact.

(B)  Stock Issued for Cash

On October 29, 2007 the Company sold 30,769 shares of common stock for $20,000.

On October 3, 2007 the Company sold 33,333 shares of common stock for $20,000.

On July 3, 2007 the Company sold 250,000 units that consisted of 250,000 shares of common stock and 250,000 warrants exercisable at $1.20 which expire July 3, 2010, for total cash of  $150,000.

On July 12, 2007 the Company collected $219,000 for the sale of 406,727 shares of common stock.

On May 14, 2007, the Company sold 100,000 shares of common stock for $55,000 pursuant to the terms of a private placement.

(C)  Stock Options Issued for Services

On December 13, 2006, the Company executed an employment agreement with its President and CEO.  The term ceases December 1, 2007, but was extended for one year through December 1, 2008.  Pursuant to the terms of the agreement, the employee will receive 1,500,000 options of the Company having an exercise price of $0.40 per share.   The options vest immediately and the Company recorded compensation expense of $365,250, with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life	2 years
Expected volatility	71.86%
Risk free interest rate	4.86%
Expected dividends	0%

On December 1, 2007, the Company executed an employment agreement with its co-founder.  The term ceases December 1, 2008, there is an automatic option to extend the agreement for a period of three additional years.  Pursuant to the terms of the agreement, the individual will receive 1,000,000 options of the Company having an exercise price of $0.70 and $1.50 per share (500,000 at $0.70 and 500,000 at $1.50).  The options vest immediately and the Company recorded compensation expense of $305,150, with an offsetting credit to additional paid in capital.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life	1 year
Expected volatility	141.34%
Risk free interest rate	3.31%
Expected dividends	0%

On December 31, 2007, the Company issued 150,000 options having an exercise price of $1.00 and $0.50 per share (100,000 at $1.00 and 50,000 at $0.50).  The options vest immediately and the Company recorded research and development expense of $86,445, with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life	1 year
Expected volatility	146.35%
Risk free interest rate	3.34%
Expected dividends	0%

On December 31, 2007, the Company issued 150,000 options having an exercise price of $3 per share. The options vest immediately and the Company recorded research and development expense of $98,880 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life	3 years
Expected volatility	146.35%
Risk free interest rate	3.07%
Expected dividends	0%

The following tables summarize all stock option grants to employees and consultants as of December 31, 2007 and December 31, 2006, and the related changes during these periods are presented below.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2005	-	$-
Granted	1,500,000	$0.40
Exercised	-	$-
Forfeited	-	$-
Balance at December 31, 2006	1,500,000	$0.40
Granted	1,300,000	1.29
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2007	2,800,000	0.81
Options exercisable at December 31, 2007	2,800,000	$0.81
Weighted average fair value of options granted during 2007		$1.29

Of the total options granted, all 2,800,000 are fully vested, exercisable and non-forfeitable.

The following table summarizes information about stock options for the Company at December 31, 2007 and 2006:

2007 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$0.40	1,500,000	4.96	$0.40	1,500,000	$0.40
$0.50 - 3.00	1,300,000	4.17	$1.29	1,300,000	$1.29

2006 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$0.40	1,500,000	5.96	$0.40	1,500,000	$0.40

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 4	CONVERTIBLE NOTES PAYABLE – STOCKHOLDER

On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 and bearing interest at a rate of 6% per annum. All debt can be converted at the rate of $0.25 per share for each $1 of debt.  The cash offering price at that time was $0.25 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 200,000 shares of common stock.  The fair value of the common stock was $0.25 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At December 31, 2007, the Company had a remaining balance due December 31, 2008 of $35,348.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.30 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At December 31, 2007, the Company had a remaining balance due March 1, 2010 of $10,138.

NOTE 5	COMMITMENTS

(A) Employment Agreements

On December 1, 2007 the Company entered into a one year employment agreement with its co-founder.As compensation for services received, the Company is required to issue100,000 shares of common stock, an option to purchase 1,000,000 shares (See Notes 3(A) and (C)) and annual compensation of $160,000 a year beginning January 2008 with annual bonus and salary increases determined by the Company.  The agreement also calls for the employee to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.

On December 13, 2006 the Company executed an employment agreement with its President and CEO.  The term ceases December 1, 2007 but it was renewed for a period of one additional year through December 1, 2008.  As compensation for services, the employee will receive 1,500,000 options of the Company having an exercise price of $0.40 per share (See Note 3(C)), and annual compensation of $160,000 a year beginning January 1, 2008.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

The agreement also calls for the employee to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  In October 2007, the employee received $30,000 as salary and bonus for services rendered to the Company from July 1, 2007 through December 31, 2007.

(B) Consulting Agreements

On October 1, 2007 the company entered in to a three month consulting agreement with a public-relations company.  The company is required to issue 50,000 shares of common stock and $17,000 payable in two installments.  The first payment of $10,000 is to be paid upon entering into the agreement and $7,000 shall be paid seventy five days after the first payment. On October 1, 2007 $10,000 was paid and on October 2, 2007 50,000 shares of common stock have been issued.  As of December 31, 2007 the $7,000 payment has not been made and is being disputed by the Company due to breach of contract.

During May 2007, the Company entered into an agreement with a consultant to issue the consultant up to 50,000 shares of common stock and up to 50,000 common stock options at an exercise price of $2.00 per share expiring in 2011 at the discretion of the Company based on services performed through December 31, 2007.  The stock and options will vest 1 year from issuance.  As of December 31, 2007, no stock or options have been awarded.. (See Note 8(C )).

On May 15, 2007, the Company entered into a service agreement with an unrelated third party to provide public relations services.  The term of the services to be provided is from May 15, 2007 to September 15, 2007.  As compensation for services received the Company will be required to pay $6,500 per month.     The agreement was terminated effective November 9, 2007.  During December, 2007 the Company renewed the agreement for an additional four months for a fee of $6,500.  For the year ended December 31, 2007 in total $44,507 in compensation has been paid.

 On January 10, 2007, the Company entered into a service agreement with an unrelated third party to provide marketing and advertising services.  The term of the services to be provided is from March 1, 2007 to April 30, 2007.   As compensation for services received the Company will be required to pay shares of common stock having a fair value of $0.30 per share based on recent cash offerings.  The Company is not required to pay any stock based compensation until the end of the service period and if the service provider has surpassed certain predetermined milestones.  For the period ended December 31, 2007 no shares of common stock are due has the service provider has not met the milestones under the agreement. Effective December 31, 2007 the agreement has been mutually terminated.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

In September 2006, the Company entered into a six-month consulting agreement with a web site development company.  Pursuant to the terms of the agreement, the consultant will receive payments of common stock based upon the achievement of certain milestones.  The Company is required to pay the consultant $1,400 per week plus 4,000 shares of common stock having a fair value of $1,000 per week if certain milestones were met.  The shares were valued at the Company’s then cash offering price of $0.25.  Aggregate cash and non cash compensation on a weekly basis, exclusive of any milestones is $1,400.  On December 20, 2006, the Company entered into a new consulting agreement.  The term of the new agreement is from January 1, 2007 to December 31, 2007.  As compensation for services received the Company is required to pay $2,300 per week for programmers.  The company will also issue an additional 100,000 shares of common stock, fair value will be determined on issuance date provided the required services have been performed.  As of June 30, 2007, the Company issued 50,000 shares of common stock at a recent cash offering price of $0.95 per share in exchange for research and development services rendered having a fair value at the grant date of $47,500.  Effective October 15, 2007 the Company is required to pay $3,700 per week since an additional programmer has been hired. In addition, based on the Company’s discretion it will grant up to 150,000 stock options as follows:

June 30	2007 – exercise price $0.50
June 30	2007 – exercise price $1.00
December 31	2007 – exercise price $0.50
December 31	2007 – exercise price $1.00

As of December 31, 2007 the Company had issued all shares and options under the initial arrangement.  On December 31, 2007, the agreement was terminated. In connection with the termination, the Company compensated the consultant by granting 150,000 options (See Note 3(C)), paid $15,980 of outstanding amounts due under the agreement, will pay $25,000 as an employment fee and $72,000 payable in 36 monthly installments with imputed interest rate of 6%, and reimburse the consultant $500 for advertising costs.

(C) Lease Agreements

On November 27, 2007 the Company entered into a twelve month computer hosting agreement.  The Company is required to pay $8,812 per month for the services provided

NOTE 6	RELATED PARTY TRANSACTIONS

On December 1, 2007 the Company entered into a one year employment agreement.  As compensation for services received the Company is required to issue 100,000 shares of common stock, an option to purchase 1,000,000 shares (See Notes 3(A) and (C)) and an annual compensation of $160,000 per year beginning January 2008.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

On March 27, 2007, a stockholder converted $50,000 of a convertible note payable into 200,000 shares of common stock.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.

NOTE 7	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $914,997 and a negative cash flow from operations of $357,392, for the year ended December 31, 2007.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional equity funding and implement its strategic plans along with the increase in operations and revenue being generated, provide the opportunity for the Company to continue as a going concern.

NOTE 8	SUBSEQUENT EVENTS

(A) Consulting Agreement

Effective January 9, 2008 the Company entered into a consulting agreement with an unrelated third party to provide marketing and advertising services.  In exchange for consulting services the Company granted an option to purchase 10,000 shares of the Company’s common stock at an exercise price of $1 per share.  These options vest immediately and have an expiration date of 3 years.

(B) Employment Agreement

In January 2008, the Company entered into agreements with various employees for terms up to two-years with salaries totaling no less than an aggregate of $338,000 and minimum bonuses of no less than an aggregate of $50,000 subject to various performance requirements.   In addition, the Company will issue 25,000 shares of stock and 125,000 options (25,000 at $1.00, 50,000 at $2.00, and 50,000 at $3.00) over the term, and up to an additional 35,000 shares of stock and 145,000 options (25,000 at $1.00, 70,000 at $2.00, and 50,000 at $3.00) subject to various performance requirements.  The agreements also call for the Company’s employees to receive health benefits.

(C)  Stock and Stock Options Issued for Services

On January 1, 2008 the consultant earned the 50,000 shares of common stock and 50,000 common stock options at an exercise price of $2.00 per share expiring in 2011.  The stock and stock options will be issued based on the employment requirement with the firm through January 1, 2009.

Item 8.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

Item 8B.    Other Information.

None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our sole executive officer and director.

Name	Age	Position	Date of Appointment

Clifford Lerner	30	President, Chief Executive Officer, Chief Financial Officer, Chairman	Inception

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

CLIFFORD LERNER is our President and Chief Executive Officer as well as Chairman of our Board of Directors. Prior to joining us in July 2005, Clifford spent his professional career from July 2000 to May 2005 at Lehman Brothers Inc. as an Analyst in its Equities division. Clifford worked as an Analyst in the Product Management Group where his duties involved helping to coordinate the morning and afternoon equity research calls. He received his undergraduate degree from Cornell University in 2000 where he majored in Applied Economics & Business Management.

Term of Office

Our director is appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten (10%) percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.    Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Clifford Lerner, (1) President, Chief	2007	$30,000	0	0	0	0	0	0	$30,000
Executive Officer,	2006	$0	0	0	365,250	0	0	0	$365,250
Chief Financial Officer

(1)
Pursuant to his employment agreement with us, Clifford Lerner received options to purchase one million five hundred thousand shares of the Company’s Common Stock at a price of $0.40 that vested on the date of grant, such options to expire in 2012.

Outstanding Equity Awards at Fiscal Year-End Table. We granted to Clifford Lerner options to purchase one million five hundred thousand shares of the Company’s Common Stock at a price of $0.40, such options to expire in 2012.  The options vested immediately and we recorded compensation expense of $365,250, with an offsetting credit to additional paid in capital.  We have valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life	2 years
Expected volatility	71.86%
Risk free interest rate	4.86%
Expected dividends	0%

Employment Agreements

Employment and Consulting Agreements

We entered into an employment agreement with Mr. Clifford Lerner, our Chief Executive Officer, President, and Chairman of the Board of Directors, on December 14, 2006. Pursuant to such agreement, we granted to Clifford Lerner options to purchase one million five hundred thousand shares of the Company’s Common Stock at a price of $0.40, such options to expire in 2012.  The term ceased December 1, 2007, but it was renewed for a period of one additional year through December 1, 2008.  Beginning January 1, 2008, Clifford Lerner shall receive annual compensation of $160,000 per year during the term of the Agreement. During 2007, we paid a bonus of $30,000 to Mr. Lerner.

Compensation of Directors

For the fiscal year ended December 31, 2007, we did not compensate our director for his services.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of March 24, 2008, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Clifford Lerner	7,000,000 (2)	67.41%

Common Stock	All executive officers and directors as a group	7,000,000 (2)	67.41%

(1) The percent of class is based on 10,383,895  shares of common stock issued and outstanding as of March 24, 2008.
(2) In addition to the 7,000,000 shares set forth above, Clifford Lerner owns the option to purchase an additional 1,500,000 shares of our common stock at $.40 pursuant to his employment agreement with us.

Item 12.    Certain Relationships and Related Transactions.

On December 1, 2007 we entered into a one year employment agreement with our co-founder.  As compensation for services received, we are required to issue 100,000 shares of common stock, an option to purchase 1,000,000 shares (See Notes 3(A) and (C)) and an annual compensation of $160,000 per year beginning January 2008.

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

Item 14.    Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2007, we were billed approximately $14,926 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2006, we were billed approximately $14,034 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2007 and 2006 we did not incur any audit related fees.

Tax Fees

For our fiscal years ended December 31, 2007 and 2006, we were billed $1,000 and $1,000, respectively. for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2007 and 2006.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services. The Audit Committee pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Audit Committee must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETWINE HOLDINGS, INC.

By:	/s/ Clifford Lerner
CLIFFORD LERNER
President, Chief Executive Officer, Chief Financial Officer

Date:	March 24, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Clifford Lerner	President, Chief Executive Officer,	March 24, 2008
CLIFFORD LERNER	Chief Financial Officer