Form 10-Q
period 2008-03-31
Snap Interactive, Inc
filed 2008-05-16
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

SNAP INTERACTIVE, INC.
 (Exact name of registrant as specified in Charter

DELAWARE	000-52176	20-3191847
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

366 North Broadway, Suite 41042, Jericho, New York 11753
 (Address of Principal Executive Offices)
 _______________

(516) 942-2030
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 15, 2008:  10,333,895 shares of common stock.

SNAP INTERACTIVE, INC.

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

SNAP INTERACTIVE, INC.
 (an exploration stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

SNAP INTERACTIVE, INC AND SUBSIDIARY
(F/K/A eTwine Holdings, Inc.)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007 (AUDITED).

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED).

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED).

PAGES	5 – 17	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Snap Interactive, Inc. and Subsidiary
(f/k/a eTwine Holdings, Inc. and Subsidiary)
Consolidated Balance Sheets

ASSETS

	3/31/2008	12/31/2007
	(Unaudited)	(Audited)
Current Assets
Cash	$656,708	$318,143
Accounts receivable, net	154,369	248,902
Prepaid Expense	21,104	24,904
Total Current Assets	832,181	591,949

Property and Equipment, net	14,351	16,640

Other Assets
Security Deposit	1,210	1,210
Total Other Assets	1,210	1,210

Total Assets	$847,742	$609,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$15,847	$26,131
Deferred Revenue	41,071	-
Settlement Payable	26,014	45,589
Convertible Notes Payable - Stockholder	35,348	35,348
Accrued interest	16,712	16,039
Total Current Liabilities	134,992	123,107

Long Term Liabilities
Settlement Payable	39,776	45,126
Convertible Notes Payable - Stockholder	10,138	10,138

Total Liabilities	184,906	178,371

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
10,333,895 and 10,333,895 shares issued and outstanding, respectively	10,334	10,334
Additional paid-in capital	2,086,924	2,048,525
Accumulated deficit	(1,429,032)	(1,619,541)
Less: deferred compensation	(5,390)	(7,890)
Total Stockholders' Equity	662,836	431,428

Total Liabilities and Stockholders' Equity	$847,742	$609,799

Snap Interactive, Inc. and Subsidiary
(f/k/a eTwine Holdings, Inc. and Subsidiary)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007

Revenue	$519,902	$7

Operating Expenses
Depreciation and Amortization	2,289	2,157
Research and Development	-	29,900
Compensation expense	158,360	-
Consulting Fees	8,604	-
Advertising expense	8,320	-
Professional Fees	22,654	8,223
General and administrative	128,998	98,750
Total Operating Expenses	329,225	139,030

Income/(Loss) from Operations	190,677	(139,023)

Other Income (Expense)
Interest Expense	(1,661)	(1,372)
Interest Income	1,493	972
Total Other Expense, net	(168)	(400)

Income/(Loss) Before Provision For Income Taxes	190,509	(139,423)

Provision for Income Taxes	-	-

Net Income/(Loss)	$190,509	$(139,423)

Net Income/(Loss) Per Share - Basic	0.02	(0.02)

Net Income/(Loss) Per Share - Diluted	0.02	(0.02)

Weighted average number of shares outstanding
during the period - Basic	10,333,895	9,022,558

Weighted average number of shares outstanding
during the period - Diluted	11,412,022	9,022,558

Snap Interactive, Inc. and Subsidiary
(f/k/a eTwine Holdings, Inc. and Subsidiary)
Condensed Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Preferred Stock		Common stock
	$.001 Par Value		$.001 Par Value		Additional			Total
					paid-in	Accumulated	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Compensation	Equity

Balance, for the year ended December 31, 2007 (Audited)	-	$-	10,333,895	$10,334	$2,048,525	$(1,619,541)	$(7,890)	$431,428

Deferred compensation realized	-	-	-	-	-	-	2,500	2,500

Share based compensation	-	-	-	-	38,399	-	-	38,399

Net Income, for the three months ended March 31, 2008	-	-	-	-	-	190,509	-	190,509

Balance, March 31, 2008 (Unaudited)	-	$-	10,333,895	$10,334	$2,086,924	$(1,429,032)	$(5,390)	$662,836

Snap Interactive, Inc. and Subsidiary
(f/k/a eTwine Holdings, Inc. and Subsidiary)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net Income/(Loss)	$190,509	$(139,423)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	2,289	2,157
Amortization of stock based compensation	2,500	1,500
Stock based compensation	38,399	4,000
(Increase) Decrease in:
Accounts Receivable	94,533	(6)
Prepaid Expense	3,800	(15,220)
Security Deposit	-	(1,210)
Increase (Decrease) in:
Accounts payable	(35,209)	10,560
Deferred revenue	41,071
Accrued interest payable	673	1,372
Net Cash Provided/(Used In) by Operating Activities	338,565	(136,270)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	-	(1,703)
Net Cash Used In Investing Activities	-	(1,703)

Cash Flows From Financing Activities:
Net Cash Provided By Financing Activities	-	-

Net Increase in Cash	338,565	(137,973)

Cash at Beginning of Period	318,143	215,792

Cash at End of Period	$656,708	$77,819

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$1,800	$-

Supplemental disclosure of non-cash investing and financing activities:

$50,000 of a convertible note payable was converted to 200,000 shares of Common Stock during March 2007.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

(C) Principles of Consolidation

The accompanying 2008 and 2007 consolidated financial statements include the accounts of Snap Interactive, Inc. and its 100% owned subsidiary eTwine, Inc. All intercompany accounts have been eliminated in the consolidation.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

(E) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(F) Income Taxes

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

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

(J) Income (Loss) Per Share

Basic income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, warrants, and stock equivalents are anti-dilutive, they are excluded from the calculation of diluted income per share.  For the three months ended March 31, 2007 the 170,592 shares issuable upon conversion of the note payable and 1,500,000 shares issuable upon the exercise of stock options were not included in the computation of loss per share because their inclusion is anti-dilutive.  For the three months ended March 31, 2008, 1,310,000 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted income per share because their inclusion is anti-dilutive.

(K) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts receivable, accounts payable, advances from stockholder and notes payable approximate fair value based on the short-term maturity of these instruments.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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

(M) Concentration of Credit Risk

At March 31, 2008, 21.25% of sales earned were due from Customer A, 26.85% were due from Customer B, 17.91%- were due from Customer C, 14.11% were due from Customer D, and 18.82% from Customer E.

At March 31, 2007, 100% of sales were earned from one customer.

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $564,983 in excess of FDIC insurance limits as of March 31, 2008.

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

The Company also recognizes revenue based on share exchange agreement.  Company receives 50% of gross revenue of initial and renewing customer subscriptions.  Gross revenues are delivered to the Company within 30 days after each calendar month.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

(O) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(P) Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

NOTE 2	STOCKHOLDERS’ EQUITY

(A)            Common Stock Issued for Services

On January 5, 2008 the Company issued 50,000 shares of common stock as compensation having a fair value of $47,500.  The shares vest equally on January 5, 2010 and January 5, 2011.  As of March 31, 2008 $4,948 is recorded as compensation expense.

On January 1, 2008 the Company granted 50,000 shares of common stock for consulting services having a fair value of $37,500 based upon fair value on the date of grant.  The shares vest on January 1, 2009 and as of March 31, 2008 $9,375 is recorded as compensation expense.

On December 19, 2007 the Company issued 50,000 shares of common stock for web development and programming services having a fair value of $36,000.

On December 1, 2007 the Company issued 100,000 shares of common stock as compensation having a fair value of $72,000.

On October 15, 2007, the Company issued 14,286 shares of common stock as compensation having a fair value of $10,000 based upon fair value on the date of grant.  The stock vests on October 13, 2008 and as of March 31, 2008, $5,390 is recorded as deferred compensation.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

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

On January 1, 2008, the Company issued 50,000 options having an exercise price of $2 per share. The options vest one year after grant and the Company recorded compensation expense of $6,590 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                           3 years
Expected volatility                                   148.90%
Risk free interest rate                                  2.89%
Expected dividends                                          0%

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

On January 5, 2008, the Company issued 250,000 options having an exercise price of $1, $2 and $3, per share (50,000 options at $1, 100,000 options at $2 and 100,000 options at $3). The options vest at various dates ranging from two years to three years and the Company recorded compensation expense of $16,191 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                           2-3 years
Expected volatility                                      150.99%
Risk free interest rate                                      2.76%
Expected dividends                                              0%

On January 9, 2008, the Company issued 10,000 options having an exercise price of $1 per share. The options vest over a one year term and the Company recorded compensation expense of $1,295 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                           1 years
Expected volatility                                  150.69%
Risk free interest rate                                  3.04%
Expected dividends                                          0%

The following tables summarize all stock option grants to employees and consultants as of March 31, 2008, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2007	2,800,000		0.81
Granted	310,000		0.94
Exercised	-
Forfeited	-
Balance at March 31, 2008	3,110,000
Options exercisable at March 31, 2008	2,800,000	$
Weighted average fair value of options granted during 2008			$0.94

Of the total options granted, all 2,800,000 are fully vested, exercisable and non-forfeitable.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE 3	CONVERTIBLE NOTES PAYABLE – STOCKHOLDER

On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 and bearing interest at a rate of 6% per annum. All debt can be converted at the rate of $0.25 per share for each $1 of debt.  The cash offering price at that time was $0.25 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 200,000 shares of common stock.  The fair value of the common stock was $0.25 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At March 31, 2008, the Company had a remaining balance due of $35,348.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.30 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At March 31, 2008, the Company had a remaining balance due March 1, 2010 of $10,138.

NOTE 4	SETTLEMENT PAYABLE

On January 5, 2008 the Company entered into a $72,000 settlement agreement with a vendor.  The settlement is payable in 36 monthly installments with imputed interest at a rate of 6%.

NOTE 5	COMMITMENTS

(A) Employment Agreements

In January 2008, the Company entered into agreements with employees for two-year terms at annual salaries for the first year totaling $169,000 and minimum bonuses of $25,000 subject to performance requirements.  The annual salaries and bonuses for the second year will be determined at a rate no less than the first year rate.  In addition, the Company will issue the 25,000 shares of stock and 125,000 options (25,000 at $1.00, 50,000 at $2.00, and 50,000 at $3.00) over the term in each of the two years, and up to an additional 35,000 shares of stock and 145,000 options (25,000 at $1.00, 70,000 at $2.00, and 50,000 at $3.00) subject to performance requirements.  The agreements also call for the employees to receive health benefits (See Note 6(B)).

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

On December 1, 2007 the Company entered into a one year employment agreement with its co-founder. As compensation for services received, the Company is required to issue 100,000 shares of common stock, an option to purchase 1,000,000 shares (See Notes 3(A) and (C)) and annual compensation of $160,000 a year beginning January 2008 with annual bonus and salary increases determined by the Company.  The agreement also calls for the employee to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.

On December 13, 2006 the Company executed an employment agreement with its President and CEO.  The term ceases December 1, 2007 but it was renewed for a period of one additional year through December 1, 2008.  As compensation for services,  the President will receive annual compensation of $160,000 a year beginning January 1, 2008.  The agreement also calls for the employee to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  In October 2007, the employee received $30,000 as salary and bonus for services rendered to the Company from July 1, 2007 through December 31, 2007.

(B) Consulting Agreements

Effective January 9, 2008, the Company entered into a consulting agreement with an unrelated third party to provide marketing and advertising services.  In exchange for consulting services the Company granted an option to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.  These options vest immediately and have an expiration date of 3 years. (See Note 2(C)).

On October 1, 2007, the company entered in to a three month consulting agreement with a public-relations company.  The company is required to issue 50,000 shares of common stock and $17,000 payable in two installments.  The first payment of $10,000 is to be paid upon entering into the agreement and $7,000 shall be paid seventy five days after the first payment. On October 1, 2007 $10,000 was paid and on October 2, 2007 50,000 shares of common stock have been issued.  As of December 31, 2007 the $7,000 payment has not been made and is being disputed by the Company due to breach of contract.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

During May 2007, the Company entered into an agreement with a consultant to issue the consultant up to 50,000 shares of common stock and up to 50,000 common stock options at an exercise price of $2.00 per share expiring in 2011 at the discretion of the Company based on services performed through December 31, 2007.  The stock and options will vest 1 year from issuance.  On January 1, 2008 50,000 stock options and 50,000 shares of stock have been awarded. (See Note 2( A and C )).

On May 15, 2007, the Company entered into a service agreement with an unrelated third party to provide public relations services.  The term of the services to be provided is from May 15, 2007 to September 15, 2007.  As compensation for services received the Company will be required to pay $6,500 per month.     The agreement was terminated effective November 9, 2007.  During December, 2007 the Company renewed the agreement for an additional four months for a fee of $6,500.  For the period ended March 31, 2008  in total $19,699 in compensation has been paid.

(C) Lease Agreements

On November 27, 2007 the Company entered into a twelve month computer hosting agreement.  The Company is required to pay $8,812 per month for the services provided ..  Effective March 1, 2008, the monthly payment increased to $9,902 due to additional hardware and software being added by the Company.

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

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE 7	SUBSEQUENT EVENTS

(A) Operating Lease

On April 4, 2008, the Company executed a two-year non-cancelable operating lease for its corporate office space. The lease expires on April 30, 2010.

Future minimum annual rental payments are as follows:

Year 1	$61,000
Year 2	62,830

Total minimum lease payments	$123,830

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

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

Plan of Operations

During the next three months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●
In November 2006, we launched a new online dating website located at www.IamFreeTonight.com. We continue to own and operate IamFreeTonight.com but our emphasis has shifted towards building and operating dating applications for Social Networking websites.  We expect to dedicate most of our resources to our applications.

●
In June 2007, we launched an online dating application built on Facebook Platform called 'Meet New People' which enables user to send and receive flirts as well as post when they are free to hang out.  In August 2007 we launched a second dating application on Facebook called 'Are You Interested' which enables members to indicate interest in other members.  In March and April we launched ‘Are You Interested’ and a new application called ‘Flirt With Me’ on Myspace Developer Platform and Hi5 Developer Platform.  To date more than 12 million users have added our applications since their launch.  In the next 3 months, we will continue to enhance our current applications as well as consider building similar types of application on other large social networking sites as they launch or gain additional traction with their developer platforms.

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

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenue increased from $7 for the three months ended March 31, 2007 to $519,902 for the three months ended March 31, 2008 an increase of $518,895. These revenues are primarily generated from advertisements placed on our Are You Interested & Meet New People applications. The increase was due to the growth of our applications and the increased usage in the first quarter of 2008 which resulted in more traffic to our applications which produced more clicks on advertisements displayed on our applications.   This increased our revenues for the quarter.

General and Administrative expenses for the three months ended March 31, 2008 increased to $128,998 from $98,750 for the three months ended March 31, 2007, representing an increase of $30,248.  The increase in general and administrative expenses is primarily attributable to the overall expansion of our operations as compared to the previous year, at which time we were a development stage company.

Compensation expense for the three months ended March 31, 2008 increased to $158,360 from $0 for the three months ended March 31, 2007, representing an increase of $158,360.  The increase in compensation expense was due to the hiring of new employees and the implementation of a regular payroll for the first time as of January 2008.

Professional fees for the three months ended March 31, 2008 increased to $22,654 from $8,223 for the three months ended March 31, 2007, representing an increase of $14,431.  The increase in professional fees was due to the overall expansion of our operations as compared to the previous year, at which time we were a development stage company.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by its previous financing activities and revenues derived from advertisements placed on our Facebook applications.

As of March 31, 2008, the Company had $656,708 in cash.  Historically, the Company’s principal working capital needs have been met through continuing operations. As the Company grows and expands its operations, the need for working capital will increase. The Company expects to finance its internal growth with cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

The Company’s net income for the three months ended March 31, 2008 was $190,509.  During this period we received a total of $519,902 in revenue and had total operating expenses of $329,225.  Net cash provided by operating activities was $338,565 during the three months ended March 31, 2008 as compared to cash used in operating activities of $136,270 for three months ended March 31, 2007.  Cash provided by operating activities mainly consisted of net income of $190,509, accounts receivable of $94,533, and prepaid expenses of $3,800.   The Company has an operating profit at this time and intends to use its cash to continue to funds its operations going forward.

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

We also recognize revenue based on a share exchange agreement. Company receives 50% of gross revenue of initial and renewing customer subscriptions.  Gross revenues are to be delivered to the Company within 30 days after each calendar month.

Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) und er the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2008 the Company granted 50,000 shares of common stock for consulting services having a fair value of $37,500 based upon fair value on the date of grant.  The shares vest on January 1, 2009 and as of March 31, 2008 $9,375 is recorded as compensation expense.

On January 5, 2008 the Company issued 50,000 shares of common stock as compensation having a fair value of $47,500.  The shares vest equally on January 5, 2010 and January 5, 2011.  As of March 31, 2008 $4,948 is recorded as compensation expense.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP INTERACTIVE, INC.

Date: May 15, 2008	By:	/s/ CLIFFORD LERNER
CLIFFORD LERNER
President, Chief Executive Officer, Chief Financial Officer