Form 10-Q
period 2008-06-30
Snap Interactive, Inc
filed 2008-08-13
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

SNAP INTERACTIVE, INC.
 (Exact name of registrant as specified in Charter)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 11, 2008:  10,346,395 shares of common stock.

SNAP INTERACTIVE, INC.

FORM 10-Q

June 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

SNAP INTERACTIVE, INC AND SUBSIDIARY
(F/K/A eTwine Holdings, Inc.)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED).

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED).

PAGES	5 – 16	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Snap Interactive, Inc. and Subsidiary
(f/k/a eTwine Holdings, Inc. and Subsidiary)
Consolidated Balance Sheets

ASSETS

	6/30/2008
	(Unaudited)	12/31/2007
Current Assets
Cash	$773,189	$318,143
Accounts receivable, net	199,047	248,902
Prepaid Expense	14,382	24,904
Total Current Assets	986,618	591,949

Property and Equipment, net	28,285	16,640

Other Assets
Security Deposit	17,750	1,210
Total Other Assets	17,750	1,210

Total Assets	$1,032,653	$609,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$22,290	$26,131
Accrued salaries	31,468	-
Settlement Payable	21,243	45,589
Convertible Notes Payable - Related Party	35,348	35,348
Accrued interest	17,385	16,039
Total Current Liabilities	127,734	123,107

Long Term Liabilities
Settlement Payable	34,346	45,126
Convertible Notes Payable - Related Party	10,138	10,138

Total Liabilities	172,218	178,371

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
10,346,395 and 10,333,895 shares issued and outstanding, respectively	10,347	10,334
Additional paid-in capital	2,140,440	2,048,525
Accumulated deficit	(1,284,170)	(1,619,541)
Less: deferred compensation	(6,182)	(7,890)
Total Stockholders' Equity	860,435	431,428

Total Liabilities and Stockholders' Equity	$1,032,653	$609,799

See accompanying notes to the condensed consolidated unaudited financial statements.

Snap Interactive, Inc. and Subsidiary
(f/k/a eTwine Holdings, Inc. and Subsidiary)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenue	$533,257	$279	$1,053,159	$286

Operating Expenses
Depreciation and Amortization	3,071	2,157	5,360	4,313
Research and Development	-	77,400	-	107,300
Compensation Expense	210,070	-	368,430	-
Consulting Fees	6,583	-	15,187	-
Advertising Expense	2,150	-	10,470	-
Professional Fees	14,101	2,998	36,755	11,221
Hosting Expense	44,891	-	87,512	-
General and Administrative	107,258	56,048	193,635	154,800
Total Operating Expenses	388,124	138,603	717,349	277,634

Income/(Loss) from Operations	145,133	(138,324)	335,810	(277,348)

Other Income (Expense)
Interest Expense	(1,558)	(673)	(3,219)	(2,045)
Interest Income	1,287	421	2,780	1,394
Total Other Expense, net	(271)	(252)	(439)	(651)

Income/(Loss) Before Provision For Income Taxes	144,862	(138,576)	335,371	(277,999)

Provision for Income Taxes	-	-	-	-

Net Income/(Loss)	$144,862	$(138,576)	$335,371	$(277,999)

Net Income/(Loss) Per Share - Basic	0.01	(0.01)	0.03	(0.03)

Net Income/(Loss) Per Share - Diluted	0.01	(0.01)	0.03	(0.03)

Weighted average number of shares outstanding
during the period - Basic	10,337,923	9,345,841	10,335,898	9,185,092

Weighted average number of shares outstanding
during the period - Diluted	11,414,024	9,345,841	11,414,024	9,185,092

See accompanying notes to the condensed consolidated unaudited financial statements.

Snap Interactive, Inc. and Subsidiary
(f/k/a eTwine Holdings, Inc. and Subsidiary)
Condensed Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Preferred Stock		Common stock
	$.001 Par Value		$.001 Par Value		Additional			Total
					paid-in	Accumulated	Deferred	Stockholder's
		Amount	Shares	Amount	capital	Deficit	Compensation	Equity

Balance, for the year ended December 31, 2007 (Audited)	-	$-	10,333,895	$10,334	$2,048,525	$(1,619,541)	$(7,890)	$431,428

Deferred compensation realized	-	-	-	-	-	-	5,000	5,000

Share based compensation	-	-	12,500	13	91,915	-	(3,292)	88,636

Net Income, for the six months ended June 30, 2008	-	-	-	-	-	335,371	-	335,371

Balance, June 30, 2008 (Unaudited)	-	$-	10,346,395	$10,347	$2,140,440	$(1,284,170)	$(6,182)	$860,435

See accompanying notes to the condensed consolidated unaudited financial statements.

Snap Interactive, Inc. and Subsidiary
(f/k/a eTwine Holdings, Inc. and Subsidiary)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net Income/(Loss)	$335,371	$(277,999)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	5,360	4,314
Amortization of stock based compensation	1,708	-
Stock Based Compensation	91,928	66,299
(Increase) Decrease in:
Accounts Receivable	49,855	(286)
Prepaid Expense	10,522	(4,478)
Security Deposit	(16,540)	(1,210)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(38,967)	15,485
Accrued Salaries	31,468	-
Accrued Interest Payable	1,346	2,045
Net Cash Provided/(Used In) by Operating Activities	472,051	(195,830)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	(17,005)	(1,703)
Net Cash Used In Investing Activities	(17,005)	(1,703)

Cash Flows From Financing Activities:
Proceeds from issuance of stock, net of subscriptions receivable	-	55,000
Net Cash Provided By Financing Activities	-	55,000

Net Increase (Decrease) in Cash	455,046	(142,533)

Cash at Beginning of Period	318,143	215,792

Cash at End of Period	$773,189	$73,259

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$1,809	$-

Supplemental disclosure of non-cash investing and financing activities:

$50,000 of a convertible note payable was converted to 200,000 shares of Common Stock during March 2007.

See accompanying notes to the condensed consolidated unaudited financial statements.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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
JUNE 30, 2008
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
JUNE 30, 2008
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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, warrants, and stock equivalents are anti-dilutive, they are excluded from the calculation of diluted income per share.  For the three and six months ended June 30, 2007 the 175,185 shares issuable upon conversion of notes payable and 1,500,000 shares issuable upon the exercise of stock options were not included in the computation of loss per share because their inclusion is anti-dilutive.  For the three and six months ended June 30, 2008, 1,330,000 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted income per share because their inclusion is anti-dilutive.

 (K) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts receivable, accounts payable, advances from stockholder and notes payable approximate fair value based on the short-term maturity of these instruments.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

(M) Concentration of Credit Risk

At June 30, 2008, 20.48% of sales earned were due from Customer A, 20.31% were due from Customer B, 15 and 10.77% were due from Customer E.

At  June 30, 2007, 100% of sales were earned from one customer.

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $626,044 in excess of FDIC insurance limits as of June 30, 2008.

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

The Company also recognizes revenue based on share exchange agreement.  Company receives 50% of gross revenue of initial and renewing customer subscriptions through June 11, 2008.  After June 11, 2008, the agreement was amended so that the Company receives $4 per initial and renewing customer from June 12, 2008 forward.  Gross revenues are delivered to the Company within 30 days after each calendar month.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

NOTE 2    STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Services

On June 1, 2008 the Company issued 12,500 shares of common stock for consulting services having a fair value of $9,875 based upon fair value on the date of grant.  As of June 30, 2008 $6,583 is recorded as compensation and $3,292 is recorded as deferred compensation (See Note 5(B)).

On January 5, 2008 the Company granted 50,000 shares of common stock as compensation having a fair value of $47,500.  The shares vest equally on January 5, 2010 and January 5, 2011.  As of June 30, 2008 $9,896 is recorded as compensation expense.

On January 5, 2008 the Company granted 10,000 shares of common stock as compensation having a fair value of $9,500.  The shares vest on January 5, 2010.  As of June 30, 2008 $2,375 is recorded as compensation expense.

On January 1, 2008 the Company granted 50,000 shares of common stock for consulting services having a fair value of $37,500 based upon fair value on the date of grant.  The shares vest on January 1, 2009 and as of June 30, 2008 $18,750 is recorded as compensation expense.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

On October 15, 2007, the Company issued 14,286 shares of common stock as compensation having a fair value of $10,000 based upon fair value on the date of grant.  The stock vests on October 13, 2008 and as of June 30, 2008, $2,890 is recorded as deferred compensation and $5,000 has been recognized for the six months ended June 30, 2008.

(B)  Stock Options Issued for Services

On January 1, 2008, the Company issued 50,000 options having an exercise price of $2 per share. The options vest one year after grant.  For the six months ended June 30, 2008 the Company recorded compensation expense of $13,180 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                               3 years
Expected volatility                                     148.90%
Risk free interest rate                                2.89%
Expected dividends                                   0%

On January 5, 2008, the Company issued 20,000 options having an exercise price of $2 The options vest one year after grant.  For the six months ended June 30, 2008 the Company recorded compensation expense of $2,880 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                               2-3 years
Expected volatility                                     150.99%
Risk free interest rate                                2.76%
Expected dividends                                   0%

On January 5, 2008, the Company issued 250,000 options having an exercise price of $1, $2 and $3, per share (50,000 options at $1, 100,000 options at $2 and 100,000 options at $3). The options vest at various dates ranging from two years to three years.  For the six months ended June 30, 2008 and the Company recorded compensation expense of $32,382 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                               2-3 years
Expected volatility                                     150.99%
Risk free interest rate                                2.76%
Expected dividends                                   0%

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

On January 9, 2008, the Company issued 10,000 options having an exercise price of $1 per share. The options vest over a one year term.  For the six months ended June 30, 2008 the Company recorded compensation expense of $2,590 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                                    1 years
Expected volatility                                          150.69%
Risk free interest rate                                     3.04%
Expected dividends                                        0%

The following tables summarize all stock option grants to employees and consultants as of June 30, 2008, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2007	2,800,000	0.81
Granted	330,000	2.12
Exercised	-
Forfeited	-
Balance at June 30, 2008	3,130,000
Options exercisable at June 30, 2008	2,800,000	$0.95
Weighted average fair value of options granted during 2008		$2.12

Of the total options granted, all 2,800,000 are fully vested, exercisable and non-forfeitable.

NOTE 3    CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 and bearing interest at a rate of 6% per annum. All debt can be converted at the rate of $0.25 per share for each $1 of debt.  The cash offering price at that time was $0.25 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 200,000 shares of common stock.  The fair value of the common stock was $0.25 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At June 30, 2008, the Company had a remaining balance due of $35,348.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.30 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At June 30, 2008, the Company had a remaining balance due March 1, 2010 of $10,138.

NOTE 4    SETTLEMENT PAYABLE

On January 5, 2008 the Company entered into a $72,000 settlement agreement with a vendor.  The settlement is payable in 36 monthly installments with imputed interest at a rate of 6%.

NOTE 5    COMMITMENTS

(A) Employment Agreements

In January 2008, the Company entered into agreements with employees for two-year terms at annual salaries for the first year totaling $179,000 and minimum bonuses of $25,000 subject to performance requirements.  The annual salaries and bonuses for the second year will be determined at a rate no less than the first year rate.  In addition, the Company will issue the 25,000 shares of stock and 125,000 options (25,000 at $1.00, 50,000 at $2.00, and 50,000 at $3.00) over the term in each of the two years, and up to an additional 35,000 shares of stock and 145,000 options (25,000 at $1.00, 70,000 at $2.00, and 50,000 at $3.00) subject to performance requirements.  The agreements also call for the employees to receive health benefits (See Note 2(A) and (B)).

On December 1, 2007 the Company entered into a one year employment agreement with its co-founder. As compensation for services received, the Company is required to issue 100,000 shares of common stock, an option to purchase 1,000,000 shares and annual compensation of $160,000 a year beginning January 2008 with annual bonus and salary increases determined by the Company.  The agreement also calls for the employee to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

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

(B) Consulting Agreements

On May 1, 2008, the Company entered into a one year consulting agreement with an unrelated third party to provide professional services.  In exchange for the services provided the Company will be required to issue 50,000 shares of the Company’s common stock with the stock to be issued 12,500 shares at a time on a quarterly basis beginning with May 1, 2008 and continuing on September 1, 2008, December 1, 2008 and March 1, 2009 (See note 2(A)).

Effective January 9, 2008, the Company entered into a consulting agreement with an unrelated third party to provide marketing and advertising services.  In exchange for consulting services the Company granted an option to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.  These options vest immediately and have an expiration date of 3 years. (See Note 2(B)).

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

During May 2007, the Company entered into an agreement with a consultant to issue the consultant up to 50,000 shares of common stock and up to 50,000 common stock options at an exercise price of $2.00 per share expiring in 2011 at the discretion of the Company based on services performed through December 31, 2007.  The stock and options will vest 1 year from issuance.  On January 1, 2008 50,000 stock options and 50,000 shares of stock have been awarded. (See Note 2( A and B )).

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

On May 15, 2007, the Company entered into a service agreement with an unrelated third party to provide public relations services.  The term of the services to be provided is from May 15, 2007 to September 15, 2007.  As compensation for services received the Company will be required to pay $6,500 per month.     The agreement was terminated effective November 9, 2007.  During December, 2007 the Company renewed the agreement for an additional four months for a fee of $6,500.  On June 13, 2008 the Company terminated the agreement, effective July 13, 2008.  For the period ended June 30, 2008, in total $39,339 in compensation has been paid.

(C) Lease Agreements

On November 27, 2007 the Company entered into a twelve month computer hosting agreement.  The Company is required to pay $8,812 per month for the services provided.  Effective March 1, 2008, the monthly payment increased to $9,902 due to additional hardware and software being added by the Company.

(D) Operating Lease Agreements

On April 4, 2008, the Company executed a two-year non-cancelable operating lease for its corporate office space. The lease expires on April 30, 2010.

Future minimum annual rental payments are as follows:

Year 1                                                                $   60,996
Year 2                                                                     50,830

Total minimum lease payments                     $ 111,826

NOTE 6   RELATED PARTY TRANSACTIONS

On December 1, 2007 the Company entered into a one year employment agreement.  As compensation for services received the Company is required to issue 100,000 shares of common stock, an option to purchase 1,000,000 shares and an annual compensation of $160,000 per year beginning January 2008.

On March 27, 2007, a stockholder converted $50,000 of a convertible note payable into 200,000 shares of common stock.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.

On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 and bearing interest at a rate of 6% per annum. All debt can be converted at the rate of $0.25 per share for each $1 of debt.  The cash offering price at that time was $0.25 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 200,000 shares of common stock.  The fair value of the common stock was $0.25 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At June 30, 2008, the Company had a remaining balance due of $35,348.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.30 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At June 30, 2008, the Company had a remaining balance due March 1, 2010 of $10,138.

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

Overview

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

In June 2007 we launched our first application on Facebook Platform (R) called Meet New People.

In August 2007 we launched our second application on Facebook Platform (R) called Are You Interested

In December 2007 we changed our name from eTwine Holdings, Inc. to Snap Interactive, Inc.and changed our symbol from ETWI to STVI to reflect the company’s shifting focus on producing dating applications for Social Networking websites.

Throughout 2008 we have continued to focus on our existing dating applications on Facebook Platform (R)  as well as new applications on Myspace & Hi5.  Collectively we have 6 applications across 3 Social Networking Platforms, and more than 15 Million total installs.

Our Applications

ARE YOU INTERESTED:  Are You Interested was launched on Facebook Platform (R)  in August 2007.  Since its launch, Are You Interested has consistently been one of the leading pure-dating application on Facebook as defined by Most Daily Active Users and Most Monthly Active Users, as well as Total Users.  Are You Interested allows users to view pictures of other members and indicate if they are “interested” by clicking “yes” on the picture.  We notify members when there is a mutual match.  In March 2008 we launched Are You Interested on Myspace, and in April 2008 we launched Are You Interested on Hi5.  Are You Interested now has in excess of 11 Million total installs and receives over 1 Million visits per day on average.

MEET NEW PEOPLE:     Meet New People was launched on Facebook Platform (R) in June 2007 and substantially revamped in December 2007.  Meet New People allows users to flirt with each other by messaging online and post when they are free to hang out.  Meet New People has in excess of 3 Million total installs and is one of the leading dating applications on Facebook.

FLIRT WITH ME:     Flirt With Me was launched on Myspace in March 2007 and Hi5 in April 2007.  Flirt With Me is a fun dating application that allows users to exchange flirts with each other and also integrates a "Flirt With Me" profile box onto a user's profiles to allow anyone who visits their profile the ability to send funny flirt messages.  As of June 30, 2008, Flirt With Me had in excess of 500,000 total installs.

In the coming months we will continue to enhance our current applications as well as consider building additional dating application on other large social networking sites as they launch or gain additional traction with their developer platforms.

How We Generate Revenue

Presently we generate virtually all of our revenue from advertisements placed on our applications on Facebook.  We run various different types of advertisements through a number of advertising networks.  Depending on the type of advertisement, we are generally paid when a user either views the advertisement, clicks the link in the advertisement, or signs up for the product that is being advertised.  Our revenue has increased by virtue of the growth we have experienced in our applications over the past year.  While advertising payouts can vary greatly, and are subject to numerous external factors, advertising revenue generally increases as the total number of visits and total number of page views on our applications increase.  We do not presently employ any direct advertising salesmen.  Negotiating direct advertising deals and targeting and optimizing our advertisements would likely increase the payouts we receive and this is something we hope to do in the future as resources permit.  We have not yet begun running advertisements on either of our applications on Myspace or Hi5 but may do so at a later date.

In the future we may derive some of our revenue from sources other than advertisements.  We will consider implementing premium fee-based content and/or converting our applications to a subscription-based pay model at some point in the next 12 months.  Our decision to convert to a pay model and/or charge for premium content is dependent upon a variety of factors. Some of these factors include how much activity there is on the applications, the nature of the payment processing tools available on the underlying Social Networking website, as well as the success and popularity of new features we add in the coming months.  Each application will be evaluated on a case-by-case basis in light of the above factors.  We will also explore other revenue sources that have proven successful in the industry including the introduction of a “virtual currency” and the sale of premium “virtual goods.”

Our Business Objectives for the Remainder of 2008

•	Continue to enhance our existing applications

•	Launch new applications on additional social networking platforms

•	Identify & explore new opportunities that emerge in our rapidly evolving industry

•	Expand our programming resources

Results of Operations for the Three and Six Months Ended June 30, 2008 Compared to the Three and Six Months Ended June 30, 2007

Revenues

Revenue increased from $279 for the three months ended June 30, 2007 to $533,257 for the three months ended June 30, 2008,an increase of $532,978.

Revenue increased from $286 for the six months ended June 30, 2007 to $1,053,159 for the six months ended June 30, 2008, an increase of $1,052,873.

These revenues are primarily generated from advertisements placed on our Are You Interested & Meet New People applications. The increase was due to the growth of our applications and the increased usage in the second quarter of 2008 which resulted in more traffic to our applications which produced more impressions and clicks on advertisements displayed on our applications.   As of June 30, 2007, Are You Interested had not yet been launched and Meet New People was only several weeks old.

Operating Expenses

Operating Expenses for the three months ended June 30, 2008 increased to $388,124 from $138,603 for the three months ended June 30, 2007, representing an increase of $249,521.

Operating Expenses for the six months ended June 30, 2008 increased to $717,349 from $277,634 for the six months ended June 30, 2007, representing an increase of $439,715.

The increase in Operating Expenses is primarily attributable to the overall expansion of our operations as compared to the previous year, at which time we were a development stage company.   Primary Operation expenses include Compensation Expense, General & Administrative Expenses, and Hosting costs.

Compensation Expense for the three months ended June 30, 2008 increased to $210,070 from $0 for the three months ended June 30, 2007, representing an increase of $210,070.  Compensation Expense increased for the six months ended June 30, 2008 increased to $368,430 from $0 for the six months ended June 30, 2007, representing an increase of $368,430.  The increase in Compensation Expense was due to the hiring of new employees and the implementation of a regular payroll for the first time in 2008.

General and Administrative Expenses for the three months ended June 30, 2008 increased to $107,258 from $56,048, representing an increase of $51,210.  General and Administrative Expenses for the six months ended June 30, 2008 increased to $193,635 from $154,800, representing an increase of $38,835.  The increase in General and Administrative Expense is due to the overall expansion of our operations as compared to last year, at which time we were a development stage company.

Hosting Expense for the three months ended June 30, 2008 increased to $44,891 from $0, representing an increase of $44,891.  Hosting Expense for the six months ended June 30, 2008 increased to $87,512 from $0, representing an increase of $87,512.  These increases are attributable to the need for substantial hosting infrastructure and server capacity to handle the high volume of traffic that our applications receive.  Our need for a customized hosting solution was minimal at this time last year.

Professional fees for the three months ended June 30, 2008 increased to $14,101 from $2,998 for the three months ended June 30, 2007, representing an increase of $11,103.  The increase in professional fees was due to the overall expansion of our operations as compared to the previous year, at which time we were a development stage company.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by its previous financing activities and revenues derived from advertisements placed on our Facebook applications.

As of June 30, 2008, the Company had $773,189 in cash.  Historically, the Company’s principal working capital needs have been met through continuing operations. As the Company grows and expands its operations, the need for working capital will increase. The Company expects to finance its internal growth with cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

The Company’s net income for the three months ended June 30, 2008 was $144,862.  During this period we received a total of $533,257 in revenue and had total operating expenses of $388,124.  Net cash provided by operating activities was $472,051 during the six months ended June 30, 2008 as compared to cash used in operating activities of $195,830 for six months ended June 30, 2007.  Cash provided by operating activities mainly consisted of net income of $335,371 and accounts receivable of $49,855. The Company has an operating profit at this time and intends to use its cash to continue to funds its operations going forward.

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

We also recognize revenue based on a share exchange agreement. The Company receives 50% of lifetime gross revenue for customer subscriptions first initiated through June 11, 2008.  After June 11, 2008, the Company receives $4 for each initial customer subscription on a one-time basis. Gross revenues are to be delivered to the Company within 30 days after each calendar month.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

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

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 1, 2008, the Company entered into a one year consulting agreement with an unrelated third party to provide professional services.  In exchange for the services provided the Company issued 12,500 shares of its common stock on June 1, 2008.

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

SNAP INTERACTIVE, INC.

Date: August 11, 2008	By:	/s/ CLIFFORD LERNER
CLIFFORD LERNER
President, Chief Executive Officer, Chief Financial Officer