Form 10-Q
period 2008-09-30
Snap Interactive, Inc
filed 2008-11-12
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of November 11, 2008:  10,662,395 shares of common stock.

SNAP INTERACTIVE, INC.

FORM 10-Q

September 30, 2008

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

SIGNATURE

Item 1. Financial Information

SNAP INTERACTIVE, INC AND SUBSIDIARY
(F/K/A eTwine Holdings, Inc.)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED).

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED).

PAGES	5 – 17	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Snap Interactive, Inc. and Subsidiary
(f/k/a eTwine Holdings, Inc. and Subsidiary)
Condensed Consolidated Balance Sheets

ASSETS

	9/30/2008
	(Unaudited)	12/31/2007
Current Assets
Cash	$1,045,487	$318,143
Accounts receivable, net	421,686	248,902
Prepaid Expense	2,683	24,904
Total Current Assets	1,469,856	591,949

Property and Equipment, net	27,044	16,640

Other Assets
Security Deposit	18,750	1,210
Total Other Assets	18,750	1,210

Total Assets	$1,515,650	$609,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$69,932	$26,131
Settlement Payable	21,563	45,589
Convertible Notes Payable - Related Party	35,348	35,348
Accrued interest	18,058	16,039
Total Current Liabilities	144,901	123,107

Long Term Liabilities
Settlement Payable	28,833	45,126
Convertible Notes Payable - Related Party	10,138	10,138

Total Liabilities	183,872	178,371

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
10,412,395 and 10,333,895 shares issued and outstanding, respectively	10,413	10,334
Additional paid-in capital	2,240,142	2,048,525
Accumulated deficit	(873,887)	(1,619,541)
Less: deferred compensation	(44,890)	(7,890)
Total Stockholders' Equity	1,331,778	431,428

Total Liabilities and Stockholders' Equity	$1,515,650	$609,799

See accompanying notes to condensed consolidated unaudited financial statements.

Snap Interactive, Inc. and Subsidiary
(f/k/a eTwine Holdings, Inc. and Subsidiary)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenue	$871,324	$35,383	$1,924,483	$35,669

Operating Expenses
Depreciation and Amortization	3,570	2,428	8,931	6,741
Research and Development	-	29,900	-	137,200
Compensation expense	213,118	15,000	581,548	15,000
Consulting Fees	13,209	-	28,396	-
Advertising expense	-	-	10,470	-
Professional Fees	17,500	4,568	54,255	15,789
Hosting expense	57,676	-	145,188	-
General and administrative	118,594	65,062	312,228	219,862
Total Operating Expenses	423,667	116,958	1,141,016	394,592

Income/(Loss) from Operations	447,657	(81,575)	783,467	(358,923)

Other Income (Expense)
Interest Expense	(1,481)	(672)	(4,700)	(2,717)
Interest Income	1,708	2,709	4,488	4,103
Total Other Expense, net	227	2,037	(212)	1,386

Income/(Loss) Before Provision For Income Taxes	447,884	(79,538)	783,255	(357,537)

Provision for Income Taxes	(37,601)	-	(37,601)	-

Net Income/(Loss)	$410,283	$(79,538)	$745,654	$(357,537)

Net Income/(Loss) Per Share - Basic	0.04	(0.01)	0.07	(0.04)

Net Income/(Loss) Per Share - Diluted	0.04	(0.01)	0.07	(0.04)

Weighted average number of shares outstanding
during the period - Basic	10,359,560	10,047,355	10,343,824	9,475,672

Weighted average number of shares outstanding
during the period - Diluted	11,437,686	10,047,355	11,421,950	9,475,672

See accompanying notes to condensed consolidated unaudited financial statements.

Snap Interactive, Inc. and Subsidiary
(f/k/a eTwine Holdings, Inc. and Subsidiary)
Condensed Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Preferred Stock		Common stock
	$.001 Par Value		$.001 Par Value		Additional			Total
					paid-in	Accumulated	Deferred	Stockholder's
		Amount	Shares	Amount	capital	Deficit	Compensation	Equity

Balance, for the year ended December 31, 2007 (Audited)	-	$-	10,333,895	$10,334	$2,048,525	$(1,619,541)	$(7,890)	$431,428

Deferred compensation realized	-	-	-	-	-	-	7,500	7,500

Share based compensation	-	-	25,000	26	144,055	-	(3,708)	140,373

Stock issued for services	-	-	50,000	50	44,450	-	(40,792)	3,708

Stock issued for services	-	-	3,500	3	3,112	-	-	3,115

Net Income, for the nine months ended September 30, 2008	-	-	-	-	-	745,654	-	745,654

Balance, September 30, 2008 (Unaudited)	-	$-	10,412,395	$10,413	$2,240,142	$(873,887)	$(44,890)	$1,331,778

See accompanying notes to condensed consolidated unaudited financial statements.

Snap Interactive, Inc. and Subsidiary
(f/k/a eTwine Holdings, Inc. and Subsidiary)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net Income/(Loss)	$745,654	$(357,537)
Adjustments to reconcile Net Income (loss) to Net Cash provided by (used in) operations
Depreciation/Amortization	8,931	6,742
Amortization of stock based compensation	(37,000)	15,800
Deferred Compensation	-	4,500
Stock based compensation	191,693	47,500
(Increase) Decrease in:
Accounts Receivable	(172,784)	(15,244)
Prepaid Expense	22,221	(8,828)
Security Deposit	(17,540)	(1,210)
Increase (Decrease) in:
Accounts payable and accrued expenses	3,485	22,165
Accrued salaries	-	-
Accrued interest payable	2,019	2,718
Net Cash Provided/(Used In) by Operating Activities	746,679	(283,394)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	(19,335)	(2,861)
Net Cash Used In Investing Activities	(19,335)	(2,861)

Cash Flows From Financing Activities:
Proceeds from issuance of stock, net of subscriptions receivable	-	424,000
Net Cash Provided By Financing Activities	-	424,000

Net Increase in Cash	727,344	137,745

Cash at Beginning of Period	318,143	215,792

Cash at End of Period	$1,045,487	$353,537

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$1,909	$-

Supplemental disclosure of non-cash investing and financing activities:

$50,000 of a convertible note payable was converted to 200,000 shares of Common Stock during March 2007.

See accompanying notes to condensed consolidated unaudited financial statements.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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
SEPTEMBER 30, 2008
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
SEPTEMBER 30, 2008
(Unaudited)

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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, warrants, and stock equivalents are anti-dilutive, they are excluded from the calculation of diluted income per share.  For the three and nine months ended September 30, 2007 the 175,185 shares issuable upon conversion of notes payable and 1,500,000 shares issuable upon the exercise of stock options were not included in the computation of loss per share because their inclusion is anti-dilutive.  For the three and nine months ended September 30, 2008, 1,330,000 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted income per share because their inclusion is anti-dilutive.

 (K) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts receivable, accounts payable, advances from stockholder and notes payable approximate fair value based on the short-term maturity of these instruments.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

(M) Concentration of Credit Risk

At September 30, 2008, 31.88% of sales earned were due from Customer A, 18.51% were due from Customer B, and 11.17% were due from Customer C.

At September 30, 2008 10% of Accounts Receivable are due from Customer C, 57.6% are due from Customer P and 17.6% are due from Customer S.

At September 30, 2007, 33.6% of sales were earned from Customer A, 28.3% of sales were earned from Customer B, and 11.8% of sales were earned from Customer C. At

September 30, 2007, 45.4% of accounts receivable were due from Customer D and 24.2% were due from Customer C.

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $858,538 in excess of FDIC insurance limits as of September 30, 2008.

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

The Company recognizes revenue as earned on a click-through, impression, and registration/subscription basis.  When a user clicks an advertisement (“CPC basis”), views an advertisement impression (“CPM basis”), or registers for an external website via an advertisement clicked on through the Company’s applications (“CPA basis”), or purchases “points” or completes an offer to subscribe to premium features on the Company’s applications, the contract amount is recognized as revenue.

The Company also recognizes revenue based on the terms of a content licensing agreement. The Company receives 50% of gross revenue of initial and renewing customer subscriptions where the initial subscriptions occurred through June 11, 2008. After June 11, 2008, the agreement was amended so that the Company receives a one-time payment of $4 per customer registration where such registration first occurs after June 12, 2008. Gross revenues are delivered to the Company within 30 days after each calendar month. Additionally, on August 20, 2008, the agreement was further amended to include a one time payment of $1,412 for all registrations during the period June 11, 2008 to August 20, 2008 for U.K registered uses not covered by the contract. This was a one time payment and will not be paid in the future.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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
SEPTEMBER 30, 2008
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

(A) Common Stock Issued for Services

On September 15, 2008 the Company issued 50,000 shares of common stock as compensation for legal services for a one year period having a fair value of $44,500.  As of September 30, 2008 $3,708 is recorded as professional fees and $40,792 is recorded as deferred compensation.

On September 2, 2008 the Company issued 3,500 shares of common stock for consulting services having a fair value of $3,115 based upon fair value on the date of grant (See Note 5 (B)).

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

On September 2, 2008 the Company issued 12,500 shares of common stock for consulting services having a fair value of $11,125 based upon fair value on the  date of grant.  As of September 30, 2008 $7,417 is recorded as compensation and $3,708 is recorded as deferred compensation (See Note 5 (B)).

On June 1, 2008 the Company issued 12,500 shares of common stock for consulting services having a fair value of $9,875 based upon fair value on the date of grant.  As of September 30, 2008 $9,875 is recorded as compensation . (See Note 5(B)).

On January 5, 2008 the Company granted 50,000 shares of common stock as compensation having a fair value of $47,500.  The shares vest equally on January 5, 2010 and January 5, 2011.  As of September 30, 2008 $14,844 is recorded as compensation expense.

On January 5, 2008 the Company granted 10,000 shares of common stock as compensation having a fair value of $9,500.  The shares vest on January 5, 2010.  As of September 30, 2008 $3,563 is recorded as compensation expense.

On January 1, 2008 the Company granted 50,000 shares of common stock for consulting services having a fair value of $37,500 based upon fair value on the date of grant. The shares vest on January 1, 2009 and as of September 30, 2008 $28,125 is recorded as compensation expense.

On October 15, 2007, the Company issued 14,286 shares of common stock as compensation having a fair value of $10,000 based upon fair value on the date of grant. The stock vests on October 13, 2008 and as of September 30, 2008, $390 is recorded as deferred compensation and $7,500 has been recognized for the nine months ended September 30, 2008.

(B)  Stock Options Issued for Services

On January 1, 2008, the Company issued 50,000 options having an exercise price of $2 per share. The options vest one year after grant.  For the nine months ended September 30, 2008 the Company recorded compensation expense of $19,770 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life	3 years
Expected volatility	148.90%
Risk free interest rate	2.89%
Expected dividends	0%

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

On January 5, 2008, the Company issued 20,000 options having an exercise price of $2 The options vest one year after grant.  For the nine months ended September 30, 2008 the Company recorded compensation expense of $4,320 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life	2-3 years
Expected volatility	150.99%
Risk free interest rate	2.76%
Expected dividends	0%

On January 5, 2008, the Company issued 250,000 options having an exercise price of $1, $2 and $3, per share (50,000 options at $1, 100,000 options at $2 and 100,000 options at $3). The options vest at various dates ranging from two years to three years.  For the nine months ended September 30, 2008 and the Company recorded compensation expense of $48,573 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life	2-3 years
Expected volatility	150.99%
Risk free interest rate	2.76%
Expected dividends	0%

On January 9, 2008, the Company issued 10,000 options having an exercise price of $1 per share. The options vest over a one year term.  For the six months ended September 30, 2008 the Company recorded compensation expense of $3,884 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life	1 years
Expected volatility	150.69%
Risk free interest rate	3.04%
Expected dividends	0%

The following tables summarize all stock option grants to employees and consultants as of September 30, 2008, and the related changes during these periods are presented below.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2007	2,800,000	0.81
Granted	330,000	2.12
Exercised	-
Forfeited	-
Balance at September 30, 2008	3,130,000
Options exercisable at September 30, 2008	2,800,000	$ 0.95
Weighted average fair value of options granted during 2008		$ 2.12

Of the total options granted, all 2,800,000 are fully vested, exercisable and non-forfeitable.

NOTE 3     CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 and bearing interest at a rate of 6% per annum. All debt can be converted at the rate of $0.25 per share for each $1 of debt.  The cash offering price at that time was $0.25 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 200,000 shares of common stock.  The fair value of the common stock was $0.25 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At September 30, 2008, the Company had a remaining balance due of $35,348.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.30 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At September 30, 2008, the Company had a remaining balance due March 1, 2010 of $10,138.

NOTE 4     SETTLEMENT PAYABLE

On January 5, 2008 the Company entered into a $72,000 settlement agreement with a vendor.  The settlement is payable in 36 monthly installments with imputed interest at a rate of 6%.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

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

(B) Consulting Agreements

On September 11, 2008, the Company entered into a one year consulting agreement with an unrelated third party to provide legal services.  In exchange for the services provided the Company was required to issue 50,000 shares of the Company’s common stock (See Note (2(A)).

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

On September 4, 2008, the Company entered into a one year consulting agreement with an unrelated third party to provide professional services.  In exchange for the services provided the Company will be required to issue 42,000 shares of the Company’s common stock on a monthly basis of 3,500 shares per month, and a monthly payment of $3,000 for September through November and $7,500 per month for December 2008 through August 2009.  In addition, upon satisfactory performance of services for the initial three month period the Company will issue 18,000 shares of stock or a cash payment of $13,500 on a one-time basis.  The additional payment will be issued no later then December 31, 2008 (See Note 2(A)).

On May 1, 2008, the Company entered into a one year consulting agreement with an unrelated third party to provide professional services. In exchange for the services provided the Company will be required to issue 50,000 shares of the Company’s common stock; with such stock to be distributed in amounts of 12,500 shares on a quarterly basis beginning with May 1, 2008 and continuing on September 1, 2008, December 1, 2008 and March 1, 2009 (See note 2(A)).

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

On May 15, 2007, the Company entered into a service agreement with an unrelated third party to provide public relations services. The term of the services to be provided is from May 15, 2007 to September 15, 2007. As compensation for services received the Company will be required to pay $6,500 per month. The agreement was terminated effective November 9, 2007. During December, 2007 the Company renewed the agreement for an additional four months for a fee of $6,500. On June 13, 2008 the Company terminated the agreement, effective July 13, 2008. For the period ended September 30, 2008, in total $39,339 in compensation has been paid.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

(C) Lease Agreements

On November 27, 2007 the Company entered into a twelve month computer hosting agreement.  The Company is required to pay $8,812 per month for the services provided.  Effective March 1, 2008, the monthly payment increased to $9,902 due to additional hardware and software being added by the Company.

(D) Operating Lease Agreements

On April 4, 2008, the Company executed a two-year non-cancelable operating lease for its corporate office space. The lease expires on April 30, 2010.

Future minimum annual rental payments are as follows:

Year 1	$60,996
Year 2	50,830

Total minimum lease payments	$111,826

(E) Investment  Agreement

On November 22, 2006, we entered into an Investment Agreement (the “Agreement”) with Dutchess Private Equities Fund, Ltd. (“Dutchess”) to provide us with an equity line of credit. Pursuant to this Agreement, Dutchess is contractually obligated to purchase up to $10,000,000 of the Company’s Stock over the course of 36 months (“Line Period”), after our registration statement was declared effective (“Effective Date”). The amount that the Company is entitled to request from each of the purchase “Puts”, is  equal to either 1) $100,000 or 2) 200% of the average daily volume (U.S market only) (“ADV”), multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date.  The ADV is computed using the ten (10) trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice is set at ninety-five percent (95%) of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date.  As of September 30, 2008, we have never accessed this line of credit.

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

SNAP INTERACTIVE, INC. AND SUBSIDIARY
F/K/A ETWINE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 and bearing interest at a rate of 6% per annum. All debt can be converted at the rate of $0.25 per share for each $1 of debt.  The cash offering price at that time was $0.25 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 200,000 shares of common stock.  The fair value of the common stock was $0.25 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At September 30, 2008, the Company had a remaining balance due of $35,348.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.30 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At September 30, 2008, the Company had a remaining balance due March 1, 2010 of $10,138.

NOTE 7     SUBSEQUENT EVENT

On October 10, 2008, the Company issued 250,000 shares of common stock to an executive as a bonus for services rendered having a fair value of $50,000 based upon the fair value on the date of grant.

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

In June 2007 we launched our first application on Facebook Platform (R) called Meet New People.

In August 2007 we launched our second application on Facebook Platform (R) called Are You Interested

In December 2007 we changed our name from eTwine Holdings, Inc. to Snap Interactive, Inc. and changed our symbol from ETWI to STVI to reflect the company’s shifting focus on producing dating applications for Social Networking websites.

Throughout 2008 we have continued to focus on our existing dating applications on Facebook Platform (R) as well as new applications on Myspace, Hi5, & Bebo.  Collectively we have 8 applications across 4 Social Networking Platforms, with more than 16 Million total installs.

Our Applications

ARE YOU INTERESTED:  Are You Interested was launched on Facebook Platform (R) in August 2007.  Since its launch, Are You Interested has consistently been one of the leading pure-dating applications on Facebook as defined by Most Daily Active Users and Most Monthly Active Users, as well as Total Users.  Are You Interested allows users to view pictures of other members and indicate if they are “interested” by clicking “yes” on the picture.  We notify members when there is a mutual match.  In March 2008 we launched Are You Interested on Myspace, in April 2008 we launched Are You Interested on Hi5, and we recently launched Are You Interested on Bebo.  Are You Interested now has approximately 12 Million total installs and receives over 1 Million visits per day on average.

MEET NEW PEOPLE:     Meet New People was launched on Facebook Platform (R) in June 2007 and substantially revamped in December 2007.  Meet New People allows users to flirt with each other by messaging online and post when they are free to hang out.  Meet New People has in excess of 3.5 Million total installs and is one of the leading dating applications on Facebook.

FLIRT WITH ME:     Flirt With Me was launched on Myspace in March 2008, on Hi5 in April 2008, and recently on Bebo .  Flirt With Me is a fun dating application that allows users to exchange flirts with each other and also integrates a "Flirt With Me" profile box onto a user's profiles to allow anyone who visits their profile the ability to send funny flirt messages.  As of September 30, 2008, Flirt With Me had approximately 750,000 total installs.

In the coming months we will continue to enhance our current applications as well as consider building additional dating application on other large social networking sites and mobile platforms as they launch or gain additional traction with their developer platforms.

How We Generate Revenue

Presently we generate the majority of our revenue from advertisements placed on our applications on Facebook.  We run various different types of advertisements through a number of advertising networks.  Depending on the type of advertisement, we are generally paid when a user either views the advertisement, clicks the link in the advertisement, or signs up for the product or service that is being advertised.  Our revenue has increased by virtue of the growth we have experienced in our applications over the past year.  While advertising payouts can vary greatly, and are subject to numerous external factors, advertising revenue generally increases as the total number of visits and total number of page views on our applications increase.  We do not presently employ any direct advertising salesmen.  Negotiating direct advertising deals and targeting and optimizing our advertisements would likely increase the payouts we receive and this is something we hope to do in the future as resources permit.  We have now begun running limited advertisements on several of our applications on Myspace, Hi5, & Bebo and may expand those monetization efforts at a later date.

In the future we may derive a larger percentage of our revenue from sources other than advertisements.  We have recently begun implementing premium fee-based content and will consider converting our applications to a subscription-based pay model at some point in the next 12 months.  Our decision to convert to a pay model and/or charge for premium content is dependent upon a variety of factors. Some of these factors include how much activity there is on the applications, the nature of the payment processing tools available on the underlying Social Networking websites, as well as the success and popularity of new features we add in the coming months.  Each application will be evaluated on a case-by-case basis in light of the above factors.  We have begun to explore other revenue sources that have proven successful in the industry including the introduction of a “virtual currency” and the sale of premium “virtual goods,” and will consider incorporating these revenue sources into more of our applications in the future.

Our Business Objectives for the Remainder of 2008

·       Continue to upgrade our existing applications

·       Consider building new applications on additional social networking platforms and explore mobile platforms

·       Identify & explore new opportunities that emerge in our rapidly evolving industry

·       Expand our programming resources

Results of Operations for the Three and Nine Months Ended September 30, 2008 Compared to the Three and Nine Months Ended September 30, 2007

Revenues

Revenue increased from $35,383 for the three months ended September 30, 2007 to $871,324 for the three months ended September 30, 2008, an increase of $835,941.

Revenue increased from $35,669 for the nine months ended September 30, 2007 to $1,924,483 for the nine months ended September 30, 2008, an increase of $1,888,814.

These revenues are primarily generated from advertisements placed on our Are You Interested & Meet New People applications as well as premium features on our Are You Interested application on Facebook. The increase in revenue was primarily due to the growth of our applications and the increased usage in the third quarter of 2008 compared to the same time period in 2007, which resulted in more traffic to our applications which produced more impressions and clicks on advertisements displayed on our applications as well as use of our premium features.

Operating Expenses

Operating Expenses for the three months ended September 30, 2008 increased to $423,667 from $116,958 for the three months ended September 30, 2007, representing an increase of $306,709.

Operating Expenses for the nine months ended September 30, 2008 increased to $1,141,016 from $394,592 for the nine months ended September 30, 2007, representing an increase of $746,424.

The increase in Operating Expenses is primarily attributable to the overall expansion of our operations as compared to the previous year, at which time we were a development stage company.   Primary Operating Expenses include Compensation Expense, General & Administrative Expenses, and Hosting costs.

Compensation Expense for the three months ended September 30, 2008 increased to $213,118 from $15,000 for the three months ended September 30, 2007, representing an increase of $198,118.  Compensation Expense for the nine months ended September 30, 2008 increased to $581,548 from $15,000 for the nine months ended September 30, 2007, representing an increase of $566,548.  The increase in Compensation Expense was due to the hiring of new employees and the implementation of a regular payroll for the first time in 2008.

General and Administrative Expenses for the three months ended September 30, 2008 increased to $118,594 from $65,062 for the three months ended September 30, 2007, representing an increase of $53,532.  General and Administrative Expenses for the nine months ended September 30, 2008 increased to $312,228 from $219,862 for the nine months ended September 30, 2007, representing an increase of $92,366.  The increase in General and Administrative Expense is due to the overall expansion of our operations as compared to last year, at which time we were a development stage company.

Hosting Expense for the three months ended September 30, 2008 increased to $57,676 from $0 for the three months ended September 30, 2007, representing an increase of $57,676.  Hosting Expense for the nine months ended September 30, 2008 increased to $145,188 from $0 for the nine months ended September 30, 2007, representing an increase of $145,188.  These increases are attributable to the need for substantial hosting infrastructure and server capacity to handle the high volume of traffic that our applications receive.  Our need for a customized hosting solution was minimal at this time last year and as such, our hosting costs were minimal during the same period last year.

Professional fees for the three months ended September 30, 2008 increased to $17,500 from $4,568 for the three months ended September 30, 2007, representing an increase of $12,932.  Professional fees for the nine months ended September 30, 2008 increased to $54,255 from $15,789 for the nine months ended September 30, 2007, representing an increase of $38,466.   The increase in professional fees was due to the overall expansion of our operations as compared to the previous year, at which time we were a development stage company.

Net Income

Net Income increased to $410,283 for the three months ended September 30, 2008 from a loss of $79,538 for the three months ended September 30, 2007, an increase of $489,821.

Net Income increased to $745,654 for the nine months ended September 30, 2008 from a loss of $357,537 for the nine months ended September 30, 2007, an increase of $1,103,491.

The increase in net income was primarily due to the increased revenue from the growth of our applications and the increased usage in the third quarter of 2008 compared to the same time period in 2007, which resulted in more traffic to our applications which produced more impressions and clicks on advertisements displayed on our applications and use of our premium features.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by its previous financing activities and revenues derived from advertisements placed on our Facebook applications.

As of September 30, 2008, the Company had $1,045,487 in cash.  Historically, the Company’s principal working capital needs have been met through continuing operations. As the Company grows and expands its operations, the need for working capital will increase. The Company expects to finance its internal growth with cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

The Company’s net income for the three months ended September 30, 2008 was $410,283.  During this period we received a total of $871,324 in revenue and had total operating expenses of $423,667.  Net cash provided by operating activities was $746,679 during the nine months ended September 30, 2008 as compared to cash used in operating activities of $283,394 for nine months ended September 30, 2007.  Cash provided by operating activities mainly consisted of net income of $746,679 and accounts receivable of $172,784. The Company has an operating profit at this time and intends to use its cash to continue to funds its operations going forward.

Transaction with Dutchess Private Equities Fund II, LLP

On November 22, 2006, we entered into an Investment Agreement (the “Agreement”) with Dutchess Private Equities Fund, Ltd. (“Dutchess”) to provide us with an equity line of credit. Pursuant to this Agreement, Dutchess is contractually obligated to purchase up to $10,000,000 of the Company’s Stock over the course of 36 months (“Line Period”), after our registration statement was declared effective (“Effective Date”). The amount that the Company is entitled to request from each of the purchase “Puts”, is  equal to either 1) $100,000 or 2) 200% of the average daily volume (U.S market only) (“ADV”), multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date.  The ADV is computed using the ten (10) trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice is set at ninety-five percent (95%) of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date.  As of September 30, 2008, we have never accessed this line of credit.

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

The Company recognizes revenue as earned on a click-through, impression, and registration/subscription basis.  When a user clicks an advertisement (“CPC basis”), views an advertisement impression (“CPM basis”), or registers for an external website via an advertisement clicked on through the Company’s applications (“CPA basis”), or purchases “points” or completes an offer to subscribe to premium features on the Company’s applications, the contract amount is recognized as revenue.

The Company also recognizes revenue based on the terms of a content licensing agreement. The Company receives 50% of gross revenue of initial and renewing customer subscriptions where the initial subscriptions occurred through June 11, 2008. After June 11, 2008, the agreement was amended so that the Company receives a one-time payment of $4 per customer registration where such registration first occurs after June 12, 2008. Gross revenues are delivered to the Company within 30 days after each calendar month. Additionally, on August 20, 2008, the agreement was further amended to include a one time payment of $1,412 for all registrations during the period June 11, 2008 to August 20, 2008 for U.K registered uses not covered by the contract. This was a one time payment and will not be paid in the future.

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

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Clifford Lerner, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Lerner concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 15, 2008 the Company issued 50,000 shares of common stock as compensation for legal services for a one year period having a fair value of $44,500. As of September 30, 2008 $3,708 is recorded as professional fees and $40,792 is recorded as deferred compensation. The issuance of these shares was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933.

On September 2, 2008 the Company issued 3,500 shares of common stock for consulting services having a fair value of $3,115 based upon fair value on the date of grant. The issuance of these shares was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933.

On September 2, 2008 the Company issued 12,500 shares of common stock for consulting services having a fair value of $11,125 based upon fair value on the date of grant. As of September 30, 2008 $7,417 is recorded as compensation and $3,708 is recorded as deferred compensation. The issuance of these shares was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933.

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

SNAP INTERACTIVE, INC.

Date: November 11, 2008	By:	/s/ CLIFFORD LERNER
CLIFFORD LERNER
President, Chief Executive Officer, Chief Financial Officer