Form 10-K
period 2008-12-31
Snap Interactive, Inc
filed 2009-03-25
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-52176

SNAP INTERACTIVE, INC.
(Exact name of issuer as specified in its charter)

Delaware	20-3191847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

366 North Broadway, Suite 41042, Jericho, NY	11753
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 942-2030

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

There is no public trading market for the Company currently.

As of March 23, 2009, the registrant had 10,793,395 shares issued and outstanding,.

Documents Incorporated by Reference:
None.

TABLE OF CONTENTS

PART I
ITEM 1.	DESCRIPTION OF BUSINESS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A(T).	CONTROLS AND PROCEDURES
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES

PART I

Item 1.           Description of Business.

General

We were incorporated under the laws of the State of Delaware on July 19, 2005. Clifford Lerner is our sole officer and director, as well as our controlling stockholder. We currently have ten other employees.  On December 30, 2005, we obtained all of the shares of eTwine, Inc., a New York Corporation incorporated in May 2004, pursuant to a Stock Purchase Agreement and Share Exchange between eTwine, Inc. and us in consideration for the issuance of 8,227,000 shares to the eTwine, Inc. shareholders. Clifford Lerner remained our sole officer and director after the agreement and pursuant to the agreement eTwine, Inc. became our wholly owned subsidiary. Now we own and operate dating applications on social networking websites as well as one online dating website. The purpose of this merger was to create a holding company in the event we decide to acquire other entities in this industry in the future. In addition, the purpose was for the public entity to be a Delaware corporation which has provisions of its laws that are more favorable to our shareholders than New York laws.

We launched a dating website, IamFreeTonight.com (http://www.IamFreeTonight.com), in November 2006. IamFreeTonight.com offers several unique features for singles including Group Dating & Dating by Schedule.  In December 2006, IamFreeTonight.com introduced the popular concept of the 'Wingman' into its dating offering. Bringing the real-world wingman concept online enabled the site to grow virally as members invited friends to register in order to utilize the ‘wingman’ feature.  In January 2007, IamFreeTonight.com launched its unique ‘Date Now!’ concept. The ‘Date Now!’ concept offered singles a new way to meet online by enabling them to find and schedule dates in a matter of seconds by giving users the ability to post when they're actually free to go out on a date as well as what they'd like to do on their date. .

In 2007 we began building dating applications on Facebook Platform.  As a result of our initial traffic growth with these applications we shifted our business model away from IamFreeTonight.com and towards building dating applications on social networking platforms.

In June 2007 we launched our first application on Facebook.com called Meet New People.  Meet New People, which was significantly upgraded in December 2007, allows users to flirt with each other by messaging online and post when they are free to hang out.  Meet New People has in excess of 3.8 Million installations.

In August 2007 we launched our second application on Facebook.com called Are You Interested.  Since shortly after its launch, Are You Interested has consistently been one of the leading pure-dating application on Facebook.com as defined by Most Daily Active Users.  Are You Interested allows users to view pictures of other members and indicate if they are “interested” by clicking “yes” on the picture.  We notify members when there is a mutual match.  Users are also able to send messages and exchange virtual gifts on the application.  Are You Interested has in excess of 12 Million installations on Facebook.

In December 2007 we changed our name from eTwine Holdings, Inc. to Snap Interactive, Inc. to reflect the company’s shifting focus toward producing dating applications for Social Networking websites.  At that time our stock ticker symbol also change from ETWI to STVI.

In March 2008 we launched two applications on Myspace Developer Platform: Are You Interested and a new brand called Flirt With Me.  Flirt With Me is a dating application that allows users to send funny flirts to each other as well as exchange virtual gifts and messages.

In April 2008 we launched two applications on Hi5 Developer Platform: Are You Interested and Flirt With Me.  We subsequently launched Are You Interested and Flirt With Me on Bebo Developer Platform.

Collectively we have eight applications across four social networking platforms: Facebook, Myspace, Hi5, & Bebo.  Our three application brands are Are You Interested, Meet New People, & Flirt With Me.

We presently maintain our principal offices at 366 North Broadway, Suite 41042, Jericho, NY 11753, however as of April 1, 2009 we will be moving to new offices at 363 Seventh Ave, 13th Floor, New York, NY 10001.  Our telephone number is (516) 942-2030.

Subsequent Event

On March 18, 2009 we launched our iPhone application which represents our first mobile dating application.  Are You Interested is now available for download on the iTunes as well as the iPhone Apps Store.

Revenue Streams:

Our primary revenue stream is currently derived from placing advertisements on various pages of our applications.  We primarily use advertising networks as well as occasionally entering into individual advertising deals and affiliate deals.  We also generate revenue from “premium features” that users can access at a cost on several of our applications.

In 2009 we will carefully contemplate inserting a subscription-based pay model into several of our applications in order to generate additional revenue.  The timing of implementing a subscription model is dependent upon a number of factors including, but not limited to, the payment processing capabilities in place on the various social networking platforms on which we maintain applications as well as the evaluation of our corporate objectives in weighing the relative benefits of prioritizing revenue versus growth.  We also intend to focus more closely on optimizing the advertisements on our applications, as well as consider sponsorship or branding deals as well as more deeply integrated affiliate and partnership deals.

Marketing

We anticipate spending a very limited amount on marketing in 2009. Our applications have gained their user base primarily through viral growth and we have purchased very few advertisements to promote them since their launch. We believe that our existing applications will continue to grow virally, and any new applications or products will develop their member base through viral growth, internal promotion through our existing applications, publicity and media promotion, or as a result of partnerships we may create. Should we consider increasing marketing expenditures, it would likely be due to an expectation of a positive return on new users when compared to the acquisition cost.

Competition

The company faces substantial competition from other social networking application providers as well as major online dating websites.  In the application field, we believe our primary competition comes from other leading developers such as Rock You, Slide, Playfish, & Zynga who all have multiple applications that remain consistently among the leaders on Facebook & Myspace.  In the Dating category of social networking applications, we are consistently one of the leaders in the category as measured by both Daily Active Users and Total Installs.  To our knowledge, Zoosk is the only other application provider that has traffic totals for a pure dating application that compare with us at this time.

Achieving critical mass with respect to market share is critical for online dating sites and online dating applications.  As a result of our large user base we believe we are well-positioned to continue as a leader in the online dating application market.  We believe this large user base will also allow us to compete favorably in the marketplace with future products that we offer.  Additionally, we hope to offset any advantages held by competitors with larger member bases by offering products and services which are unique to the industry, superior in quality to and more appealing than those of our competitors.. We also believe that the industry offers substantial room for growth as social networking application platforms continue to expand and as the internet continues to become more of an accepted tool for finding a mate.

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

Employees

We currently have eleven full-time employees as well as one additional full-time programmer that we employ on an independent contractor basis.

Item 1A.        Risk Factors

Not Applicable.

Item 2.           Description of Property.

Our business office is presently located at 366 North Broadway, Suite 41042, Jericho, NY 11753.  As of April 1, 2009 our business office will be located at 363 Seventh Avenue, 13th Floor, New York, NY 10001.

Item 3.           Legal Proceedings.

To the best of our knowledge, there are no known or pending litigation proceedings against us..

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “STVI” since December 14, 2007.  We changed our symbol in conjunction with our name change to “SNAP Interactive, Inc.” at that time.  Previously we traded under the symbol “ETWI” since October 6, 2006. There is a limited trading market for our Common Stock. The following table sets forth the range of high and low closing prices for each quarter within the last fiscal year that ended on December 31, 2008.

	High	Low

January 1, 2008 to March 31, 2008	$ 1.10	$0.51
April 1, 2008 to June 30, 2008	$ 0.80	$0.30
July 1, 2008 to December 31, 2008	$ 0.89	$0.15
October 1, 2008 to December 31, 2008	$ 0.75	$0.20

The source of these high and low prices is the Yahoo! Finance website. These quotations are without retail mark-up, markdown or commissions.

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

Holders

As of March 23, 2009 in accordance with our transfer agent records, we had 41 record holders of our Common Stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

On January 1, 2008, the Company issued 50,000 options having an exercise price of $2 per share. The options vest one year after grant.  For the year ended December 31, 2008 the Company recorded compensation expense of $26,360 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                             3 years
Expected volatility                                   148.90%
Risk free interest rate                              2.89%
Expected dividends                                 0%

On January 5, 2008, the Company issued 20,000 options having an exercise price of $2 The options vest one year after grant.  For the year ended December 31, 2008 the Company recorded compensation expense of $5,761 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                             2-3 years
Expected volatility                                   150.99%
Risk free interest rate                              2.76%
Expected dividends                                 0%

On January 5, 2008, the Company issued 20,000 options having an exercise price of $2 The options vest two years after grant.  For the year ended December 31, 2008 the Company recorded compensation expense of $3,841 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                             2-3 years
Expected volatility                                   150.99%
Risk free interest rate                              2.76%
Expected dividends                                 0%

On January 5, 2008, the Company issued 250,000 options having an exercise price of $1, $2 and $3, per share (50,000 options at $1, 100,000 options at $2 and 100,000 options at $3). The options vest at various dates ranging from two years to three years.  For the year ended December 31, 2008 and the Company recorded compensation expense of $64,760 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                             2-3 years
Expected volatility                                   150.99%
Risk free interest rate                              2.76%
Expected dividends                                 0%

On January 9, 2008, the Company issued 10,000 options having an exercise price of $1 per share. The options vest over a one year term.  For the year ended December 31, 2008 the Company recorded compensation expense of $5,180 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                             1 years
Expected volatility                                   150.69%
Risk free interest rate                              3.04%
Expected dividends                                 0%

On December 30, 2008, the Company issued 10,000 options having an exercise price of $1 per share. The options vest over on January 1, 2011 and require an additional one year holding period. For the year ended December 31, 2008 no compensation expense has been recorded. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                             3 years
Expected volatility                                   250.26%
Risk free interest rate                              0.34%
Expected dividends                                 0%

On December 30, 2008, the Company issued 10,000 options having an exercise price of $1 per share. The options vest over on January 1, 2011 and require an additional one year holding period. For the year ended December 31, 2008 no compensation expense has been recorded. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                              3 years
Expected volatility                                   250.26%
Risk free interest rate                              0.34%
Expected dividends                                 0%

On October 13, 2008, the Company issued 5,000 options having an exercise price of $1 per share. The options vest over a one year term and require an additional one year holding period. For the year ended December 31, 2008 the Company recorded compensation expense of $276 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                             1 years
Expected volatility                                   240.24%
Risk free interest rate                              1.22%
Expected dividends                                 0%

On September 29, 2008 the Company issued 5,000 options having an exercise price of $1 per share. The options vest over a one year term and require an additional one year holding period. For the year ended December 31, 2008 the Company recorded compensation expense of $397 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                             1 years
Expected volatility                                   214.05%
Risk free interest rate                              1.60%
Expected dividends                                 0%

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

The following tables summarize all stock option grants to employees and consultants as of December 31, 2008 and 2007, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2006	1,500,000	$0.40
Granted	1,300,000	1.29
Exercised	-
Forfeited	-
Balance at December 31, 2007	2,800,000	0.81
Granted	380,000	2.03
Exercised	-
Forfeited	-
Balance at December 31, 2008	3,180,000
Options exercisable at December 31, 2008	2,860,000	$0.89
Weighted average fair value of options granted during 2008		$2.03

Of the total options granted, all 2,860,000 are fully vested, exercisable and non- forfeitable.

The following tables summarize information about stock options and warrants for the Company at December 31, 2008 and 2007:

2008 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$ 0.40	1,500,000	3.95	$ 0.40	1,500,000	$ 0.40
$ 0.50 - 3.00	1,680,000	3.68	$ 1.46	1,360,000	$ 1.31

2007 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$ 0.40	1,500,000	4.96	$ 0.40	1,500,000	$ 0.40
$ 0.50 - 3.00	1,300,000	4.17	$ 1.29	1,300,000	$ 1.29

2008 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$ 1.20	250,000	1.53	$ 1.20	250,000	$ 1.20

2007 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$ 1.20	250,000	2.53	$ 1.20	250,000	$ 1.20

Item 6.           SELECTED FINANCIAL DATA.

Not applicable.

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We were incorporated under the laws of the State of Delaware on July 19, 2005. Clifford Lerner is our sole officer and director, as well as our controlling stockholder. We currently have ten other employees.  On December 30, 2005, we obtained all of the shares of eTwine, Inc., a New York Corporation incorporated in May 2004, pursuant to a Stock Purchase Agreement and Share Exchange between eTwine, Inc. and us in consideration for the issuance of 8,227,000 shares to the eTwine, Inc. shareholders. Clifford Lerner remained our sole officer and director after the agreement and pursuant to the agreement eTwine, Inc. became our wholly owned subsidiary. Now we own and operate dating applications on social networking websites as well as an online dating website. The purpose of this merger was to create a holding company in the event we decide to acquire other entities in this industry in the future. In addition, the purpose was for the public entity to be a Delaware corporation which has provisions of its laws that are more favorable to our shareholders than New York laws.

We launched a dating website, IamFreeTonight.com (http://www.IamFreeTonight.com), in November 2006. IamFreeTonight.com offers several unique features for singles including Group Dating & Dating by Schedule.  In December 2006, IamFreeTonight.com introduced the popular concept of the 'Wingman' into its dating offering. Bringing the real-world wingman concept online enabled the site to grow virally as members invited friends to register in order to utilize the ‘wingman’ feature.  In January 2007, IamFreeTonight.com launched its unique ‘Date Now!’ concept. The ‘Date Now!’ concept offered singles a new way to meet online by enabling them to find and schedule dates in a matter of seconds by giving users the ability to post when they're actually free to go out on a date as well as what they'd like to do on their date. .

In 2007 we began building dating applications on Facebook Platform.  As a result of our initial traffic growth with these applications we shifted our business model away from IamFreeTonight.com and towards building dating applications on social networking platforms.

In June 2007 we launched our first application on Facebook.com called Meet New People.  Meet New People, which was significantly upgraded in December 2007, allows users to flirt with each other by messaging online and post when they are free to hang out.  Meet New People has in excess of 3.8 Million installations.

In August 2007 we launched our second application on Facebook.com called Are You Interested.  Since shortly after its launch, Are You Interested has consistently been one of the leading pure-dating application on Facebook.com as defined by Most Daily Active Users.  Are You Interested allows users to view pictures of other members and indicate if they are “interested” by clicking “yes” on the picture.  We notify members when there is a mutual match.  Users are also able to send messages and exchange virtual gifts on the application.  Are You Interested has in excess of 12 Million installations on Facebook.

In December 2007 we changed our name from eTwine Holdings, Inc. to Snap Interactive, Inc. to reflect the company’s shifting focus toward producing dating applications for Social Networking websites.  At that time our stock ticker symbol also change from ETWI to STVI.

In March 2008 we launched two applications on Myspace Developer Platform: Are You Interested and a new brand called Flirt With Me.  Flirt With Me is a dating application that allows users to send funny flirts to each other as well as exchange virtual gifts and messages.

In April 2008 we launched two applications on Hi5 Developer Platform: Are You Interested and Flirt With Me.  We subsequently launched Are You Interested and Flirt With Me on Bebo Developer Platform.

Collectively we have eight applications across four social networking platforms: Facebook, Myspace, Hi5, & Bebo.  Our three application brands are Are You Interested, Meet New People, & Flirt With Me.  As of December 31, 2008 we have approximately 17.5 Million installations of our applications in total.

Our Applications

ARE YOU INTERESTED:  Are You Interested was launched on Facebook Platform (R) in August 2007.  Since its launch, Are You Interested has consistently been one of the leading pure-dating applications on Facebook as defined by Most Daily Active Users and Most Monthly Active Users, as well as Total Users.  Are You Interested allows users to view pictures of other members and indicate if they are “interested” by clicking “yes” on the picture.  We notify members when there is a mutual match.  In March 2008 we launched Are You Interested on Myspace, in April 2008 we launched Are You Interested on Hi5, and we recently launched Are You Interested on Bebo.  Are You Interested now has in excess of 12 Million total installs on Facebook and receives over 1 Million visits per day on average.

MEET NEW PEOPLE:     Meet New People was launched on Facebook Platform (R) in June 2007 and substantially revamped in December 2007.  Meet New People allows users to flirt with each other by messaging online and post when they are free to hang out.  Meet New People has in excess of 3.8 Million total installs and is also one of the leading dating applications on Facebook.

FLIRT WITH ME:     Flirt With Me was launched on Myspace in March 2008, on Hi5 in April 2008, and recently on Bebo.  Flirt With Me is a fun dating application that allows users to exchange flirts with each other and also integrates a "Flirt With Me" profile box onto a user's profiles to allow anyone who visits their profile the ability to send funny flirt messages.  As of December 31, 2008, Flirt With Me had approximately 900,000 total installs.

In the coming months we will continue to enhance our current applications as well as consider building additional dating application on other large social networking sites and mobile platforms as they launch or gain additional traction with their developer platforms.

How We Generate Revenue

Presently we generate the majority of our revenue from advertisements placed on our various applications.  We run various different types of advertisements through a number of advertising networks.  Depending on the type of advertisement, we are generally paid when a user either views the advertisement, clicks the link in the advertisement, or signs up for the product or service that is being advertised.  Our revenue has increased by virtue of the growth we have experienced in our applications over the past year.  Advertising payouts can vary greatly and are subject to numerous external factors.  We do not presently employ any direct advertising salesmen.  Negotiating direct advertising deals and targeting and optimizing our advertisements would likely increase the payouts we receive and this is something we hope to do in the future as resources permit.

In the future we may derive a larger percentage of our revenue from sources other than advertisements.  In 2008 we began implementing premium fee-based content on our applications and may expand those offerings as time goes on.   We will also consider converting several of our applications to a subscription-based pay model at some point in the next 12 months.  Our decision to convert to a pay model and/or charge for premium content is dependent upon a variety of factors. Some of these factors include how much activity there is on the applications, the nature of the payment processing tools available on the underlying Social Networking websites, as well as our evaluation of the prioritization of revenue versus growth at the time .  Each application will be evaluated on a case-by-case basis in light of the above factors.  We have also begun exploring other revenue sources that have proven successful in the industry including the introduction of a “virtual currency” on several of our applications and the sale of premium “virtual goods,” and will consider incorporating these revenue sources into more of our applications in the future.

Our Business Objectives

·        Continue to upgrade our existing applications

.        Promotion and expansion of our iPhone application

·        Consider building new applications on social networking platforms and further exploration of mobile platforms

·        Identify & explore new opportunities that emerge in our rapidly evolving industry

.        Increase our analysis of subscription models and advertising revenue optimization opportunities

·        Expand our programming resources

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenues

Revenue increased from $424,564 for the year ended December 31, 2007 to $3,011,627 for the year ended December 31, 2008, an increase of $2,587,063.

These revenues are primarily generated from advertisements and premium features placed on our various applications.  The increase in revenue was primarily due to the growth of our applications and the increased usage in 2008 compared to the same time period in 2007.  This increased activity  resulted in more traffic to our applications which produced more impressions and clicks on advertisements displayed on our applications as well as use of our premium features.

Cost of Revenue

Cost of Revenue increased from $66,795 for the year ended December 31, 2007 to $770,765 for the year ended December 31, 2008, an increase of $703,970.  The increase in Cost of Revenue is primarily attributable to the overall expansion of our operations as compared to the previous year, at which time we were a development stage company.  As our applications grew in size and traffic increased, our hosting costs increased substantially as did other costs associated with the programming, hosting, and maintenance of our applications.

Operating Expenses

Operating Expenses for the year ended December 31, 2008 increased to $1,306,983 from $1,274,082 for the year ended December 31, 2007, representing an increase of $32,901.

The increase in Operating Expenses is primarily attributable to the overall expansion of our operations as compared to the previous year, at which time we were a development stage company.   Primary Operating Expenses include Compensation Expense, and General & Administrative Expenses

Compensation Expense for the year ended December 31, 2008 increased to $772,853 from $465,705 for the year ended December 31, 2007, representing an increase of $307,148.  The increase in Compensation Expense was due to the hiring of new employees and the implementation of a regular payroll for the first time in 2008.

General and Administrative Expenses for the year ended December 31, 2008 increased to $390,289 from $265,266 for the year ended December 31, 2007, representing an increase of $125,023.  The increase in General and Administrative Expense is due to the overall expansion of our operations as compared to last year, at which time we were a development stage company.

Professional fees for the year ended December 31, 2008 increased to $89,559 from $0 for the year ended December 31, 2007, representing an increase of $89,559.   The increase in professional fees was due to the overall expansion of our operations as compared to the previous year, at which time we were a development stage company.

Net Income

Net Income increased to $796,960 for the year ended December 31, 2008 from a loss of $914,997 for the year ended December 31, 2007, an increase of $1,711,957.

The increase in net income was primarily due to the increased revenue from the growth of our applications and the increased usage in 2008 compared to the same time period in 2007.  This increased activity resulted in more traffic to our applications which produced more impressions and clicks on advertisements displayed on our applications and use of our premium features.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by its previous financing activities and revenues derived from advertisements placed on our various applications as well as premium features placed on our applications.

As of December 31, 2008, the Company had $1,529,354 in cash.  Historically, the Company’s principal working capital needs have been met through continuing operations. As the Company grows and expands its operations, the need for working capital will increase. The Company expects to finance its internal growth with cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

The Company’s net income for the year ended December 31, 2008 was $796,960.  During the year we received a total of $3,011,627 in revenue and had total operating expenses of $1,306,983.  Net cash provided by operating activities was $1,238,500 during year ended December 31, 2008 as compared to cash used in operating activities of $357,392 for the year ended December 31, 2007.  Cash provided by operating activities mainly consisted of net income of $796,960 and an increase in accrued expenses of $277,399. The Company has an operating profit at this time and intends to use its cash to continue to funds its operations going forward.

Transaction with Dutchess Private Equities Fund II, LLP

On November 22, 2006, we entered into an Investment Agreement (the “Agreement”) with Dutchess Private Equities Fund, Ltd. (“Dutchess”) to provide us with an equity line of credit. Pursuant to this Agreement, Dutchess is contractually obligated to purchase up to $10,000,000 of the Company’s Stock over the course of 36 months (“Line Period”), after our registration statement was declared effective (“Effective Date”). The amount that the Company is entitled to request from each of the purchase “Puts”, is  equal to either 1) $100,000 or 2) 200% of the average daily volume (U.S market only) (“ADV”), multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date.  The ADV is computed using the ten (10) trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice is set at ninety-five percent (95%) of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date.  As of December 31, 2008, we have never accessed this line of credit and do not anticipate accessing this line of credit in 2009.

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

We value property and equipment at cost and depreciate these assets using the straight-line method over their expected useful life. We use a three year life for software and five year life for computer equipment.

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

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

 Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SNAP INTERACTIVE, INC AND SUBSIDIARY

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007.

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

PAGES	F-6 – F-29	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Snap Interactive, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Snap Interactive, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Snap Interactive, Inc. and Subsidiary as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 11, 2009

Snap Interactive, Inc. and Subsidiary
Consolidated Balance Sheets

ASSETS

	December 31, 2008	December 31, 2007
Current Assets
Cash	$1,529,354	$318,143
Accounts receivable, net	386,507	248,902
Prepaid Expense	398	24,904
Total Current Assets	1,916,259	591,949

Property and Equipment, net	31,297	16,640

Other Assets
Security Deposit	18,750	1,210
Total Other Assets	18,750	1,210

Total Assets	$1,966,306	$609,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$130,428	$26,131
Accrued salaries and bonus	202,303	-
Settlement Payable	21,888	45,589
Convertible Notes Payable - Related Party	35,348	35,348
Accrued interest	18,731	16,039
Total Current Liabilities	408,698	123,107

Long Term Liabilities
Settlement Payable	23,238	45,126
Convertible Notes Payable - Related Party	10,138	10,138

Total Liabilities	442,074	178,371

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
10,700,395 and 10,333,895 shares issued and outstanding, respectively	10,700	10,334
Additional paid-in capital	2,368,397	2,048,525
Accumulated deficit	(822,581)	(1,619,541)
Less: deferred compensation	(32,284)	(7,890)
Total Stockholders' Equity	1,524,232	431,428

Total Liabilities and Stockholders' Equity	$1,966,306	$609,799

See accompanying notes to consolidated financial statements

Snap Interactive, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Year Ended
	December 31, 2008	December 31, 2007

Revenue	$3,011,627	$424,564

Cost of Revenue	770,765	66,795

Gross Profit	2,240,862	357,769

Operating Expenses
Depreciation and Amortization	12,631	9,054
Research and Development	-	412,098
Compensation expense	772,853	465,705
Consulting Fees	29,334	52,000
Advertising expense	12,317	69,959
Professional Fees	89,559	-
General and administrative	390,289	265,266
Total Operating Expenses	1,306,983	1,274,082

Income/(Loss) from Operations	933,879	(916,313)

Other Income (Expense)
Interest Expense	(6,103)	(3,390)
Interest Income	9,284	6,081
Total Other Income (Expense), net	3,181	2,691

Income/(Loss) Before Provision For Income Taxes	937,060	(913,622)

Provision for Income Taxes	(140,100)	(1,375)

Net Income/(Loss)	$796,960	$(914,997)

Net Income/(Loss) Per Share - Basic	0.08	(0.09)

Net Income/(Loss) Per Share - Diluted	0.07	(0.09)

Weighted average number of shares outstanding
during the period - Basic	10,420,680	9,660,466

Weighted average number of shares outstanding
during the period - Diluted	11,295,865	9,660,466

See accompanying notes to consolidated financial statements

Snap Interactive, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
For the years ended December 31, 2007 and 2008

	Preferred Stock		Common stock
	$.001 Par Value		$.001 Par Value		Additional			Total
					paid-in	Accumulated	Deferred	Stockholder's
	Share	Amount	Shares	Amount	capital	Deficit	Compensation	Equity

Balance, December 31, 2006	-	$-	9,008,780	$9,009	$829,075	$(704,544)	$(5,250)	$128,290

Shares issued for services	-	-	304,286	304	215,996	-	(2,640)	213,660

Stock options granted for services	-	-	-	-	490,475	-	-	490,475

Stockholder note payable converted to common stock	-	-	200,000	200	49,800	-	-	50,000

Shares issued for cash			820,829	821	463,179	-	-	464,000

Net Loss, December 31, 2007		-	-	-	-	(914,997)	-	(914,997)

Balance, December 31, 2007	-	-	10,333,895	10,334	2,048,525	(1,619,541)	(7,890)	431,428

Deferred compensation realized	-	-	-	-	-	-	7,890	7,890

Stock options granted for services	-	-	-	-	106,573	-	-	106,573

Share based compensation	-	-	-	-	70,634	-	-	70,634

Shares issued for services	-	-	116,500	116	92,915	-	(32,284)	60,747

Shares issued for compensation to officer	-	-	250,000	250	49,750	-	-	50,000

Net Income, December 31, 2008	-	-	-	-	-	796,960	-	796,960

Balance, December 31, 2008	-	$-	10,700,395	$10,700	$2,368,397	$(822,581)	$(32,284)	$1,524,232

See accompanying notes to consolidated financial statements

Snap Interactive, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2008
	2008	2007
Cash Flows From Operating Activities:
Net Income/(Loss)	$796,960	$(914,997)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	12,632	9,054
Amortization of stock based compensation	(24,394)	-
Deferred Compensation	-	-
Stock based compensation	320,238	704,135
(Increase) Decrease in:
Accounts Receivable	(137,605)	(248,850)
Prepaid Expense	24,506	(24,904)
Security Deposit	(17,540)	(1,210)
Increase (Decrease) in:
Accounts payable and accrued liabilities	80,596	25,275
Accrued salaries and bonus	202,303	-
Settlement payable	(21,888)	90,715
Accrued interest payable	2,692	3,390
Net Cash Provided/(Used In) by Operating Activities	1,238,500	(357,392)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	(27,289)	(4,257)
Net Cash Used In Investing Activities	(27,289)	(4,257)

Cash Flows From Financing Activities:
Proceeds from issuance of stock, net of subscriptions receivable	-	464,000
Net Cash Provided By Financing Activities	-	464,000

Net Increase in Cash	1,211,211	102,351

Cash at Beginning of Period	318,143	215,792

Cash at End of Period	$1,529,354	$318,143

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,411	$-
Cash paid for taxes	$64,359	$1,375

Supplemental disclosure of non-cash investing and financing activities:

$50,000 of a convertible note payable was converted to 200,000 shares of Common Stock during March 2007.

See accompanying notes to consolidated financial statements

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

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

(B) Principles of Consolidation

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

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

The net deferred tax liability in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

	Years Ended December 31,
	2008	2007

Deferred tax liability:
Property and Equipment	$5,500	$-
Deferred tax asset
Stock Options for Services	(337,937)	(548,584)
Valuation allowance	337,937	548,584
Net deferred tax asset	-	-
Net deferred tax liability	$5,500	$-

The deferred tax liability results primarily form the use of accelerated methods of depreciation of equipment for tax purposes.

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to the use of the prior year's net operating loss carryovers and the uncertainty of the exercising of the outstanding stock options. The net change in the valuation allowance for the year ended December 31, 2008 was a decrease of $210,647.

The components of income tax expense related to continuing operations are as follows:

	2008	2007
Federal
Current	$102,300	$-
Deferred	4,200	-
	106,500	-
State and Local
Current	32,300	-
Deferred	1,300	-
	33,600	-
	$140,100	$-

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

The Company's income tax expense differed from the statutory rates (federal 34% and state 10.9%) as follows:

	Year Ended December 31,	Year Ended December 31,
	2008	2007

Statutory rate applied to earnings before income taxes:	$342,061	$-
Increase (decrease) in income taxes resulting from:
State income taxes	33,600	-
Change in deferred tax asset valuation allowance	46,991	-
Utilization of net operating loss carryforward	(257,638)	-
Other	(24,914)	-
Income Tax Expense	$140,100	$-

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

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

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Income (Loss) Per Share

Basic income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, warrants, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share.  For the year ended December 31, 2007 the 175,185 shares issuable upon conversion of notes payable and 3,050,000 shares issuable upon the exercise of stock options and warrants were not included in the computation of loss per share because their inclusion is anti-dilutive.  For the year ended December 31, 2008, 2,730,000 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted income per share because their inclusion is anti-dilutive.

The following table sets forth the computation of basic earnings per share:

	For the	For the
	year ended	year ended
	December 31, 2008	December 31, 2007
Net income (loss) for the year	$796,960	$(914,997)

Weighted average number of shares outstanding	10,420,680	9,660,466

Basic earnings (loss) per share	$0.08	$(0.09)

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

The following table sets for the computation of diluted earnings per share:

	For the	For the
	year ended	year ended
	December 31, 2008	December 31, 2007
Net income (loss) for the year	$796,960	$(914,997)
Add: Adjustment for interest on 6% convertible notes	2,729	0

Adjusted net income (loss)	$799,689	$(914,997)

Weighted average number of shares outstanding	10,420,680	9,660,466
Add: Weighted Average shares assumed to be issued upon conversion of 6% convertible notes	175,185	0
Warrants and options	700,000	0
Weighted average number of common and common equivalent shares	11,295,865	9,660,466

Diluted earnings(loss) per share	$0.07	$(0.09)

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

(M) Concentration of Credit Risk

At December 31, 2008, 21.01% of sales earned were due from Customer A, 14.51% were due from Customer B, 11.77% were due from Customer C, and 10.43% were due from Customer D.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

At December 31, 2008 50.31% of Accounts Receivable are due from Customer C, 16.12% are due from Customer A and 23.75% are due from Customer B.

At December 31, 2007, 21.1% of sales were earned from Customer A, 17.9% of sales were earned from Customer B, 16.5% of sales were earned from Customer C, 13.5% of sales were earned from Customer D, and 10.5% from Customer E.

At December 31, 2007, 21.5% of accounts receivable were due from Customer A, 19.8% were due from Customer D, 18.3% were due from Customer B, 15.4% were due from Customer F,  and 14.8% were due from Customer C.

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $852,078 in excess of FDIC insurance limits as of December 31, 2008.

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

The Company received 50% of gross revenue of initial and renewing customer subscriptions where the initial subscriptions occurred through June 11, 2008. After June 11, 2008, the agreement was amended so that the Company receives a one-time payment of $4 per customer registration where such registration first occurs after June 12, 2008. Gross revenues are delivered to the Company within 30 days after each calendar month. Additionally, on August 20, 2008, the agreement was amended to include a one-time payment of $1,412 for all registrations during the period June 11, 2008 to August 20, 2008 for U.K registered uses not covered by the contract. This was a one time payment and will not be paid in the future.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

(O) Cost of Revenue

Cost of revenues includes the expenses associated with the operation of our data centers, including labor, consulting, hosting, server and web design and programming expenses.

(P) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(Q) Advertising

Advertising costs are expensed as incurred.  Advertising expense was $12,316 and $69,959 for the years ended December 31, 2008 and 2007, respectively.

(R) Recent Accounting Pronouncements

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

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of PCAOB Std. No. 6, evaluating consistency of financial statements. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

NOTE 2      PROPERTY AND EQUIPMENT

At December 31, 2008 and 2007 property and equipment is as follows:

	2008	2007

Computer and Equipment	$31,142	$4,257
Software	1,353	949
Website costs	40,500	40,500
Less accumulated depreciation and amortization	(41,698)	(29,066)

	$31,297	$16,640

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was $12,632 and $9,054, respectively.

Estimated future amortization of intangible assets is as follows:

Year	Amount

2009	12,036
2010	6,289
2011	5,474
2012	4,952
2013	2,546
$ 31,297

NOTE 3      STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

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

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

(B) Common Stock Issued for Services

On December 30, 2008 the Company authorized the issuance of 10,000 shares of common stock as compensation having a fair value of $7,000.  The shares vest equally on January 1, 2010 and January 1, 2011.  As of December 31, 2008 no compensation expense was recorded.

On December 30, 2008 the Company authorized the issuance of 5,000 shares of common stock as compensation having a fair value of $3,500.  The shares vest on January 1, 2010 and require one year holding period.  As of December 31, 2008 no compensation expense was recorded.

On December 15, 2008 the Company issued 12,500 shares of common stock for consulting services having a fair value of $8,451 based upon fair value on the date of grant.  As of December 31, 2008 $5,833 is recorded as compensation and $2,617 is recorded as deferred compensation. (See Note 6 (B)).

On December 8, 2008 the Company authorized the issuance of 15,000 shares of common stock as compensation having a fair value of $9,750 on the date of grant.  As of December 31, 2008 $225 is recorded as compensation.

On October 10, 2008, the Company issued 250,000 shares of common stock to an executive for professional services rendered having a fair value of $50,000 based upon fair value on the date of grant (See Note 6(A)).

On October 4, 2008  the Company issued 3,500 shares of common stock for consulting services having a fair value of $700 based upon fair value on the date of grant (See Note 6 (B)).

On November 4, 2008  the Company issued 3,500 shares of common stock for consulting services having a fair value of $1,575 based upon fair value on the date of grant (See Note 6 (B)).

On December 2, 2008  the Company issued 18,500 shares of common stock for consulting services having a fair value of $13,690 based upon fair value on the date of grant (See Note 6(B)).

On September 15, 2008 the Company issued 50,000 shares of common stock as compensation for legal services for a one year period having a fair value of $44,500.  As of December 31, 2008 $14,833 is recorded as professional fees and $29,667 is recorded as deferred compensation (see Note 6(B)).

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

On September 2, 2008 the Company issued 3,500 shares of common stock for consulting services having a fair value of $3,115 based upon fair value on the date of grant (See Note 6 (B)).

On September 2, 2008 the Company issued 12,500 shares of common stock for consulting services having a fair value of $11,125 based upon fair value on the date of grant.  As of December 31, 2008 $11,125 is recorded as compensation (See Note 6(B)).

On June 1, 2008 the Company issued 12,500 shares of common stock for consulting services having a fair value of $9,875 based upon fair value on the date of grant.  As of December 31, 2008 $9,875 is recorded as compensation. (See Note 6(B)).

On April 22, 2008 the Company granted 21,429 shares of common stock as compensation having a fair value of $15,000.  The shares vest on April 22, 2009 and require one year holding period.  As of December 31, 2008 $5,199 is recorded as compensation expense.

On January 5, 2008 the Company granted 50,000 shares of common stock as compensation having a fair value of $47,500.  The shares vest equally on January 5, 2010 and January 5, 2011.  As of December 31, 2008 $19,792 is recorded as compensation expense.

On January 5, 2008 the Company granted 10,000 shares of common stock as compensation having a fair value of $9,500.  The shares vest on January 5, 2010.  As of December 31, 2008 $4,750 is recorded as compensation expense.

On January 5, 2008 the Company granted 10,000 shares of common stock as compensation having a fair value of $9,500.  The shares vest on January 5, 2011.  As of December 31, 2008 $3,167 is recorded as compensation expense.

On January 1, 2008 the Company granted 50,000 shares of common stock for consulting services having a fair value of $37,500 based upon fair value on the date of grant.  The shares vest on January 1, 2009 and as of December 31, 2008 $37,500 is recorded as compensation expense.  The shares were issued on January 2, 2009 (See Note 8).

On October 15, 2007, the Company issued 14,286 shares of common stock as compensation having a fair value of $10,000 based upon fair value on the date of grant.  The stock vests on October 13, 2008 and as of December 31, 2008, $10,000 has been recognized as compensation expense for the year ended December 31, 2008.

On December 19, 2007 the Company issued 50,000 shares of common stock for web development and programming services having a fair value of $36,000.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

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

(B)  Stock Options Issued for Services

On January 1, 2008, the Company issued 50,000 options having an exercise price of $2 per share. The options vest one year after grant.  For the year ended December 31, 2008 the Company recorded compensation expense of $26,360 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                             3 years
Expected volatility                                   148.90%
Risk free interest rate                              2.89%
Expected dividends                                 0%

On January 5, 2008, the Company issued 20,000 options having an exercise price of $2 The options vest one year after grant.  For the year ended December 31, 2008 the Company recorded compensation expense of $5,760 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

Expected life                                             2-3 years
Expected volatility                                   150.99%
Risk free interest rate                              2.76%
Expected dividends                                 0%

On January 5, 2008, the Company issued 20,000 options having an exercise price of $2 The options vest two years after grant.  For the year ended December 31, 2008 the Company recorded compensation expense of $3,840 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                             2-3 years
Expected volatility                                   150.99%
Risk free interest rate                              2.76%
Expected dividends                                 0%

On January 5, 2008, the Company issued 250,000 options having an exercise price of $1, $2 and $3, per share (50,000 options at $1, 100,000 options at $2 and 100,000 options at $3). The options vest at various dates ranging from two years to three years.  For the year ended December 31, 2008 and the Company recorded compensation expense of $64,760 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                             2-3 years
Expected volatility                                   150.99%
Risk free interest rate                              2.76%
Expected dividends                                 0%

On January 9, 2008, the Company issued 10,000 options having an exercise price of $1 per share. The options vest over a one year term.  For the year ended December 31, 2008 the Company recorded compensation expense of $5,180 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                             1 years
Expected volatility                                   150.69%
Risk free interest rate                              3.04%
Expected dividends                                 0%

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

On December 30, 2008, the Company issued 10,000 options having an exercise price of $1 per share. The options vest over on January 1, 2011 and require an additional one year holding period. For the year ended December 31, 2008 no compensation expense has been recorded. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                             3 years
Expected volatility                                   250.26%
Risk free interest rate                              0.34%
Expected dividends                                 0%

On December 30, 2008, the Company issued 10,000 options having an exercise price of $1 per share. The options vest over on January 1, 2011 and require an additional one year holding period. For the year ended December 31, 2008 no compensation expense has been recorded. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                              3 years
Expected volatility                                   250.26%
Risk free interest rate                              0.34%
Expected dividends                                 0%

On October 13, 2008, the Company issued 5,000 options having an exercise price of $1 per share. The options vest over a one year term and require an additional one year holding period. For the year ended December 31, 2008 the Company recorded compensation expense of $276 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                             1 years
Expected volatility                                   240.24%
Risk free interest rate                              1.22%
Expected dividends                                 0%

On September 29, 2008 the Company issued 5,000 options having an exercise price of $1 per share. The options vest over a one year term and require an additional one year holding period. For the year ended December 31, 2008 the Company recorded compensation expense of $397 with an offsetting credit to additional paid in capital. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life                                             1 years
Expected volatility                                   214.05%
Risk free interest rate                              1.60%
Expected dividends                                 0%

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

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

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

The following tables summarize all stock option grants to employees and consultants as of December 31, 2008 and 2007, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2006	1,500,000	$0.40
Granted	1,300,000	1.29
Exercised	-
Forfeited	-
Balance at December 31, 2007	2,800,000	0.81
Granted	380,000	2.03
Exercised	-
Forfeited	-
Balance at December 31, 2008	3,180,000
Options exercisable at December 31, 2008	2,860,000	$0.89
Weighted average fair value of options granted during 2008		$2.03

Of the total options granted, all 2,860,000 are fully vested, exercisable and non- forfeitable.

The following tables summarize information about stock options and warrants for the Company at December 31, 2008 and 2007:

2008 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$ 0.40	1,500,000	3.95	$ 0.40	1,500,000	$ 0.40
$ 0.50 - 3.00	1,680,000	3.68	$ 1.46	1,360,000	$ 1.31

2007 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$ 0.40	1,500,000	4.96	$ 0.40	1,500,000	$ 0.40
$ 0.50 - 3.00	1,300,000	4.17	$ 1.29	1,300,000	$ 1.29

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

2008 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$ 1.20	250,000	1.53	$ 1.20	250,000	$ 1.20

2007 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$ 1.20	250,000	2.53	$ 1.20	250,000	$ 1.20

NOTE 4      CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 (extended to December 31, 2009) and bearing interest at a rate of 6% per annum. All debt can be converted at the rate of $0.25 per share for each $1 of debt.  The cash offering price at that time was $0.25 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 200,000 shares of common stock.  The fair value of the common stock was $0.25 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At December 31, 2008, the Company had a remaining balance due of $35,348 on December 31, 2009.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.30 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At December 31, 2008, the Company had a remaining balance due March 1, 2010 of $10,138.

NOTE 5      SETTLEMENT PAYABLE

On January 5, 2008 the Company entered into an agreement with a service provider requiring a total payment of $97,000.  $25,000 was paid on January 5, 2008 with the remaining $72,000 payable in 36 monthly installments with imputed interest at a rate of 6% starting January 5, 2008.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

NOTE 6      COMMITMENTS

(A) Employment Agreements

In January 2008, the Company entered into agreements with employees for two-year terms at annual salaries for the first year totaling $169,000 and minimum bonuses of $25,000 subject to performance requirements.  The annual salaries and bonuses for the second year will be determined at a rate no less than the first year rate.  In addition, the Company will issue the 25,000 shares of stock and 125,000 options (25,000 at $1.00, 50,000 at $2.00, and 50,000 at $3.00) over the term in each of the two years, and up to an additional 35,000 shares of stock and 145,000 options (25,000 at $1.00, 70,000 at $2.00, and 50,000 at $3.00) subject to performance requirements.  The agreements also call for the employees to receive health benefits.

On December 1, 2007 the Company entered into a one year employment agreement with its co-founder. As compensation for services received, the Company is required to issue 100,000 shares of common stock, an option to purchase 1,000,000 shares and annual compensation of $160,000 a year beginning January 2008 with annual bonus and salary increases determined by the Company. The agreement also calls for the employee to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical. In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs. On October 10, 2008, the Company issued 250,000 shares of common stock as a bonus for professional services rendered having a fair value of $50,000 on the date of grant. The Company also issued a $25,000 cash bonus for the year ended December 31, 2008. As of December 31, 2008 the employment agreement has expired and has not yet been extended.

On December 13, 2006 the Company executed an employment agreement with its President and CEO.  The term ceases December 1, 2007 but it was renewed for a period of one additional year through December 1, 2008.  As compensation for services, the President will receive annual compensation of $160,000 a year beginning January 1, 2008.  The agreement also calls for the employee to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  For the year ended December 31, 2008 a $100,000 cash year end bonus has been issued. As of December 31, 2008 the employment agreement has expired and has not yet been extended

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

(B) Consulting Agreements

On September 11, 2008, the Company entered into a one year consulting agreement with an unrelated third party to provide legal services.  In exchange for the services provided the Company was required to issue 50,000 shares of the Company’s common stock.

On September 4, 2008, the Company entered into a one year consulting agreement with an unrelated third party to provide professional services.  In exchange for the services provided the Company will be required to issue 42,000 shares of the Company’s common stock on a monthly basis of 3,500 shares per month and a monthly payment of $3,000 for September through October and $7,500 per month for December 2008 through August 2009.  In addition, upon satisfactory performance of services for a three month period, the Company will issue 18,000 shares of stock or a cash payment of $13,500.  The additional payment will be issued no later then December 31, 2008. Effective, December 3, 2008 the terms of the original agreement have been amended.  The Company made a one time payment of $5,000 and issued 15,000 shares of the Company’s common stock as full satisfaction for the additional payment required for extending the agreement beyond the initial three-month period.  The term of the agreement has been amended to run from  December 4, 2008 through March 3, 2009 at a monthly fee of $5,000 and 10,500 shares issued in equal monthly installments of 3,500 shares.

On May 1, 2008, the Company entered into a one year consulting agreement with an unrelated third party to provide professional services.  In exchange for the services provided the Company will be required to issue 50,000 shares of the Company’s common stock on a quarterly basis beginning with May 1, 2008 and continuing on September 1, 2008, December 1, 2008 and March 1, 2009.  This agreement was terminated on January 2, 2009 when the consultant became a full time employee.

Effective January 9, 2008, the Company entered into a consulting agreement with an unrelated third party to provide marketing and advertising services.  In exchange for consulting services the Company granted an option to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.  These options vest immediately and have an expiration date of 3 years.

On October 1, 2007, the company entered in to a three month consulting agreement with a public-relations company.  The company is required to issue 50,000 shares of common stock and $17,000 payable in two installments.  The first payment of $10,000 is to be paid upon entering into the agreement and $7,000 shall be paid seventy five days after the first payment. On October 1, 2007 $10,000 was paid and on October 2, 2007 50,000 shares of common stock have been issued.  As of December 31, 2008 the $7,000 payment has not been made and is being disputed by the Company due to breach of contract.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

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

(C) Operating Lease Agreements

On April 4, 2008, the Company executed a two-year non-cancelable operating lease for its corporate office space. The lease begins on May 1, 2008 and expires on April 30, 2010.  The amount paid during 2008 is $40,667.

Future minimum annual rental payments are as follows:

Year 1	$61,000
Year 2	20,333

Total future minimum lease payments	$81,333

         (D) Investment Agreement

On November 22, 2006, we entered into an Investment Agreement (the “Agreement”) with Dutchess Private Equities Fund, Ltd. (“Dutchess”) to provide us with an equity line of credit. Pursuant to this Agreement, Dutchess is contractually obligated to purchase up to $10,000,000 of the Company’s Stock over the course of 36 months (“Line Period”), after our registration statement was declared effective (“Effective Date”). The amount that the Company is entitled to request from each of the purchase “Puts”, is  equal to either 1) $100,000 or 2) 200% of the average daily volume (U.S market only) (“ADV”), multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date.  The ADV is computed using the ten (10) trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice is set at ninety-five percent (95%) of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date.  As of December 31, 2008, we have never accessed this line of credit and do not anticipate accessing this line of credit in 2009.

(E) Placement Agreement

On August 20, 2008, we entered into a non-exclusive Placement Agent Agreement (the “Agreement”) with a firm to serve as our placement agent for certain transactions.  Pursuant to this Agreement, the placement agent will receive a fee based on a formula that includes cash and warrants for transactions which occur via an introduction made by the firm.  As of December 31, 2008, we have not entered into any such transactions.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

NOTE 7      RELATED PARTY TRANSACTIONS

On October 10, 2008, 250,000 shares of common stock was issued to an executive for compensation having a fair value of $50,000 based upon fair value on the date of grant (See Note 3(A)).

On December 1, 2007 the Company entered into a one year employment agreement with a co-founder.  As compensation for services received the Company is required to issue 100,000 shares of common stock, an option to purchase 1,000,000 shares and an annual compensation of $160,000 per year beginning January 2008. As of December 31, 2008 the employment agreement has expired and has not yet been extended.

On March 27, 2007, a stockholder converted $50,000 of a convertible note payable into 200,000 shares of common stock.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.

On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 and bearing interest at a rate of 6% per annum. Effective December 15, 2008, the note was extended to December 31, 2009.  All debt can be converted at the rate of $0.25 per share for each $1 of debt.  The cash offering price at that time was $0.25 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 200,000 shares of common stock.  The fair value of the common stock was $0.25 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At December 31, 2008, the Company had a remaining balance due of $35,348.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.30 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At December 31, 2008, the Company had a remaining balance due March 1, 2010 of $10,138.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

NOTE 8      SUBSEQUENT EVENTS

On January 2, 2009, the Company issued 50,000 shares of vested common stock for consulting services having a fair value of $37,500 based upon fair value on the date of grant.

On January 2, 2009, the Company issued 3,500 shares of common stock for consulting services having a fair value of $2,275 based upon fair value on the date of grant.

On January 15, 2009, the Company issued 15,000 shares of Company’s common stock, having a fair value of $14,850 on the grant date and $10,000 in exchange for the purchase of a business product. name.

In January 2009, the Company entered into agreements with an employee for one year term, at an annual salary of $100,000 and 50,000 shares of Company’s common stock.

On February 3, 2009, the Company issued 3,500 shares of common stock for consulting services having a fair value of $3,465 based upon fair value on the date of grant.

On February 3, 2009, the Company issued 5,000 shares of common stock for services having a fair value of $4,950 based upon fair value on the date of grant.

On March 2, 2009, the Company issued 3,500 shares of common stock for consulting services having a fair value of $3,325 based upon fair value on the date of grant.

On March 1, 2009, the Company issued 12,500 shares of common stock to an employee as per the terms of an employment agreement, having a fair value of $11,875 based upon fair value on the date of grant.

On February 25, 2009 the Company executed a three-year non-cancelable operating lease for its new corporate office space. The lease begins on April 1, 2009 and expires on March 31, 2012.  Total base rent due during the term of the lease is $313,680.

Item 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company, P.A. Independent Registered Public Accounting Firm. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A(T).   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer’s and director’s and his respective age as of March 23, 2009 are as follows:

NAME	AGE	POSITION

Clifford Lerner	31	President, Chief Executive Officer, Chief Financial Officer, Chairman

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

Term of Office

Our sole director was appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our sole officer was appointed by our board of directors and holds office until removed by the board

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2008, 2007, and 2006 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Clifford Lerner,	2008	$160,000	$ 106,154	0	0	0	0	0	$266,154
President,	2007	$0	$ 30,000	0	0	0	0	0	$30,000
CEO, and CFO	2006	$0	$ 0		$365,250	0	0	0	$365,250

Outstanding Equity Awards at Fiscal Year-End Table.  Pursuant to his employment agreement with us, we granted to Clifford Lerner options to purchase one million five hundred thousand shares of the Company’s Common Stock at a price of $0.40, such options to expire in 2012.  The options vested immediately and we recorded compensation expense of $365,250, with an offsetting credit to additional paid in capital.  We have valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life	2 years
Expected volatility	71.86%
Risk free interest rate	4.86%
Expected dividends	0%

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending March 23, 2009 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Employment and Consulting Agreements

In January 2008, the Company entered into agreements with employees for two-year terms at annual salaries for the first year totaling $169,000 and minimum bonuses of $25,000 subject to performance requirements.  The annual salaries and bonuses for the second year will be determined at a rate no less than the first year rate.  In addition, the Company will issue the 25,000 shares of stock and 125,000 options (25,000 at $1.00, 50,000 at $2.00, and 50,000 at $3.00) over the term in each of the two years, and up to an additional 35,000 shares of stock and 145,000 options (25,000 at $1.00, 70,000 at $2.00, and 50,000 at $3.00) subject to performance requirements.  The agreements also call for the employees to receive health benefits.

On December 1, 2007 the Company entered into a one year employment agreement with its co-founder. As compensation for services received, the Company is required to issue 100,000 shares of common stock, an option to purchase 1,000,000 shares and annual compensation of $160,000 a year beginning January 2008 with annual bonus and salary increases determined by the Company.  The agreement also calls for the employee to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  On October 10, 2008, the Company issued 250,000 shares of common stock as a bonus for professional services rendered having a fair value of $50,000 on the date of grant. The company also awarded a $25,000 cash bonus for the year ending December 31, 2008.  As of December 31, 2008 the employment agreement has expired and has not yet been extended.

We entered into an employment agreement with Mr. Clifford Lerner, our Chief Executive Officer, President, and Chairman of the Board of Directors, on December 14, 2006. Pursuant to such agreement, we granted to Clifford Lerner options to purchase one million five hundred thousand shares of the Company’s Common Stock at a price of $0.40, such options to expire in 2012.  The term ceased December 1, 2007, but it was renewed for a period of one additional year through December 1, 2008.  Beginning January 1, 2008, Clifford Lerner shall receive annual compensation of $160,000 per year during the term of the Agreement. During 2007, we paid a bonus of $30,000 to Mr. Lerner.  For the year ending December 31, 2008 we awarded Mr. Lerner a $106,124 bonus.  As of December 1, 2008 the employment agreement has expired and has not yet been extended.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 23, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Clifford Lerner 366 North Broadway, Suite 41042, Jericho, NY 11753	7,000,000	67.41%

Common Stock	All executive officers and directors as a group	7,000,000	67.41%

Stock Option Grants

Pursuant to his employment agreement with us, we granted to Clifford Lerner options to purchase one million five hundred thousand shares of the Company’s Common Stock at a price of $0.40, such options to expire in 2012.  The options vested immediately and we recorded compensation expense of $365,250, with an offsetting credit to additional paid in capital.  We have valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life	2 years
Expected volatility	71.86%
Risk free interest rate	4.86%
Expected dividends	0%

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending March 23, 2009 by the executive officer named in the Summary Compensation Table.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

On October 10, 2008, 250,000 shares of common stock was issued to an executive for compensation having a fair value of $50,000 based upon fair value on the date of grant.

On December 1, 2007 the Company entered into a one year employment agreement with a co-founder.  As compensation for services received the Company is required to issue 100,000 shares of common stock, an option to purchase 1,000,000 shares and an annual compensation of $160,000 per year beginning January 2008. As of December 31, 2008 the employment agreement has expired and has not yet been extended.

On March 27, 2007, a stockholder converted $50,000 of a convertible note payable into 200,000 shares of common stock.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.

On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 and bearing interest at a rate of 6% per annum. Effective December 15, 2008, the note was extended to December 31, 2009.  All debt can be converted at the rate of $0.25 per share for each $1 of debt.  The cash offering price at that time was $0.25 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 200,000 shares of common stock.  The fair value of the common stock was $0.25 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At December 31, 2008, the Company had a remaining balance due of $35,348.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.30 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At December 31, 2008, the Company had a remaining balance due March 1, 2010 of $10,138.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were billed approximately $ 26,781 and $ 14,926 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For our fiscal years ended December 31, 2008 and December 31, 2007, we were billed $1,231 and $1,000, respectively. for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

14.1	Code of Ethics
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2009

By /s/ Clifford Lerner
Clifford Lerner,
President, Chief Executive Officer,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clifford Lerner	President, Chief Executive Officer,	March 23, 2009
Clifford Lerner	Chief Financial Officer