Form 10-Q
period 2009-03-31
Snap Interactive, Inc
filed 2009-05-15
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

SNAP INTERACTIVE, INC.
 (Exact name of registrant as specified in Charter)

DELAWARE	000-52176	20-3191847
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

363 7th Avenue, New York, NY 10001
(Address of Principal Executive Offices)
 _______________

(516) 942-2030
(Issuer Telephone number)

366 North Broadway, Suite 41042
Jericho, NY 11753
(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2009:  10,821,823 shares of Common Stock.

SNAP INTERACTIVE, INC.

FORM 10-Q
March 31, 2009
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

SIGNATURE

 Item 1. Financial Information

SNAP INTERACTIVE, INC AND SUBSIDIARY

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED).

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED).

PAGES	5 – 20	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Snap Interactive, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash	$1,303,022	$1,529,354
Investments	250,000	-
Accounts receivable, net	233,641	386,507
Prepaid Expense	16,005	398
Total Current Assets	1,802,668	1,916,259

Property and Equipment, net	84,228	31,297

Other Assets
Security Deposit	36,610	18,750
Total Other Assets	36,610	18,750

Total Assets	$1,923,506	$1,966,306

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$141,625	$332,731
Settlement Payable	22,218	21,888
Convertible Notes Payable - Related Party	45,486	35,348
Accrued interest	19,404	18,731
Total Current Liabilities	228,733	408,698

Long Term Liabilities
Settlement Payable	17,558	23,238
Convertible Notes Payable - Related Party	-	10,138

Total Liabilities	246,291	442,074

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
10,793,395 and 10,700,395 shares issued and outstanding, respectively	10,793	10,700
Additional paid-in capital	2,449,222	2,368,397
Accumulated deficit	(756,109)	(822,581)
Less: deferred compensation	(26,691)	(32,284)
Total Stockholders' Equity	1,677,215	1,524,232

Total Liabilities and Stockholders' Equity	$1,923,506	$1,966,306

See accompany notes to condensed consolidated unaudited financial statements.

Snap Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Revenue	$768,972	$519,902

Cost of Revenue	262,747	116,333

Gross Profit	506,225	403,569

Operating Expenses
Depreciation and Amortization	3,692	2,289
Compensation expense	195,959	116,376
Advertising expense	-	8,320
Professional Fees	49,284	22,654
General and administrative	100,717	63,253
Total Operating Expenses	349,652	212,892

Income from Operations	156,573	190,677

Other Income (Expense)
Interest Expense	(1,323)	(1,661)
Other Income	3,403	-
Interest Income	2,819	1,493
Total Other Expense, net	4,899	(168)

Income Before Provision For Income Taxes	161,472	190,509

Provision for Income Taxes	(95,000)	-

Net Income	$66,472	$190,509

Net Income Per Share - Basic	$0.01	$0.02

Net Income Per Share - Diluted	$0.01	$0.02

Weighted average number of shares outstanding
during the period - Basic	10,775,789	10,333,895

Weighted average number of shares outstanding
during the period - Diluted	10,950,975	11,412,022

See accompany notes to condensed consolidated unaudited financial statements.

For the Three Months Ended March 31, 2009
(Unaudited)

	Preferred Stock		Common stock
	$.001 Par Value		$.001 Par Value		Additional			Total
					paid-in	Accumulated	Deferred	Stockholder's
		Amount	Shares	Amount	capital	Deficit	Compensation	Equity

Balance, for the year ended December 31, 2008	-	$-	10,700,395	$10,700	$2,368,397	$(822,581)	$(32,284)	$1,524,232

Deferred compensation realized	-	-	-	-	-	-	13,742	13,742

Stock options granted for services	-	-	-	-	26,294	-	-	26,294

Share based compensation	-	-	-	-	13,080	-	-	13,080

Shares issued for services	-	-	78,000	78	26,616	-	(8,149)	18,545

Shares issued for website domain name	-	-	15,000	15	14,835	-	-	14,850
Net Income, for the three months ended March 31, 2009	-	-	-	-	-	66,472	-	66,472

Balance, March 31, 2009 (Unaudited)	-	$-	10,793,395	$10,793	$2,449,222	$(756,109)	$(26,691)	$1,677,215

See accompany notes to condensed consolidated unaudited financial statements.

Snap Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net Income	$66,472	$190,509
Adjustments to reconcile net income to net cash provided by operations
Depreciation/Amortization	3,692	2,289
Amortization of stock based compensation	26,294	2,500
Deferred Compensation	5,593	-
Stock based compensation	39,774	38,399
(Increase) Decrease in:
Accounts Receivable	152,866	94,533
Prepaid Expense	(15,607)	3,800
Security Deposit	(17,860)	-
Increase (Decrease) in:
Accounts payable and accrued expenses	(207,404)	(35,209)
Settlement payable	(5,680)	-
Deferred revenue		41,071
Deferred tax liability	16,628	-
Accrued interest payable	673	673
Net Cash Provided by Operating Activities	65,441	338,565

Cash Flows From Investing Activities:
Increase in Investments	(250,000)	-
Purchase of Fixed Assets and Domain Name	(41,773)	-
Net Cash Used In Investing Activities	(291,773)	-

Net Cash Provided By Financing Activities	-	-

Net Increase (Decrease) in Cash	(226,332)	338,565

Cash at Beginning of Period	1,529,354	318,143

Cash at End of Period	$1,303,022	$656,708

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,411	$-
Cash paid for taxes	$85,132	$1,800

During the quarter, 15,000 shares of common stock were issued for a website domain name.

See accompany notes to condensed consolidated unaudited financial statements.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
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

(B) Principles of Consolidation

The accompanying 2009 and 2008 consolidated financial statements include the accounts of Snap Interactive, Inc. and its 100% owned subsidiary eTwine, Inc. All intercompany accounts have been eliminated in the consolidation.

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

(E) Investments

Included in investments at March 31, 2009 is a certificate of deposit held at a U.S. financial institution of $250,000 that matures on December 9, 2009.  The investments are considered “available for sale.”

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

The Company accounts for investments under SFAS No. 157, Fair Value Measurements (“Statement No. 157”). Statement No. 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value instruments. In accordance with Statement No. 157, the Company has categorized its financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. The Company does not have any financial liabilities that are required to be measured at fair value on a recurring basis and all assets have been valued using level 1 inputs.   If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets recorded on the balance sheets are categorized based on the inputs to the valuation techniques as follows:

o
Level 1 – Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

o
Level 2 – Financial assets whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. The Company does not currently have any Level 2 financial assets.

o
Level 3 – Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own view about the assumptions a market participant would use in pricing the asset. The Company does not currently have any Level 3 financial assets.

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

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

(G) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a three year life for software and five year life for computer equipment.

In accordance with Statement of Financial Statements (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

There were no impairment losses recorded during the three months ended March 31, 2009 and 2008, respectively.

(H) Intangible Assets

 In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, requires that intangible assets with a finite life are amortized over its life and requires that goodwill and intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise

(I) Stock-Based Compensation

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

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
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

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(K) Income Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, warrants, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share.  For the three months ended March 31, 2008 the 1,310,000 shares issuable upon the exercise of stock options and warrants were not included in the computation of income per share because their inclusion is anti-dilutive.  For the three months ended March 31, 2009, 3,430,000 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted income per share because their inclusion is anti-dilutive.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

The following table sets forth the computation of basic earnings per share:

	For the	For the
	three months ended	three months ended
	March 31, 2009	March 31, 2008
Net income	$66,472	$190,509

Weighted average number of shares outstanding	10,775,789	10,333,895

Basic earnings per share	$0.01	$0.02

                The following table sets for the computation of diluted earnings per share:

	For the	For the
	three months ended	three months ended
	March 31, 2009	March 31, 2008
Net income	$66,472	$190,509
Add: Adjustment for interest on 6% convertible notes	682	682

Adjusted net income	$67,154	$191,191

Weighted average number of shares outstanding	10,775,789	10,333,895
Add: Weighted Average shares assumed to be issued upon conversion of 6% convertible notes	175,185	175,185
Warrants and options	-	902,941
Weighted average number of common and common equivalent shares	10,950,975	11,412,022

Diluted earnings per share	$0.01	$0.02

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

 (L) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts receivable, accounts payable, advances from stockholder and notes payable approximate fair value based on the short-term maturity of these instruments.

(M) Research and Development

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

(N) Concentration of Credit Risk

At March 31, 2009, 21.63% of sales earned were due from Customer A, 22.36% were due from Customer B, 28.30% were due from Customer C.

At March 31, 2009, 21.40% of Accounts Receivable are due from Customer A, 38.36% are due from Customer C, and 11.92% are due from Customer D.

At March 31, 2008, 21.25% of sales earned were due from Customer A, 26.85% were due from Customer B, 17.91% were due from Customer C, 14.11% were due from Customer D, and 18.82% from Customer E.

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $829,594 in excess of FDIC insurance limits as of  March 31, 2009.

(O) Revenue Recognition

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

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

The Company recognizes revenue as earned on a click through basis. As the traffic moves through the applications/websites per click, the contract amount is recognized as revenue. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. The Company also recognizes revenue on a cost-per-impression basis where advertisers pay the Company based on the number of times their ads appear in the Company’s applications/websites.

The Company also recognizes revenue based on revenue sharing agreements. The Company received 50% of gross revenue of initial and renewing customer subscriptions through June 11, 2008. After June 11, 2008, the agreement was amended so that the Company receives $4 per initial and renewing customer subscriptions after June 12, 2008. Gross revenues are delivered to the Company within 30 days after each calendar month. Additionally, on August 20, 2008, the agreement was amended for a one-time payment of $1 each for 1,412 registrations. This was a one-time payment and will not be paid in the future. Effective March 11, 2009 the agreement has been terminated and no additional payments were received under the agreement subsequent to March 10, 2009.

(P) Cost of Revenue

Cost of revenues includes the expenses associated with the operation of our data centers, including labor, consulting, hosting, server and web design and programming expenses.

(Q) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(R) Advertising

Advertising costs are expensed as incurred.  Advertising expense was $0 and $8,321 for the three months ended March 31, 2009 and 2008, respectively.

(S) Recent Accounting Pronouncements

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

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

NOTE 2	PROPERTY AND EQUIPMENT

At March 31, 2009 and 2008 property and equipment is as follows:

	As of March 31, 2009	As of December 31, 2008

Computer and Equipment	$62,826	$31,142
Website Domain Name	24,938	-
Software	1,353	1,353
Website costs	40,500	40,500
Less accumulated depreciation and amortization	(45,389)	(41,698)

	$84,228	$31,297

            Depreciation and amortization expense for the three months ended March 31, 2009 and 2008 was $3,692 and $2,289, respectively.

NOTE 3	STOCKHOLDERS’ EQUITY

(A)   Common Stock Issued for Services

On March 1, 2009, the Company issued 12,500 shares of common stock as compensation pursuant to the terms of an employment agreement, having a fair value of $11,875 based upon fair value on the date of grant. As of March 31, 2009 $7,917 is record as consulting expense and $3,958 is recorded as deferred compensation.

On March 2, 2009, the Company issued 3,500 shares of common stock for consulting services having a fair value of $3,325 based upon fair value on the date of grant (See Note (6B)).

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

On February 3, 2009, the Company issued 5,000 shares of common stock for services having a fair value of $4,950 based upon fair value on the date of grant.   As of March 31, 2009 $759 is recorded as consulting expense and $4,191 is recorded as deferred compensation (See Note (6B)).

On February 5, 2009, the Company authorized the issuance of 50,000 shares of common stock as compensation having a fair value of $49,000. The shares vest equally on February 5, 2010 and February 5, 2011 and require a one year holding period. As of March 31, 2009, $3,021 is recorded as compensation expense.

On February 3, 2009, the Company issued 3,500 shares of common stock for consulting services having a fair value of $3,465 based upon fair value on the date of grant (See Note (6B)).

On January 2, 2009, the Company issued 3,500 shares of common stock for consulting services having a fair value of $2,275 based upon fair value on the date of grant (See Note (6B)).

On January 15, 2009, the Company issued 15,000 shares of Company’s common stock, having a fair value of $14,850 on the grant date and $10,000 in exchange for the purchase of a website domain name.

(B)  Stock Options and Warrants Issued for Services

The following tables summarize all stock option and warrant grants to employees and consultants for the three months ended March 31, 2009, and the related changes during these periods are presented below.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2008	3,180,000	0.89
Granted	-
Exercised	-
Forfeited	-
Balance at March 31, 2009	3,180,000
Options exercisable at March 31, 2009	2,860,000	$0.89
Weighted average fair value of options granted during 2009		$-0-

Of the total options granted, all 2,860,000 are fully vested, exercisable and non-forfeitable.

The following table summarizes information about stock options and warrants for the Company for the three months Ended March 31, 2009 and 2008:

2009 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2009	Weighted Average Exercise Price
$0.40	1,500,000	3.71	$0.40	1,500,000	$0.40
$0.50 - 3.00	1,680,000	3.38	$1.46	1,360,000	$1.31

2008 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2008	Weighted Average Exercise Price
$0.40	1,500,000	4.71	$0.40	1,500,000	$0.40
$0.50 - 3.00	1,650,000	4. 21	$1.46	1,300,000	$1.29

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

2009 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2009	Weighted Average Exercise Price
$1.20	250,000	1.34	$1.20	250,000	$1.20

2008 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2008	Weighted Average Exercise Price
$1.20	250,000	2.26	$1.20	250,000	$1.20

NOTE 4	CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 (extended to December 31, 2009) and bearing interest at a rate of 6% per annum. All debt can be converted at the rate of $0.25 per share for each $1 of debt.  The cash offering price at that time was $0.25 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 200,000 shares of common stock.  The fair value of the common stock was $0.25 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At March 31, 2009, the Company had a remaining balance due of $35,348.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.30 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At March 31, 2009, the Company had a remaining balance due March 1, 2010 of $10,138.

NOTE 5	SETTLEMENT PAYABLE

On January 5, 2008 the Company entered into an agreement with a service provider requiring a total payment of  $97,000.  $25,000 was paid on January 5, 2008 the remaining $72,000 is payable in 36 monthly installments with imputed interest at a rate of 6% starting January 5, 2008.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

NOTE 6	COMMITMENTS

(A) Employment Agreements

In January and February 2009, the Company entered into agreements with employees whereby the company is required to issue up to 100,000 shares of the Company’s common stock in various increments over the following two years subject to conditions including continued employment with the Company at the time of issuance.

In January 2008, the Company entered into agreements with employees for two-year terms at annual salaries for the first year totaling $169,000 and minimum bonuses of $25,000 subject to performance requirements.  The annual salaries and bonuses for the second year will be determined at a rate no less than the first year rate.  In addition, the Company will issue the 25,000 shares of stock and 125,000 options (25,000 at $1.00, 50,000 at $2.00, and 50,000 at $3.00) over the term in each of the two years, and up to an additional 35,000 shares of stock and 145,000 options (25,000 at $1.00, 70,000 at $2.00, and 50,000 at $3.00) subject to performance requirements.  The agreements also call for the employees to receive health benefits (See Note 3(A) and (B)).

On December 1, 2007 the Company entered into a one year employment agreement with its co-founder. As compensation for services received, the Company is required to issue 100,000 shares of common stock, an option to purchase 1,000,000 shares and annual compensation of $160,000 a year beginning January 2008 with annual bonus and salary increases determined by the Company.  The agreement also calls for the employee to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  On October 10, 2008, the Company issued 250,000 shares of common stock for professional services rendered having a fair value of $50,000 on the date of grant.  The Company also issued a $25,000 cash bonus for the year ended December 31, 2008.  As of March 31, 2009 the employment agreement has not yet been extended, however the employment relationship had continued under the same terms with an annual compensation of $175,000.  Beginning February 28, 2009 the co-founder will also receive a $750 per month transportation allowance. (See Note 3(A)).

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

On December 13, 2006 the Company executed an employment agreement with its President and CEO.  The term ceases December 1, 2007 but it was renewed for a period of one additional year through December 1, 2008.  As compensation for services, the President will receive annual compensation of $160,000 a year beginning January 1, 2008.  The agreement also calls for the employee to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  For the year ended December 31, 2008 a $100,000 cash year-end bonus has been issued. As of January 2, 2009 the employment agreement has been extended with an annual compensation of $200,000.

(B) Consulting Agreements

On March 19, 2009, the Company entered into a one year agreement with an unrelated third party to provide advertising management services. In exchange for the services provided the Company will pay a fee on a cpm basis for each advertisement passing through the third party’s computer server.

On January 21, 2009, the Company entered into a one year consulting agreement with an unrelated third party to provide computer consulting services.  In exchange for the services provided the Company issued 5,000 shares of common stock for consulting services     having a fair value of $4,950 based upon fair value on the date of grant.   As of March 31, 2009 $759 is recorded as consulting expense and $4,191 is recorded as deferred compensation (See Note (3(B)).

On September 11, 2008, the Company entered into a one year consulting agreement with an unrelated third party to provide legal services.  In exchange for the services provided the Company was required to issue 50,000 shares of the Company’s common stock.

On September 4, 2008, the Company entered into a one year consulting agreement with an unrelated third party to provide professional services.  In exchange for the services provided the Company will be required to issue 42,000 shares of the Company’s common stock on a monthly basis of 3,500 shares per month and a monthly payment of $3,000 for September through October and $7,500 per month for December 2008 through August 2009.  In addition, upon satisfactory performance of services for a three month period the Company will issue 18,000 shares of stock or a cash payment of $13,500.  The additional payment will be issued no later than December 31, 2008. Effective, December 3, 2008 the terms of the original agreement has been extended.  The Company made a one-time payment of $5,000 and issued 15,000 shares of the Company’s common stock.  The term of the agreement has been amended from December 4, 2008 through March 3, 2009 at a monthly fee of $5,000 and 10,500 shares issued in equal monthly installments of 3,500 shares.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

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

Effective January 9, 2008, the Company entered into a consulting agreement with an unrelated third party to provide marketing and advertising services.  In exchange for consulting services the Company granted an option to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.  These options vest immediately and have an expiration date of 3 years. (See Note 3(B)).

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

(C) Operating Lease Agreements

On February 25, 2009 the Company executed a three-year non-cancelable operating lease for its new corporate office space. The lease begins on April 1, 2009 and expires on March 31, 2012.  Total base rent due during the term of the lease is $313,680.

On April 4, 2008, the Company executed a two-year non-cancelable operating lease for its office space. The lease begins on May 1, 2008 and expires on April 30, 2010.   Subsequent to the Company’s move to the new corporate location, this space was subleased for a lease term beginning May 1, 2009 and expiring April 30, 2010 for a total base rent of $29,000 during the term of the sublease.

(D) Investment Agreement

On November 22, 2006, we entered into an Investment Agreement (the “Agreement”) with Dutchess Private Equities Fund, Ltd. (“Dutchess”) to provide us with an equity line of credit. Pursuant to this Agreement, Dutchess is contractually obligated to purchase up to $10,000,000 of the Company’s Stock over the course of 36 months (“Line Period”), after our registration statement was declared effective (“Effective Date”). The amount that the Company is entitled to request from each of the purchase “Puts”, is  equal to either 1) $100,000 or 2) 200% of the average daily volume (U.S market only) (“ADV”), multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date.  The ADV is computed using the ten (10) trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice is set at ninety-five percent (95%) of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date.  As of March 31, 2009, we have never accessed this line of credit and do not anticipate accessing this line of credit in 2009.  This Agreement expires in November 2009 and we do not anticipate renewing it or extending it at that time.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

(E) Placement Agent Agreement

On August 20, 2008, we entered into a non-exclusive Placement Agent Agreement (the “Agreement”) with a firm to serve as our placement agent for certain transactions.  Pursuant to this Agreement, the placement agent will receive a fee based on a formula that includes cash and warrants for transactions which occur via an introduction made by the firm.  As of March 31, 2009, we have not entered into any such transactions.

NOTE 7	RELATED PARTY TRANSACTIONS

On December 1, 2007 the Company entered into a one year employment agreement with an officer.  As compensation for services received the Company is required to issue 100,000 shares of common stock, an option to purchase 1,000,000 shares and an annual compensation of $160,000 per year beginning January 2008. As of March 31, 2009 the employment agreement has not been extended, however the employment relationship has continued under the same terms with an annual compensation of $175,000.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.

SNAP INTERACTIVE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
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

NOTE 8	SUBSEQUENT EVENTS

On May 4, 2009, the Company issued 7,000 shares of common stock for consulting services having a fair value of $4,690 based upon fair value on the date of grant.

On May 12, 2009, the Company issued 21,428 shares of common stock as compensation having a fair value of $15,000 based upon the fair value on the date of grant.

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

We launched an online dating website called IamFreeTonight.com  in November 2006. IamFreeTonight.com offers several unique features for singles including Group Dating & Dating by Schedule.  In December 2006, IamFreeTonight.com introduced the popular concept of the 'Wingman' into its dating offering. Bringing the real-world wingman concept online enabled the site to grow virally as members invited friends to register in order to utilize the ‘wingman’ feature.  In January 2007, IamFreeTonight.com launched its unique ‘Date Now!’ concept. The ‘Date Now!’ concept offered singles a new way to meet online by enabling them to find and schedule dates in a matter of seconds by giving users the ability to post when they're actually free to go out on a date as well as what they'd like to do on their date.

In 2007 we began building dating applications on Facebook Platform.  As a result of our initial traffic growth with these applications we shifted our business model away from IamFreeTonight.com and towards building dating applications on social networking platforms.

In June 2007 we launched our first application on Facebook called Meet New People.  Meet New People, which was significantly upgraded in December 2007, allows users to flirt with each other by messaging online and post when they are free to hang out.  Meet New People has in excess of 4 Million installations.

In August 2007 we launched our second application on Facebook.com called Are You Interested.  Since its launch, Are You Interested has consistently been one of the leading pure-dating applications on Facebook as defined by Most Daily Active Users.  Are You Interested allows users to view pictures of other members and indicate if they are “interested” in them by clicking “yes” on the picture.  We notify members when there is a mutual match.  Users are also able to send messages and exchange virtual gifts on the application.  Are You Interested has in excess of 13 Million installations on Facebook.

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

In March 2009 ‘Are You Interested?’ was launched on the iPhone – representing our first mobile dating application.

Collectively we have nine applications across four social networking platforms (Facebook, MySpace, Hi5, & Bebo) along with the iPhone mobile application platform for mobile dating.  Our three application brands are Are You Interested, Meet New People, & Flirt With Me.  As of March 31, 2009 we have in excess of 19 Million total installations of our applications.

Our Applications

ARE YOU INTERESTED:  Are You Interested was launched on Facebook Platform (R) in August 2007.  Since its launch, Are You Interested has consistently been one of the leading pure-dating applications on Facebook as defined by Most Daily Active Users and Most Monthly Active Users, as well as Total Users.  Are You Interested allows users to view pictures of other members and indicate if they are “interested” by clicking “yes” on the picture.  We notify members when there is a mutual match.  Users are also able to exchange messages and virtual gifts on the application.  In March 2008 we launched Are You Interested on MySpace, in April 2008 we launched Are You Interested on Hi5 and later in 2008 we launched Are You Interested on Bebo.   Are You Interested now has in excess of 13 Million total installs on Facebook and averages nearly 1 Million visits per day.

On March 18, 2009 we launched Are You Interested on the iPhone.  This application represents our first mobile dating application.  Are You Interested is now available for download on iTunes as well as in the iPhone Apps Store.

MEET NEW PEOPLE:     Meet New People was launched on Facebook Platform (R) in June 2007 and substantially revamped in December 2007.  Meet New People allows users to flirt with each other by messaging online and post when they are free to hang out.  Meet New People has in excess of 4 Million total installs and is also one of the leading pure dating applications on Facebook.

FLIRT WITH ME:     Flirt With Me was launched on MySpace in March 2008, on Hi5 in April 2008, and recently on Bebo.  Flirt With Me is a fun dating application that allows users to exchange flirts with each other and also integrates a "Flirt With Me" profile box onto a user's profiles to allow anyone who visits their profile the ability to send funny flirt messages.  As of March 31, 2009, Flirt With Me had approximately 1 Million total installs.

In the coming months we will continue to enhance our current applications as well as consider building additional dating application on the existing platforms and/or other large social networking sites and mobile platforms as they launch or gain additional traction with their developer platforms.

Subsequent Event:

On May 4, 2009 we announced the beta-launch of AreYouInterested.com, our new stand-alone online dating website.  AreYouInterested.com represents an expanded version of our Are You Interested Facebook application and incorporates a Facebook Connect integration.

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

In the future we may derive a larger percentage of our revenue from sources other than advertisements. In 2008 we began implementing premium fee-based content on our applications and may expand those offerings as time goes on. We will also consider converting several of our applications to a subscription-based pay model at some point in the next 12 months. Our decision to convert to a pay model and/or charge for premium content is dependent upon a variety of factors. Some of these factors include how much activity there is on the applications, the nature of the payment processing tools available on the underlying Social Networking websites, as well as our evaluation of the prioritization of revenue versus growth at the time. Each application will be evaluated on a case-by-case basis in light of the above factors. We have also begun exploring other revenue sources that have proven successful in the industry including the introduction of a “virtual currency” on several of our applications and the sale of premium “virtual goods,” and will consider incorporating these revenue sources into more of our applications in the future.

Our Business Objectives

·       Continue to upgrade our existing applications

.       Promotion and expansion of our various products including our social networking applications, our iPhone application, and our AreYouInterested.com online dating website.

·       Consider building new applications on social networking platforms and further exploration of mobile platforms

·       Identify & explore new opportunities that emerge in our rapidly evolving industry

.       Increase our analysis of revenue models including premium and subscription services.

Results of Operations for the Quarter ended March 31, 2009 Compared to the Quarter ended March 31, 2008

Revenues

Revenue increased from $519,902 for the quarter ended March 31, 2008 to $768,972 for the quarter ended March 31, 2009, an increase of $249,070.

These revenues are primarily generated from advertisements and premium features placed on our various applications.  The increase in revenue was primarily due to the growth of our applications and the increased usage in 2009 compared to the same time period in 2008 as well as the introduction of premium features to our applications to generate additional revenue. We did not offer premium fee-generating features on our applications during the same period in 2008.

Cost of Revenue

Cost of Revenue increased from $116,333 for the quarter ended March 31, 2008 to $262,747 for the quarter ended March 31, 2009, an increase of $146,414.  The increase in Cost of Revenue is primarily attributable to the overall expansion of our operations as compared to the previous year.  As our applications grew in size and traffic increased, our hosting costs increased substantially as did other costs associated with the programming, hosting, and maintenance of our applications.

Operating Expenses

Operating Expenses for the quarter ended March 31, 2009 increased to $349,652 from $212,892 for the quarter ended March 31, 2008, representing an increase of $136,760.

The increase in Operating Expenses is primarily attributable to the overall expansion of our operations as compared to the previous year. Primary Operating Expenses include Compensation Expense, and General & Administrative Expenses

Compensation Expense for the quarter ended March 31, 2009 increased to $195,959 from $116,376 for the quarter ended March 31, 2008, representing an increase of $79,583.  The increase in Compensation Expense was due to the hiring of new employees and the increased costs associated with retaining our employees.

General and Administrative Expenses for the quarter ended March 31, 2009 increased to $100,717 from $63,253 for the quarter ended March 31, 2008, representing an increase of $37,464.  The increase in General and Administrative Expense is due to the overall expansion of our operations as compared to last year.

Professional fees for the quarter ended March 31, 2009 increased to $49,284 from $22,654 for the quarter ended March 31, 2008, representing an increase of $26,630.   The increase in professional fees was due to the overall expansion of our operations as compared to the previous year.

Net Income

Net Income decreased to $66,472 for the quarter ended March 31, 2009 from $190,509 for the quarter ended March 31, 2008, a decrease of $124,037.

The decrease in net income was primarily due to the provision for income taxes which were not paid during the same period last year due to a Net Operating Loss carry-forward from previous quarters.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by its previous financing activities and revenues derived from advertisements placed on our various applications as well as premium features placed on our applications.

As of March 31, 2009, the Company had $1,303,022 in cash.  Historically, the Company’s principal working capital needs have been met through continuing operations. As the Company grows and expands its operations, the need for working capital will increase. The Company expects to finance its internal growth with cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

The Company’s net income for the quarter ended March 31, 2009 was $66,472.  Net cash provided by operating activities was $65,441 during quarter ended March 31, 2009 as compared to cash provided by operating activities of $338,565 for the quarter ended March 31, 2008.  Cash provided by operating activities for the three months ended March 31, 2009 mainly consisted of net income of $66,472, a decrease in accounts receivable of $152,866 and offset by a decrease in accrued expenses of $207,404. The Company has an operating profit at this time and intends to use its cash to continue to funds its operations going forward.

Transaction with Dutchess Private Equities Fund II, LLP

On November 22, 2006, we entered into an Investment Agreement (the “Agreement”) with Dutchess Private Equities Fund, Ltd. (“Dutchess”) to provide us with an equity line of credit. Pursuant to this Agreement, Dutchess is contractually obligated to purchase up to $10,000,000 of the Company’s Stock over the course of 36 months (“Line Period”), after our registration statement was declared effective (“Effective Date”). The amount that the Company is entitled to request from each of the purchase “Puts”, is  equal to either 1) $100,000 or 2) 200% of the average daily volume (U.S market only) (“ADV”), multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date.  The ADV is computed using the ten (10) trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice is set at ninety-five percent (95%) of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date.  As of March 31, 2009, we have never accessed this line of credit and do not anticipate accessing this line of credit in 2009.  This Agreement expires in November 2009 and we do not anticipate renewing it or extending it at that time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2009, the Company issued 12,500 shares of common stock as compensation pursuant to the terms of an employment agreement, having a fair value of $11,875 based upon fair value on the date of grant.   Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On March 2, 2009, the Company issued 3,500 shares of common stock for consulting services having a fair value of $3,325 based upon fair value on the date of grant.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On February 5, 2009, the Company authorized the issuance of 50,000 shares of common stock as compensation having a fair value of $49,000.  The shares vest equally on February 5, 2010 and February 5, 2011 and require a one year holding period.   Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.
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

On January 15, 2009, the Company issued 15,000 shares of Company’s common stock, having a fair value of $14,850 on the grant date and $10,000 in exchange for the purchase of a website domain name. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On January 2, 2009, the Company issued 3,500 shares of common stock for consulting services having a fair value of $2,275 based upon fair value on the date of grant. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)         Exhibits

              31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

              32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)         Reports of Form 8-K

              None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP INTERACTIVE, INC.

Date: May 15, 2009	By:	/s/ Clifford Lerner
Clifford Lerner President, Chief Executive Officer, Chief Financial Officer