Form 10-Q
period 2009-06-30
Snap Interactive, Inc
filed 2009-08-14
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

SNAP INTERACTIVE, INC.
 (Exact name of registrant as specified in Charter)

DELAWARE	000-52176	20-3191847
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

363 7th Avenue, 13th Floor, New York, NY 10001
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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2009:  10,841,323 shares of Common Stock.

SNAP INTERACTIVE, INC.

FORM 10-Q
June 30, 2009
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

SIGNATURE

 Item 1. Financial Information

SNAP INTERACTIVE, INC AND SUBSIDIARIES

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED).

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED).

PAGES	5 – 21	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash	$1,411,129	$1,529,354
Investments	251,623	-
Accounts receivable, net	294,869	386,507
Prepaid Expense	76,346	398
Total Current Assets	2,033,967	1,916,259

Property and Equipment, net	89,371	31,297

Other Assets
Security Deposit	33,435	18,750
Total Other Assets	33,435	18,750

Total Assets	$2,156,773	$1,966,306

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$261,990	$332,731
Settlement Payable	22,553	21,888
Convertible Notes Payable - Related Party	45,486	35,348
Accrued interest	20,077	18,731
Total Current Liabilities	350,106	408,698

Long Term Liabilities
Settlement Payable	11,793	23,238
Convertible Notes Payable - Related Party	-	10,138

Total Liabilities	361,899	442,074

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
10,837,823 and 10,700,395 shares issued and outstanding, respectively	10,836	10,700
Additional paid-in capital	2,507,396	2,368,397
Accumulated deficit	(709,679)	(822,581)
Less: deferred compensation	(13,679)	(32,284)
Total Stockholders' Equity	1,794,874	1,524,232

Total Liabilities and Stockholders' Equity	$2,156,773	$1,966,306

See accompanying notes to condensed consolidated unaudited financial statements

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenue	$784,242	$533,257	$1,553,214	$1,053,159

Cost of Revenue	298,857	195,854	606,897	331,947

Gross Profit	485,385	337,403	946,317	721,212

Operating Expenses
Depreciation and Amortization	4,874	3,071	8,565	5,360
Compensation expense	175,363	110,031	318,113	188,492
Consulting Fees	-	15,187	-	15,187
Advertising expense	-	2,150	-	10,470
Professional Fees	32,913	14,101	82,200	36,755
Insurance expense	20,076	6,969	35,386	11,894
Investor relations expense	22,243	-	46,308	-
Rent	33,542	15,495	56,451	19,548
General and administrative	65,339	25,266	111,686	97,696
Total Operating Expenses	354,350	192,270	658,709	385,402

Income from Operations	131,035	145,133	287,608	335,810

Other Income (Expense)
Interest Expense	(1,269)	(1,558)	(2,592)	(3,219)
Other Income	4,001	-	7,404	-
Interest Income	4,218	1,287	7,037	2,780
Total Other Expense, net	6,950	(271)	11,849	(439)

Income Before Provision For Income Taxes	137,985	144,862	299,457	335,371

Provision for Income Taxes	(91,555)	-	(186,555)	-

Net Income	$46,430	$144,862	$112,902	$335,371

Net Income Per Share - Basic	$0.00	$0.01	0.01	0.03

Net Income Per Share - Diluted	$0.00	$0.01	0.01	0.03

Weighted average number of shares outstanding
during the period - Basic	10,814,417	10,337,923	10,795,210	10,335,898

Weighted average number of shares outstanding
during the period - Diluted	10,989,602	11,416,049	10,970,395	11,414,024

See accompanying notes to condensed consolidated unaudited financial statements

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Changes in Stockholder’s Equity
For the Six Months Ended June 30, 2009
(Unaudited)

	Preferred Stock		Common stock
	$.001 Par Value		$.001 Par Value		Additional			Total
					paid-in	Accumulated	Deferred	Stockholder's
		Amount	Shares	Amount	capital	Deficit	Compensation	Equity

Balance, for the year ended December 31, 2008	-	$-	10,700,395	$10,700	$2,368,397	$(822,581)	$(32,284)	$1,524,232

Deferred compensation realized	-	-	-	-	-	-	30,046	30,046

Stock options granted for services	-	-	-	-	45,998	-	-	45,998

Share based compensation	-	-	-	-	26,160	-	-	26,160

Shares issued for services	-	-	122,428	121	52,006	-	(11,441)	40,686

Shares issued for domain name	-	-	15,000	15	14,835	-	-	14,850

Net Income, for the six months ended June 30, 2009	-	-	-	-	-	112,902	-	112,902

Balance, June 30, 2009 (Unaudited)	-	$-	10,837,823	$10,836	$2,507,396	$(709,679)	$(13,679)	$1,794,874

See accompanying notes to condensed consolidated unaudited financial statements

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net Income	$112,902	$335,371
Adjustments to reconcile net income to net cash provided by operations
Depreciation/Amortization	8,564	5,360
Amortization of stock based compensation	45,998	1,708
Deferred Compensation	18,605	-
Stock based compensation	78,287	91,928
(Increase) Decrease in:
Accounts Receivable	91,638	49,855
Prepaid Expense	(75,948)	10,522
Security Deposit	(14,685)	(16,540)
Increase (Decrease) in:
Accounts payable and accrued expenses	(81,521)	(7,499)
Accrued interest payable	1,346	1,346
Net Cash Provided by Operating Activities	185,186	472,051

Cash Flows From Investing Activities:
Increase in Investments	(251,623)	-
Purchase of Fixed Assets and Domain Name	(51,788)	(17,005)
Net Cash Used In Investing Activities	(303,411)	(17,005)

Net Cash Provided By Financing Activities	-	-

Net Increase (Decrease) in Cash	(118,225)	455,046

Cash at Beginning of Period	1,529,354	318,143

Cash at End of Period	$1,411,129	$773,189

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,247	$-
Cash paid for taxes	$78,210	$1,809

Supplemental disclosure of non-cash investing and financing activities:

15,000 shares of common stock were issued during the period for a domain name with a fair value of $14,850.

See accompanying notes to condensed consolidated unaudited financial statements

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
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

(B) Principles of Consolidation

The accompanying 2009 and 2008 consolidated financial statements include the accounts of Snap Interactive, Inc., its 100% owned subsidiaries eTwine, Inc and Snap Mobile Limited.   Snap Mobile Limited is a United Kingdom Corporation, and was incorporated on June 10, 2009.  All intercompany accounts have been eliminated in the consolidation.

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

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

(E) Investments

Included in investments at June 30, 2009 is a certificate of deposit held at a U.S. financial institution of $251,623 that matures on December 9, 2009.  The investments are considered “available for sale.”

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

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
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

There were no impairment losses recorded during the six months ended June 30, 2009 and 2008, respectively.

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

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, warrants, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share.  For the three and six months ended June 30, 2008 the 1,330,000 shares issuable upon the exercise of stock options and warrants were not included in the computation of income per share because their inclusion is anti-dilutive.  For the three and six  months ended June 30, 2009, 3,430,000 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted income per share because their inclusion is anti-dilutive.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income (loss) for the period	$46,430	$144,862	$112,902	$335,371

Weighted average number of shares outstanding	10,814,417	10,337,923	10,795,210	10,335,898

Basic earnings per share	$0.00	$0.01	$0.01	$0.03

The following table sets for the computation of diluted earnings per share:

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income (loss) for the year	$46,430	$144,862	$112,902	$335,371
Add: Adjustment for interest on 6% convertible notes	682	682	1,365	1,365

Adjusted net income (loss)	$47,112	$145,544	$114,267	$336,736

Weighted average number of shares outstanding	10,814,417	10,337,923	10,795,210	10,335,898
Add: Weighted Average shares assumed to be issued upon conversion of 6% convertible notes as of the date of issuance	175,185	175,185	175,185	175,185
Dilutive Warrants and options as of beginning of period	-	902,941	-	902,941
Weighted average number of common and common equivalent shares	10,989,602	11,414,024	10,970,395	11,414,024

Diluted earnings(loss) per share	$0.00	$0.01	$0.01	$0.03

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
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

(N) Concentration of Credit Risk

At June 30, 2009, 19.29% of sales earned were due from Customer A, 35.54% were due from Customer B, 15.20% were due from Customer C.

At June 30, 2009, 18.32% of Accounts Receivable are due from Customer A, 42.15% are due from Customer B, and 18.69% were due from Customer C.

At June 30, 2008, 20.48% of sales earned were due from Customer A, 20.31% were due from Customer B, and 10.77% were due from Customer E.

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $689,725 in excess of FDIC insurance limits as of June 30, 2009.

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

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

The Company recognizes revenue as earned on a click through basis. As the traffic moves through the websites per click, the contract amount is recognized as revenue. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. The Company also recognizes revenue on a cost-per-impression basis where advertisers pay the Company based on the number of times their ads appear in the Company’s websites.

The Company also recognizes revenue based on revenue sharing agreements.  In a particular agreement the Company received 50% of gross revenue of initial and renewing customer subscriptions through June 11, 2008. After June 11, 2008, the agreement was amended so that the Company receives $4 per initial and renewing customer subscriptions after June 12, 2008. Gross revenues are delivered to the Company within 30 days after each calendar month. Additionally, on August 20, 2008, the agreement was amended for a one time payment of $1 each for 1,412 registrations. This was a one time payment and will not be paid in the future. Effective March 11, 2009 the agreement has been terminated and no additional payments were received under the agreement subsequent to March 10, 2009.

(P) Cost of Revenue

Cost of revenues includes the expenses associated with the operation of our data centers, including labor, consulting, hosting, server and web design and programming expenses.

(Q) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(R) Advertising

Advertising costs are expensed as incurred.  Advertising expense was $0 and $10,470 for the six months ended June 30, 2009 and 2008, respectively.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

(S) Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s  financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

NOTE 2     PROPERTY AND EQUIPMENT

At June 30, 2009 and December 31, 2008 property and equipment is as follows:

	As of June 30, 2009	As of December 31, 2008

Computer/Equipment and Furniture	$72,844	$31,142
Website Domain Name	24,938	-
Software	1,353	1,353
Website costs	40,500	40,500
Less accumulated depreciation and amortization	(50,264)	(41,698)

	$89,371	$31,297

Depreciation and amortization expense for the six months ended June 30, 2009 and 2008 was $8,564, and $5,360, respectively.

NOTE 3     STOCKHOLDERS’ EQUITY

(A)   Common Stock Issued for Services

On June 1, 2009, the Company issued 12,500 shares of common stock as compensation pursuant to the terms of an employment agreement, having a fair value of $9,876 based upon fair value on the date of grant.   As of June 30, 2009 $6,584 is recorded as consulting expense and $3,292 is recorded as deferred compensation.

On June 1, 2009, the Company issued 3,500 shares of common stock for consulting services having a fair value of $2,765 based upon fair value on the date of grant (See Note (6B)).

On May 12, 2008, the Company authorized the issuance of 21,428 shares of common stock as compensation having a fair value of $15,000.  The shares vested on April 22, 2009.  As of June 30, 2009, $15,000 is recorded as compensation expense.

On May 1, 2009, the Company issued 7,000 shares of common stock for consulting services having a fair value of $4,690 based upon fair value on the date of grant (See Note (6B)).

On May 4, 2009, the Company authorized the issuance of 20,000 shares of common stock as compensation having a fair value of $15,800.  The shares vest equally on May 4, 2010 and May 4, 2011 and require a one year holding period.  As of June 30, 2009, $566 is recorded as compensation expense.

On April 22, 2009, the Company authorized the issuance of 20,000 shares of common stock as compensation having a fair value of $14,000.  The shares vest equally on April 22, 2010 and April 22, 2011 and require a one year holding period.  As of June 30, 2009, $591 is recorded as compensation expense.

On March 1, 2009, the Company issued 12,500 shares of common stock as compensation pursuant to the terms of an employment agreement, having a fair value of $11,875 based upon fair value on the date of grant.   As of June 30, 2009 $11,875 is record as consulting expense (See Note 6 (B)).

On March 2, 2009, the Company issued 3,500 shares of common stock for consulting services having a fair value of $3,325 based upon fair value on the date of grant (See Note 6 (B)).

On February 3, 2009, the Company issued 5,000 shares of common stock for services having a fair value of $4,950 based upon fair value on the date of grant.   As of June 30, 2009 $1,980 is recorded as consulting expense and $2,970 is recorded as deferred compensation (See Note (6B)).

On February 5, 2009, the Company authorized the issuance of 50,000 shares of common stock as compensation having a fair value of $49,000.  The shares vest equally on February 5, 2010 and February 5, 2011 and require a one year holding period.  As of June 30, 2009, $6,041 is recorded as compensation expense.

On February 3, 2009, the Company issued 3,500 shares of common stock for consulting services having a fair value of $3,465 based upon fair value on the date of grant (See Note 6(B)).

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

On January 2, 2009, the Company issued 3,500 shares of common stock for consulting services having a fair value of $2,275 based upon fair value on the date of grant (See Note 6(B)). .

On January 15, 2009, the Company issued 15,000 shares of Company’s common stock, having a fair value of $14,850 on the grant date and $10,000 in exchange for the purchase of a website domain name.

(B)  Stock Options and Warrants Issued for Services

The following tables summarize all stock option and warrant grants to employees and consultants for the six months ended June 30, 2009, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2008	3,180,000	0.89
Granted	-
Exercised	-
Forfeited	-
Balance at June 30, 2009	3,180,000
Options exercisable at June 30, 2009	2,860,000	$0.89
Weighted average fair value of options granted during 2009		$-0-

Of the total options granted, all 2,860,000 are fully vested, exercisable and non-forfeitable.

The following table summarizes information about stock options and warrants for the Company for the six months Ended June 30, 2009 and 2008:

2009 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2009	Weighted Average Exercise Price
$0.40	1,500,000	3.46	$0.40	1,500,000	$0.40
$0.50 - 3.00	1,680,000	3.13	$1.46	1,360,000	$1.31

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

2008 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2008	Weighted Average Exercise Price
$0.40	1,500,000	4.46	$0.40	1,500,000	$0.40
$0.50 - 3.00	1,300,000	3.96	$1.46	1,300,000	$1.29

2009 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2009	Weighted Average Exercise Price
$1.20	250,000	1.01	$1.20	250,000	$1.20

2008 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 20, 2008	Weighted Average Exercise Price
$1.20	250,000	2.01	$1.20	250,000	$1.20

NOTE 4     CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 (extended to December 31, 2009) and bearing interest at a rate of 6% per annum. All debt can be converted at the rate of $0.25 per share for each $1 of debt.  The cash offering price at that time was $0.25 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 200,000 shares of common stock.  The fair value of the common stock was $0.25 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At June 30, 2009, the Company had a remaining balance due of $35,348.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.30 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At June 30, 2009 the Company had a remaining balance due March 1, 2010 of $10,138.

NOTE 5     SETTLEMENT PAYABLE

On January 5, 2008 the Company entered into an agreement with a service provider requiring a total payment of $97,000. $25,000 was paid on January 5, 2008 the remaining $72,000 is payable in 36 monthly installments with imputed interest at a rate of 6% starting January 5, 2008.

NOTE 6     COMMITMENTS

(A) Employment Agreements

In January and February 2009, the Company entered into various agreements with several employees whereby the company is required to issue up to 100,000 shares of the Company’s common stock in various increments over the following two years subject to conditions including continued employment with the Company at the time of issuance.

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

On December 1, 2007 the Company entered into a one year employment agreement with its co-founder. As compensation for services received, the Company is required to issue 100,000 shares of common stock, an option to purchase 1,000,000 shares and annual compensation of $160,000 a year beginning January 2008 with annual bonus and salary increases determined by the Company.  The agreement also calls for the employee to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  On October 10, 2008, the Company issued 250,000 shares of common stock for professional services rendered having a fair value of $50,000 on the date of grant.  The Company also issued a $25,000 cash bonus for the year ended December 31, 2008.  As of June 30, 2009 the employment agreement has not been extended, however the employment relationship had continued under the same terms with an annual compensation of $175,000 Beginning February 28, 2009 the co-founder will also receive a $750 per month transportation allowance. (See Note 3(A)).

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

On December 13, 2006 the Company executed an employment agreement with its President and CEO.  The term ceases December 1, 2007 but it was renewed for a period of one additional year through December 1, 2008.  As compensation for services, the President will receive annual compensation of $160,000 a year beginning January 1, 2008.  The agreement also calls for the employee to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  For the year ended December 31, 2008 a $100,000 cash year end bonus has been issued. As of June 30, 2009 the employment agreement has not been extended, however the employment relationship had continued under the same terms with an annual compensation of $200,000.

(B) Consulting Agreements

On March 19, 2009, the Company entered into a one year agreement with an unrelated third party to provide advertising management services. In exchange for the services provided the Company will pay a fee on a cpm basis for each advertisement passing through the third party’s computer server

On January 21, 2009, the Company entered into a one year consulting agreement with an unrelated third party to provide computer consulting services.  In exchange for the services provided the Company issued 5,000 shares of common stock for consulting services     having a fair value of $4,950 based upon fair value on the date of grant.   As of June 30, 2009 $1,980 is recorded as consulting expense and $2,970 is recorded as deferred compensation (See Note (3(B)).

On September 11, 2008, the Company entered into a one year consulting agreement with an unrelated third party to provide legal services.  In exchange for the services provided the Company was required to issue 50,000 shares of the Company’s common stock.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

On September 4, 2008, the Company entered into a one year consulting agreement with an unrelated third party to provide professional services.  In exchange for the services provided the Company was required to issue 42,000 shares of the Company’s common stock on a monthly basis of 3,500 shares per month and a monthly payment of $3,000 for September through November increasing to $7,500 per month for December 2008 through August 2009.  In addition, upon satisfactory performance of services for the initial three month period the Company was to issue 18,000 shares of stock or a cash payment of $13,500. The additional payment was to be issued no later than December 31, 2008.  Effective, December 3, 2008 the terms of the original agreement were  modified.  The Company made a one-time payment of $5,000 and issued 15,000 shares of the Company’s common stock representing full satisfaction of the additional payment required.  The term of the agreement was then amended from December 4, 2008 through March 3, 2009 to reflect a revised monthly fee of $5,000 and 10,500 shares issued in equal monthly installments of 3,500 shares.  The agreement subsequently continued on a month to month basis and was terminated effective on August 3, 2009 with no further payment due (See Note 3(A)).

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

Effective January 9, 2008, the Company entered into a consulting agreement with an unrelated third party to provide marketing and advertising services.  In exchange for consulting services the Company granted an option to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.  These options vest immediately and have an expiration date of 3 years (See Note 3(B)).

On October 1, 2007, the company entered in to a three month consulting agreement with a public-relations company.  The company was required to issue 50,000 shares of common stock and  pay $17,000 payable in two installments.  On October 1, 2007 $10,000 was paid and on October 2, 2007 50,000 shares of common stock were issued.  The $7,000 payment was being disputed by the Company due to breach of contract.  In May 2009, the Company entered into a mutual release and settlement agreement.  The remaining outstanding balance owed by the Company has been waived and no additional payments are due.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

(C) Operating Lease Agreements

On February 25, 2009 the Company executed a three-year non-cancelable operating lease for its new corporate office space. The lease began on April 1, 2009 and expires on March 31, 2012.  Total base rent due during the term of the lease is $313,680.

On April 4, 2008, the Company executed a two-year non-cancelable operating lease for its office space. The lease began on May 1, 2008 and expires on April 30, 2010.   Subsequent to the Company’s move to the new corporate location, this space was subleased for lease term beginning May 1, 2009 and expiring April 30, 2010 for a total base rent of $29,000 during the term of the sublease.

(D)   Investment Agreement

On November 22, 2006, we entered into an Investment Agreement (the “Agreement”) with Dutchess Private Equities Fund, Ltd. (“Dutchess”) to provide us with an equity line of credit. Pursuant to this Agreement, Dutchess is contractually obligated to purchase up to $10,000,000 of the Company’s Stock over the course of 36 months (“Line Period”), after our registration statement was declared effective (“Effective Date”). The amount that the Company is entitled to request from each of the purchase “Puts”, is  equal to either 1) $100,000 or 2) 200% of the average daily volume (U.S market only) (“ADV”), multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date.  The ADV is computed using the ten (10) trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice is set at ninety-five percent (95%) of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date.  As of June 30, 2009, we have never accessed this line of credit and do not anticipate accessing this line of credit in 2009.  This Agreement expires in November 2009 and we do not anticipate renewing it or extending it at that time.

(E)  Placement Agent Agreement

On August 20, 2008, we entered into a non-exclusive Placement Agent Agreement (the “Agreement”) with a firm to serve as our placement agent for certain transactions.  Pursuant to this Agreement, the placement agent will receive a fee based on a formula that includes cash and warrants for transactions which occur via an introduction made by the firm.  As of June 30, 2009, we have not entered into any such transactions.

NOTE 7     RELATED PARTY TRANSACTIONS

On December 1, 2007 the Company entered into a one year employment agreement with an officer.  As compensation for services received the Company is required to issue 100,000 shares of common stock, an option to purchase 1,000,000 shares and an annual compensation of $160,000 per year beginning January 2008. As of June 30, 2009 the employment agreement has not been extended, however the employment relationship has continued under the same terms with an annual compensation of $175,000.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.

On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 and bearing interest at a rate of 6% per annum. Effective December 15, 2008, the note was extended to December 31, 2009.  All debt can be converted at the rate of $0.25 per share for each $1 of debt.  The cash offering price at that time was $0.25 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 200,000 shares of common stock.  The fair value of the common stock was $0.25 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At June 30, 2009, the Company had a remaining balance due of $35,348.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.30 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At June 30, 2009, the Company had a remaining balance due March 1, 2010 of $10,138.

NOTE 8      SUBSEQUENT EVENT

In preparing these condensed consolidated financial statements, we have evaluated events and transactions for potential recognition or disclosure through August 14, 2009, the date the consolidated financial statements were issued.

On July 9, 2009, the Company issued 3,500 shares of common stock for consulting services having a fair value of $1,575 based upon fair value on the date of grant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated under the laws of the State of Delaware on July 19, 2005. Clifford Lerner is our sole officer and director, as well as our controlling stockholder. We currently have eleven other employees. On December 30, 2005, we obtained all of the shares of eTwine, Inc. a New York Corporation incorporated in May 2004, pursuant to a Stock Purchase Agreement and Share Exchange between eTwine, Inc. and us in consideration for the issuance of 8,227,000 shares to the eTwine, Inc. shareholders. Clifford Lerner remained our sole officer and director after the agreement and pursuant to the agreement eTwine, Inc. became our wholly owned subsidiary. Now we own and operate dating applications on social networking websites as well as an online dating website. The purpose of this merger was to create a holding company in the event we decide to acquire other entities in this industry in the future. In addition, the purpose was for the public entity to be a Delaware corporation which has provisions of its laws that are more favorable to our shareholders than New York laws.

We launched an online dating website called IamFreeTonight.com in November 2006 offering several unique features for singles including Group Dating & Dating by Schedule.

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

In March 2008 we launched two applications on MySpace Developer Platform: Are You Interested and a new brand called Flirt With Me.  FlirtWith Me is a dating application that allows users to send funny flirts to each other as well as exchange virtual gifts and messages.

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

Collectively we have nine applications across four social networking platforms (Facebook, MySpace, Hi5, & Bebo) along with the Are You Interested iPhone mobile application platform for mobile dating and AreYou Interested.com, a stand-alone online dating website.  Our three application brands are Are You Interested, Meet New People, & Flirt With Me.  As of June 30, 2009 we have in excess of 19 Million total installations of our applications.

On June 10, 2009 we incorporated SNAP Mobile Limited, a United Kingdom Corporation as a wholly-owned subsidiary.

Our Products

ARE YOU INTERESTED:  Are You Interested was launched on Facebook Platform (R) in August 2007.  Since its launch, Are You Interested has consistently been one of the leading pure-dating applications on Facebook as defined by Most Daily Active Users and Most Monthly Active Users, as well as Total Users.  Are You Interested allows users to view pictures of other members and indicate if they are “interested” by clicking “yes” on the picture.  We notify members when there is a mutual match.  Users are also able to exchange messages and virtual gifts on the application.  In March 2008 we launched Are You Interested on MySpace, in April 2008 we launched Are You Interested on Hi5 and later in 2008 we launched Are You Interested on Bebo.   Are You Interested now has in excess of 13 Million total installs on Facebook.

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

FLIRT WITH ME: Flirt With Me was launched on MySpace in March 2008, on Hi5 in April 2008, and recently on Bebo. Flirt With Me is a fun dating application that allows users to exchange flirts with each other and also integrates a "Flirt With Me" profile box onto a user's profiles to allow anyone who visits their profile the ability to send funny flirt messages. As of June 30, 2009, Flirt With Me had approximately 1 Million total installs.

In the coming months we will continue to enhance our current applications and products as well as consider building additional dating application on Facebook and other large social networking platforms.

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

In the future we may derive a larger percentage of our revenue from sources other than advertisements. In 2008 we began implementing premium fee-based content on our applications and may expand those offerings as time goes on. We have begun testing and will consider converting one or more of our applications to a subscription-based pay model in the near future. Our decision to convert to a pay model and/or charge for premium content is dependent upon a variety of factors. Some of these factors include how much activity there is on the applications, the nature of the payment processing tools available on the underlying Social Networking websites, the results of our internal testing, as well as our evaluation of the prioritization of revenue versus growth at the time. Each application will be evaluated on a case-by-case basis in light of the above factors. We have also begun implementing other revenue sources that have proven successful in the industry including the introduction of a “virtual currency” on several of our applications and the sale of premium “virtual goods,” and will consider incorporating these revenue sources into more of our products in the future.

Our Business Objectives

·       Continue to upgrade our existing applications and products

.       Promotion and expansion of our various products including our social networking applications, our iPhone application, and our AreYouInterested.com online dating website.

·       Consider building new applications on social networking platforms and further exploration of mobile platforms

·       Identify & explore new opportunities that emerge in our rapidly evolving industry

.       Increase our testing and analysis of revenue models including premium and subscription services.

Results of Operations for the Quarter and Six Months ended June 30, 2009 Compared to the Quarter and Six Months ended June 30, 2008

Revenues

Revenue increased from $533,257 for the quarter ended June 30, 2008 to $784,242 for the quarter ended June 30, 2009, an increase of $250,985.  Revenue increased from $1,053,159 for the six months ended June 30, 2008 to $1,553,214 for the six months ended June 30, 2009, an increase of $500,055.

These revenues are primarily generated from advertisements and premium features placed on our various applications.  The increase in revenue was primarily due to higher engagement on our applications in 2009 compared to the same time period in 2008 as well as the introduction of premium features to our applications to generate additional revenue. We did not offer premium fee-generating features on our applications during the same period in 2008.

Cost of Revenue

Cost of Revenue increased from $195,854 for the quarter ended June 30, 2008 to $298,857 for the quarter ended June 30, 2009, an increase of $103,003.  Cost of Revenue increased from 331,947 for the six months ended June 30, 2008 to $606,897 for the six months ended June 30, 2009, an increase of $274,950.  The increase in Cost of Revenue is primarily attributable to the overall expansion of our operations as compared to the previous year.  As our applications grew in size and traffic increased, our hosting costs increased substantially as did other costs associated with the programming, hosting, and maintenance of our applications.

Operating Expenses

Operating Expenses for the quarter ended June 30, 2009 increased to $354,350 from $192,270 for the quarter ended June 30, 2008, representing an increase of $162,080.  Operating Expenses for the six months ended June 30, 2009 increased to $658,709 from $385,402 for the six months ended June 30, 2008, representing an increase of $273,307.

The increase in Operating Expenses is primarily attributable to the overall expansion of our operations as compared to the previous year. Primary Operating Expenses include Compensation Expense, and General & Administrative Expenses

Compensation Expense for the quarter ended June 30, 2009 increased to $175,363 from $110,031 for the quarter ended June 30, 2008, representing a increase of $65,332.  Compensation Expense for the six months ended June 30, 2009 increased to $318,113 from 188,492 for the six months ended June 30, 2008, representing an increase of $129,621.   The increase in Compensation Expense is primarily attributable to the additional hires to increase our staff.

General and Administrative Expenses for the quarter ended June 30, 2009 increased to $65,339 from $25,266 for the quarter ended June 30, 2008, representing an increase of $40,073.  General and Administrative Expenses for the six months ended June 30, 2009 increased to $111,686 from $97,696 for the six months ended June 30, 2008, representing an increase of $13,990.  The increase in General and Administrative Expense is due to the overall expansion of our operations as compared to last year.

Professional fees for the quarter ended June 30, 2009 increased to $32,916 from $14,101 for the quarter ended June 30, 2008, representing an increase of $18,815.   Professional Fees for the six months ended June 30, 2009 increased to $82,200 from $36,755 for the six months ended June 30, 2008, representing an increase of $45,445.  The increase in professional fees was due to the overall expansion of our operations as compared to the previous year.

Net Income

Net Income decreased to $46,430 for the quarter ended June 30, 2009 from $144,862 for the quarter ended June 30, 2008, a decrease of $98,432.  Net Income decreased to $112,902 for the six months ended June 30, 2009 from $335,371 for the six months ended June 30, 2008, representing a decrease of $222,469.

The decrease in net income was primarily due to the provision for income taxes which were not paid during the same period last year due to a Net Operating Loss carry-forward from previous quarters.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by its operating activities and revenues derived from advertisements placed on our various applications as well as premium features placed on our applications.

As of June 30, 2009, the Company had $1,411,129 in cash.  Our cash declined from December 31, 2008 by $118,225 due to us investing $250,000 of our available cash in a 9-month Certificate of Deposit which expires on December 9, 2009 in an effort to gain a higher return on the capital and diversify our cash in order to reduce our FDIC insurance risk. Historically, the Company’s principal working capital needs have been met through continuing operations. As the Company grows and expands its operations, the need for working capital will increase. The Company expects to finance its internal growth with cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

The Company’s net income for the six months ended June 30, 2009 was $112,902.  Net cash provided by operating activities was $185,186 during the six months ended June 30, 2009 as compared to cash provided by operating activities of $472,051 for the six months ended June 30, 2008.  Cash provided by operating activities for the six months ended June 30, 2009 mainly consisted of net income of $112,902, a decrease in accounts receivable of $91,638 and offset by a decrease in accrued expenses of $81,521. The Company has an operating profit at this time and intends to use its cash to continue to funds its operations going forward.

Transaction with Dutchess Private Equities Fund II, LLP

On November 22, 2006, we entered into an Investment Agreement (the “Agreement”) with Dutchess Private Equities Fund, Ltd. (“Dutchess”) to provide us with an equity line of credit. Pursuant to this Agreement, Dutchess is contractually obligated to purchase up to $10,000,000 of the Company’s Stock over the course of 36 months (“Line Period”), after our registration statement was declared effective (“Effective Date”). The amount that the Company is entitled to request from each of the purchase “Puts”, is  equal to either 1) $100,000 or 2) 200% of the average daily volume (U.S market only) (“ADV”), multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date.  The ADV is computed using the ten (10) trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice is set at ninety-five percent (95%) of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date.  As of June 30, 2009, we have never accessed this line of credit and do not anticipate accessing this line of credit in 2009.  This Agreement expires in November 2009 and we do not anticipate renewing it or extending it at that time.

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

The Company also recognizes revenue based on the terms of a content licensing agreement. In a particular agreement the Company receives 50% of gross revenue of initial and renewing customer subscriptions where the initial subscriptions occurred through June 11, 2008. After June 11, 2008, the agreement was amended so that the Company receives a one-time payment of $4 per customer registration where such registration first occurs after June 12, 2008. Gross revenues are delivered to the Company within 30 days after each calendar month. Additionally, on August 20, 2008, the agreement was further amended to include a one time payment of $1,412 for all registrations during the period June 11, 2008 to August 20, 2008 for U.K registered uses not covered by the contract. This was a one time payment and will not be paid in the future.  Effective March 11, 2009 the agreement has been terminated and no additional payments were received under the agreement subsequent to March 10, 2009.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s  financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

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

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2009, the Company issued 3,500 shares of common stock for consulting services having a fair value of $2,765 based upon fair value on the date of grant. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On May 1, 2009, the Company issued 7,000 shares of common stock for consulting services having a fair value of $4,690 based upon fair value on the date of grant.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

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

SNAP INTERACTIVE, INC.

Date: August 14, 2009	By:	/s/ Clifford Lerner
Clifford Lerner President, Chief Executive Officer, Chief Financial Officer