Form 10-Q
period 2009-09-30
Snap Interactive, Inc
filed 2009-11-13
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2009:  10,863,823 shares of Common Stock.

1

SNAP INTERACTIVE, INC.

FORM 10-Q
September 30, 2009
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

SIGNATURE

2

Item 1. Financial Information

SNAP INTERACTIVE, INC AND SUBSIDIARIES

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED).

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED).

PAGES	5 – 19	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current Assets
Cash	$1,325,282	$1,529,354
Investments	253,256	-
Accounts receivable, net	429,922	386,507
Prepaid Expense	15,465	398
Total Current Assets	2,023,925	1,916,259

Property and Equipment, net	87,244	31,297

Other Assets
Security Deposit	33,435	18,750
Total Other Assets	33,435	18,750

Total Assets	$2,144,604	$1,966,306

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$164,006	$332,731
Deferred Revenue	18,405	-
Settlement Payable	22,892	21,888
Convertible Notes Payable - Related Party	45,486	35,348
Accrued interest	20,750	18,731
Total Current Liabilities	271,539	408,698

Long Term Liabilities
Settlement Payable	5,941	23,238
Convertible Notes Payable - Related Party	-	10,138

Total Liabilities	277,480	442,074

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
10,863,823 and 10,700,395 shares issued and outstanding, respectively	10,863	10,700
Additional paid-in capital	2,547,036	2,368,397
Accumulated deficit	(686,943)	(822,581)
Less: deferred compensation	(3,832)	(32,284)
Total Stockholders' Equity	1,867,124	1,524,232

Total Liabilities and Stockholders' Equity	$2,144,604	$1,966,306

See accompanying notes to condensed consolidated unaudited financial statements

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenue	$801,120	$871,324	$2,354,334	$1,924,483

Cost of Revenue	321,406	215,330	928,303	547,277

Gross Profit	479,714	655,994	1,426,031	1,377,206

Operating Expenses
Compensation expense	162,603	99,861	480,716	288,354
Professional Fees	30,286	17,500	158,794	60,370
General and administrative	206,542	90,976	418,630	245,015
Total Operating Expenses	399,431	208,337	1,058,140	593,739

Income from Operations	80,283	447,657	367,891	783,467

Other Income (Expense)
Interest Expense	(1,161)	(1,481)	(3,753)	(4,700)
Other Income	7,500	-	14,904	-
Interest Income	4,614	1,708	11,651	4,488
Total Other Expense, net	10,953	227	22,802	(212)

Income Before Provision For Income Taxes	91,236	447,884	390,693	783,255

Provision for Income Taxes	(68,500)	(37,601)	(255,055)	(37,601)

Net Income	$22,736	$410,283	$135,638	$745,654

Net Income Per Share - Basic	$0.00	$0.04	0.01	0.07

Net Income Per Share - Diluted	$0.00	$0.04	0.01	0.07

Weighted average number of shares outstanding
during the period - Basic	10,846,986	10,359,560	10,812,658	10,343,824

Weighted average number of shares outstanding
during the period - Diluted	11,022,171	11,437,686	11,605,008	11,421,950

See accompanying notes to condensed consolidated unaudited financial statements

Snap Interactive, Inc. and Subsidiaries
For the Nine Months Ended September 30, 2009
(Unaudited)

	Preferred Stock $.001 Par Value		Common stock $.001 Par Value		Additional			Total
					paid-in	Accumulated	Deferred	Stockholder's
		Amount	Shares	Amount	capital	Deficit	Compensation	Equity

Balance, for the year ended December 31, 2008	-	$-	10,700,395	$10,700	$2,368,397	$(822,581)	$(32,284)	$1,524,232

Deferred compensation realized	-	-	-	-	-	-	41,976	41,976

Stock options granted for services	-	-	-	-	53,981	-	-	53,981

Share based compensation	-	-	-	-	44,938	-	-	44,938

Shares issued for services	-	-	148,428	148	64,885	-	(13,524)	51,509

Shares issued for domain name	-	-	15,000	15	14,835	-	-	14,850

Net Income, for the nine months ended September 30, 2009	-	-	-	-	-	135,638	-	135,638

Balance, September 30, 2009 (Unaudited)	-	$-	10,863,823	$10,863	$2,547,036	$(686,943)	$(3,832)	$1,867,124

See accompanying notes to condensed consolidated unaudited financial statements

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net Income	$135,638	$745,654
Adjustments to reconcile net income to net cash provided by operations
Depreciation/Amortization	13,993	8,931
Stock based compensation	192,404	154,693
(Increase) Decrease in:
Accounts Receivable	(43,415)	(172,784)
Prepaid Expense	(15,068)	22,221
Security Deposit	(14,684)	(17,540)
Increase (Decrease) in:
Accounts payable and accrued expenses	(185,018)	3,485
Deferred revenue	18,405	-
Accrued interest payable	2,019	2,019
Net Cash Provided by Operating Activities	104,274	746,679

Cash Flows From Investing Activities:
Increase in Investments	(253,256)	-
Purchase of Fixed Assets and Domain Name	(55,090)	(19,335)
Net Cash Used In Investing Activities	(308,346)	(19,335)

Net Cash Provided By Financing Activities	-	-

Net Increase (Decrease) in Cash	(204,072)	727,344

Cash at Beginning of Period	1,529,354	318,143

Cash at End of Period	$1,325,282	$1,045,487

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,247	$-
Cash paid for taxes	$178,575	$1,909

Supplemental disclosure of non-cash investing and financing activities:

15,000 shares of common stock were issued during the period for a domain name with a fair value of $14,850.

See accompanying notes to condensed consolidated unaudited financial statements

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
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

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

(E) Investments

Included in investments at September 30, 2009 is a certificate of deposit held at a U.S. financial institution of $253,256 that matures on December 9, 2009.  The investments are considered “available for sale.”

The Company accounts for investments under FASB Accounting Standards Codification No. 820, Fair Value Measurements and Disclosures. FASB Accounting Standards Codification No. 820 defines and establishes a framework for measuring fair value and expands disclosures about fair value instruments. In accordance with FASB Accounting Standards Codification No. 820, the Company has categorized its financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. The Company does not have any financial liabilities that are required to be measured at fair value on a recurring basis and all assets have been valued using level 1 inputs.   If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

(F) Income Taxes

The Company accounts for income taxes under the FASB Accounting Standards Codification No. 740, Income Taxes.  Under FASB Accounting Standards Codification No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB Accounting Standards Codification No. 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

(G) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a three year life for software and five year life for computer equipment.

In accordance with FASB Accounting Standards Codification No. 360, Property, Plant and Equipment, the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

There were no impairment losses recorded during the nine months ended September 30, 2009 and 2008, respectively.

(H) Intangible Assets

In accordance with Statement FASB Accounting Standards Codification No. 350, Intangibles, Goodwill and Other, requires that intangible assets with a finite life are amortized over its life and requires that goodwill and intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise.

(I) Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation.  Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718.  FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(K) Income Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings Per Share.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, warrants, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share.  For the three and nine months ended September 30, 2008 the 1,330,000 shares issuable upon the exercise of stock options and warrants were not included in the computation of income per share because their inclusion is anti-dilutive.  For the three and nine  months ended September 30, 2009, 3,400,000 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted income per share because their inclusion is anti-dilutive.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net income (loss) for the period	$22,736	$410,283	$135,638	$745,654

Weighted average number of shares outstanding	10,846,986	10,359,560	10,812,658	10,343,824

Basic earnings per share	$0.00	$0.04	$0.01	$0.07

The following table sets for the computation of diluted earnings per share:

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net income (loss) for the period	$22,736	$410,283	$135,638	$745,654
Add: Adjustment for interest on 6% convertible notes	682	1,364	2,047	1,364

Adjusted net income (loss)	$23,418	$411,647	$137,685	$747,018

Weighted average number of shares outstanding	10,846,986	10,359,560	10,812,658	10,343,824
Add: Weighted Average shares assumed to be issued upon conversion of 6% convertible notes as of the date of issuance	175,185	175,185	175,185	175,185
Dilutive Warrants and options as of beginning of period	-	902,941	617,165	902,941
Weighted average number of common and common equivalent shares	11,022,171	11,437,686	11,605,008	11,421,950

Diluted earnings(loss) per share	$0.00	$0.04	$0.01	$0.07

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

(L) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts receivable, accounts payable, advances from stockholder and notes payable approximate fair value based on the short-term maturity of these instruments.

(M) Research and Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350, Intangibles – Goodwill & Other.  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  Expenses subsequent to the launch have been expensed as research and development expenses.

(N) Concentration of Credit Risk

At September 30, 2009, 34.57% of sales earned were due from Customer A, 27.63% were due from Customer B, and 11.82% were due from Customer C.

At September 30, 2009, 31.43% of Accounts Receivable is due from Customer A, and 54.84% are due from Customer B.

At September 30, 2008, 31.88% of sales earned were due from Customer A, 18.51% were due from Customer B, and 11.17% were due from Customer C.

At September 30, 2008, 10% of Accounts Receivable were due from Customer C, 57.60% are due from Customer P, and 17.60% were due from Customer S.

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $622,702 in excess of FDIC insurance limits as of September 30, 2009.

(O) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB Accounting Standards Codification No. 605, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

The Company recognizes revenue from monthly premium subscription fees in the month in which the services are used. Revenues are presented net of processing fees, credits and known credit card chargebacks.   Subscriptions are offered in durations of varying length from one month to twelve months.

The Company recognizes revenue from the direct sale of "points" over two months.  Points can be used in exchange for premium features on products.

(P) Cost of Revenue

Cost of revenues includes the expenses associated with the operation of our data centers, including labor, consulting, hosting, server and web design and programming expenses.

(Q) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(R) Advertising

Advertising costs are expensed as incurred.  Advertising expense was $0 and $10,470 for the nine months ended September 30, 2009 and 2008, respectively.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

(S) Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Accounting Standards Codification No. 855, Subsequent Events. FASB Accounting Standards Codification No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB Accounting Standards Codification No. 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB Accounting Standards Codification No. 855 is effective for interim or annual financial periods ending after September 15, 2009. The adoption of this FASB Accounting Standards Codification No. did not have a material effect on the Company’s  financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860, Transfers and Servicing. FASB Accounting Standards Codification No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB Accounting Standards Codification No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption that FASB Accounting Standards Codification No. 860 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810, Consolidation. FASB Accounting Standards Codification No. 810 improves financial reporting by enterprises involved with variable interest entities. FASB Accounting Standards Codification No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No. 810 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 105, GAAP The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB Accounting Standards Codification No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB Accounting Standards Codification No. 105. All other accounting literature not included in the Codification is nonauthoritative. The adoption of the Codification did not have a significant impact on the Company’s financial statements.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

 NOTE 2     PROPERTY AND EQUIPMENT

At September 30, 2009 and December 31, 2008 property and equipment is as follows:

	As of September 30, 2009	As of December 31, 2008

Computer/Equipment and Furniture	$76,143	$31,142
Website Domain Name	24,938	-
Software	1,353	1,353
Website costs	40,500	40,500
Less accumulated depreciation and amortization	(55,690)	(41,698)

Total Property And Equipment	$87,244	$31,297

Depreciation and amortization expense for the nine months ended September 30, 2009 and 2008 was $13,993, and $8,931, respectively.

NOTE 3     STOCKHOLDERS’ EQUITY

(A)   Common Stock Issued for Services

As of September 30, 2009, the Company has issued 148,428 shares of common stock as compensation pursuant to agreements with a fair value totaling $107,009. To date, $93,485 is recorded as compensation expense and $13,524 is recorded as deferred compensation.

As of September 30, 2009, the Company has authorized the issuance of 165,000 shares of common stock as compensation pursuant to agreements with a fair value totaling $138,400. To date, $44,938 has been recognized as compensation expense.

 On January 15, 2009, the Company issued 15,000 shares of Company’s common stock, having a fair value of $14,850 on the grant date and $10,000 in exchange for the purchase of a website domain name.

(B)  Stock Options and Warrants Issued for Services

The following tables summarize all stock option and warrant grants to employees and consultants for the nine months ended September 30, 2009, and the related changes during these periods are presented below.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2008	3,180,000	0.89
Granted	-
Exercised	-
Forfeited	(30,000)
Balance at September 30, 2009	3,150,000
Options exercisable at September 30, 2009	2,880,000	$0.84
Weighted average fair value of options granted during 2009		$-0-

Of the total options granted, 2,880,000 are fully vested, exercisable and non-forfeitable.

The following table summarizes information about stock options and warrants for the Company as of September 30, 2009 and December 31, 2008:

2009 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2009	Weighted Average Exercise Price
$0.40	1,500,000	3.21	$0.40	1,500,000	$0.40
$0.50 - 3.00	1,650,000	2.78	$1.45	1,380,000	$1.32

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

2008 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.40	1,500,000	3.95	$0.40	1,500,000	$0.40
$0.50 - 3.00	1,680,000	3.68	$1.46	1,360,000	$1.31

2009 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2009	Weighted Average Exercise Price
$1.20	250,000	0.76	$1.20	250,000	$1.20

2008 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$1.20	250,000	1.53	$1.20	250,000	$1.20

NOTE 4     CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 (extended to December 31, 2009) and bearing interest at a rate of 6% per annum. All debt can be converted at the rate of $0.25 per share for each $1 of debt.  The cash offering price at that time was $0.25 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 200,000 shares of common stock.  The fair value of the common stock was $0.25 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At September 30, 2009, the Company had a remaining balance due of $35,348.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.30 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At September 30, 2009 the Company had a remaining balance due March 1, 2010 of $10,138.

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

The company has entered into Employment Agreements with employees for various terms through June 30, 2011 requiring a total commitment of salaries and bonuses totaling $300,875.  The agreements also call for the employees to receive health benefits as well as various stock and option awards (See Note 3(A) and (B)).

On December 1, 2007 the Company entered into a one year employment agreement with its co-founder. As compensation for services received, the Company is required to issue 100,000 shares of common stock, an option to purchase 1,000,000 shares and annual compensation of $160,000 a year beginning January 2008 with annual bonus and salary increases determined by the Company.  The agreement also calls for the employee to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  On October 10, 2008, the Company issued 250,000 shares of common stock for professional services rendered having a fair value of $50,000 on the date of grant.  The Company also issued a $25,000 cash bonus for the year ended December 31, 2008.  As of September 30, 2009 the employment agreement has not been extended, however the employment relationship had continued under the same terms with an annual compensation of $175,000. Beginning February 28, 2009 the co-founder receives $750 per month as a transportation allowance. (See Note 3(A)).

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

On December 13, 2006 the Company executed an employment agreement with its President and CEO.  The term ceases December 1, 2007 but it was renewed for a period of one additional year through December 1, 2008.  As compensation for services, the President will receive annual compensation of $160,000 a year beginning January 1, 2008.  The agreement also calls for the employee to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  For the year ended December 31, 2008 a $100,000 cash year-end bonus has been issued. As of September 30, 2009 the employment agreement has not been extended, however the employment relationship had continued under the same terms with an annual compensation of $200,000.

(B) Consulting Agreements

On March 19, 2009, the Company entered into a one year agreement with an unrelated third party to provide advertising management services. In exchange for the services provided the Company will pay a fee on a CPM (Cost Per Thousand Impressions) basis for each advertisement passing through the third party’s computer server

On January 21, 2009, the Company entered into a one year consulting agreement with an unrelated third party to provide computer consulting services.  In exchange for the services provided the Company issued 5,000 shares of common stock for consulting services having a fair value of $4,950 based upon fair value on the date of grant.   As of September 30, 2009 $2,441 is recorded as consulting expense and $1,750 is recorded as deferred compensation (See Note (3(B)).

On September 11, 2008, the Company entered into a one year consulting agreement with an unrelated third party to provide legal services.  In exchange for the services provided the Company was required to issue 50,000 shares of the Company’s common stock.

On September 4, 2008, the Company entered into a one year consulting agreement with an unrelated third party to provide professional services.  In exchange for the services provided the Company was required to issue 42,000 shares of the Company’s common stock on a monthly basis of 3,500 shares per month and a monthly payment of $3,000 for September through November increasing to $7,500 per month for December 2008 through August 2009.  In addition, upon satisfactory performance of services for the initial three month period the Company was to issue 18,000 shares of stock or a cash payment of $13,500. The additional payment was to be issued no later than December 31, 2008.  Effective, December 3, 2008 the terms of the original agreement were  modified.  The Company made a one-time payment of $5,000 and issued 15,000 shares of the Company’s common stock representing full satisfaction of the additional payment required.  The term of the agreement was then amended from December 4, 2008 through March 3, 2009 to reflect a revised monthly fee of $5,000 and 10,500 shares issued in equal monthly installments of 3,500 shares.  The agreement subsequently continued on a month to month basis and was terminated effective on August 3, 2009 with no further payment due.

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

(D)   Investment Agreement

On November 22, 2006, we entered into an Investment Agreement (the “Agreement”) with Dutchess Private Equities Fund, Ltd. (“Dutchess”) to provide us with an equity line of credit. Pursuant to this Agreement, Dutchess is contractually obligated to purchase up to $10,000,000 of the Company’s Stock over the course of 36 months (“Line Period”), after our registration statement was declared effective (“Effective Date”). The amount that the Company is entitled to request from each of the purchase “Puts”, is  equal to either 1) $100,000 or 2) 200% of the average daily volume (U.S market only) (“ADV”), multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date.  The ADV is computed using the ten (10) trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice is set at ninety-five percent (95%) of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date.  As of September 30, 2009, we have never accessed this line of credit and do not anticipate accessing this line of credit in 2009.  This Agreement expires in November 2009 and we do not anticipate renewing it or extending it at that time.

(E)  Placement Agent Agreement

On August 20, 2008, we entered into a non-exclusive Placement Agent Agreement (the “Agreement”) with a firm to serve as our placement agent for certain transactions.  Pursuant to this Agreement, the placement agent will receive a fee based on a formula that includes cash and warrants for transactions which occur via an introduction made by the firm.  This agreement has been terminated effective August 30, 2009 and no such transactions occurred.

NOTE 7     RELATED PARTY TRANSACTIONS

On December 1, 2007 the Company entered into a one year employment agreement with an officer.  As compensation for services received the Company is required to issue 100,000 shares of common stock, an option to purchase 1,000,000 shares and an annual compensation of $160,000 per year beginning January 2008. As of September 30, 2009 the employment agreement has not been extended, however the employment relationship has continued under the same terms with an annual compensation of $175,000.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.

On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 and bearing interest at a rate of 6% per annum. Effective December 15, 2008, the note was extended to December 31, 2009.  All debt can be converted at the rate of $0.25 per share for each $1 of debt.  The cash offering price at that time was $0.25 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 200,000 shares of common stock.  The fair value of the common stock was $0.25 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At September 30, 2009, the Company had a remaining balance due of $35,348.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.30 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At September 30, 2009, the Company had a remaining balance due March 1, 2010 of $10,138.

NOTE 8      SUBSEQUENT EVENT

In preparing these condensed consolidated financial statements, we have evaluated events and transactions for potential recognition or disclosure through November 10, 2009, the date the consolidated financial statements were issued.

On October 12, 2009, the Company authorized the issuance of 10,000 shares of common stock to be issued in 2010 and 2011 as compensation pursuant to the terms of an agreement, having a fair value of $3,500 subject to certain terms and vesting requirements being met during that time period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated under the laws of the State of Delaware on July 19, 2005. Clifford Lerner is our sole officer and director, as well as our controlling stockholder. We currently have twelve other employees. On December 30, 2005, we obtained all of the shares of eTwine, Inc. a New York Corporation incorporated in May 2004, pursuant to a Stock Purchase Agreement and Share Exchange between eTwine, Inc. and us in consideration for the issuance of 8,227,000 shares to the eTwine, Inc. shareholders. Clifford Lerner remained our sole officer and director after the agreement and pursuant to the agreement eTwine, Inc. became our wholly owned subsidiary. Now we own and operate dating applications on social networking websites as well as an online dating website. The purpose of this merger was to create a holding company in the event we decide to acquire other entities in this industry in the future. In addition, the purpose was for the public entity to be a Delaware corporation which has provisions of its laws that are more favorable to our shareholders than New York laws.

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

Collectively we have approximately ten applications across four social networking platforms (Facebook, MySpace, Hi5, & Bebo) along with the Are You Interested iPhone mobile application platform for mobile dating and AreYou Interested.com, a stand-alone online dating website.  Our three primary application brands are Are You Interested, Meet New People, & Flirt With Me.  As of September 30, 2009 we have in excess of 20 Million total installations of our applications.

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

FLIRT WITH ME: Flirt With Me was launched on MySpace in March 2008, on Hi5 in April 2008, and recently on Bebo. Flirt With Me is a fun dating application that allows users to exchange flirts with each other and also integrates a "Flirt With Me" profile box onto a user's profiles to allow anyone who visits their profile the ability to send funny flirt messages. As of September 30, 2009, Flirt With Me had approximately 1 Million total installs.

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

In July 2009 we began testing and implementing a subscription model on our Are You Interested application on Facebook which enables users to receive access to certain premium features over timeframes ranging from one month to twelve months as part of their subscription package.

While the majority of our revenue is still derived from advertisements, in the future we may derive a larger percentage of our revenue from sources other than advertisements. In 2008 we began implementing premium fee-based content on our applications and may expand those offerings as time goes on. We are now testing subscription models and we are considering converting one or more of our applications to a subscription-based pay model in the near future depending upon the results of these tests. Our decision to convert to a pay model and/or charge for premium content is dependent upon a variety of factors for each product. Some of these factors include how much activity there is on the applications, the nature of the payment processing tools available on the underlying Social Networking websites, the results of our internal testing, as well as our evaluation of the prioritization of revenue versus growth at the time. Each application will be evaluated on a case-by-case basis in light of the above factors. We have also begun implementing other revenue sources that have proven successful in the industry including the introduction of a “virtual currency” on several of our applications and the sale of premium “virtual goods,” and will consider incorporating these revenue sources into more of our products in the future.

We recognize revenue from monthly premium subscription fees in the month in which the services are used. Revenues are presented net of processing fees, credits and known credit card chargebacks.   Our subscriptions are offered in durations of varying length from one month to twelve months.  Long-term plans with durations longer than one month are generally available at discounted monthly rates.  Revenues from these long-term plans are recognized pro-rata over the subscription term.  Pursuant to our terms of service, most subscriptions renew automatically for subsequent one-month periods until subscribers terminate them.

We recognize revenue from the direct sale of "points" over two months.  Points can be used in exchange for premium features on our products.  Determining whether and when some of the criteria for spending points have been satisfied often involves assumptions and management judgments that can have an impact on the timing and amount of revenue we report in each period.  At this time we believe that our assessment is fair and we will continue to monitor these activities in order to determine if there are significant changes in usage patterns.

We currently have relationships with multiple payment processors in order to diversify our risk and reliance on a single payment processor, ensure competitive rates, and offer our users as many payment options as possible.  We will continue to research and explore additional opportunities in this area.

Our Business Objectives

·	Continue to upgrade our existing applications and products

·	Promotion and expansion of our various products including our social networking applications, our iPhone application, and our AreYouInterested.com online dating website.

·	Consider building new applications on social networking platforms and further exploration of mobile platforms

·	Considering launching additional applications and websites that expand beyond online dating based upon our identification of industries and markets that we believe represent profitable opportunities.

·	Continue to focus on finding new, less-advertising dependent revenue models including premium and subscription services, virtual goods, and other such revenue models outside of advertising.

·	Identify & explore new opportunities that emerge in our rapidly evolving industry

Results of Operations for the Quarter and Nine Months ended September 30, 2009 Compared to the Quarter and Nine Months ended September 30, 2008

Revenues

Revenue increased from $1,924,483 for the nine months ended September 30, 2008 to $2,354,334 for the nine months ended September 30, 2009, an increase of $429,851.  Revenue decreased from $871,324 for the three months ended September 30, 2008 to $801,120 for the three months ended September 30, 2009, a decrease of $70,204.

These revenues are primarily generated from advertisements and premium features placed on our various applications.  The increase in revenue for the nine months ended September 30, 2009 was primarily due to higher engagement on our applications as compared to the same time period in 2008 as well as more revenue-generating premium features which were only available for a small amount of the same time period in 2008.  The decrease in revenue for the three months ended September 30, 2009 as compared to the same period in 2008 is primarily due to decreased advertising payouts as well as the revenue recognition impact of our shift to a subscription model in which revenue is recognized on a deferred basis when subscriptions occur over more than a single month.

Cost of Revenue

Cost of Revenue increased from $547,277 for the nine months ended September 30, 2008 to $928,303 for the nine months ended September 30, 2009, an increase of $381,026.  Cost of Revenue increased from $215,330 for the three months ended September 30, 2008 to $321,406 for the three months ended September 30, 2009, an increase of $106,076.  The increase in Cost of Revenue is primarily attributable to the overall expansion of our operations as compared to the previous year.  As our applications grew in size and usage increased, our hosting costs increased substantially as did other costs associated with the programming, hosting, and maintenance of our applications. We have approximately doubled our staff since this time last year and we have incurred additional expenses with regard to the development of our mobile application which started in the fourth quarter of 2008.

Operating Expenses

Operating Expenses for the nine months ended September 30, 2009 increased to $1,058,140 from $593,739 for the nine months ended September 30, 2008, representing an increase of $464,401.  Operating Expenses for the three months ended September 30, 2009 increased to $399,431 from $208,337 for the three months ended September 30, 2008, representing an increase of $191,094.

The increase in Operating Expenses is primarily attributable to the overall expansion of our operations as compared to the previous year. Primary Operating Expenses include Compensation Expense, and General & Administrative Expenses

Compensation Expense for the nine months ended September 30, 2009 increased to $480,716 from $288,354 for the nine months ended September 30, 2008, representing an increase of $192,362.  Compensation Expense for the three months ended September 30, 2009 increased to $162,603 from $99,861 for the three months ended September 30, 2008, representing an increase of $62,742.   The increase in Compensation Expense is primarily attributable to the additional hires to increase our staff.

General and Administrative Expenses for the nine months ended September 30, 2009 increased to $418,630 from $245,015 for the nine months ended September 30, 2008, representing an increase of $173,615.  General and Administrative Expenses for the three months ended September 30, 2009 increased to $206,542 from $90,976 for the three months ended September 30, 2008, representing an increase of $115,566.  The increase in General and Administrative Expense is due to the overall expansion of our operations as compared to last year.

Professional fees for the nine months ended September 30, 2009 increased to $158,794 from $60,370 for the nine months ended September 30, 2008, representing an increase of $98,424.   Professional Fees for the three months ended September 30, 2009 increased to $30,286 from $17,500 for the three months ended September 30, 2008, representing an increase of $12,786.  The increase in professional fees was due to the overall expansion of our operations as compared to the previous year.

Net Income

Net Income decreased to $135,638 for the nine months ended September 30, 2009 from $745,654 for the nine months ended September 30, 2008, a decrease of $610,016.  Net Income decreased to $22,736 for the three months ended September 30, 2009 from $410,283 for the three months ended September 30, 2008, representing a decrease of $387,547.

The decrease in net income was primarily due to the provision for income taxes which were not incurred during most of the same period last year due to a Net Operating Loss carry-forward from previous quarters, increased expenses due to the hiring of additional staff and the overall expansion of our operations, as well as decreased advertising payouts and the revenue recognition impact of our shift to a subscription model in which revenue is recognized on a deferred basis when subscriptions occur over more than a single month.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by its operating activities and revenues derived from advertisements placed on our various applications as well as premium features placed on our applications.

 As of September 30, 2009, the Company had $1,325,282 in cash.  Our cash declined from December 31, 2008 by $204,072 due to us investing $250,000 of our available cash in a 9-month Certificate of Deposit which expires on December 9, 2009 in an effort to gain a higher return on the capital and diversify our cash in order to reduce our FDIC insurance risk. Historically, the Company’s principal working capital needs have been met through continuing operations. As the Company grows and expands its operations, the need for working capital will increase. The Company expects to finance its internal growth with cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

The Company’s net income for the nine months ended September 30, 2009 was $135,638.  Net cash provided by the operating activities was $104,274 during the nine months ended September 30, 2009 as compared to cash provided by operating activities of $746,679 for the nine months ended September 30, 2008.  Cash provided by operating activities for the nine months ended September 30, 2009 mainly consisted of net income of $135,638, a decrease in accounts receivable of $43,415 and offset by a decrease in accrued expenses of $185,018. The Company has an operating profit at this time and intends to use its cash to continue to funds its operations going forward.

Transaction with Dutchess Private Equities Fund II, LLP

On November 22, 2006, we entered into an Investment Agreement (the “Agreement”) with Dutchess Private Equities Fund, Ltd. (“Dutchess”) to provide us with an equity line of credit. Pursuant to this Agreement, Dutchess is contractually obligated to purchase up to $10,000,000 of the Company’s Stock over the course of 36 months (“Line Period”), after our registration statement was declared effective (“Effective Date”). The amount that the Company is entitled to request from each of the purchase “Puts”, is  equal to either 1) $100,000 or 2) 200% of the average daily volume (U.S market only) (“ADV”), multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date.  The ADV is computed using the ten (10) trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice is set at ninety-five percent (95%) of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the

Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date.  As of September 30, 2009, we have never accessed this line of credit and do not anticipate accessing this line of credit in 2009.  This Agreement expires in November 2009 and we do not anticipate renewing it or extending it at that time.

Critical Accounting Pronouncements

Our significant accounting policies are summarized in Note 1 of our financial statements.

We account for income taxes under the FASB Accounting Standards Codification No. 740, Income Taxes. Under FASB Accounting Standards Codification No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We value property and equipment at cost and depreciate these assets using the straight-line method over their expected useful life. We use a three year life for software and five year life for computer equipment.

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.
Effective January 1, 2006, the Company has fully adopted the provisions of FASB Accounting Standards Codification No. 718. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718. FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification No. 505.

We have adopted the provisions of FASB Accounting Standards Codification No. 350, Intangibles – Goodwill and Other.  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. Expenses subsequent to the launch have been expensed as research and development expenses.

We recognize revenue on arrangements in accordance with FASB Accounting Standards Codification No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

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

The Company also recognizes revenue based on the terms of a content licensing agreement. In a particular agreement the Company receives 50% of gross revenue of initial and renewing customer subscriptions where the initial subscriptions occurred through June 11, 2008. After June 11, 2008, the agreement was amended so that the Company receives a one-time payment of $4 per customer registration where such registration first occurs after June 12, 2008. Gross revenues are delivered to the Company within 30 days after each calendar month. Additionally, on August 20, 2008, the agreement was further amended to include a one-time payment of $1,412 for all registrations during the period June 11, 2008 to August 20, 2008 for U.K registered uses not covered by the contract. This was a one-time payment and will not be paid in the future.  Effective March 11, 2009 the agreement has been terminated and no additional payments were received under the agreement subsequent to March 10, 2009.

Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Accounting Standards Codification No. 855, Subsequent Events. FASB Accounting Standards Codification No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB Accounting Standards Codification No. 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB Accounting Standards Codification No. 855 is effective for interim or annual financial periods ending after September 15, 2009. The adoption of this FASB Accounting Standards Codification No. did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860, Transfers and Servicing. FASB Accounting Standards Codification No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB Accounting Standards Codification No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption that FASB Accounting Standards Codification No. 860 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810, Consolidation. FASB Accounting Standards Codification No. 810 improves financial reporting by enterprises involved with variable interest entities. FASB Accounting Standards Codification No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No. 810 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 105, GAAP. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB Accounting Standards Codification No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB Accounting Standards Codification No. 105. All other accounting literature not included in the Codification is nonauthoritative. The adoption of the Codification did not have a significant impact on the Company’s financial statements.

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

On August 17, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of an employment agreement having a fair value of $9,500 based upon fair value on the date of grant. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On September 1, 2009, the Company issued 12,500 shares of common stock as compensation pursuant to the terms of an employment agreement having a fair value of $6,250 based upon fair value on the date of grant. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

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

SNAP INTERACTIVE, INC.

Date: November 13, 2009	By:	/s/ Clifford Lerner
Clifford Lerner President, Chief Executive Officer, Chief Financial Officer