Form 10-K
period 2009-12-31
Snap Interactive, Inc
filed 2010-03-31
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

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
Yes ☐No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of December 31, 2009 based upon the closing price reported for such date on the OTC Bulletin Board was $1,789,345.

As of March 31, 2010, the registrant had 32,928,969 shares issued and outstanding.

Documents Incorporated by Reference:
None.

PART I

Item 1.    Description of Business.

General

We were incorporated under the laws of the State of Delaware on July 19, 2005. Clifford Lerner is our sole officer and director, as well as our controlling stockholder. We currently have fourteen other employees. On December 30, 2005, we obtained all of the shares of eTwine, Inc. a New York Corporation incorporated in May 2004, pursuant to a Stock Purchase Agreement and Share Exchange between eTwine, Inc. and us in consideration for the issuance of 24,681,000 shares to the eTwine, Inc. shareholders. Clifford Lerner remained our sole officer and director after the agreement and pursuant to the agreement eTwine, Inc. became our wholly owned subsidiary. Now we own and operate dating applications on social networking websites as well as an online dating website. The purpose of this merger was to create a holding company in the event we decide to acquire other entities in this industry in the future. In addition, the purpose was for the public entity to be a Delaware corporation which has provisions of its laws that are more favorable to our shareholders than New York laws.

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

In August 2007 we launched our second application on Facebook.com called Are You Interested.  Since its launch, Are You Interested has consistently been one of the leading pure-dating applications on Facebook as defined by Most Daily Active Users and most Monthly Active Users.  Are You Interested allows users to view pictures of other members and indicate if they are “interested” in them by clicking “yes” on the picture.  We notify members when there is a mutual match.  Users are also able to send messages and exchange virtual gifts on the application.  Are You Interested has in excess of 14 Million installations on Facebook.

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

Collectively we have approximately ten applications across four social networking platforms (Facebook, MySpace, Hi5, & Bebo) along with the Are You Interested iPhone mobile application platform for mobile dating and AreYouInterested.com, a stand-alone online dating website.  Our three primary application brands are Are You Interested, Meet New People, & Flirt With Me.  As of December 31, 2009 we have in excess of 20 Million total installations of our applications.

On June 10, 2009 we incorporated SNAP Mobile Limited, a United Kingdom Corporation as a wholly-owned subsidiary.

In late November 2009 we completed our transition from an advertising model to a subscription-based model for revenue generation on our Are You Interested application on Facebook.

We presently maintain our principal offices at 363 Seventh Ave, 13th Floor, New York, NY 10001.  Our telephone number is (516) 942-2030.

Marketing

Our applications have gained their user base primarily through viral growth and we have purchased very few advertisements to promote them since their launch.  However in late 2009, in conjunction with the launch of our subscription model, we have increased our spending on advertising and marketing. We believe that our existing applications will continue to grow virally, however we expect to continue increasing our marketing expenditures in anticipation of a positive return on the lifetime value of new users when compared to the acquisition cost.

Competition

The company faces substantial competition from other social networking application providers as well as major online dating websites.  In the application field, we believe our primary competition comes from other leading developers such as Zynga, Playfish, and Playdom who all have multiple applications that remain consistently among the leaders on Facebook & Myspace.  In the Dating category of social networking applications, we are consistently one of the leaders in the category as measured by both Daily Active Users and Total Installs.  To our knowledge, Zoosk is the only other application provider that has traffic totals for a pure dating application that compare with us at this time.

Achieving critical mass with respect to market share is critical for online dating sites and online dating applications.  As a result of our large user base we believe we are well-positioned to continue as a leader in the online dating application market.  We believe this large user base will also allow us to compete favorably in the marketplace with future products that we offer.  Additionally, we hope to offset any advantages held by competitors with larger member bases by offering products and services which are unique to the industry, superior in quality to and more appealing than those of our competitors. We also believe that the industry offers substantial room for growth as social networking application platforms continue to expand and as the internet continues to become more of an accepted tool for finding a mate.

Patent and Trademarks

We have filed various trademark and provisional patent applications in order to protect our product names, concepts, and associated intellectual property rights.

Governmental Regulations

There are no governmental approvals necessary to conduct our current business and the social networking application industry is not generally subject to any governmental regulation. Although this permits us to provide our services without the time and expense of governmental supervision it also allows competitors to more easily enter this business market.

Employees

We currently have fifteen full-time employees as well as one additional full-time programmer that we employ on an independent contractor basis.

Item 1A.        Risk Factors

Not Applicable.

Item 2.           Description of Property.

Our business office is presently located at 363 Seventh Avenue, 13th Floor, New York, NY 10001.

Item 3.           Legal Proceedings.

To the best of our knowledge, there are no known or pending litigation proceedings against us.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “STVI” since December 14, 2007.  We changed our symbol in conjunction with our name change to “SNAP Interactive, Inc.” at that time.  Previously we traded under the symbol “ETWI” since October 6, 2006. There is a limited trading market for our Common Stock. The following table sets forth the range of high and low closing prices for each quarter within the last fiscal year that ended on December 31, 2009.

	High	Low

January 1, 2009 to March 31, 2009	$ 0.35	$0.17
April 1, 2009 to June 30, 2009	$ 0.27	$0.13
July 1, 2009 to September 30, 2009	$ 0.17	$0.07
October 1, 2009 to December 31, 2009	$ 0.15	$0.07

The source of these high and low prices is the Yahoo! Finance website. These quotations are without retail mark-up, markdown or commissions.  These closing prices are adjusted to reflect the 3-for-1 forward stock split which took place in January 2010.

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

Holders

As of March 31, 2010 in accordance with our transfer agent records, we had 42 record holders of our Common Stock.

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

Stock Option Grants

The following tables summarize all stock option grants to employees and consultants as of December 31, 2009 and 2008, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price

Stock Options
Balance at December 31, 2007	8,400,000	$
Granted	1,140.000	$
Exercised	-
Forfeited	-
Balance at December 31, 2008	9,540,000
Granted	150,000
Exercised	-
Forfeited	(90,000)
Balance at December 31, 2009	9,600,000
Options exercisable at December 31, 2009	9,015,000		$0.30
Weighted average fair value of options granted during 2009			$0.08

Of the total options granted, 9,015,000 are fully vested, exercisable and non-forfeitable.

The following table summarizes information about stock options and warrants for the Company as of December 31, 2009 and December 31, 2008:

2009 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.00 - 0.13	4,650,000	4	$0.13	4,500,000	$0.13
$0.17 - 1.00	4,950,000	2.26	$0.48	4,515,000	$0.47

2008 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.00 - 0.13	4,500,000	3.95	$0.13	4,500,000	$0.13
$0.17 - 1.00	5,040,000	3.68	$0.49	4,080,000	$0.44

2009 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.40	750,000	0. 53	$0.40	750,000	$0.40

2008 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.40	750,000	1.53	$0.40	750,000	$0.40

Item 6.           SELECTED FINANCIAL DATA.

Not applicable.

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We were incorporated under the laws of the State of Delaware on July 19, 2005. Clifford Lerner is our sole officer and director, as well as our controlling stockholder. We currently have fourteen other employees. On December 30, 2005, we obtained all of the shares of eTwine, Inc. a New York Corporation incorporated in May 2004, pursuant to a Stock Purchase Agreement and Share Exchange between eTwine, Inc. and us in consideration for the issuance of 24,681,000 shares to the eTwine, Inc. shareholders. Clifford Lerner remained our sole officer and director after the agreement and pursuant to the agreement eTwine, Inc. became our wholly owned subsidiary. Now we own and operate dating applications on social networking websites as well as an online dating website. The purpose of this merger was to create a holding company in the event we decide to acquire other entities in this industry in the future. In addition, the purpose was for the public entity to be a Delaware corporation which has provisions of its laws that are more favorable to our shareholders than New York laws.

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

In August 2007 we launched our second application on Facebook.com called Are You Interested.  Since its launch, Are You Interested has consistently been one of the leading pure-dating applications on Facebook as defined by most Daily Active Users and most Monthly Active Users.  Are You Interested allows users to view pictures of other members and indicate if they are “interested” in them by clicking “yes” on the picture.  We notify members when there is a mutual match.  Users are also able to send messages and exchange virtual gifts on the application.  Are You Interested has in excess of 14 Million installations on Facebook.

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

Collectively we have approximately ten applications across four social networking platforms (Facebook, MySpace, Hi5, & Bebo) along with the Are You Interested iPhone mobile application platform for mobile dating and AreYouInterested.com, a stand-alone online dating website.  Our three primary application brands are Are You Interested, Meet New People, & Flirt With Me.  As of December 31, 2009 we have in excess of 20 Million total installations of our applications.

On June 10, 2009 we incorporated SNAP Mobile Limited, a United Kingdom Corporation as a wholly-owned subsidiary.

In the fourth quarter of 2009 we completed our transition from an advertising model to a subscription-based model for revenue generation on our Are You Interested application on Facebook.

Our Applications

ARE YOU INTERESTED:  Are You Interested was launched on Facebook Platform (R) in August 2007.  Since its launch, Are You Interested has consistently been one of the leading pure-dating applications on Facebook as defined by Most Daily Active Users and Most Monthly Active Users, as well as Total Users.  Are You Interested allows users to view pictures of other members and indicate if they are “interested” by clicking “yes” on the picture.  We notify members when there is a mutual match.  Users are also able to exchange messages and virtual gifts on the application.  In March 2008 we launched Are You Interested on MySpace, in April 2008 we launched Are You Interested on Hi5 and later in 2008 we launched Are You Interested on Bebo.   Are You Interested now has in excess of 14 Million total installs on Facebook.

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

MEET NEW PEOPLE: Meet New People was launched on Facebook Platform (R) in June 2007 and substantially revamped in December 2007. Meet New People allows users to flirt with each other by messaging online and post when they are free to hang out. Meet New People has in excess of 4 Million total installs and is also one of the leading pure dating applications on Facebook by total installs.

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

How We Generate Revenue

For most of 2009 our primary revenue stream was derived from placing advertisements on various pages of our applications.  We primarily used advertising networks as well as occasionally entering into individual advertising deals and affiliate deals.  We run various different types of advertisements through a number of advertising networks.  Depending on the type of advertisement, we are generally paid when a user either views the advertisement, clicks the link in the advertisement, or signs up for the product or service that is being advertised.  Advertising payouts can vary greatly and are subject to numerous external factors.  We do not presently employ any direct advertising salesmen. We also generated revenue from “premium features” that users could access at a cost on several of our applications including the sale of virtual gifts.

In the fourth quarter of 2009 we implemented a subscription-based pay model into our Are You Interested application on Facebook in order to generate additional revenue.  By December 2009 the subscription fees received became our primary source of revenue.  We are currently working on inserting subscription-based models into several of our other products.  The timing of implementing a subscription model is dependent upon a number of factors including, but not limited to, our available resources to allocate to the project, our payment processing capabilities, as well as the evaluation of our corporate objectives in weighing the relative benefits of prioritizing revenue versus growth.

We recognize revenue from monthly premium subscription fees in the month in which the services are used. Revenues are presented net of refunds, credits and known credit card chargebacks.   Our subscriptions are currently offered in durations of varying length from one month to six months – generally in one, three, and six month terms.  Long-term plans with durations longer than one month are generally available at discounted monthly rates.  Revenues from these long-term plans are recognized pro-rata over the subscription term.  Pursuant to our terms of service, most subscriptions renew automatically for subsequent periods of the same length until subscribers terminate them.

We recognize revenue from the direct sale of "points" over two months.  Points can be used in exchange for certain premium features on our products.  Determining whether and when some of the criteria for spending points have been satisfied often involves assumptions and management judgments that can have an impact on the timing and amount of revenue we report in each period.  At this time we believe that our assessment is fair and we will continue to monitor these activities in order to determine if there are significant changes in usage patterns.

We currently offer several payment options and are pursuing relationships with multiple payment processors in order to diversify our risk and reliance on a single payment processor, ensure competitive rates, and offer our users as many payment options as possible.  We will continue to research and explore additional opportunities in this area.

Our Business Objectives

·	Continue to upgrade our existing applications and products

·	Promotion and expansion of our various products including our social networking applications, our iPhone application, and our AreYouInterested.com online dating website.

·	Consider building new applications on social networking platforms and further exploration of mobile platforms

·	Considering launching additional applications and websites that expand beyond online dating based upon our identification of industries and markets that we believe represent profitable opportunities.

·	Continue to focus on building out our subscription services, virtual goods platform, and other such revenue models outside of advertising.

·	Identify & explore new opportunities that emerge in our rapidly evolving industry

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues

Revenue increased from $3,011,627 for the year ended December 31, 2008 to $3,170,725 for the year ended December 31, 2009, an increase of $159,098.

These revenues are primarily generated from advertisements and premium features placed on our various applications as well as subscription fees for subscriptions to our Are You Interested application on Facebook.  We experienced a small increase in revenue versus the previous year as a result of increased monetization efforts, however as we noticed declining advertising payouts much of the year was spent developing and transitioning to our subscription model for which we only began seeing the anticipated revenue increase toward the end of 2009  following its launch.

Cost of Revenue

Cost of Revenue increased from $958,364 for the year ended December 31, 2008 to $1,423,585 for the year ended December 31, 2009, an increase of $465,221.  The increase in Cost of Revenue is primarily attributable to the overall expansion of our operations as compared to the previous year including increases in staff, hosting and server costs..

Operating Expenses

Operating Expenses for the year ended December 31, 2009 increased to $1,831,918 from $1,119,384 for the year ended December 31, 2008, representing an increase of $712,534.

The increase in Operating Expenses is primarily attributable to the overall expansion of our operations as compared to the previous year.   Primary Operating Expenses include Compensation Expense, and General & Administrative Expenses

Compensation Expense for the year ended December 31, 2009 increased to $749,637 from $585,254 for the year ended December 31, 2008, representing an increase of $164,383.  The increase in Compensation Expense was due to the hiring of new employees and the payment of retention bonuses for key employees.

General and Administrative Expenses for the year ended December 31, 2009 increased to $961,179 from $444,571 for the year ended December 31, 2008, representing an increase of $516,608.  The increase in General and Administrative Expense is due to the overall expansion of our operations as compared to last year including costs associated with our office relocation, costs associated with the hiring of additional employees and marketing and user acquisition costs .

Professional fees for the year ended December 31, 2009 increased to $121,102 from $89,559 for the year ended December 31, 2008, representing an increase of $31,543.   The increase in professional fees was due to increased costs in the area of legal, accounting, and investor relations.

Net Income

Net Income decreased to a loss of $101,919 for the year ended December 31, 2009 from net income of $796,960 for the year ended December 31, 2008, a decrease of $898,879.

The decrease in net income and shift to a net loss was due to the revenue recognition aspect of our subscription model in which revenues are recognized over the duration of a user’s subscription term rather than when collected in the case of multi-month subscriptions, as well as decreased advertising payouts, and increased expenses associated with the expansion of our operations.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by its previous financing activities and revenues derived from advertisements placed on our various applications as well as premium features placed on our applications.

As of December 31, 2009, the Company had $1,895,449 in cash.  Historically, the Company’s principal working capital needs have been met through continuing operations. As the Company grows and expands its operations, the need for working capital will increase. The Company expects to finance its internal growth with cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

The Company’s net loss for the year ended December 31, 2009 was $101,919.  Net cash provided by operating activities was $441,226 during year ended December 31, 2009 as compared to cash provided by operating activities of $1,238,500 for the year ended December 31, 2008.  Cash provided by operating activities mainly consisted of a net loss of $101,919 and an increase in accrued expenses of $174,957, an increase in prepaid expenses of $222,974, an increase in deferred revenue of $281,049 and an increase in stock based compensation. The Company intends to use its cash to continue to funds its operations going forward.

Critical Accounting Pronouncements

Our significant accounting policies are summarized in Note 1 of our financial statements.

Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Accounting Standards Codification No. 855, Subsequent Events. FASB Accounting Standards Codification No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB Accounting Standards Codification No. 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB Accounting Standards Codification No. 855 is effective for interim or annual financial periods ending after September 15, 2009. The adoption of this FASB Accounting Standards Codification did not have a material effect on the Company’s financial statements.

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

\In June 2009, the FASB issued FASB Accounting Standards Codification No. 810, Consolidation. FASB Accounting Standards Codification No. 810 improves financial reporting by enterprises involved with variable interest entities. FASB Accounting Standards Codification No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No. 810 will have on its financial statements.

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

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SNAP INTERACTIVE, INC AND SUBSIDIARIES

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2009 AND 2008

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008.

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

PAGES	F-6 – F-22	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Snap Interactive, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Snap Interactive, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Snap Interactive, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 8, 2010

Snap Interactive, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS

	December 31, 2009	December 31, 2008
Current Assets
Cash	$1,895,449	$1,529,354
Restricted cash	14,996	-
Accounts receivable, net	322,351	386,507
Prepaid Expense	223,372	398
Total Current Assets	2,456,168	1,916,259

Property and Equipment, net	86,633	31,297

Other Assets
Security Deposit	33,435	18,750
Total Other Assets	33,435	18,750

Total Assets	$2,576,236	$1,966,306

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$529,569	$332,731
Deferred Revenue	281,049	-
Settlement Payable	23,238	21,888
Convertible Notes Payable - Related Party	45,486	35,348
Accrued interest	21,423	18,731
Total Current Liabilities	900,765	408,698

Long Term Liabilities
Settlement Payable	-	23,238
Convertible Notes Payable - Related Party	-	10,138

Total Liabilities	900,765	442,074

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
32,628,969 and 32,101,185 shares issued and outstanding, respectively	32,629	32,101
Additional paid-in capital	2,568,652	2,346,995
Accumulated deficit	(924,500)	(822,581)
Less: deferred compensation	(1,311)	(32,284)
Total Stockholders' Equity	1,675,470	1,524,231

Total Liabilities and Stockholders' Equity	$2,576,235	$1,966,305

See the accompanying notes to the financial statements.

Snap Interactive, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended
	December 31, 2009	December 31, 2008

Revenue	$3,170,725	$3,011,627

Cost of Revenue	1,423,585	958,364

Gross Profit	1,747,140	2,053,263

Operating Expenses
Compensation expense	749,637	585,254
Professional Fees	121,102	89,559
General and administrative	961,179	444,571
Total Operating Expenses	1,831,918	1,119,384

Income /(Loss) from Operations	(84,778)	933,879

Other Income (Expense)
Interest Expense	(4,831)	(6,103)
Other Income	22,404	-
Interest Income	16,269	9,284
Total Other Income/(Expense), net	33,842	3,181

Income/(Loss) Before Provision For Income Taxes	(50,936)	937,060

Provision for Income Taxes	(50,983)	(140,100)

Net Income/(Loss)	$(101,919)	$796,960

Net Income/(Loss) Per Share - Basic	$(0.00)	$0.03

Net Income/(Loss) Per Share - Diluted	$(0.00)	$0.02

Weighted average number of shares outstanding
during the period - Basic	32,479,746	31,262,040

Weighted average number of shares outstanding
during the period - Diluted	32,479,746	33,887,595

See the accompanying notes to the financial statements.

Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2009 and 2008

	Preferred Stock		Common stock
	$.001 Par Value		$.001 Par Value		Additional			Total
					paid-in	Accumulated	Deferred	Stockholder's
		Amount	Shares	Amount	capital	Deficit	Compensation	Equity

Balance, for the year ended December 31, 2007	-	-	31,001,685	31,002	2,027,857	(1,619,541)	(7,890)	431,428

Deferred compensation realized	-	-	-	-	-	-	7,890	7,890

Stock options granted for services	-	-	-	-	106,573	-	-	106,573

Share based compensation	-	-	-	-	70,634	-	-	70,634

Shares issued for services	-	-	349,500	350	92,681	-	(32,284)	60,747

Shares issued for compensation to officer	-	-	750,000	750	49,250	-	-	50,000

Net Income, December 31, 2008	-	-	-	-	-	796,960	-	796,960

Balance, for the year ended December 31, 2008	-	$-	32,101,185	$32,101	$2,346,995	$(822,581)	$(32,284)	$1,524,231

Deferred compensation realized	-	-	-	-	-	-	45,330	45,330

Stock options granted for services	-	-	-	-	70,893	-	-	70,893

Share based compensation	-	-	-	-	67,079	-	-	67,079

Shares issued for services	-	-	482,784	483	68,880	-	(14,357)	55,006

Shares issued for domain name	-	-	45,000	45	14,805	-	-	14,850

Net Income, for the year ended December 31, 2009	-	-	-	-	-	(101,919)	-	(101,919)

Balance, December 31, 2009	-	$-	32,628,969	$32,629	$2,568,652	$(924,500)	$(1,311)	$1,675,471

See the accompanying notes to the financial statements.

Snap Interactive, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2009	2008
Cash Flows From Operating Activities:
Net Income/(Loss)	$(101,919)	$796,960
Adjustments to reconcile net income/(loss)to net cash provided by operations
Depreciation/Amortization	19,649	12,632
Stock based compensation	238,300	295,844
(Increase) Decrease in:
Accounts Receivable	64,156	(137,605)
Prepaid Expense	(222,974)	24,506
Security Deposit	(14,684)	(17,540)
Increase (Decrease) in:
Accounts payable and accrued expenses	174,957	261,011
Deferred revenue	281,049	-
Accrued interest payable	2,692	2,692
Net Cash Provided by Operating Activities	441,226	1,238,500

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	(60,135)	(27,289)
Net Cash Used In Investing Activities	(60,135)	(27,289)

Net Cash Provided By Financing Activities	-	-

Net Increase (Decrease) in Cash	381,091	1,211,211

Cash at Beginning of Period	1,529,354	318,143

Cash at End of Period	$1,910,445	$1,529,354

Supplemental disclosure of cash flow information:

Cash paid for interest	$2,112	$3,411
Cash paid for taxes	$200,680	$64,359

Supplemental disclosure of non-cash investing and financing activities:

45,000 shares of common stock were issued during the period for a domain name with a fair value of $14,850.

See the accompanying notes to the financial statements.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2009 AND 2008

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

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2009 AND 2008

	Years Ended December 31,
	2009	2008

Deferred tax liability:
Property and Equipment	$3,225	$5,500
Deferred tax asset
Stock Options for Services	(398,771)	(337,937)
Valuation allowance	398,771	337,937
Net deferred tax asset	-	-
Net deferred tax liability	$3,225	$5,500

The deferred tax liability results primarily from the use of accelerated methods of depreciation of equipment for tax purposes.

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to the use of the prior year's net operating loss carryovers and the uncertainty of the exercising of the outstanding stock options. The net change in the valuation allowance for the year ended
December 31, 2009 was an increase of $60,834.

The components of income tax expense related to continuing operations are as follows:

	2009	2008
Federal
Current	$30,587	$102,300
Deferred	2,275	4,200
	32,862	106,500
State and Local
Current	10,691	32,300
Deferred	7,430	1,300
	18,121	33,600
	$50,983	$140,100

The Company's income tax expense differed from the statutory rates (federal 34% and state 10.9%) as follows:

	Years Ended December 31,
	2009	2008

Statutory rate applied to earnings (loss) before income taxes:	$(22,413)	$342,061
Increase (decrease) in income taxes resulting from:
State income taxes	(6,652)	33,600
Change in deferred tax asset valuation allowance	-	46,991
Utilization of net operating loss carryforward	-	(257,638)
Other Non Deductible Expenses	80,048	(24,914)
Income Tax Expense	$50,983	$140,100

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2009 AND 2008

(F) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a three year life for software, website costs and leasehold improvements and five year life for computer equipment.

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

There were no impairment losses recorded during the year ended December 31, 2009 and 2008, respectively.

(G) Intangible Assets

In accordance with Statement FASB Accounting Standards Codification No. 350, Intangibles, Goodwill and Other, requires that intangible assets with a finite life are amortized over its life and requires that goodwill and intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise.

(H) Stock-Based Compensation

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

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2009 AND 2008

(J) Income/(Loss)Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings Per Share.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, warrants, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share.  For the year ended December 31, 2008 the 8,190,000 shares issuable upon the exercise of stock options and warrants were not included in the computation of income per share because their inclusion is anti-dilutive.    For year ended December 31, 2009, 10,350,000 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted loss per share because their inclusion is anti-dilutive.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2009 AND 2008

	For the	For the
	year ended	year ended
	December 31 , 2009	December 31, 2008
Net income (loss) for the period	$(101,919)	$796,960

Weighted average number of shares outstanding	32,479,746	31,262,040

Basic earnings per share	$(0.00)	$0.03

The following table sets for the computation of diluted earnings per share:

	For the	For the
	year ended	year ended
	December 31, 2009	December 31, 2008
Net income (loss) for the period	$(101,919)	$796,960
Add: Adjustment for interest on 6% convertible notes	-	2,729

Adjusted net income (loss)	$(101,919)	$799,689

Weighted average number of shares outstanding	32,479,746	31,262,040
Add: Weighted Average shares assumed to be issued upon conversion of 6% convertible notes as of the date of issuance	-	525,555
Dilutive Warrants and options as of beginning of period	-	2,100,000
Weighted average number of common and common equivalent shares	32,479,746	33,887,595

Diluted earnings(loss) per share	$(0.00)	$0.02

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2009 AND 2008

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

(M) Concentration of Credit Risk

At December 31, 2009, 31.72% of sales earned were due from Customer A (See Note 8) and 34.16% were due from Customer B.

At December 31, 2009, 44.21% of Accounts Receivable is due from Customer A (See Note 8) and 45.12% are due from Customer B.

At December 31, 2008, 21.01% of sales earned were due from Customer A, 14.51% were due from Customer B, 11.77% were due from Customer C, and 10.43% were due from Customer D.

At December 31, 2008 50.31% of Accounts Receivable are due from Customer C, 16.12% are due from Customer A and 23.75% are due from Customer B.

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $593,430 in excess of FDIC insurance limits as of December 31, 2009.

(N) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB Accounting Standards Codification No. 605, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

The Company has multiple revenue streams: advertisements, subscriptions, and the sale of points.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2009 AND 2008

The Company recognizes advertising revenue as earned on a click-through, impression, andregistration/subscription basis.  When a user clicks an advertisement (“CPC basis”), views anadvertisement impression (“CPM basis”), or registers for an external website via an advertisementclicked on through the Company’s applications (“CPA basis”), or purchases “points” or completes an offer to subscribe to premium features on the Company’s applications, the contract amount is recognized as revenue.
The Company recognizes revenue from monthly premium subscription fees in the month in which the services are used. Revenues are presented net of refunds, credits and known credit card chargebacks.   Subscriptions are currently offered in durations of varying length from one month to six months.

The Company recognizes revenue from the direct sale of "points" over two months.  Points can be used in exchange for premium features on products.

(O) Cost of Revenue

Cost of revenues includes the expenses associated with the operation of data centers, including labor, consulting, hosting, server and web design and programming expenses.

(Q) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(S) Advertising

Advertising and marketing costs are expensed as incurred.  Advertising expense was $306,140 and $12,316 for the year ended December 31, 2009 and 2008, respectively.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2009 AND 2008

(T) Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Accounting Standards Codification No. 855, Subsequent Events. FASB Accounting Standards Codification No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB Accounting Standards Codification No. 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB Accounting Standards Codification No. 855 is effective for interim or annual financial periods ending after September 15, 2009. The adoption of this FASB Accounting Standards Codification did not have a material effect on the Company’s financial statements.

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

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2009 AND 2008

NOTE 2      PROPERTY AND EQUIPMENT

At December 31, 2009 and December 31, 2008 property, equipment and intangible assets is as follows:

	As of December 31, 2009	As of December 31, 2008

Computer/Equipment and Furniture	$81,187	$31,142
Website Domain Name	24,938	-
Software	1,353	1,353
Website Costs	40,500	40,500
Less Accumulated Depreciation and Amortization	(61,345)	(41,698)

Total Property and Equipment	$86,633	$31,297

Depreciation and amortization expense for the years ended December 31, 2009 and 2008 was $19,649, and $12,631, respectively.

Estimated future amortization and depreciation of intangible and tangible assets is as follows:

Year	Amount

2010	17,081
2011	16,265
2012	14,520
2013	11,391
2014 and thereafter	27,376
$86,633

NOTE 3     STOCKHOLDERS’ EQUITY

(A)   Common Stock Issued for Services

During 2009, the Company issued 482,784 shares of common stock as compensation pursuant to agreements with a fair value totaling $114,693. To date, $100,336 is recorded as compensation expense and $14,357 is recorded as deferred compensation.

During 2009, the Company has authorized the issuance of 720,000 shares of common stock as compensation pursuant to agreements with a fair value totaling $154,885. To date, $67,079 has been recognized as compensation expense.

 On January 15, 2009, the Company issued 45,000 shares of Company’s common stock, having a fair value of $14,850 on the grant date and $10,000 in exchange for the purchase of a website domain name.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2009 AND 2008

During 2008, the Company issued 349,500 shares of common stock as compensation pursuant to agreements with a fair value totaling $93,031. As of December 31, 2008, $60,747 is recorded as compensation expense and $32,284 is recorded as deferred compensation.

During 2008, the Company has authorized the issuance of 450,000 shares of common stock as compensation pursuant to agreements with a fair value totaling $122,750. As of December 31, 2008, $70,634 has been recognized as compensation expense.

During 2008, the Company issued 750,000 shares of common stock to an officer for professional services rendered having a fair value of $50,000 based upon fair value on the date of grant.

(B)  Stock Options and Warrants Issued for Services

The following tables summarize all stock option and warrant grants to employees and consultants for the years ended December 31, 2009 and 2008, and the related changes during these periods are presented below.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2009 AND 2008

	Number of Options	Weighted Average Exercise Price

Stock Options
Balance at December 31, 2007	8,400,000	$
Granted	1,140,000	$
Exercised
Forfeited

Balance at December 31, 2008	9,540,000
Granted	150,000
Exercised	-
Forfeited	(90,000)
Balance at December 31, 2009	9,600,000
Options Exercisable at December 31, 2009	9,015,000		$0.30
Weighted Average Fair Value of Options Granted During 2009			$0.08

Of the total options granted, 9,015,000 are fully vested, exercisable and non-forfeitable.

The following table summarizes information about stock options and warrants for the Company as of December 31, 2009 and December 31, 2008:

2009 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.00-0.13	4,650,000	4	$0.13	4,500,000	$0.13
$0.17 - 1.00	4,950,000	2.26	$0.48	4,515,000	$0.47

2008 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.00-0.13	4,500,000	3.95	$0.13	4,500,000	$0.13
$0.17 - 1.00	5,040,000	3.68	$0.49	4,080,000	$0.44

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2009 AND 2008

2009 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.40	750,000	0. 53	$0.40	750,000	$0.40

2008 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.40	750,000	1.53	$0.40	750,000	$0.40

(C) Stock Split

On January 12, 2010, the Company’s Board of Directors declared a three –for-one forward stock split effective to stockholders of record on January 14, 2010.  Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split (See Note 8).

NOTE 4     CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 (extended to December 31, 2010) and bearing interest at a rate of 6% per annum. All debt can be converted at the rate of $0.25 per share for each $1 of debt.  The cash offering price at that time was $0.25 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 600,000 shares of common stock.  The fair value of the common stock was $0.25 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At December 31, 2009, the Company had a remaining balance due of $35,348.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.30 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At December 31, 2009 the Company had a remaining balance due March 1, 2010 of $10,138.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2009 AND 2008

NOTE 5     SETTLEMENT PAYABLE

On January 5, 2008 the Company entered into an agreement with a service provider requiring a total payment of $97,000. $25,000 was paid on January 5, 2008 the remaining $72,000 is payable in 36 monthly installments with imputed interest at a rate of 6% starting January 5, 2008.

NOTE 6     COMMITMENTS

(A) Employment Agreements

In January and February 2009, the Company entered into various agreements with several employees whereby the company is required to issue up to 300,000 shares of the Company’s common stock in various increments over the following two years subject to conditions including continued employment with the Company at the time of issuance.

On October 12, 2009, the Company authorized the issuance of 30,000 shares of common stock to be issued in 2010 and 2011 as compensation pursuant to the terms of an agreement, having a fair value of $3,500 subject to certain terms and vesting requirements being met during that time period.

The company has entered into Employment Agreements with employees for various terms through June 30, 2011 requiring a total commitment of salaries and bonuses totaling $300,875.  The agreements also call for the employees to receive health benefits as well as various stock and option awards (See Note 3(A) and (B)).

On December 1, 2007 the Company entered into a one year employment agreement with its co-founder. As compensation for services received, the Company is required to issue 300,000 shares of common stock, an option to purchase 3,000,000 shares and annual compensation of $160,000 a year beginning January 2008 with annual bonus and salary increases determined by the Company.  The agreement also calls for the employee to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  On October 10, 2008, the Company issued 750,000 shares of common stock for professional services rendered having a fair value of $50,000 on the date of grant.  The Company also issued a $35,000 cash bonus for the year ended December 31, 2009 and a $25,000 bonus for the year ending December 31, 2008.  As of January 1, 2010 the employment agreement has not been extended, however the employment relationship had continued under the same terms with an annual compensation of $180,000. Beginning February 28, 2009 the co-founder receives $750 per month as a transportation allowance. (See Note 3(A)).

On December 13, 2006 the Company executed an employment agreement with its President and CEO.  The term ceases December 1, 2007 but it was renewed for a period of one additional year through December 1, 2008.  As compensation for services, the President will receive annual compensation of $160,000 a year beginning January 1, 2008.  The agreement also calls for the employee to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  For the years ended December 31, 2009 and December 31, 2008 a $100,000 cash year-end bonus has been issued for each year. As of January 1, 2010 the employment agreement has not been extended, however the employment relationship had continued under the same terms with an annual compensation of $210,000.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2009 AND 2008

(B) Consulting Agreements

On March 19, 2009, the Company entered into a one year agreement with an unrelated third party to provide advertising management services. In exchange for the services provided the Company will pay a fee on a CPM (Cost Per Thousand Impressions) basis for each advertisement passing through the third party’s computer server

On January 21, 2009, the Company entered into a one year consulting agreement with an unrelated third party to provide computer consulting services.  In exchange for the services provided the Company issued 15,000 shares of common stock for consulting services having a fair value of $4,950 based upon fair value on the date of grant.   As of December 31, 2009 $3,712 is recorded as consulting expense and $478 is recorded as deferred compensation (See Note (3(B)).

On September 11, 2008, the Company entered into a one year consulting agreement with an unrelated third party to provide legal services.  In exchange for the services provided the Company was required to issue 150,000 shares of the Company’s common stock.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2009 AND 2008

On September 4, 2008, the Company entered into a one year consulting agreement with an unrelated third party to provide professional services.  In exchange for the services provided the Company was required to issue 126,000 shares of the Company’s common stock on a monthly basis of 10,500 shares per month and a monthly payment of $3,000 for September through November increasing to $7,500 per month for December 2008 through August 2009.  In addition, upon satisfactory performance of services for the initial three month period the Company was to issue 54,000 shares of stock or a cash payment of $13,500. The additional payment was to be issued no later than December 31, 2008.  Effective, December 3, 2008 the terms of the original agreement were modified.  The Company made a one-time payment of $5,000 and issued 45,000 shares of the Company’s common stock representing full satisfaction of the additional payment required.  The term of the agreement was then amended from December 4, 2008 through March 3, 2009 to reflect a revised monthly fee of $5,000 and 31,500 shares issued in equal monthly installments of 10,500 shares.  The agreement subsequently continued on a month to month basis and was terminated effective on August 3, 2009 with no further payment due.

Effective January 9, 2008, the Company entered into a consulting agreement with an unrelated third party to provide marketing and advertising services.  In exchange for consulting services the Company granted an option to purchase 30,000 shares of the Company’s common stock at an exercise price of $0.33.  These options vest immediately and have an expiration date of 3 years (See Note 3(B)).

(C) Operating Lease Agreements

On February 25, 2009 the Company executed a three-year non-cancelable operating lease for its new corporate office space. The lease began on April 1, 2009 and expires on March 31, 2012.  Total base rent due during the term of the lease is $313,680.

Future minimum annual rental payments are as follows:

Year 1	$103,890
Year 2	106,500
Year 3	26,970
Total future minimum lease payments	$237,360

On April 4, 2008, the Company executed a two-year non-cancelable operating lease for its office space. The lease began on May 1, 2008 and expires on April 30, 2010 at a monthly rent of $5,083.   Subsequent to the Company’s move to the new corporate location, this space was subleased for a lease term beginning May 1, 2009 and expiring April 30, 2010 for a total base rent of $29,000 during the term of the sublease.  Following expiration on April 30, 2010 the Company does not anticipate renewing or extending its lease at this location.

Rent expense for the years ending December 31, 2009 and 2008 were $138,762 and $73,332, resepectively.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2009 AND 2008

(D)  Financial Consulting

On December 28, 2009, we entered into a one year agreement with a firm to serve as our financial advisor on certain transactions. Pursuant to this Agreement, a $50,000 non-refundable cash retainer fee was paid.  In addition the firm will also receive a standard fee based on a formula that includes cash and warrants in the event of a successful transaction.

NOTE 7     RELATED PARTY TRANSACTIONS

On December 1, 2007 the Company entered into a one year employment agreement with an executive.  As compensation for services received the Company is required to issue 300,000 shares of common stock, an option to purchase 3,000,000 shares and an annual compensation of $160,000 per year beginning January 2008. As of December 31, 2009 the employment agreement has not been extended, however the employment relationship has continued under the same terms with an annual compensation of $175,000 for the year 2009.  Effective January 1, 2010 annual compensation increased to $180,000.

On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 and bearing interest at a rate of 6% per annum. Effective December 15, 2008, the note was extended to December 31, 2009.  All debt can be converted at the rate of $0.08 per share for each $1 of debt.  The cash offering price at that time was $0.08 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 600,000 shares of common stock.  The fair value of the common stock was $0.08 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At December 31, 2009, the Company had a remaining balance due of $35,348.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.30 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At December 31, 2009, the Company had a remaining balance due March 1, 2010 of $10,138.

NOTE 8      SUBSEQUENT EVENTS

On January 1, 2010 as part of an amendment to the employment agreement with its co-founder the Company issued 300,000 of common stock and the co-founder forfeited the rights to the stock options previously granted in exchange for the services to be provided.  The restricted common stock will vest upon the earlier of 3 years or in the event that there is a change in control of the Company due to reorganization, merger, consolidation, or sale of the Company.  The amendment also provided for routine indemnification against any action or suit brought against him as a result of the performance of his job duties.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2009 AND 2008

On January 12, 2010, the Company’s Board of Directors declared a three –for-one forward stock split effective to stockholders of record on January 14, 2010.  Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split (See Note 3(C)).

On February 1, 2010, the Company entered into a one year consulting agreement with an unrelated third party to provide legal services.  In exchange for the services provided the Company was required to issue 300,000 shares of the Company’s common stock.

Effective February 16, 2010, the Company does not anticipate receiving advertising revenue from one of its customers which represented 31.72% of sales and 44.21% of accounts receivable for the year ended December 31, 2009 (See Note 1(M)).

In March 2010 an amendment to its President and CEO’s employment agreement was signed which called for routine indemnification against any action or suit brought against him as a result of the performance of his job duties.

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer’s and director’s and his respective age as of March 312010 are as follows:

NAME	AGE	POSITION

Clifford Lerner	32	President, Chief Executive Officer, Chief Financial Officer, Chairman

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

CLIFFORD LERNER is our President and Chief Executive Officer as well as Chairman of our Board of Directors. Prior to joining us in 2005, Clifford spent his professional career from 2000 to 2005 at Lehman Brothers Inc. as an Analyst in its Equities division. Clifford worked as an Analyst in the Product Management Group where his duties involved helping to coordinate the morning and afternoon equity research calls. He received his undergraduate degree from Cornell University in 2000 where he majored in Applied Economics & Business Management.

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

Compliance with Section 16(A) Of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2009.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is previously filed as an exhibit with our December 31, 2008 Form 10-K filed with the SEC on March 25, 2009.

Item 11.         EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2009, 2008, and 2007 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	(1) All Other Compensation ($)	Totals ($)
Clifford Lerner,	2009	$200,000	$100,000	0	0	0	0	0	$300,000
President,	2008	$160,000	$106,154	0	0	0	0	0	$266,154
CEO, and CFO	2007	$0	$30,000	0	0	0	0	0	$30,000

Darrell Lerner,	2009	$175,000	$35,000	0	0	0	0	$8,250	$218,250
Co-Founder	2008	$160,000	$25,000	$50,000	0	0	0	0	$235,000
	2007	$0	$0	$72,000	$305,150	0	0	0	$329,150

1 Beginning February 2009 the co-founder receives $750 per month as a transportation allowance.

Outstanding Equity Awards at Fiscal Year-End.

Pursuant to his 2006 employment agreement with us, we granted to Clifford Lerner options to purchase four million five hundred thousand shares of the Company’s Common Stock at a price of $0.13, such options to expire in 2012.  The options vested immediately and we recorded compensation expense of $365,250, with an offsetting credit to additional paid in capital.  We have valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life	2 years
Expected volatility	71.86%
Risk free interest rate	4.86%
Expected dividends	0%

On December 1, 2007, the Company executed an employment agreement with its co-founder.  The term ceases December 1, 2008,  there is an automatic option to extend the agreement for a period of three additional years.  Pursuant to the terms of the agreement, the individual will receive 3,000,000 options of the Company having an exercise price of $0.23 and $0.50 per share.  The options vest immediately and the Company recorded compensation expense of $305,150, with an offsetting credit to additional paid in capital.  The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life	1 year
Expected volatility	141.34%
Risk free interest rate	3.31%
Expected dividends	0%

There were no stock options exercised during period ending December 31, 2009 or through March 12, 2010 by the executive officers named in the Summary Compensation Table.

In March 2010 an amendment to the Co-Founder’s employment agreement was signed which cancelled the 3,000,000 options awarded on December 1, 2007 in return for the issuance of 300,000 shares of restricted common stock which will vest upon the earlier of 3 years or in the event that there is a change in control of the Company due to reorganization, merger, consolidation, or sale of the Company.  The amendment also provided for routine indemnification against any action or suit brought against him as a result of the performance of his job duties.

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

Employment Agreements

On December 1, 2007 the Company entered into a one year employment agreement with its co-founder. As compensation for services received, the Company is required to issue 300,000 shares of common stock, an option to purchase 3,000,000 shares and annual compensation of $160,000 a year beginning January 2008 with annual bonus and salary increases determined by the Company.  The agreement also calls for the employee to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  On October 10, 2008, the Company issued 750,000 shares of common stock for professional services rendered having a fair value of $50,000 on the date of grant.  The Company also issued a $35,000 cash bonus for the year ended December 31, 2009.  As of January 1, 2010 the employment agreement has not been extended, however the employment relationship had continued under the same terms with an annual compensation of $180,000. Beginning February 28, 2009 the co-founder receives $750 per month as a transportation allowance. (See Note 3(A)).

On December 13, 2006 the Company executed an employment agreement with its President and CEO.  The term ceases December 1, 2007 but it was renewed for a period of one additional year through December 1, 2008.  As compensation for services, the President will receive annual compensation of $160,000 a year beginning January 1, 2008.  The agreement also calls for the employee to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  For the year ended December 31, 2009 a $100,000 cash year-end bonus has been issued. As of December 31, 2009 the employment agreement has not been extended, however the employment relationship had continued under the same terms with an annual compensation of $210,000.

Subsequent Event

In March 2010 an amendment to the Co-Founder’s employment agreement was signed which cancelled the 3,000,000 options awarded on December 1, 2007 in return for the issuance of 300,000 shares of restricted common stock which will vest upon the earlier of 3 years or in the event that there is a change in control of the Company due to reorganization, merger, consolidation, or sale of the Company.  The amendment also provided for routine indemnification against any action or suit brought against him as a result of the performance of his job duties.

In March 2010 an amendment to its President and CEO’s employment agreement was signed which called for routine indemnification against any action or suit brought against him as a result of the performance of his job duties.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 31, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Clifford Lerner 363 7th Avenue, 13th Floor, New York, NY 10001	21,000,000	63.20%

Common Stock	All executive officers and directors as a group	21,000,000	63.20%

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

On October 10, 2008, 750,000 shares of common stock were issued to an executive for compensation having a fair value of $50,000 based upon fair value on the date of grant.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were billed approximately $ 43,813 and $26,781 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2009 and 2008.

Tax Fees

For our fiscal years ended December 31, 2009 and December 31, 2008, we were billed $3,775 and$1,231, respectively for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

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

14.1 Code of Ethics *

31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1  Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

* We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is previously filed as an exhibit with our December 31, 2008 Form 10-K filed with the SEC on March 25, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2010

By /s/ Clifford Lerner
Clifford Lerner,
President, Chief Executive Officer,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clifford Lerner	President, Chief Executive Officer,	March 31, 2010
Clifford Lerner	Chief Financial Officer