Form 10-Q
period 2010-03-31
Snap Interactive, Inc
filed 2010-05-17
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 16, 2010:  32,928,969 shares of Common Stock.

SNAP INTERACTIVE, INC.

FORM 10-Q
March 31, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Removed & Reserved
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

Item 1.   Financial Information

SNAP INTERACTIVE, INC AND SUBSIDIARIES

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED).

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED).

PAGE	5 – 21	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Current Assets
Cash	$1,478,093	$1,895,449
Credit card holdback receivable	61,436	14,996
Accounts receivable, net	24,631	322,351
Prepaid expense	208,107	223,372
Total Current Assets	1,772,267	2,456,168

Property and Equipment, net	84,056	86,633

Other Assets
Security deposit	33,435	33,435
Total Other Assets	33,435	33,435

Total Assets	$1,889,758	$2,576,236

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$283,369	$529,570
Deferred revenue	604,531	281,049
Settlement payable	19,461	23,238
Convertible notes payable - related party	45,486	45,486
Accrued interest	22,096	21,423
Total Current Liabilities	974,943	900,766

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
32,928,969 and 32,628,969 shares issued and outstanding, respectively	32,929	32,629
Additional paid-in capital	2,672,917	2,568,652
Accumulated deficit	(1,727,949)	(924,500)
Less: deferred compensation	(63,082)	(1,311)
Total Stockholders' Equity	914,815	1,675,470

Total Liabilities and Stockholders' Equity	$1,889,758	$2,576,236

See accompanying notes to condensed consolidated unaudited financial statements

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Revenue	$927,436	$768,972

Cost of Revenue	375,215	323,544

Gross Profit	552,221	445,428

Operating Expenses
Compensation expense	343,027	129,616
Professional fees	49,093	49,284
Advertising and marketing expense	829,416	-
General and administrative	146,710	109,955
Total Operating Expenses	1,368,246	288,855

Income /(Loss) from Operations	(816,025)	156,573

Other Income (Expense)
Interest expense	(896)	(1,323)
Other income	11,110	3,403
Interest income	2,362	2,819
Total Other Income/(Expense), net	12,576	4,899

Income/(Loss) Before Provision For Income Taxes	(803,449)	161,472

Provision for Income Taxes	-	(95,000)

Net Income/(Loss)	$(803,449)	$66,472

Net Income/(Loss) Per Share - Basic	$(0.02)	$0.00

Net Income/(Loss) Per Share - Diluted	$(0.02)	$0.00

Weighted average number of shares outstanding
during the period - Basic	32,822,302	32,327,367

Weighted average number of shares outstanding
during the period - Diluted	32,822,302	32,852,925

See accompanying notes to condensed consolidated unaudited financial statements

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity
For the three months ended March 31, 2010
(Unaudited)

	Preferred Stock		Common stock
	$.001 Par Value		$.001 Par Value		Additional			Total
					paid-in	Accumulated	Deferred	Stockholder's
		Amount	Shares	Amount	capital	Deficit	Compensation	Equity

Balance, December 31, 2009	-	-	32,628,969	32,629	2,568,652	(924,500)	(1,311)	1,675,470

Deferred compensation realized	-	-	-	-	-	-	1,311	1,311

Stock options granted for services	-	-	-	-	11,024	-	-	11,024

Share based compensation	-	-			18,541	-	-	18,541

Shares issued for services	-	-	300,000	300	74,700	-	(63,082)	11,918

Net Loss, for the three months ended March 31, 2010						(803,449)		(803,449)

Balance, March 31, 2010	-	$-	32,928,969	$32,929	$2,672,917	$(1,727,949)	$(63,082)	$914,815

See accompanying notes to condensed consolidated unaudited financial statements

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net Income/(Loss)	$(803,449)	$66,472
Adjustments to reconcile net income/(loss)to net cash provided by operations
Depreciation/Amortization	4,561	3,692
Stock based compensation	42,794	71,661
(Increase) Decrease in:
Accounts receivable	297,720	152,866
Credit card holdback receivable	(46,440)	-
Prepaid expense	15,265	(15,607)
Security deposit	-	(17,860)
Increase (Decrease) in:
Accounts payable and accrued expenses	(249,978)	(196,456)
Deferred revenue	323,482	-
Accrued interest payable	673	673
Net Cash Provided by Operating Activities	(415,372)	65,441

Cash Flows From Investing Activities:
Increase in investments	-	(250,000)
Purchase of fixed assets and domain name	(1,984)	(41,773)
Net Cash Used In Investing Activities	(1,984)	(291,773)

Net Cash Provided By Financing Activities	-	-

Net Increase (Decrease) in Cash	(417,356)	(226,332)

Cash at Beginning of Period	1,895,449	1,529,354

Cash at End of Period	$1,478,093	$1,303,022

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$3,411
Cash paid for taxes	$-	$85,132

See accompanying notes to condensed consolidated unaudited financial statements

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2010

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

(B) Principles of Consolidation

The accompanying 2010 and 2009 consolidated financial statements include the accounts of Snap Interactive, Inc., its 100% owned subsidiaries eTwine, Inc and Snap Mobile Limited. Snap Mobile Limited is a United Kingdom Corporation, and was incorporated on June 10, 2009. All intercompany accounts have been eliminated in the consolidation.

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

 MARCH 31, 2010

(UNAUDITED)

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

There were no impairment losses recorded during the three months ended March 31, 2010 and 2009, respectively.

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

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2010

(UNAUDITED)

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Income/(Loss)Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings Per Share.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, warrants, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share.  For the three months ended March 31, 2009 the 10,290,000 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted income per share because their inclusion is anti-dilutive.    For the three months ended March 31, 2010, 7,350,000 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted loss per share because their inclusion is anti-dilutive.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2010

(UNAUDITED)

	For the	For the
	three Months ended	three months Ended
	March 31, 2010	March 31, 2009
Net income (loss) for the period	$(803,449)	$66,472

Weighted average number of shares outstanding	32,822,302	32,327,367

Basic earnings (loss) per share	$(0.02)	$0.00

The following table sets for the computation of diluted earnings per share:

	For the	For the
	three months Ended	three months Ended
	Mach 31, 2010	March 31, 2009
Net income (loss) for the period	$(803,449)	$66,472
Add: Adjustment for interest on 6% convertible notes	-	682

Adjusted net income (loss)	$(803,449)	$67,154

Weighted average number of shares outstanding	32,822,302	32,827,367
Add: Weighted Average shares assumed to be issued upon conversion of 6% convertible notes as of the date of issuance	-	175,185
Dilutive Warrants and options as of beginning of period	-	-
Weighted average number of common and common equivalent shares	32,822,302	32,852,925

Diluted earnings(loss) per share	$(0.02)	$0.00

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2010

(UNAUDITED)

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

(M) Concentration of Credit Risk

At March 31, 2010, 70% of advertising sales earned were from Customer A and 13.67% of advertising sales were from Customer B.

At March 31, 2010, 46.73% of Accounts Receivable from advertising sales is due from Customer B, 25.27% of advertising sales was due from Customer C, and 14.47% of advertising sales was due from Customer D.

At March 31, 2009, 21.63% of sales earned was due from Customer A, 22.36% was due from Customer B, 28.30% was due from Customer C.

At March 31, 2009 21.40% of Accounts Receivable was due from Customer A, 38.36% was due from Customer C and 11.92% was due from Customer D.

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $275,000 in excess of FDIC insurance limits as of March 31, 2010.

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

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2010

(UNAUDITED)

The Company recognizes advertising revenue as earned on a click-through, impression, and registration/subscription basis.  When a user clicks an advertisement (“CPC basis”), views an advertisement impression (“CPM basis”), or registers for an external website via an advertisement clicked on through the Company’s applications (“CPA basis”), or purchases “points” or completes an offer to subscribe to premium features on the Company’s applications, the contract amount is recognized as revenue.

The Company recognizes revenue from monthly premium subscription fees in the month in which the services are used. Revenues are presented net of refunds, credits and known credit card chargebacks.   Subscriptions are currently offered in durations of varying length from one month to six months.

The Company recognizes revenue from the direct sale of "points" over two months.  Points can be used in exchange for premium features on products.

During the three months ending March 31, 2010 and 2009 the Company had the following revenues:

	As of March 31, 2010	As of March 31, 2009

Advertising Revenue	$177,070	$768,972
Subscription/Points Revenue	750,366	-

Total Revenue	$927,436	$768,972

 (O) Cost of Revenue

Cost of revenues includes the expenses associated with the operation of data centers, including labor, consulting, hosting, server and web design and programming expenses.

(Q) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(S) Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $829,416 and $0 for the three months ended March 31, 2010 and 2009, respectively.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2010

(UNAUDITED)

(T) Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2010

(UNAUDITED)

 NOTE 2     PROPERTY AND EQUIPMENT

At March 31, 2010 and December 31, 2009 property, equipment and intangible assets is as follows:

	As of March 31, 2010 (Unaudited)	As of December 31, 2009

Computer/Equipment and Furniture	$83,172	$81,187
Website Domain Name	24,938	24,938
Software	1,353	1,353
Website Costs	40,500	40,500
Less Accumulated Depreciation and Amortization	(65,907)	(61,345)

Total Property and Equipment	$84,056	$86,633

Depreciation and amortization expense for the three months ended March 31, 2010 and 2009 was $4,561, and $3,692, respectively.

NOTE 3     STOCKHOLDERS’ EQUITY

(A)   Common Stock Issued for Services

On February 1, 2010, the Company entered into a one year consulting agreement with an unrelated third party to provide legal services.  In exchange for the services provided the Company was required to issue 300,000 shares of the Company’s common stock with a fair value of $75,000.  As of March 31, 2010, $11,918 is recorded as legal fees and $63,082 is recorded as deferred compensation.

On March 1, 2010, the Company authorized the issuance of 300,000 shares of the Company's common stock as part of co-founder employment agreement in exchange for 3,000,000 options previously issued (See Note 6(A), and 7).

During 2009, the Company issued 482,784 shares of common stock as compensation pursuant to agreements with a fair value totaling $114,693. For the period ended March 31, 2010, $12,335 is recorded as compensation expense and $0 is recorded as deferred compensation.

During 2009, the Company has authorized the issuance of 720,000 shares of common stock as compensation pursuant to agreements with a fair value totaling $154,885. For the period ended March 31, 2010, $18,541 has been recognized as compensation expense.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2010

(UNAUDITED)

(B)  Stock Options and Warrants Issued for Services

The following tables summarize all stock option and warrant grants to employees and consultants for the three months ended March 31, 2010 and 2009, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2009	9,600,000
Granted	--
Exercised	-
Forfeited	(3,000,000)
Balance at March 31, 2010	6,600,000
Options Exercisable at March 31, 2010	6,015,000	$0.31
Weighted Average Fair Value of Options Granted During 2010		$0.00

Of the total options granted, 6,015,000 are fully vested, exercisable and non-forfeitable.

The following table summarizes information about stock options and warrants for the Company as of March 31, 2010 and 2009:

2010 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$0.00-0.13	4,650,000	3.74	$0.13	4,500,000	$0.13
$0.17 - 1.00	1,950,000	2.10	$0.66	1,515,000	$0.84
2009 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2009	Weighted Average Exercise Price
$0.00-0.13	4,500,000	3.71	$0.13	4,500,000	$0.13
$0.17 - 1.00	5,040,000	3.38	$0.49	4,080,000	$0.44

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2010

(UNAUDITED)

2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$0.40	750,000	0.26	$0.40	750,000	$0.40

2009 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2009	Weighted Average Exercise Price
$0.40	750,000	1.34	$0.40	750,000	$0.40

(C) Stock Split

On January 12, 2010, the Company’s Board of Directors declared a three –for-one forward stock split effective to stockholders of record on January 14, 2010.  Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

NOTE 4     CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 (extended to December 31, 2010) and bearing interest at a rate of 6% per annum. All debt can be converted at the rate of $0.08 per share for each $1 of debt.  The cash offering price at that time was $0.08 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 600,000 shares of common stock.  The fair value of the common stock was $0.08 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At March 31, 2010, the Company had a remaining balance due of $35,348.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 (extended to March 1, 2011) and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.10 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At March 31, 2010, the Company had a remaining balance due March 1, 2010 of $10,138.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2010

(UNAUDITED)

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

On December 1, 2007 the Company entered into a one year employment agreement with its co-founder. As compensation for services received, the Company is required to issue 300,000 shares of common stock, an option to purchase 3,000,000 shares and annual compensation of $160,000 a year beginning January 2008 with annual bonus and salary increases determined by the Company.  The agreement also calls for the employee to receive health benefits as well as a monthly membership for a health and fitness facility.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  On October 10, 2008, the Company issued 750,000 shares of common stock for professional services rendered having a fair value of $50,000 on the date of grant.  The Company also issued a $25,000 cash bonus for the year ended December 31, 2008.  As of January 1, 2010 the employment agreement has not been extended, however the employment relationship had continued under the same terms with an annual compensation of $180,000. Beginning February 28, 2009 the co-founder receives $750 per month as a transportation allowance. The amendment also provided for routine indemnification against any action or suit brought against him as a result of the performance of his job duties.   In March 2010 an amendment to its President and CEO’s employment agreement was signed which called for routine indemnification against any action or suit brought against him as a result of the performance of his job duties (See Note 3(A)).

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2010

(UNAUDITED)

On March 1, 2010, the Company and its Co-Founder revised his employment agreement whereas the Company agreed to issue 300,000 shares to its Co-Founder in exchange for 3,000,000 options (1,500,000 @ $.23 and 1,500,000 @ $.50) previously issued and expensed on December 1, 2007.  The shares issued vest upon the earlier of 3 years or in the event that there is a change in control in the Company due to reorganization, merger, consolidation, or sale of the Company.

In accordance with FASB Accounting Standards Codification No. 718, paragraph 35-3, this transaction should be treated as a modification of an award.  As per ASC 718, incremental compensation cost shall be measured as the excess, if any, of the fair value of the 300,000 shares issued over the fair value of the exchanged options immediately before its terms are modified, measured based on the share price and other pertinent factors at that date.

The Company has valued the exchanged options at their fair value on March 1, 2010 using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life	1 year
Expected volatility	141.34%
Risk free interest rate	3.31%
Expected dividends	0%

Based on the above calculation, the Company has determined that there is no additional compensation to be realized as result of this modification.

On December 13, 2006 the Company executed an employment agreement with its President and CEO.  The term ceases December 1, 2007 but it was renewed for a period of one additional year through December 1, 2008.  As compensation for services, the President will receive annual compensation of $160,000 a year beginning January 1, 2008.  The agreement also calls for the employee to receive health benefits as well as a monthly membership for a health and fitness facility. In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  For the year ended December 31, 2008 a $100,000 cash year-end bonus has been issued. As of January 1, 2010 the employment agreement has not been extended, however the employment relationship had continued under the same terms with an annual compensation of $210,000.   In March 2010 an amendment to its President and CEO’s employment agreement was signed which called for routine indemnification against any action or suit brought against him as a result of the performance of his job duties

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2010

(UNAUDITED)

(B) Consulting Agreements

On March 25, 2010, the Company entered into a fifteen month agreement with an unrelated third party to provide online monitoring and transaction services.  In exchange for the services provided the Company will pay a minimum fee of $2,500 per month for up to 225,000 queries. The Company will pay additional fees for all queries up to 500,000 at $0.01.    The Company has an option to cancel the agreement for any reason within 90 days of the start date of services provided.

On March 19, 2009, the Company entered into a one year agreement with an unrelated third party to provide advertising management services. In exchange for the services provided the Company will pay a fee on a CPM (Cost Per Thousand Impressions) basis for each advertisement passing through the third party’s computer server.  As of March 31, 2010, no advertising services have been rendered.

On February 1, 2010, the company entered into a one year legal agreement with an unrelated third party to provide legal services.  In exchange for the services provided the Company issued 300,000 shares of common stock for legal services having a fair value of $75,000 based upon fair value on the date of grant. As of March 31, 2010, $11,918 is recorded as legal fees and $63,082 is recorded as deferred compensation (See Note 3(A)).

On January 21, 2009, the Company entered into a one year consulting agreement with an unrelated third party to provide computer consulting services.  In exchange for the services provided the Company issued 15,000 shares of common stock for consulting services having a fair value of $4,950 based upon fair value on the date of grant.   As of March 31, 2010, $0 is recorded as deferred compensation (See Note (3(A)).

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2010

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

NOTE 7     RELATED PARTY TRANSACTIONS

On December 1, 2007 the Company entered into a one year employment agreement with an executive.  As compensation for services received the Company is required to issue 300,000 shares of common stock, an option to purchase 3,000,000 shares and an annual compensation of $160,000 per year beginning January 2008. As of March 31, 2010 the employment agreement has not been extended, however the employment relationship has continued under the same terms with an annual compensation of $180,000 effective January 1, 2010. In March 2010 an amendment to its President and CEO’s employment agreement was signed which called for routine indemnification against any action or suit brought against him as a result of the performance of his job duties. On March 1, 2010, the Company and its Co-Founder revised his employment agreement whereas the Company agreed to issue 300,000 shares to its Co-Founder in exchange for 3,000,000 options (1,500,000 @ $.23 and 1,500,000 @ $.50) previously issued and expensed on December 1, 2007.  The shares issued vest upon the earlier of 3 years or in the event that there is a change in control in the Company due to reorganization, merger, consolidation, or sale of the Company (See Note 6(A)).

On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 and bearing interest at a rate of 6% per annum. Effective December 15, 2008, the note was extended to December 31, 2009.  All debt can be converted at the rate of $0.08 per share for each $1 of debt.  The cash offering price at that time was $0.08 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 600,000 shares of common stock.  The fair value of the common stock was $0.08 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At March 31, 2010, the Company had a remaining balance due of $35,348.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.30 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At March 31, 2010, the Company had a remaining balance due March 1, 2010 of $10,138.

NOTE 8     SUBSEQUENT EVENTS

As of May 16, 2010 there are no subsequent events.

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

Our Business Objectives

▪	Continue to upgrade our existing applications and products

▪	Promotion and expansion of our various products including our social networking applications, our iPhone application, and our AreYouInterested.com online dating website.

▪	Consider building new applications on social networking platforms and further exploration of mobile platforms

▪	Considering launching additional applications and websites that expand beyond online dating based upon our identification of industries and markets that we believe represent profitable opportunities.

▪	Continue to focus on building out our subscription services, virtual goods platform, and other such revenue models outside of advertising.

▪	Identify & explore new opportunities that emerge in our rapidly evolving industry

Results of Operations for the Quarter ended March 31, 2010 Compared to the Quarter ended March 31, 2009

Revenues

Revenue increased from $768,972 for the three months ended March 31, 2009 to $927,436 for the three months ended March 31, 2010, an increase of $158,464.

These revenues are primarily generated from premium features placed on our various applications as well as subscription fees for subscriptions to our Are You Interested application on Facebook. The increase in revenue for the three months ended March 31, 2010 was primarily due to the revenue increase produced by the implementation of subscriptions on our Are You Interested brand.

Cost of Revenue

Cost of revenue increased from $323,544 for the three months ended March 31, 2009 to $375,215 for the three months ended March 31, 2010, an increase of $51,671.   The increase in cost of revenue is primarily attributable to the overall expansion of our operations as compared to the previous year.  Our hosting costs increased as did other costs associated with the programming, design, and maintenance of our products.

Operating Expenses

Operating Expenses for the three months ended March 31, 2010 increased to $1,368,246 from $288,855 for the three months ended March 31, 2009, representing an increase of $1,079,391.

The increase in operating expenses is primarily attributable to an increase in advertising and marketing expense as well as the overall expansion of our operations as compared to the previous year. Primary operating expenses include compensation expense, and general & administrative expenses.

Advertising and marketing expense for the three months ended March 31, 2010 was $829,416.  These expenses were minimal for the three months ended March 31, 2009 and were not recognized independently.  The increase in advertising and marketing expense is primarily due to the shift to a subscription based model and the associated user acquisition costs.

Compensation expense for the three months ended March 31, 2010 increased to $343,027 from $129,616 for the three months ended March 31, 2009, representing an increase of $213,411.  The increase in compensation expense is primarily attributable to the additional hirings to increase our staff.

General and administrative expenses for the three months ended March 31, 2010 increased to $146,710 from $109,955 for the three months ended March 31, 2009, representing an increase of $36,755.   The increase in general and administrative expense is due to the overall expansion of our operations as compared to last year.

Professional fees for the three months ended March 31, 2010 decreased to $49,093 from $49,284 for the three months ended March 31, 2009, representing a decrease of $191.

Net Income

Net income decreased to a net loss of $803,449 for the three months ended March 31, 2010 from net income of $66,472 for the three months ended March 31, 2009, a decrease of $869.921.

The decrease in net income and shift to a net loss was primarily due to the revenue recognition impact of our shift to a subscription model in which revenue is recognized on a deferred basis when subscriptions occur over more than a single month as well as increased user acquisition costs associated with the shift to a subscription model on the Are You Interested brand.

Liquidity and Capital Resources

We are  currently financing our operations primarily through cash generated by its operating activities and revenues derived from advertisements placed on our various applications as well as premium features placed on our applications.

As of March 31, 2010, we had $1,478,093 in cash.  Our cash declined from December 31, 2009 by $417,356 due to our increased advertising and marketing expense.  Historically, our principal working capital needs have been met through continuing operations. As we grow and expand our operations, the need for working capital will increase. We expect to finance our internal growth with cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

Our net loss for the three months ended March 31, 2010 was $803,449.  Net cash used by the operating activities was $415,372 during the three months ended March 31, 2010 as compared to cash provided by operating activities of $65,441 for the three months ended March 31, 2009.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

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

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2010, we entered into a one year legal agreement with an unrelated third party to provide legal services.  In exchange for the services provided we issued 300,000 shares of common stock for legal services having a fair value of $75,000 based upon fair value on the date of grant. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On March 1, 2010, we entered into a revised  employment agreement with our Co-Founder whereby we agreed to issue 300,000 shares to our Co-Founder in exchange for 3,000,000 options (1,500,000 @ $.23 and 1,500,000 @ $.50) previously issued and expensed on December 1, 2007.  The shares issued vest upon the earlier of the following: 3 years or in the event that we undertake a change in control due to reorganization, merger, consolidation, or sale of the Company.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed & Reserved).

None.

Item 5. Other Information.

None

Item 6. Exhibits.

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

SNAP INTERACTIVE, INC.

Date: May 16, 2010	By:	/s/ Clifford Lerner
Clifford Lerner President, Chief Executive Officer, Chief Financial Officer