Form 10-Q
period 2010-06-30
Snap Interactive, Inc
filed 2010-08-16
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 16, 2010:  32,928,969 shares of Common Stock.

SNAP INTERACTIVE, INC.

FORM 10-Q
June 30, 2010
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

SIGNATURE

Item 1.   Financial Information

SNAP INTERACTIVE, INC AND SUBSIDIARIES

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED).

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED).

PAGE	5 – 18	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2010	December 31, 2009
	(Unaudited)
Current Assets
Cash	$1,408,756	$1,895,449
Credit Card Holdback Receivable	104,370	14,996
Accounts receivable, net	27,909	322,351
Prepaid Expense	241,490	223,372
Total Current Assets	1,782,525	2,456,168

Property and Equipment, net	83,935	86,633

Other Assets
Security Deposit	18,185	33,435
Total Other Assets	18,185	33,435

Total Assets	$1,884,645	$2,576,236

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$186,403	$529,570
Deferred Revenue	722,866	281,049
Settlement Payable	11,793	23,238
Convertible Notes Payable - Related Party	45,486	45,486
Accrued interest	22,769	21,423
Total Current Liabilities	989,317	900,766

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
32,928,969 and 32,628,969 shares issued and outstanding, respectively	32,929	32,629
Additional paid-in capital	2,702,578	2,568,652
Accumulated deficit	(1,796,811)	(924,500)
Less: deferred compensation	(43,368)	(1,311)
Total Stockholders' Equity	895,328	1,675,470

Total Liabilities and Stockholders' Equity	$1,884,645	$2,576,236

See accompanying notes to condensed consolidated unaudited financial statements.

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenue	$1,243,082	$784,242	$2,170,518	$1,553,214

Cost of Revenue	383,662	298,857	758,877	606,897

Gross Profit	859,420	485,385	1,411,641	946,317

Operating Expenses
Compensation expense	168,932	175,363	326,459	318,113
Professional fees	28,735	32,913	77,828	82,200
Advertising and marketing expense	512,772	-	1,342,188	-
General and administrative	220,893	146,074	553,104	258,396
Total Operating Expenses	931,332	354,350	2,299,579	658,709

Income /(Loss) from Operations	(71,912)	131,035	(887,938)	287,608

Other Income (Expense)
Interest Expense	(1,185)	(1,269)	(2,081)	(2,592)
Other Income	2,501	4,001	13,611	7,404
Interest Income	1,735	4,218	4,097	7,037
Total Other Income/(Expense), net	3,051	6,950	15,627	11,849

Income/(Loss) Before Provision For Income Taxes	(68,861)	137,985	(872,311)	299,457

Provision for Income Taxes	-	(91,555)	-	(186,555)

Net Income/(Loss)	$(68,861)	$46,430	$(872,311)	$112,902

Net Income/(Loss) Per Share - Basic	$(0.00)	$0.00	(0.03)	0.00

Net Income/(Loss) Per Share - Diluted	$(0.00)	$0.00	(0.03)	0.00

Weighted average number of shares outstanding
during the period - Basic	32,928,969	32,443,251	32,875,930	32,385,630

Weighted average number of shares outstanding
during the period - Diluted	32,928,969	32,968,806	32,875,930	32,911,185

See accompanying notes to condensed consolidated unaudited financial statements.

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity
For the six months ended June 30, 2010
(Unaudited)

	Preferred Stock		Common stock
	$.001 Par Value		$.001 Par Value		Additional			Total
					paid-in	Accumulated	Deferred	Stockholder's
		Amount	Shares	Amount	capital	Deficit	Compensation	Equity

Balance, December 31, 2009	-	$-	32,628,969	$32,629	$2,568,652	$(924,500)	$(1,311)	$1,675,470

Deferred compensation realized	-	-	-	-	-	-	1,311	1,311

Stock options granted for services	-	-	-	-	22,144	-	-	22,144

Share based compensation	-	-			37,082	-	-	37,082

Shares issued for services	-	-	300,000	300	74,700	-	(44,589)	30,411

Deferred compensation realized	-	-	-	-	-	-	1,221	1,221

Net Loss, for the six months ended June 30, 2010						(872,311)		(872,311)

Balance, June 30, 2010	-	$-	32,928,969	$32,929	$2,702,578	$(1,796,811)	$(43,368)	$895,328

See accompanying notes to condensed consolidated unaudited financial statements.

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net Income/(Loss)	$(872,311)	$112,902
Adjustments to reconcile net income/(loss)to net cash provided by operations
Depreciation/Amortization	9,150	8,564
Stock based compensation	92,169	142,890
(Increase) Decrease in:
Accounts Receivable	294,442	91,638
Credit Card Holdback Receivable	(89,374)	-
Prepaid Expense	(18,118)	(75,948)
Security Deposit	15,250	(14,685)
Increase (Decrease) in:
Accounts payable and accrued expenses	(354,612)	(81,521)
Deferred revenue	441,817	-
Accrued interest payable	1,346	1,346
Net Cash Provided by Operating Activities	(480,241)	185,186

Cash Flows From Investing Activities:
Increase in Investments	-	(251,623)
Purchase of Fixed Assets and Domain Name	(6,452)	(51,788)
Net Cash Used In Investing Activities	(6,452)	(303,411)

Net Cash Provided By Financing Activities	-	-

Net Increase (Decrease) in Cash	(486,693)	(118,225)

Cash at Beginning of Period	1,895,449	1,529,354

Cash at End of Period	$1,408,756	$1,411,129

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$1,247
Cash paid for taxes	$-	$78,210

See accompanying notes to condensed consolidated unaudited financial statements.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 JUNE 30, 2010

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

 JUNE 30, 2010

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

There were no impairment losses recorded during the three and six months ended June 30, 2010 and 2009, respectively.

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

 JUNE 30, 2010

(UNAUDITED)

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Income/(Loss)Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings Per Share.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, warrants, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share.  For the three and six months ended June 30, 2009 the 10,290,000 shares issuable upon the exercise of stock options and warrants were not included in the computation of income per share because their inclusion is anti-dilutive.    For the three and six months ended June 30, 2010, 7,350,000 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted loss per share because their inclusion is anti-dilutive.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 JUNE 30, 2010

(UNAUDITED)

The following table sets forth the computation of basic earnings per share:

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income (loss) for the period	$(68,861)	$46,430	$(872,311)	$112,902

Weighted average number of shares outstanding	32,928,969	32,443,251	32,875,930	32,385,630

Basic earnings per share	$(0.00)	$0.00	$(0.03)	$0.00

The following table sets forth the computation of diluted earnings per share:

	For the	For the	For the	For the
	three months ended	three months ended	Six months ended	Six months
	June 30,2010	June 30,2009	June 30,2009	June 30,2009
Net income (loss) for the year	$(68,861)	$46,430	$(872,311)	$112,902
Add: Adjustment for interest on 6% convertible notes	-	682	0	1,365

Adjusted net income (loss)	$(68,861)	$47,112	$(872,311)	$114,267

Weighted average number of shares	32,928,969	32,443,251	32,875,930	32,385,630
Add: Weighted Average shares assumed to be issued upon conversion of 6% convertible notes as of the date of issuance	-	525,555	-	525,555
Warrants and options as of beginning of period	-	-	-	-

Weighted average number of common and common equivalent shares	32,928,969	32,968,806	32,875,930	32,911,185

Diluted earnings(loss) per share	$0.00	$0.00	$(0.03)	$0.00

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 JUNE 30, 2010

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

(M) Concentration of Credit Risk

At June 30, 2010, 44.13% of Accounts Receivable is due from Customer B, 19.44% was due from Customer C, and 23.69% was due from Customer D.

At June 30, 2009, 19.29% of sales earned was due from Customer A, 35.54% was due from Customer B, 15.20% was due from Customer C.

At June 30, 2009 18.32% of Accounts Receivable was due from Customer A, 42.15% was due from Customer B and 18.69% was due from Customer C.

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $335,036 in excess of FDIC insurance limits as of June 30, 2010.

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

 JUNE 30, 2010

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

The Company recognizes revenue from monthly premium subscription fees in the month in which the services are used. Revenues are presented net of refunds, credits and known credit card chargeback.   Subscriptions are currently offered in durations of varying length from one month to six months.

Revenues from multi month subscriptions are recognized over the length of the subscription term rather than when purchased. Because the majority of our subscription sales occurred from subscriptions with a term of three or six months, we apportion that revenue over the duration of the subscription term even though it is collected in full at the time of purchase. The difference between the gross cash receipts collected and the recognized revenue from those sales during that reporting period will appear as deferred revenue.

The Company recognizes revenue from the direct sale of "points" over two months.  Points can be used in exchange for premium features on products.

Our payment processors have established routine reserve accounts to secure the performance of our obligations under our service agreements.  This is standard practice within the payment processing industry.  These reserve accounts withhold a small percentage of our sales in a segregated account in the form of a six month rolling reserve.  Each month’s withheld funds are returned to us on a monthly basis after six months of being held in the reserve account and any remaining funds will be returned to us after 90 to 180 days following termination of such agreements.

During the six months ending June 30, 2010 and 2009 the Company had the following revenues:

	As of June 30, 2010	As of June 30, 2009

Advertising Revenue	$210,229	$1,553,214
Subscription/Points Revenue	1,960,289	-

Total Revenue	$2,170,518	$1,553,214

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 JUNE 30, 2010

(UNAUDITED)

 (O) Cost of Revenue

Cost of revenues includes the expenses associated with the operation of data centers, including labor, consulting, hosting, server and web design and programming expenses.

(P) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(Q) Advertising and Marketing

Advertising and marketing costs are expensed as incurred.  Advertising and marketing expense was $1,342,188 and $0 for the six months ended June 30, 2010 and 2009, respectively.

(R) Recent Accounting Pronouncements

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

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 JUNE 30, 2010

(UNAUDITED)

 NOTE 2     PROPERTY AND EQUIPMENT

At June 30, 2010 and December 31, 2009 property, equipment and intangible assets is as follows:

	As of June 30, 2010	As of December 31, 2009

Computer/Equipment and Furniture	$87,640	$81,187
Website Domain Name	24,938	24,938
Software	1,353	1,353
Website Costs	40,500	40,500
Less Accumulated Depreciation and Amortization	(70,496)	(61,345)

Total Property and Equipment	$83,935	$86,633

Depreciation and amortization expense for the six months ended June 30, 2010 and 2009 was $9,150, and $8,564 respectively.

NOTE 3     STOCKHOLDERS’ EQUITY

(A)   Common Stock Issued for Services

On February 1, 2010, the Company entered into a one year consulting agreement with an unrelated third party to provide legal services.  In exchange for the services provided the Company was required to issue 300,000 shares of the Company’s common stock with a fair value of $75,000.  As of June 30, 2010, $30,411 is recorded as legal fees and $44,589 is recorded as deferred compensation.

On March 1, 2010, the Company authorized the issuance of 300,000 shares of the Company's common stock as part of a co-founder employment agreement in exchange for 3,000,000 options previously issued (See Note 6(A), and 7).

During 2009, the Company issued 482,784 shares of common stock as compensation pursuant to agreements with a fair value totaling $114,693. For the period ended June 30, 2010, $12,335 is recorded as compensation expense and $0 is recorded as deferred compensation.

During 2009, the Company has authorized the issuance of 720,000 shares of common stock as compensation pursuant to agreements with a fair value totaling $154,885. For the period ended June 30, 2010, $37,082 has been recognized as compensation expense.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 JUNE 30, 2010

(UNAUDITED)

(B)  Stock Options and Warrants Issued for Services

The following tables summarize all stock option and warrant grants to employees and consultants for the six months ended June 30, 2010 and 2009, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2009	9,600,000
Granted	--
Exercised	-
Forfeited	(3,000,000)
Balance at June 30, 2010	6,600,000
Options Exercisable at June 30, 2010	6,015,000	$0.31
Weighted Average Fair Value of Options Granted During 2010		$0.00

Of the total options granted, 6,015,000 are fully vested, exercisable and non-forfeitable.

The following table summarizes information about stock options and warrants for the Company as of June 30, 2010 and 2009:

2010 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price
$0.00-0.13	4,650,000	3.49	$0.13	4,500,000	$0.13
$0.17 - 1.00	1,950,000	1.56	$0.66	1,515,000	$0.84
2009 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2009	Weighted Average Exercise Price
$0.00-0.13	4,500,000	3.46	$0.13	4,500,000	$0.13
$0.17 - 1.00	5,040,000	3.13	$0.49	4,080,000	$0.44

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 JUNE 30, 2010

(UNAUDITED)

2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price
$0.40	750,000	0.01	$0.40	750,000	$0.40

2009 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2009	Weighted Average Exercise Price
$0.40	750,000	1.01	$0.40	750,000	$0.40

(C) Stock Split

On January 12, 2010, the Company’s Board of Directors declared a three –for-one forward stock split effective to stockholders of record on January 14, 2010.  Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

NOTE 4     CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 (extended to December 31, 2010) and bearing interest at a rate of 6% per annum. All debt can be converted at the rate of $0.08 per share for each $1 of debt.  The cash offering price at that time was $0.08 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 600,000 shares of common stock.  The fair value of the common stock was $0.08 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At June 30, 2010, the Company had a remaining balance due of $35,348.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 (extended to March 1, 2011) and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.10 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At June 30, 2010, the Company had a remaining balance due of $10,138.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 JUNE 30, 2010

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

 JUNE 30, 2010

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

On December 13, 2006 the Company executed an employment agreement with its President and CEO.  The term ceases December 1, 2007 but it was renewed for a period of one additional year through December 1, 2008.  As compensation for services, the President will receive annual compensation of $160,000 a year beginning January 1, 2008.  The agreement also calls for the employee to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  For the year ended December 31, 2008 a $100,000 cash year-end bonus has been issued. As of January 1, 2010 the employment agreement has not been extended, however the employment relationship had continued under the same terms with an annual compensation of $210,000.   In March 2010 an amendment to its President and CEO’s employment agreement was signed which called for routine indemnification against any action or suit brought against him as a result of the performance of his job duties

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 JUNE 30, 2010

(UNAUDITED)

(B) Consulting Agreements

On June 30, 2010, the Company entered into a two year payment processing agreement with an unrelated third party.  The Company will pay processing fees based on the agreement and if the agreement is terminated prior to the end of the contact, the agreement calls for an early termination fee equal to 75% of the average six month fee.

On March 25, 2010, the Company entered into a fifteen month agreement with an unrelated third party to provide online monitoring and transaction services.  In exchange for the services provided the Company will pay a minimum fee of $2,500 per month for up to 225,000 database queries. The Company will pay additional fees for all queries up to 500,000 at $0.01.    The Company has an option to cancel the agreement for any reason within 90 days of the start date of services provided.

On March 19, 2009, the Company entered into a one year agreement with an unrelated third party to provide advertising management services. In exchange for the services provided the Company will pay a fee on a CPM (Cost Per Thousand Impressions) basis for each advertisement passing through the third party’s computer server.  As of June 30, 2010, no advertising services have been rendered.

On February 1, 2010, the company entered into a one year legal agreement with an unrelated third party to provide legal services.  In exchange for the services provided the Company issued 300,000 shares of common stock for legal services having a fair value of $75,000 based upon fair value on the date of grant. As of June 30, 2010, $30,411 is recorded as compensation expense and $44,589 is recorded as deferred compensation (See Note 3(A)).

SNAP INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 JUNE 30, 2010

(UNAUDITED)

(C) Operating Lease Agreements

On February 25, 2009 the Company executed a three-year non-cancelable operating lease for its new corporate office space. The lease began on April 1, 2009 and expires on March 31, 2012.  Total base rent due during the term of the lease is $313,680.

On April 4, 2008, the Company executed a two-year non-cancelable operating lease for its office space. The lease began on May 1, 2008 and expired on April 30, 2010 at a monthly rent of $5,083.   Subsequent to the Company’s move to the new corporate location, this space was subleased for a lease term beginning May 1, 2009 and expiring April 30, 2010 for a total base rent of $29,000 during the term of the sublease.  Following expiration on April 30, 2010 the Company did not renew or extend its lease at this location.
 (D)  Financial Consulting

On December 28, 2009, the Company entered into a one year agreement with a firm to serve as financial advisor on certain transactions. Pursuant to this Agreement, a $50,000 non-refundable cash retainer fee was paid.  In addition the firm will also receive a standard fee based on a formula that includes cash and warrants in the event of a successful transaction.

NOTE 7     RELATED PARTY TRANSACTIONS

On December 1, 2007 the Company entered into a one year employment agreement with an executive.  As compensation for services received the Company is required to issue 300,000 shares of common stock, an option to purchase 3,000,000 shares and an annual compensation of $160,000 per year beginning January 2008. As of June 30, 2010 the employment agreement has not been extended, however the employment relationship has continued under the same terms with an annual compensation of $180,000 effective January 1, 2010. In March 2010 an amendment to its President and CEO’s employment agreement was signed which called for routine indemnification against any action or suit brought against him as a result of the performance of his job duties.  On January 1, 2010, the Company and its Co-Founder revised his employment agreement whereas the Company agreed to issue 300,000 shares to its Co-Founder in exchange for 3,000,000 options (1,500,000 @ $.23 and 1,500,000 @ $.50) previously issued and expensed on December 1, 2007.  The shares issued vest upon the earlier of 3 years or in the event that there is a change in control in the Company due to reorganization, merger, consolidation, or sale of the Company (See Note 6(A)).

On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 and bearing interest at a rate of 6% per annum. Effective December 15, 2008, the note was extended to December 31, 2009.  All debt can be converted at the rate of $0.08 per share for each $1 of debt.  The cash offering price at that time was $0.08 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 600,000 shares of common stock.  The fair value of the common stock was $0.08 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At June 30, 2010, the Company had a remaining balance due of $35,348.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.30 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At June 30, 2010, the Company had a remaining balance due March 1, 2011 of $10,138.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated under the laws of the State of Delaware on July 19, 2005. Clifford Lerner is our sole officer and director, as well as our controlling stockholder. We currently have fifteen other employees. On December 30, 2005, we obtained all of the shares of eTwine, Inc. a New York Corporation incorporated in May 2004, pursuant to a Stock Purchase Agreement and Share Exchange between eTwine, Inc. and us in consideration for the issuance of 24,681,000 shares to the eTwine, Inc. shareholders. Clifford Lerner remained our sole officer and director after the agreement and pursuant to the agreement eTwine, Inc. became our wholly owned subsidiary. Now we own and operate dating applications on social networking websites as well as an online dating website. The purpose of this merger was to create a holding company in the event we decide to acquire other entities in this industry in the future. In addition, the purpose was for the public entity to be a Delaware corporation which has provisions of its laws that are more favorable to our shareholders than New York laws.

We launched an online dating website called IamFreeTonight.com in November 2006 offering several unique features for singles including Group Dating & Dating by Schedule.

In 2007 we began building dating applications on Facebook Platform.  As a result of our initial traffic growth with these applications we shifted our business model away from IamFreeTonight.com, which is no longer active, and towards building dating applications on social networking platforms.

In June 2007 we launched our first application on Facebook called Meet New People.  Meet New People, which was significantly upgraded in December 2007, allows users to flirt with each other by messaging online and post when they are free to hang out.  Meet New People has in excess of 4 Million installations.

In August 2007 we launched our second application on Facebook.com called Are You Interested.  Since its launch, Are You Interested has consistently been one of the leading pure-dating applications on Facebook as defined by most Daily Active Users and most Monthly Active Users.  Are You Interested allows users to view pictures of other members and indicate if they are “interested” in them by clicking “yes” on the picture.  We notify members when there is a mutual match.  Users are also able to send messages and exchange virtual gifts on the application.  Are You Interested has in excess of 15 Million installations on Facebook.

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

On June 10, 2009 we incorporated SNAP Mobile Limited, a United Kingdom Corporation as a wholly-owned subsidiary.

In the fourth quarter of 2009 we completed our transition from an advertising model to a subscription-based model for revenue generation on our Are You Interested application on Facebook as well as on AreYouInterested.com.

Collectively we have approximately ten applications across four social networking platforms (Facebook, MySpace, Hi5, & Bebo) along with the Are You Interested iPhone mobile application platform for mobile dating and AreYouInterested.com, a stand-alone online dating website.  Our three primary application brands are Are You Interested, Meet New People, & Flirt With Me.  As of June 30, 2010 we have in excess of 20 Million total installations of our applications.

Our Products

ARE YOU INTERESTED:  Are You Interested was launched on Facebook Platform (R) in August 2007.  Since its launch, Are You Interested has consistently been one of the leading pure-dating applications on Facebook as defined by Most Daily Active Users and Most Monthly Active Users, as well as Total Users.  Are You Interested allows users to view pictures of other members and indicate if they are “interested” by clicking “yes” on the picture.  We notify members when there is a mutual match.  Users are also able to exchange messages and virtual gifts on the application.  In March 2008 we launched Are You Interested on MySpace, in April 2008 we launched Are You Interested on Hi5 and later in 2008 we launched Are You Interested on Bebo.   Are You Interested now has in excess of 15 Million total installs on Facebook.

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

In the fourth quarter of 2009 we completed our transition from an advertising model to a subscription-based model for revenue generation on our Are You Interested application on Facebook as well as on AreYouInterested.com.

MEET NEW PEOPLE: Meet New People was launched on Facebook Platform (R) in June 2007 and substantially revamped in December 2007. Meet New People allows users to flirt with each other by messaging online and post when they are free to hang out. Meet New People has in excess of 4 Million total installs and is also one of the largest pure dating applications on Facebook by total installs.

FLIRT WITH ME: Flirt With Me was launched on MySpace in March 2008, on Hi5 in April 2008, and recently on Bebo. Flirt With Me is a fun dating application that allows users to exchange flirts with each other and also integrates a "Flirt With Me" profile box onto a user's profiles to allow anyone who visits their profile the ability to send funny flirt messages. As of June 30, 2010, Flirt With Me had approximately 1 Million total installs.

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

Our Business Objectives

▪	Continue to upgrade our existing applications and products and continue development on new projects

▪	Promotion and expansion of our various products including our social networking applications, our iPhone application, and our AreYouInterested.com online dating website.

▪	Consider building new applications on social networking platforms and further development and exploration of mobile platforms and products.

▪	Considering launching additional applications and websites that expand beyond online dating based upon our identification of industries and markets that we believe represent profitable opportunities.

▪	Continue to focus on building out our premium subscription service, marketing tools, and virtual goods platform in order to continue growing our subscription model on Are You Interested.

▪	Identify & explore new opportunities that emerge in our rapidly evolving industry

Results of Operations for the Quarter ended June 30, 2010 Compared to the Quarter ended June 30, 2009

Revenues

Revenue increased from $784,242 for the three months ended June 30, 2009 to $ 1,243,082 for the three months ended June 30, 2010, an increase of $458,840.  Revenues increased from $1,553,214 for the six months ended June 30, 2009 to $2,170,518 for the six months ended June 30, 2010, an increase of $617,303.

These revenues are primarily generated from subscription fees for subscriptions to Are You Interested as well as access to premium features on our products. The increase in revenue for the three months ended June 30, 2010 was primarily due to the implementation of subscriptions on our Are You Interested brand which took place in late 2009.

Cost of Revenue

Cost of revenue increased from $298,857 for the three months ended June 30, 2009 to $383,662 for the three months ended June 30, 2010, an increase of $84,805.   Cost of revenue increased from $606,897 for the six months ended June 30, 2009 to $758, 877 for the six months ended June 30, 2010, an increase of $151,980.  The increase in cost of revenue is primarily attributable to the overall expansion of our operations as compared to the previous year.  Our hosting costs increased as did other costs associated with the programming, design, and maintenance of our products.

Operating Expenses

Operating Expenses for the three months ended June 30, 2010 increased to $931,332 from $354,350 for the three months ended June 30, 2009, representing an increase of $576,982.  Operating expenses for the six months ended June 30, 2010 increased to $2,299,579 from $658,709 for the six months ended June 30, 2009, representing an increase of $1,640,870.

The increase in operating expenses is primarily attributable to an increase in advertising and marketing expense.

Advertising and marketing expense for the three months ended June 30, 2010 was $512,772.  Advertising and marketing expense for the six months ended June 30, 2010 was $1,342,188.  These expenses were minimal for the three months and six months ended June 30, 2009 and were not recognized independently.  The increase in advertising and marketing expense is primarily due to the shift to a subscription based model and the associated user acquisition costs.

Compensation expense for the three months ended June 30, 2010 decreased to $168,932 from $175,363 for the three months ended June 30, 2009, representing a decrease of $6,431.  Compensation expense for the six months ended June 30, 2010 increased to $326,459 from $318, 113 for the six months ended June 30, 2009 representing an increase of $8,346.

General and administrative expenses for the three months ended June 30, 2010 increased to $220,893 from $146,074 for the three months ended June 30, 2009, representing an increase of $74,819.   General and administrative expenses for the six months ended June 30, 2010 increased to $553,104 from $258,396 for the six months ended June 30, 2009 representing an increase of $294,708.  The increase in general and administrative expense is due to the overall expansion of our operations as compared to last year.

Professional fees for the three months ended June 30, 2010 decreased to $28,735 from $32,913 for the three months ended June 30, 2009, representing a decrease of $4,178.  Professional fees for the six months ended June 30, 2010 decreased to $77,828 from $82,200 for the six months ended June 30, 2009 representing a decrease of $4,372.

Net Income

Net income decreased to a net loss of $68,861 for the three months ended June 30, 2010 from net income of $46,430 for the three months ended June 30, 2009, a decrease of $115,291.  Net income decreased to a net loss of $872,311 for the six months ended June 30, 2010 from net income of $112,902 for the six months ended June 30, 2009, a decrease of $985,213.

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

As of June 30, 2010, we had $1,408,756 in cash.  Our cash declined from December 31, 2009 by $486,693 due to our increased advertising and marketing expense.  Historically, our principal working capital needs have been met through continuing operations. As we grow and expand our operations, the need for working capital will increase. We expect to finance our internal growth with cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

Our net loss for the six months ended June 30, 2010 was $872,311.  Net cash used by the operating activities was $480,241 during the six months ended June 30, 2010 as compared to cash provided by operating activities of $185,186 for the six months ended June 30, 2009.

The Company’s net loss for the six months ended June 30, 2010 was $872,311.  Net cash used in operating activities was $480,241 during the six months ended June 30, 2010 as compared to cash provided by operating activities of $185,186 for the six months ended June 30, 2009.  Cash used in operating activities mainly consisted of a net loss of $872,311 and an increase in prepaid expenses of $18,118, an increase in deferred revenue of $441,817, an increase in stock based compensation of $92,169 and an increase in our credit card holdback of $89,374 offset by a decrease in accrued expenses of $354,612 and a decrease in accounts receivable of $294,442. The Company intends to use its cash to continue to fund its operations going forward.

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

None.

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

SNAP INTERACTIVE, INC.

Date: August 16, 2010	By:	/s/ Clifford Lerner
Clifford Lerner President, Chief Executive Officer, Chief Financial Officer