Form 10-Q
period 2010-09-30
Snap Interactive, Inc
filed 2010-11-15
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2010:  33,173,256 shares of Common Stock.

SNAP INTERACTIVE, INC.

FORM 10-Q
September 30, 2010
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

SIGNATURE

Item 1.   Financial Information

SNAP INTERACTIVE, INC AND SUBSIDIARIES

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED).

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED).

PAGE	5 – 18	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited)
Current Assets
Cash	$2,120,947	$1,895,449
Credit Card Holdback Receivable	151,627	14,996
Accounts receivable, net	156,039	322,351
Prepaid Expense	85,054	223,372
Total Current Assets	2,513,667	2,456,168

Property and Equipment, net	87,066	86,633

Other Assets
Security Deposit	18,185	33,435
Total Other Assets	18,185	33,435

Total Assets	$2,618,918	$2,576,236

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$190,319	$529,570
Deferred Revenue	1,328,686	281,049
Settlement Payable	5,941	23,238
Convertible Notes Payable - Related Party	45,486	45,486
Accrued interest	23,442	21,423
Total Current Liabilities	1,593,874	900,766

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
33,173,256 and 32,628,969 shares issued and outstanding, respectively	33,173	32,629
Additional paid-in capital	2,726,268	2,568,652
Accumulated deficit	(1,709,522)	(924,500)
Less: deferred compensation	(24,875)	(1,311)
Total Stockholders' Equity	1,025,044	1,675,470

Total Liabilities and Stockholders' Equity	$2,618,918	$2,576,236

See accompanying notes to condensed consolidated unaudited financial statements

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenue	$1,706,691	$801,120	$3,877,209	$2,354,334

Cost of Revenue	359,501	321,406	1,118,378	928,303

Gross Profit	1,347,190	479,714	2,758,831	1,426,031

Operating Expenses
Compensation expense	159,876	162,603	486,335	480,716
Professional fees	37,009	30,286	114,837	158,794
Advertising and marketing expense	759,363	-	2,101,551	-
General and administrative	303,970	206,542	857,074	418,630
Total Operating Expenses	1,260,218	399,431	3,559,797	1,058,140

Income /(Loss) from Operations	86,972	80,283	(800,966)	367,891

Other Income (Expense)
Interest Expense	(640)	(1,161)	(2,721)	(3,753)
Other Income/(Loss)	(721)	7,500	12,890	14,904
Interest Income	1,678	4,614	5,775	11,651
Total Other Income/(Expense), net	317	10,953	15,944	22,802

Income/(Loss) Before Provision For Income Taxes	87,289	91,236	(785,022)	390,693

Provision for Income Taxes	-	(68,500)	-	(255,055)

Net Income/(Loss)	$87,289	$22,736	$(785,022)	$135,638

Net Income/(Loss) Per Share - Basic	$0.00	$0.00	(0.02)	0.00

Net Income/(Loss) Per Share - Diluted	$0.00	$0.00	(0.02)	0.00

Weighted average number of shares outstanding
during the period - Basic	33,161,718	32,540,958	33,046,772	32,437,974

Weighted average number of shares outstanding
during the period - Diluted	33,161,718	33,066,513	33,046,772	34,815,024

See accompanying notes to condensed consolidated unaudited financial statements

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity
For the nine months ended September 30, 2010
(Unaudited)

	Preferred Stock		Common stock
	$.001 Par Value		$.001 Par Value		Additional			Total
					paid-in	Accumulated	Deferred	Stockholder's
		Amount	Shares	Amount	capital	Deficit	Compensation	Equity

Balance, December 31, 2009	-	-	32,628,969	32,629	2,568,652	(924,500)	(1,311)	1,675,470

Deferred compensation realized	-	-	-	-	-	-	1,311	1,311

Stock options granted for services	-	-	-	-	34,999	-	-	34,999

Share based compensation	-	-			35,108	-	-	35,108

Shares issued for services	-	-	300,000	300	74,700	-	(24,875)	50,125

Shares issued for services	-	-	244,287	244	12,809	-	-	13,053

Net Loss, for the nine months ended September 30, 2010						(785,022)		(785,022)

Balance, September 30, 2010	-	$-	33,173,256	$33,173	$2,726,268	$(1,709,522)	$(24,875)	$1,025,044

See accompanying notes to condensed consolidated unaudited financial statements

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net Income/(Loss)	$(785,022)	$135,638
Adjustments to reconcile net income/(loss)to net cash provided by operations
Depreciation/Amortization	13,748	13,993
Stock based compensation	134,597	192,404
(Increase) Decrease in:
Accounts Receivable	347,012	(43,415)
Allowance for bad debts	(180,700)	-
Credit Card Holdback Receivable	(136,631)	-
Prepaid Expense	138,318	(15,068)
Security Deposit	15,250	(14,684)
Increase (Decrease) in:
Accounts payable and accrued expenses	(356,550)	(185,018)
Deferred revenue	1,047,637	18,405
Accrued interest payable	2,019	2,019
Net Cash Provided by Operating Activities	239,678	104,274

Cash Flows From Investing Activities:
Increase in Investments	-	(253,256)
Purchase of Fixed Assets and Domain Name	(14,180)	(55,090)
Net Cash Used In Investing Activities	(14,180)	(308,346)

Net Cash Provided By Financing Activities	-	-

Net Increase (Decrease) in Cash	225,498	(204,072)

Cash at Beginning of Period	1,895,449	1,529,354

Cash at End of Period	$2,120,947	$1,325,282

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$1,247
Cash paid for taxes	$-	$178,575

See accompanying notes to condensed consolidated unaudited financial statements

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

(B) Principles of Consolidation

The accompanying 2010 and 2009 consolidated financial statements include the accounts of Snap Interactive, Inc., its 100% owned subsidiaries eTwine, Inc and Snap Mobile Limited.   Snap Mobile Limited is a United Kingdom Corporation, and was incorporated on September 10, 2009.  All intercompany accounts have been eliminated in the consolidation.

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

SEPTEMBER 30, 2010

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

There were no impairment losses recorded during the three and nine months ended September 30, 2010 and 2009, respectively.

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

SEPTEMBER 30, 2010

(UNAUDITED)

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Income/(Loss)Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings Per Share.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, warrants, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share.  For the three and nine months ended September 30, 2009 the 10,200,000 shares issuable upon the exercise of stock options and warrants were not included in the computation of income per share because their inclusion is anti-dilutive. For the three and nine months ended September 30, 2010, 6,645,000 shares issuable upon the exercise of stock options and 525,555 shares issuable upon the conversion of convertible debt were not included in the computation of diluted loss per share because their inclusion is anti-dilutive.

The following table sets forth the computation of basic earnings per share:

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net income (loss) for the period	$87,289	$22,736	$(785,022)	$135,638

Weighted average number of shares outstanding	33,161,718	32,540,958	32,046,772	32,437,974

Basic earnings per share	$(0.00)	$0.00	$(0.03)	$0.00

The following table sets forth the computation of diluted earnings per share:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months
	September 30, 2010	September 30, 2009	September 30, 2009	September 30, 2009
Net income (loss) for the year	$87,289	$22,736	$(785,022)	$135,638
Add: Adjustment for interest on 6% convertible notes	-	682	-	2,047

Adjusted net income (loss)	$87,289	$23,418	$(785,022)	$137,685

Weighted average number of shares	33,161,718	32,540,958	33,046,772	32,437,974
Add: Dilutive Weighted Average shares assumed to be issued upon conversion of 6% convertible notes as of the date of issuance	-	525,555	-	525,555
Dilutive Warrants and options as of beginning of period	-	-	-	1,851,495

Weighted average number of common and common equivalent shares	33,161,718	33,066,513	33,046,772	34,815,024

Diluted earnings(loss) per share	$0.00	$0.00	$(0.02)	$0.00

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

(M) Concentration of Credit Risk

At September 30, 2010, 42.50% of Accounts Receivable is due from Customer A, 15.04% was due from Customer B, and 29.56% was due from Customer C.

At September 30, 2009, 34.57% of sales earned were due from Customer A, 27.63% was due from Customer B, 11.82% was due from Customer C.

At September 30, 2009 31.43% of Accounts Receivable was due from Customer A, and 54.84% was due from Customer B.

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $1,293,000 and $593,430 in excess of FDIC insurance limits as of September 30, 2010 and December 31, 2009, respectively.

(N) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB Accounting Standards Codification No. 605, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

The Company has multiple revenue streams: subscriptions, advertisements, and the sale of points.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

Revenues from multi month subscriptions are recognized over the length of the subscription term rather than when purchased. Because a significant amount of our subscription sales occurred from subscriptions with a term of three or six months, we apportion that revenue over the duration of the subscription term even though it is collected in full at the time of purchase. The difference between the gross cash receipts collected and the recognized revenue from those sales during that reporting period will appear as deferred revenue.

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

During the nine months ending September 30, 2010 and 2009 the Company had the following revenues:

	As of September 30, 2010	As of September 30, 2009

Advertising Revenue	$232,498	$2,354,334
Subscription/Points Revenue	3,644,711	-

Total Revenue	$3,877,209	$2,354,334

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

During the nine months ending September 30, 2010 and December 31, 2009 the Company had the following accounts receivable:

	As of September 30, 2010	As of December 31, 2009

Accounts Receivable	$336,739	$322,351
Less: Allowance for Doubtful Accounts	$(180,700)	-
Accounts Receivable, net	$156,039	$322,351

 (O) Cost of Revenue

Cost of revenues includes the expenses associated with the operation of data centers, including labor, consulting, hosting, server and web design and programming expenses.

(P) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(Q) Advertising and Marketing

Advertising and marketing costs are expensed as incurred.  Advertising and marketing expense was $2,101,551 and $0 for the nine months ended September 30, 2010 and 2009, respectively.

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

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

 NOTE 2     PROPERTY AND EQUIPMENT

At September 30, 2010 and December 31, 2009 property, equipment and intangible assets is as follows:

	As of September 30, 2010	As of December 31, 2009

Computer/Equipment and Furniture	$90,762	$81,187
Website Domain Name	24,938	24,938
Software	1,353	1,353
Website Costs	40,500	40,500
Less Accumulated Depreciation and Amortization	(70,487)	(61,345)

Total Property and Equipment	$87,066	$86,633

Depreciation and amortization expense for the nine months ended September 30, 2010 and 2009 was $13,748, and $13,993 respectively.

NOTE 3     STOCKHOLDERS’ EQUITY

(A)   Common Stock Issued for Services

During the nine month period ending September 30, 2010, 244,287 shares of previously granted shares were fully vested and issued.  The Company recognized an expense of $13,053 for the value of these services.

During the nine month period ending September 30, 2010, an expense of $35,108 was recorded for shares granted under various employment agreements for services to be performed through January 1, 2013.  The fair values of the granted shares are being expensed over the life of the agreements.

On February 1, 2010, the Company entered into a one year consulting agreement with an unrelated third party to provide legal services.  In exchange for the services provided the Company was required to issue 300,000 shares of the Company’s common stock with a fair value of $75,000.  As of September 30, 2010, $50,125is recorded as legal fees and $24,875 is recorded as deferred compensation.

On March 1, 2010, the Company authorized the issuance of 300,000 shares of the Company's common stock as part of a co-founder employment agreement in exchange for 3,000,000 options previously issued  (See Note 6(A), and 7).

During the period ending September 30, 2010, $1,311 of deferred compensation was recognized for shares issued in the prior year.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

(B)  Stock Options and Warrants Issued for Services

The following tables summarize all stock option and warrant grants to employees and consultants for the nine months ended September 30, 2010 and 2009, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2009	9,600,000
Granted	45,000	$0.29
Exercised	-
Forfeited	(3,000,000)
Balance at September 30, 2010	6,645,000
Options Exercisable at September 30, 2010	6,030,000	$0.27
Weighted Average Fair Value of Options Granted During 2010		$0.29

Of the total options granted, 6,030,000 are fully vested, exercisable and non-forfeitable.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2009	750,000	$0.40
Granted	-
Exercised	-
Expired	(750,000)
Balance at September 30, 2010	-
Warrants Exercisable at September 30, 2010	-	$-
Weighted Average Fair Value of Warrants Granted During 2010		$-

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

The following table summarizes information about stock options and warrants for the Company as of September 30, 2010 and 2009:

2010 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$0.00-0.13	4,650,000	3.24	$0.13	4,500,000	$0.13
$0.17 - 1.00	1,995,000	1.98	$0.66	1,530,000	$0.66

2009 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2009	Weighted Average Exercise Price
$0.00-0.13	4,500,000	3.21	$0.13	4,500,000	$0.13
$0.17 - 1.00	4,950,000	2.78	$0.49	4,140,000	$0.44

2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$-	-	-	$-	-	$-

2009 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2009	Weighted Average Exercise Price
$0.40	750,000	0.76	$0.40	750,000	$0.40

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

On August 16, 2010, the Company granted 25,000 options having an exercise price of $0.35 per share. The options vest after one year of employment.  The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life	5 years

Expected volatility	282.30%

Risk free interest rate	0.11%

Expected dividends	0%

On September 13, 2010, the Company granted 20,000 options having an exercise price of $0.22 per share.  10,000 of the options vest after one year of employment and 10,000 of the options vest after two years of employment. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life	1-2 years

Expected volatility	284.86%

Risk free interest rate	0.17%

Expected dividends	0%

(C) Stock Split

On January 12, 2010, the Company’s Board of Directors declared a three –for-one forward stock split effective to stockholders of record on January 14, 2010.  Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

NOTE 4     CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 (extended to December 31, 2010) and bearing interest at a rate of 6% per annum. All debt can be converted at the rate of $0.08 per share for each $1 of debt.  The cash offering price at that time was $0.08 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 600,000 shares of common stock.  The fair value of the common stock was $0.08 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At September 30, 2010, the Company had a remaining balance due of $35,348.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 (extended to March 1, 2011) and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.10 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At September 30, 2010, the Company had a remaining balance due of $10,138.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

The company has entered into Employment Agreements with employees for various terms through June 30, 2012 requiring a total commitment of salaries and bonuses totaling $442,667 subject to various conditions including continued employment with the company at the time of scheduled payment of bonuses.  The agreements also call for the employees to receive health benefits as well as various stock and option awards (See Note 3(A) and (B)).

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

SEPTEMBER 30, 2010

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

SEPTEMBER 30, 2010

(UNAUDITED)

(B) Consulting Agreements

On June 30, 2010, the Company entered into a two year (from the start date) agreement with an unrelated third party to provide certain payment-related services.  The start date of the agreement is September 30, 2010.   In an event of an early termination by the Company, the Company will pay a termination fee to the vendor based upon a formula determined by the fees generated during the term of the agreement based on the six months prior to termination of the agreement.

On June 1, 2010, the Company entered into a two year consulting agreement with an unrelated third party to provide consulting services.  In exchange for the services provided the Company will pay a consulting fee of $8,000 per month and a transportation allowance of $600 per month.

On March 25, 2010, the Company entered into a fifteen month agreement with an unrelated third party to provide online monitoring and transaction services.  In exchange for the services provided the Company will pay a minimum fee of $2,500 per month and additional transaction fees based on the level of usage.

On February 1, 2010, the company entered into a one year legal agreement with an unrelated third party to provide legal services.  In exchange for the services provided the Company issued 300,000 shares of common stock for legal services having a fair value of $75,000 based upon fair value on the date of grant. As of September 30, 2010, $48,904 is recorded as compensation expense and $26,096 is recorded as deferred compensation (See Note 3(A)).

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

NOTE 7     RELATED PARTY TRANSACTIONS

On December 1, 2007 the Company entered into a one year employment agreement with an executive.  As compensation for services received the Company is required to issue 300,000 shares of common stock, an option to purchase 3,000,000 shares and an annual compensation of $160,000 per year beginning January 2008. As of September 30, 2010 the employment agreement has not been extended, however the employment relationship has continued under the same terms with an annual compensation of $180,000 effective January 1, 2010. In March 2010 an amendment to its President and CEO’s employment agreement was signed which called for routine indemnification against any action or suit brought against him as a result of the performance of his job duties.  On January 1, 2010, the Company and its Co-Founder revised his employment agreement whereas the Company agreed to issue 300,000 shares to its Co-Founder in exchange for 3,000,000 options (1,500,000 @ $.23 and 1,500,000 @ $.50) previously issued and expensed on December 1, 2007.  The shares issued vest upon the earlier of 3 years or in the event that there is a change in control in the Company due to reorganization, merger, consolidation, or sale of the Company (See Note 6(A)).

On December 29, 2005, $92,648 of stockholder advances were converted into an unsecured convertible note payable, due December 31, 2008 and bearing interest at a rate of 6% per annum. Effective December 15, 2008, the note was extended to December 31, 2009.  All debt can be converted at the rate of $0.08 per share for each $1 of debt.  The cash offering price at that time was $0.08 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, a stockholder converted additional debt totaling $50,000 in exchange for 600,000 shares of common stock.  The fair value of the common stock was $0.08 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At September 30, 2010, the Company had a remaining balance due of $35,348.

On March 1, 2007, $10,138 of the stockholder advances were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.30 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At September 30, 2010, the Company had a remaining balance due March 1, 2011 of $10,138.

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

On June 10, 2009 we incorporated SNAP Mobile Limited, a United Kingdom Corporation as a wholly-owned subsidiary.

In the fourth quarter of 2009 we completed our transition from an advertising model to a subscription-based model for revenue generation on our Are You Interested application on Facebook as well as on AreYouInterested.com.  Revenue from subscriptions and premium sales represent our primary revenue source since the beginning of 2010.

Collectively we have approximately ten applications across four social networking platforms (Facebook, MySpace, Hi5, & Bebo) along with the Are You Interested iPhone mobile application platform for mobile dating and AreYouInterested.com, a stand-alone online dating website.  Our three primary application brands are Are You Interested, Meet New People, & Flirt With Me.  As of September 30, 2010 we have in excess of 25 Million total installations of our applications.

Our Products

ARE YOU INTERESTED:  Are You Interested was launched on Facebook Platform (R) in August 2007.  Since its launch, Are You Interested has consistently been one of the leading pure-dating applications on Facebook as defined by Most Daily Active Users and Most Monthly Active Users, as well as Total Users.  Are You Interested allows users to view pictures of other members and indicate if they are “interested” by clicking “yes” on the picture.  We notify members when there is a mutual match.  Users are also able to exchange messages and virtual gifts on the application.  In March 2008 we launched Are You Interested on MySpace, in April 2008 we launched Are You Interested on Hi5 and later in 2008 we launched Are You Interested on Bebo.   Are You Interested now has in excess of 20 Million total installs on Facebook.

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

FLIRT WITH ME: Flirt With Me was launched on MySpace in March 2008, on Hi5 in April 2008, and recently on Bebo. Flirt With Me is a fun dating application that allows users to exchange flirts with each other and also integrates a "Flirt With Me" profile box onto a user's profiles to allow anyone who visits their profile the ability to send funny flirt messages. As of September 30, 2010, Flirt With Me had approximately 1 Million total installs.

In the coming months we will continue to enhance our current applications and products as well as consider building additional dating application on Facebook and other large social networking platforms.

How We Generate Revenue

In the fourth quarter of 2009 we implemented a subscription-based pay model into our Are You Interested application on Facebook in order to generate additional revenue.  We had previously generated the majority of our revenue through advertisements placed on our products.  By December 2009 the subscription fees received became our primary source of revenue.  We are currently working on expanding subscription-based offerings into several of our other products.  The timing of implementing a subscription model is dependent upon a number of factors including our available resources to allocate to the project.  Our subscription offering on Are You Interested provides users with unlimited messaging and unlimited access to their matches as well as the ability to see who viewed their profile and send an unlimited number of premium virtual gifts.

We recognize revenue from monthly premium subscription fees in the month in which the services are used. Revenues are presented net of refunds, credits and known credit card chargebacks.   Our subscriptions are currently offered in durations of varying length from one month to six months – generally in one, three, and six month terms.  Long-term plans with durations longer than one month are generally available at discounted monthly rates however all subscription fees are collected at the time of purchase regardless of the length of the subscription term.  Revenues from these long-term plans are recognized pro-rata over the subscription term.  Pursuant to our terms of service, most subscriptions renew automatically for subsequent periods of the same length until subscribers terminate them.

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

Results of Operations for the Three and Nine Months ended September 30, 2010 Compared to the Three and Nine Months ended September 30, 2009

Revenues

Revenue increased from $2,354,334 for the nine months ended September 30, 2009 to $3,877,209 for the nine months ended September 30, 2010, an increase of $1,522,875.  Revenues increased from $801,120 for the three months ended September 30, 2009 to $1,706,691 for the three months ended September 30, 2010, an increase of $905,571.

These revenues are primarily generated from subscription fees for subscriptions to Are You Interested as well as access to premium features on our products. The increase in revenue for the nine months ended September 30, 2010 was primarily due to the implementation of subscriptions on our Are You Interested brand which took place in late 2009.  In 2009 our revenue was generated primarily from advertisements placed on our Are You Interested Facebook application.

Cost of Revenue

Cost of revenue increased from $928,303 for the nine months ended September 30, 2009 to $1,118,378 for the nine months ended September 30, 2010, an increase of $190,075.   Cost of revenue increased from $321,406 for the three months ended September 30, 2009 to $359,501 for the three months ended September 30, 2010, an increase of $38,095.  The increase in cost of revenue is primarily attributable to the overall expansion of our operations as compared to the previous year.  Our hosting costs increased as did other costs associated with the programming, design, and maintenance of our products.

Operating Expenses

Operating Expenses for the nine months ended September 30, 2010 increased to $3,559,797 from $1,058,140 for the nine months ended September 30, 2009, representing an increase of $2,501,657. Operating expenses for the three months ended September 30, 2010 increased to $1,260,218 from $399,431 for the three months ended September 30, 2009, representing an increase of $860,787.

The increase in operating expenses is primarily attributable to an increase in advertising and marketing expense.

Advertising and marketing expense for the nine months ended September 30, 2010 was $2,101,551. Advertising and marketing expense for the three months ended September 30, 2010 was $759,363. The increase in advertising and marketing expense is primarily due to the shift to a subscription based model and the associated user acquisition costs.

Compensation expense for the nine months ended September 30, 2010 increased to $486,335 from $480,716 for the nine months ended September 30, 2009, representing an increase of $5,619. This increase is due to the overall expansion of our operations as compared to the same period last year. Compensation expense for the three months ended September 30, 2010 decreased to $159,876 from $162,603 for the three months ended September 30, 2009 representing a decrease of $2,727. This decrease is due to a reduction in stock-based compensation to certain employees during this period.

General and administrative expenses for the nine months ended September 30, 2010 increased to $857,074 from $418,630 for the nine months ended September 30, 2009, representing an increase of $438,444. General and administrative expenses for the three months ended September 30, 2010 increased to $303,970 from $206,542 for the three months ended September 30, 2009 representing an increase of $97,428. The increase in general and administrative expense is due to the overall expansion of our operations as compared to last year.

Professional fees for the nine months ended September 30, 2010 decreased to $114,837 from $158,794 for the nine months ended September 30, 2009, representing a decrease of $43,957.  Professional fees for the three months ended September 30, 2010 increased to $37,009 from $30,286 for the three months ended September 30, 2009 representing an increase of $6,723.  The decrease for the nine months ended September 30, 2010 and increase for the three months ended September 30, 2010 are due to routine fluctuations in our professional service needs in the ordinary course of business during these periods.

Net Income

Net income decreased to a net loss of $785,022 for the nine months ended September 30, 2010 from net income of $135,638 for the nine months ended September 30, 2009, a decrease of $920,660.  Net income increased to $87,289 for the three months ended September 30, 2010 from net income of $22,736 for the three months ended September 30, 2009, an increase of $64,553.

The decrease in net income for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 and shift to a net loss was primarily due to the revenue recognition impact of our shift to a subscription model in which revenue is recognized on a deferred basis when subscriptions occur over more than a single month as well as increased advertising costs for user acquisition associated with the shift to a subscription model on the Are You Interested brand.

Liquidity and Capital Resources

We are currently financing our operations primarily through cash generated by its operating activities and revenues derived from advertisements placed on our various applications as well as premium features placed on our applications.

As of September 30, 2010, we had $2,120,947 in cash.  Our cash increased from $1,895,449 as of December 31, 2009 by $225,498 due to  a net increase in cash generated from operating activities during this period.  Historically, our principal working capital needs have been met through continuing operations. As we grow and expand our operations, the need for working capital will increase. We expect to finance our internal growth with cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

Our net loss for the nine months ended September 30, 2010 was $785,022.  Net cash provided by operating activities was $239,678 during the nine months ended September 30, 2010 as compared to cash provided by operating activities of $104,274 for the nine months ended September 30, 2009.

Cash used in operating activities mainly consisted of a net loss of $785,022 and a decrease in prepaid expenses of $138,318, an increase in deferred revenue of $1,047,637, an increase in stock based compensation of $134,597, an increase in accounts receivable of $347,012 and an increase in our credit card holdback of $136,631 offset by a decrease in accrued expenses of $356,550 and a decrease in accrued interest payable of $2,019. The Company intends to use its cash to continue to fund its operations going forward.

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

SNAP INTERACTIVE, INC.

Date: November 15, 2010	By:	/s/ Clifford Lerner
Clifford Lerner President, Chief Executive Officer, Chief Financial Officer