Form 10-K
period 2010-12-31
Snap Interactive, Inc
filed 2011-03-31
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2010

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:
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
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates computed by reference to the closing price as of the last business day of the quarterly period ended June 30, 2010 was approximately $2,028,000.

As of March 24, 2011, the registrant had 37,585,756 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

i

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “goal,” “intend,” “plan,” “project,” “seek,” “target,” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to certain factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to successfully transition to a subscription-based online dating model;

●	our ability to obtain additional financing to implement our long-term growth strategy;

●	our ability to anticipate and respond to changing consumer trends and preferences;

●	reliance on our sole officer and director and our ability to attract and hire key personnel;

●	the intense competition in the online dating marketplace;

●	our ability to establish and maintain brand recognition;

●	our ability to develop and market new technologies to respond to rapid technological changes;

●
our reliance on a very limited number of third party platforms to run our applications and the ability of third party platforms to take action against these applications, including the sole ability to remove an application from the platform;

●	our protection of intellectual property;

●	the potential impact of a finding that we have infringed on intellectual property rights of others;

●	our ability to create and maintain secure websites and protect our technology from hackers;

●	reliance upon credit card processors and related merchant account approvals; and

●	other circumstances that could disrupt the functioning of our applications and websites.

For a more detailed discussion of these and other factors that may affect our business, see Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Annual Report on Form 10-K, except to the extent required by federal securities laws.

ii

PART I

Item 1.     Business.

In this Annual Report on Form 10-K, references to “we,” “our,” “us,” “the Company,” or “Snap Interactive” refer to Snap Interactive, Inc. and its subsidiaries on a consolidated basis.

General

We develop, own and operate dating and social networking software applications that can be accessed by users on various social networking websites and platforms, such as Facebook, and iPhone users, as well as an online dating website and a location-based social networking application and website. Applications that we have created include AreYouInterested, WhoIsNear, Meet New People and Flirt With Me. Our portfolio of applications is designed to appeal to a broad base of Internet and iPhone users. We switched our leading application AreYouInterested from an advertising-based to a subscription-based revenue model in late 2009, and in 2010, we primarily generated revenue from subscription fees and premium sales on our AreYouInterested Facebook application and our AreYouInterested.com Internet website.

As of March 24, 2011, we had approximately 84,000 active subscribers on AreYouInterested and in excess of 40 million total installations across all of our applications. We do not consider a subscription as “active” if the user has elected to void the subscription’s automatic renewal terms. We only count a subscription as active when that subscription has not reached its expiration date and is still eligible to automatically renew.

We were incorporated under the laws of the State of Delaware on July 19, 2005. Our principal executive office is located at 363 Seventh Ave, 13th Floor, New York, New York 10001.  Our telephone number is (516) 942-2030.

Our Products

We have developed and published a portfolio of dating applications and a social networking application that are designed to appeal to a broad section of Internet and iPhone users. We have created the following applications based on our own original brands and intellectual property:

AreYouInterested.  Since August 2007, AreYouInterested has consistently been one of the leading dating-only applications on Facebook based on: (i) number of daily active users, (ii) number of monthly active users, as well as (iii) number of total users.  AreYouInterested members create a personal profile, enter search criteria concerning potential matches, are able to view pictures of other members meeting that criteria and indicate if they are “interested” in a member by clicking “yes” on a button above the picture.  We notify members when there is a mutual match. In addition, once members become paid subscribers they are able to communicate on an unlimited basis with potential matches and exchange virtual gifts on the application. We also earn revenue from AreYouInterested through the direct sale of “points.”  Members can either purchase or earn points by performing various activities on the product, such as by browsing profiles, that can be used in exchange for accessing certain premium features on our applications. AreYouInterested has approximately 84,000 active subscribers and in excess of 35 million total installations on Facebook as of March 24, 2011.

We have expanded upon the AreYouInterested brand to provide multiple gateways to access the product. AreYouInterested is also available as an iPhone application, our first mobile dating application. Users can download AreYouInterested through iTunes and the iPhone App Store. AreYouInterested is also available on the MySpace and Bebo social networking websites.

We have also created AreYouInterested.com, a stand-alone online dating website.  AreYouInterested.com represents an expanded and fully integrated version of the AreYouInterested Facebook application and incorporates a Facebook Connect integration, which allows users to “connect” their Facebook identity, friends and privacy settings to any website.

WhoIsNear.  WhoIsNear was launched in public beta in February 2011.  WhoIsNear is a location-based service with a fully integrated web, mobile, iPhone and social networking application that enables users to easily access their online social graph, the network of friends and contacts that they have created on Facebook. WhoIsNear provides information on the current geographic location of users to their friends and allows users to seamlessly find and interact with their existing friends without the need to re-create their social graph by sending messages, chatting through the iPhone application or adding new friends.

Meet New People.  Meet New People is a dating application for the Facebook platform that was launched in June 2007 and was substantially revamped in December 2007.  Meet New People allows users to flirt with each other by messaging online and posting when they are free to meet in person. Meet New People has in excess of 4 million total installations on Facebook.

Flirt With Me.  Flirt With Me is a dating application that was launched in 2008 and is currently available on the MySpace, Hi5 and Bebo social networking platforms. Flirt With Me is a dating application that allows users to exchange flirts with each other and also integrates a “Flirt With Me” profile box onto a user’s profiles to allow anyone who visits their profile the ability to send funny flirt messages. Flirt With Me has approximately 1 million total installations.

We will continue to enhance our current applications and products as well as consider building additional applications on Facebook and other mobile devices, including the iPhone.

Marketing Strategy

Our applications initially gained their user base primarily through leveraging the viral channels of the social networking platforms on which we built our products.  As a change in strategy, and in conjunction with the launch of our subscription-based revenue model, in late 2009 we increased expenditures in advertising and marketing for the purpose of acquiring users.  We believe this shift to a subscription model is in our best interest because of the increased revenue potential of a subscription-based online dating model as well as the changing landscape of the Facebook application platform.  Our initial viral growth occurred at a time when policies toward leveraging Facebook’s viral channels were less restrictive.  Facebook subsequently imposed limitations upon application providers that made it more difficult for application use to grow virally.  Having already established a substantial user base, we believe this policy change benefitted us by it creating a barrier to entry for start-up Facebook dating applications.

Throughout 2010 we increased the financial resources and capital expenditures in our user acquisition campaigns. We hired a full-time media buyer, developed in-house tools to track and measure the success of our advertising campaigns, and steadily increased our marketing expenditures as we developed the tools to identify profitable campaigns. We primarily advertise through Internet advertising and run hundreds of campaigns at any given time,  targeting various classifications of users. We expect to continue increasing our marketing expenditures with the focus on campaigns that we believe will produce a positive return over the lifetime of new users.

We believe we provide value to the social networks through our applications by providing users with functionality that is not otherwise available. In certain cases, social networks may generate revenue through the placement of advertisements on the perimeter of our application pages. Pursuant to Apple Inc.’s terms of service, Apple Inc. retains 30% of the revenue that is generated from sales on our iPhone applications through In-App purchases. To date, revenue from sales on our iPhone applications is currently minimal.

Competition

We face substantial competition from other social networking application providers as well as major online dating websites.  In the social networking application field, we believe our primary competition comes from other leading developers, including Zynga, Playfish, Crowdstar and Playdom, all of which have multiple applications that remain consistently among the leading applications on Facebook, as measured by Facebook’s published application statistics and third-party websites that report application traffic data.  In the dating category of social networking applications, we are consistently one of the leading dating applications as measured by both monthly active users and total installations.  Zoosk, Badoo and Cupid are application providers that have traffic totals for a dating application that compare with us at this time.  In the online dating industry, we face competition from established competitors, including Match.com and eHarmony.com. In the location-based tracking industry, we face competition from companies such as Foursquare, Google Inc. and Gowalla.

Achieving a critical mass of subscribers is crucial for online dating websites and online dating applications.  As a result of our user base, we believe we are well-positioned to continue as a leader in the online dating application market.  We believe that our user base will also allow us to compete favorably in the marketplace with future products that we offer.  Additionally, we hope to offset any advantages held by competitors with larger user bases by offering products and services that are unique in the industry, superior in quality, and more appealing than those of our competitors. Additionally, we believe that we have the tools and certain inherent efficiencies to attract new users on Facebook at a lower cost than what certain of our competitors that are traditional online dating sites pay.  We also believe that the industry offers substantial room for growth as social networking application platforms and mobile platforms continue to expand and as the Internet continues to become more of a socially-acceptable method for finding a mate.

Patent and Trademarks

Our trademark application for AreYouInterested is still pending. We plan to apply for trademark protection of WhoIsNear by the end of 2011.

Governmental Regulations

The online dating, social networking application and Internet industries are generally not subject to governmental regulation and there are no material governmental approvals that are necessary to conduct our current business. This permits us to provide our services without the time and expense of governmental supervision but also provides fewer barriers to would be competitors for entry into the social networking application industry.

Specific federal laws that might impact our business include The Communications Decency Act of 1996, The Children’s Online Privacy Protection Act of 1998 and The Electronic Communications Privacy Act of 1986, among others. If we were to violate any of these laws, we could be exposed to costly or time-consuming litigation or it could have an adverse effect on our current or future operations.

There are a number of proposals before Congress and various state legislatures regarding privacy issues related to the Internet generally. We are unable to determine if and when such legislation may be adopted. If certain proposals were to be adopted, it could have an adverse effect on our current or future operations.

In addition, certain states have enacted legislation requiring us to display safety warnings and disclosures to users that we do not conduct background checks.

Product Development

We have developed technologies and application development processes that are designed to enable us to rapidly and cost effectively develop and publish applications that meet the expectations and preferences of consumers and the requirements of the underlying third party platforms on which we offer our products. Because the markets for our applications are characterized by rapid technological change, particularly in the technical capabilities of mobile phones and changing end-user preferences, continuous investment is required to innovate and publish new applications, and to regularly update our dating applications, our social networking application and our stand-alone websites. We constantly monitor, update and maintain our existing applications.

As of December 31, 2010, we did not have any employees that were dedicated solely to product development activities for new applications. We cannot be certain that we will be able to successfully develop new dating or social networking applications that satisfy end user preferences and technological changes or that any such applications will achieve market acceptance and commercial success.

Employees

As of March 24, 2011, we had 21 total employees, all of whom are employed on a full-time basis. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel.

Item 1A.       Risk Factors

Investing in our common stock involves a high degree of risk. The risks below are those that we believe are the material risks that we currently face, but are not the only risks facing us and our business. If any of the events contemplated by the following discussion should occur, our business, financial condition and operating results could be adversely affected, and you could lose all or part of your investment.

Risks Relating to Our Business

We recently shifted our business focus to a subscription-based online dating model.

We recently shifted our revenue model from generating revenue through advertisements placed on our applications and website to generating revenue from subscription fees and premium sales.  Our management believes this revenue model will produce increased revenue and ultimately be profitable, however, we may not be able to overcome the challenges continually facing a company that recently completed a revenue model transition and there is no guarantee that we will be able to successfully implement our long-term growth strategy moving forward.  If we fail to maintain and grow our new revenue model it would have a material adverse effect on our sales and earnings.

We may need additional financing to execute our business plan. If we do not obtain additional financing it could have a material adverse effect on our business.

Revenues from subscriptions and premium sales and funds raised through private placements may be inadequate to support our expansion, marketing efforts and product development programs. Due to planned expansion and advertising expenditures, we do not anticipate that we will operate at a profit in the near-term. We may need substantial additional funds to:

●	effectuate our long-term growth strategy and expand our product development;
●	market our products to attract more paying subscribers; and
●	hire additional technical and managerial talent.

We may be unable to obtain future funding on favorable terms or at all. If we cannot obtain additional funding, we will need to reduce, defer or cancel development programs, planned initiatives, or overhead expenditures. The failure to fund our capital requirements could have a material adverse effect on our business, financial condition and results of operations.

Newly developed products may be incompatible with market needs resulting in an adverse effect on our sales and earnings.

Our business is particularly subject to changing consumer trends and preferences.  Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes.  If we fail to understand consumer needs in the online dating market, we may face limited market acceptance of our products, which could have a material adverse effect on our sales and earnings.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We were incorporated in Delaware in July of 2005, however, we only completed the transition to our current revenue model - a subscription-based online dating model - in the fourth quarter of 2009. Such a relatively limited operating history and risks in transitioning between revenue models make it difficult for investors to evaluate our businesses and future operating results. An investor in our securities must consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets.  The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

Our future success is dependent, in part, on the performance and continued service of Clifford Lerner, our sole officer and director. Without his continued service, we may be forced to interrupt or eventually cease our operations.

We are dependent to a great extent upon the experience, abilities and continued services of Clifford Lerner, our sole officer and director. The loss of his services would delay our business operations substantially and could have a materially adverse effect on our business and products.

Our heavy reliance on third-party platforms where we build applications may negatively affect our ability to effectively and profitably provide services to users of our applications, maintain our existing markets and expand our business.

The various social networking platforms on which we build applications enjoy the sole ability and discretion to take action against applications on their platform, including restricting access to platform functionality or even removing us entirely from their platforms.  These third-party platforms have broad discretion to determine whether our applications are consistent with their policies and can remove our applications for violations of their policies. These third-party platforms could also force us to use their method of payment or restrict the methods of collecting payments through their platform. If any of these actions are taken against our applications, it could impede our ability to grow or generate revenue and would likely adversely affect our revenues and financial results.

Our success depends upon our ability to attract and hire key personnel. Our inability to hire qualified individuals will negatively affect our business, and we will not be able to implement or expand our business plan.

Our business is greatly dependent on our ability to attract key personnel. We will need to attract, develop, motivate and retain highly skilled technical employees. Competition for qualified personnel is intense and we may not be able to hire or retain qualified personnel. Our management has limited experience in recruiting key personnel, which may hurt our ability to recruit qualified individuals. If we are unable to hire or retain such employees, we will not be able to implement or expand our business plan.

As an online dating company, we are in an intensely competitive industry and any failure to timely implement our business plan could diminish or suspend our development and possibly cease our operations.

The online dating industry is highly competitive, and has few barriers to entry. Additional competitors may enter into the online dating industry. There are numerous other companies that offer similar services, have established user bases that are similar in size or larger than ours, and have more capital than us. If we are unable to efficiently and effectively institute our business plan as a result of intense competition or a saturated market, we may not be able to continue the development and enhancement of our applications and websites and become profitable on a consistent basis.

Our competitors could develop more efficient products or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations and financial condition.

 Important factors affecting our ability to compete successfully include:

●	Our ability to hire and retain talented employees, including technical employees, executives, and marketing experts;
●	Competition for acquiring users that could result in increased user acquisition costs;
●	Reliance upon the platforms on which we build which maintain significant control over our activities on their platforms; and
●	Our ability to remain innovative in our fast-changing industry.

We face substantial competition from other social networking application providers as well as major online dating websites. In the social networking application field, we compete with a number of developers, such as Zynga, Playfish, Crowdstar, and Playdom, who have multiple applications that remain consistently among the leaders on Facebook. In the specific dating category of social networking applications, Zoosk, Badoo and Cupid are application providers that have traffic totals for a dating application that compare with us at this time. In the online dating industry we also face competition from long-established sites such as Match.com and eHarmony.com.  In the location-based tracking industry, we face competition from companies such as Foursquare, Google Inc. and Gowalla. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies that may allow them to build larger member and paying subscriber bases than ours. Our competitors may develop products or services that are equal or superior to our products and services or that achieve greater market acceptance than our products and services. These activities could attract members and paying subscribers away from our applications and websites and reduce our market share.

Our business depends on establishing and maintaining strong brands.  If we are unable to maintain and enhance our brands, we may be unable to expand or maintain our member and paying subscriber bases.

Establishing and maintaining our brands is critical to our efforts to attract and expand our member and paying subscriber bases. We believe that the importance of brand recognition will continue to increase, given the growing number of Internet sites and the low barriers to entry for companies offering online personals services. To attract and retain members and paying subscribers and to promote and maintain our brands in response to competitive pressures, we intend to substantially increase our financial commitment to creating and maintaining distinct brand loyalty among these groups. If paying subscribers to our products do not perceive our existing services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by such parties, the value of our brands could be diluted, thereby decreasing the attractiveness of our products to such parties. As a result, our results of operations may be adversely affected by decreased brand recognition.

We face certain risks related to the physical and emotional safety of our members and paying subscribers.

The nature of online personals services is such that we cannot control the actions of our members and paying subscribers in their communication or physical actions. There is a possibility that one or more of our members or paying subscribers could be physically or emotionally harmed following interaction with another one of our members or paying subscribers. We warn our members and paying subscribers that we do not and cannot screen other members and paying subscribers and, given our lack of physical presence, we do not take any action to ensure personal safety on a meeting between members or paying subscribers arranged following contact initiated via our applications or websites. If an unfortunate incident of this nature occurred in a meeting of two people following contact initiated on one of our applications or websites or a website of one of our competitors, any resulting negative publicity could materially and adversely affect us or the online personals industry in general. Any such incident involving one of our applications or websites could damage our reputation and our brands. This, in turn, could adversely affect our revenue and could cause the value of our common stock to decline. In addition, the affected members or paying subscribers could initiate legal action against us, which could cause us to incur significant expense, whether we were successful or not, and damage our reputation.

We face risks of litigation and regulatory actions if we are deemed a dating service as opposed to an online personals service.

We supply online personals services. In many jurisdictions, companies deemed dating service providers are subject to additional regulation, while companies that provide personals services are not generally subject to similar regulation. Because personals services and dating services can seem similar, we are exposed to potential litigation, including class action lawsuits, associated with providing our personals services. If we were considered to be a dating service provider, we would be required to comply with regulations that include, but are not limited to, providing language in our contracts that may allow members to (1) rescind their contracts within a certain period of time, (2) demand reimbursement of a portion of the contract price if the member dies during the term of the contract and/or (3) cancel their contracts in the event of disability or relocation. If a court holds that we have provided and are providing dating services of the type the dating services regulations are intended to regulate, we may be deemed to be out of compliance and required to comply with regulations associated with the dating services industry and be liable for any damages as a result of our past non-compliance.

Our market is characterized by rapid technological change, and if we fail to develop and market new technologies rapidly, we may not become profitable in the future.

The Internet and the social networking application industry are characterized by rapid technological change that could render our existing applications and websites obsolete. The development of our websites entails significant technical and business risks. We may be unable to successfully use new technologies effectively or adapt our websites to customer requirements or needs. If our management is unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, we may never become consistently profitable, which may result in the loss of all or part of your investment.

Interruption or failure of our programming code, servers, or technological infrastructure could hurt our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

The availability of our services depends on the continuing operation of our programming code, servers and technological infrastructure. Any damage to, or failure of, our systems could result in interruptions in our service, which could reduce our revenue and damage our brand. Our systems are vulnerable to damage or interruption from terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. Our data centers are subject to break-ins, sabotage and intentional acts of vandalism and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close an information technology facility we are using without adequate notice, or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

If we are unable to protect our intellectual property rights, we may be unable to compete with competitors developing similar technologies.

Our success and ability to compete are often dependent upon development of software technology for our applications and websites. While we rely on copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new service developments, frequent enhancements or our services and reliable maintenance are more essential to establishing a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology, making it more difficult for us to compete.

If we are subject to intellectual property infringement claims, it could cause us to incur significant expenses, pay substantial damages and prevent service delivery.

Third parties may claim that our products or services infringe or violate their intellectual property rights. Any such claims could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages and prevent us from using licensed technology that may be fundamental to our business service delivery. Even if we were to prevail, any litigation regarding intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. We may also be obligated to indemnify our business partners in any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be prevented from providing some of our services unless we enter into royalty, license or other agreements. We may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, we may be precluded from offering some of our products and services.

If we are unable to create secure sites and protect our technology from hackers, it could cause significant expenses and loss of revenue and adversely affect our business.

As we continue to grow and generate publicity, we become open to increased risk of attack from hackers against our applications, servers and websites.  Any successful security breaches against our products could have detrimental effects, including temporary or permanent loss of revenue, depending upon how quickly we are able to identify and resolve the issue.  Security measures to guard against such attacks could prove costly.  If we are unable to create sufficient security measures, we may face significant expenses and loss of revenue and adverse effects to our business.

If there are changes in regulations regarding privacy and protection of user data, or we fail to comply with such laws, we may face claims brought against us under any of these regulations and it could adversely affect our business.

Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. Any failure, or perceived failure, by us to comply with regulations of privacy and protection of user data or with any data-related consent orders, Federal Trade Commission requirements or orders, or other federal, state, or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business. As a company that provides services over the Internet, we may be subject to a claim or class-action lawsuit brought under any of these or future laws governing online services. The successful assertion of these claims against us could result in potentially significant monetary damages, diversion of management resources and require us to make significant payments and incur substantial legal expenses.  Even if a claim is not successfully pursued to judgment by a claimant, we may still incur substantial legal expenses defending against such a claim.  In either situation, any claims with respect to violation of privacy or user data brought against us may adversely affect our business.

We hold a limited amount of insurance coverage, and if we were found liable for an uninsured claim, or claim in excess of our insurance limits, we may be forced to expend significant capital to resolve the uninsured claim.

We contract for a limited amount of insurance to cover potential risks and liabilities, including, but not limited to, Director and Officer insurance and Error and Omission insurance. If we decide to obtain additional insurance coverage in the future, it is possible that: (1) we may not be able to get enough insurance to meet our needs; (2) we may have to pay very high premiums for the additional coverage; (3) we may not be able to acquire any insurance for certain types of business risk; or (4) we may have gaps in coverage for certain risks. This could leave us exposed to potential uninsured claims for which we could have to expend significant amounts of capital resources. Consequently, if we were found liable for a significant uninsured claim in the future, we may be forced to expend a significant amount of our operating capital to resolve the uninsured claim.

If government regulation or taxation of the online dating, social networking or Internet industries increase, it may adversely affect our business and operating results.

We may be subject to additional operating restrictions and government regulations in the future. Companies engaging in e-commerce, online dating, social networking and related businesses face uncertainty related to future government regulation of the Internet. Due to the rapid growth and widespread use of the Internet, federal and state governments are enacting and considering various laws and regulations relating to the Internet in areas including, but not limited to, billing practices, online safety and taxation. Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear. Our business and operating results may be negatively affected by new laws, and such existing or new regulations may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet. In addition, sales tax for business conducted on the Internet is rapidly being legislated in the various states and abroad.  We may incur substantial liabilities or expenses necessary to comply with these laws and regulations or penalties for any failure to comply.

We are exposed to risks associated with credit card processors and related merchant account approvals that, if not properly addressed, could increase our operating expenses or preclude us from accepting credit cards as a method of payment.

We depend on the ability to accept credit and debit card payments from our customers and the related merchant account approval to process subscription payments.  Our reliance on credit card and related merchant account approvals exposes us to fraud and credit card chargebacks. We have suffered losses and may continue to suffer losses as a result of subscription orders placed with fraudulent credit card data as well as users who chargeback their purchases. Under current credit card practices, a merchant is liable for fraudulent credit card transactions when, as is the case with the transactions we process, that merchant does not obtain a cardholder’s signature. Our failure to adequately control fraudulent credit card transactions and keep our chargebacks under an acceptable threshold would result in significantly higher credit card-related costs and, therefore, increase our operating expenses or even preclude us from accepting credit cards as a means of payment.

Risks Related to Our Common Stock

Our common stock is considered a “penny stock,” which is subject to restrictions on marketability, so you may not be able to sell your shares.

Because our common stock generally trades below a certain price threshold, our common stock is considered a “penny stock” under rules adopted by the Securities and Exchange Commission (the “SEC”). As a penny stock, our common stock is subject to SEC rules that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks.

Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stocks.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	The basis on which the broker or dealer made the suitability determination, and
●	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock, if and when our common stock becomes publicly traded. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities. Our common stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our stockholders will, in all likelihood, find it difficult to sell their common stock.

There can be no assurance that our common stock will qualify for an exemption from the penny stock rule. In any event, even if our common stock were exempt from the penny stock rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a penny stock if the SEC determines that such a restriction would be in the public interest.

Clifford Lerner’s control may prevent you from causing a change in the course of our operations and may affect the price of our common stock.

Clifford Lerner beneficially owns approximately 61% of our common stock as of March 24, 2011. Accordingly, for as long as Mr. Lerner continues to own more than 50% of our common stock, he will be able to elect our entire board of directors, control all matters that require a stockholder vote (such as mergers, acquisitions and other business combinations) and exercise a significant amount of influence over our management and operations. As such, the value attributable to the right to vote is limited.

This concentration of ownership could result in a reduction in value to the common shares you own because of the ineffective voting power, and could have the effect of preventing us from undergoing a change of control in the future.

Future sales of shares of our common stock by Clifford Lerner may negatively affect our stock price and our ability to raise funds in new stock offerings.

Clifford Lerner beneficially owns 25,500,000 shares of our common stock. Sales of our common stock by Mr. Lerner into the public market could decrease the prevailing market price of our common stock. If this is the case, investors in our shares of common stock may be forced to sell such shares at prices below the price they paid for their shares. In addition, a decreased market price may result in potential future investors losing confidence in us and failing to provide needed funding. This will have a negative effect on our ability to raise equity capital in the future.

The large number of recently issued shares to investors and shares issuable upon exercise of warrants could have an adverse affect on our stock price.

In a January 2011 private placement, the Company issued 4,250,000 shares of common stock, 2,125,000 warrants to investors with an exercise price of $2.50 per share and 255,000 warrants to the placement agent with an exercise price of $2.50 per share. The securities were sold subject to a registration rights agreement, which mandates that we use our best efforts to register the resale of such shares of common stock and common stock underlying the warrants with the SEC. Although not yet declared effective, on February 11, 2011, we filed a registration statement with the SEC to register the resale of such shares of common stock and the shares of common stock underlying the warrants.  If the registration statement is declared effective, the investors will have the ability to sell such shares without any volume restrictions.

The price of our common stock could significantly decline if such investors elect to sell their shares in the market at times when there are not a corresponding number of investors willing to purchase such shares at the asked prices. In addition, the large number of outstanding warrants may cause an overhang on the market and prevent the market price of the common stock from rising above the warrant exercise price.

We may obtain additional financing by the issuance of additional shares, which would dilute the ownership of our shareholders.

We may need to raise funds through either debt or sale of our shares in order to achieve our business goals. Although there are no present plans, agreements, commitments or undertakings with respect to the sale of additional shares or securities convertible into any such shares by us, any shares issued would further dilute the percentage ownership held by the stockholders.

At times when our common stock is thinly traded, you may be unable to sell at or near ask prices or at all if you need to liquidate your shares, and the price of our common stock may be volatile.

In the past, the shares of our common stock were thinly-traded on the Over the Counter Bulletin Board (the “OTC Bulletin Board”), meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or be sustained, and the current trading level of our common stock may not be sustained. Due to these conditions, you may be unable to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

Because of the limited trading market expected to develop for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

Certain factors, some of which are beyond our control, may cause our share price to fluctuate significantly, including the following:

●	Variations in our quarterly operating results;
●	Loss of a key relationship or failure to complete significant transactions;
●	Additions or departures of key personnel; and
●	Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies’ common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board must be reporting issuers under Section 12 of the Exchange Act and, to maintain price quotation privileges on the OTC Bulletin Board, must be current in their quarterly and annual reports due under Section 13 of the Exchange Act. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

We do not expect to pay dividends and investors should not buy our common stock expecting to receive dividends.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, investors will only realize an economic gain on their investment in our common stock if the price appreciates. Investors should not purchase our common stock expecting to receive cash dividends. Because we do not pay dividends, and there may be limited trading, investors may not have any manner to liquidate or receive any payment on their investment. Therefore, our failure to pay dividends may cause investors to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand our business operations.

Item 1B.       Unresolved Staff Comments

Not applicable.

Item 2.           Properties.

Our principal executive office is located at 363 Seventh Ave, 13th Floor, New York, NY 10001.  We currently do not own any real property.  We lease 3,400 square feet of office space and our office rental expense on a monthly basis is approximately $8,710.  The office lease term runs through March 2012.  Our wholly owned subsidiaries, SNAP Mobile Limited and eTwine Inc., also operate out of our principal executive office.

Item 3.           Legal Proceedings.

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 4.           Removed and Reserved.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the OTC Bulletin Board under the symbol “STVI.OB” since December 14, 2007.  We changed our symbol in conjunction with our name change to “SNAP Interactive, Inc.” at that time.  The following table sets forth the range of the quarterly high and low bid price information for the fiscal years ended December 31, 2010 and 2009 as reported by the OTC Bulletin Board.

	High Bid* ($)	Low Bid* ($)
2010
Fourth quarter	$3.20	0.12
Third quarter	$0.48	0.10
Second quarter	$0.33	0.10
First quarter	$0.47	0.10

2009
Fourth quarter	$0.15	0.07
Third quarter	$0.17	0.07
Second quarter	$0.27	0.13
First quarter	$0.35	0.17

* The quotations of the closing prices reflect inter-dealer prices, without retail mark-up, markdown or commission and are adjusted to reflect the 3-for-1 forward stock split of our common stock (effected as a stock dividend) that occurred in January 2010.

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

Holders

As of March 24, 2011, there were approximately 37 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors has the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and any other factors that our Board of Directors deems relevant.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 about compensation plans under which shares of our common stock may be issued to employees, executive officers or members of our Board of Directors upon the exercise of options, warrants or rights under all of our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	5,705,000	$0.23	—
Total	5,705,000	$0.23	—

In December 2008, our Board of Directors approved the Equity Incentive Compensation Plan and, in December 2010, terminated the plan as to all unallocated shares of common stock thereunder. The purpose of the Equity Incentive Compensation Plan was to provide an incentive to attract, retain and motivate employees, officers, directors, consultants and advisors with the ability to participate in our future performance. Under the Equity Incentive Compensation Plan, we were authorized to issue incentive stock options and non-qualified stock options. The Equity Incentive Compensation Plan was administered by our Board of Directors.  All options previously granted under the Equity Incentive Compensation Plan remained in full force and effect following the plan’s termination.

Item 6.           Selected Financial Data.

Not applicable.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We develop, own and operate dating and social networking software applications that can be accessed by users on various social networking websites and platforms, such as Facebook, and iPhone users, as well as an online dating website and a location-based social networking application and website. Applications that we have created include AreYouInterested, WhoIsNear, Meet New People and Flirt With Me. Our portfolio of applications is designed to appeal to a broad base of Internet and iPhone users. We switched our leading application AreYouInterested from an advertising-based to a subscription-based revenue model in late 2009, and in 2010, we primarily generated revenue from subscription fees and premium sales on our AreYouInterested Facebook application and our AreYouInterested.com Internet website. As of March 24, 2011, we had approximately 84,000 active subscribers on AreYouInterested and in excess of 40 million total installations across all of our applications.

Our key operating performance highlights for 2010 include more than 16 million new installations of the AreYouInterested Facebook application in 2010 and the development of the location-based service WhoIsNear, with a fully integrated web, mobile, iPhone and social networking application.

Our key financial highlights for 2010 include:

●	Revenue increased 110% to $6,668,627 for 2010 compared to $3,170,725 for 2009;
●	Cost of revenue increased 11% to $1,581,332 for 2010 compared to $1,423,585 for 2009;
●	Deferred revenue at December 31, 2010 increased 589% to $1,937,915 compared to $281,049 at December 31, 2009; and
●	Net cash provided by operating activities increased 169% to $1,145,694 for 2010 compared to $426,230 for 2009.

Key Performance Indicators

Management believes that the following financial and operating measurements are key indicators of the strength of our business:

●	Subscription sales and revenue;
●	Subscriber retention rate; and
●	Website and application traffic.

How We Generate Revenue

In the fourth quarter of 2009, we implemented a subscription-based revenue model into our AreYouInterested Facebook application as well as AreYouInterested.com in order to generate additional revenue.  We had previously generated the majority of our revenue through advertisements placed on our products.  Since the beginning of 2010, subscription fees and premium sales have been our primary sources of revenue.  Our subscription-based offering on the AreYouInterested brand provides users with unlimited messaging, unlimited access to communicate with their matches, the ability to see who viewed their profile,  the ability to send an unlimited number of premium virtual gifts, and access to several other premium features.

We recognize revenue from monthly premium subscription fees in the month in which the services are provided. Revenues are presented net of refunds, credits and known credit card chargebacks.  Our subscriptions are currently offered in durations of one- three- and six-month terms.  Longer-term plans, those with durations longer than one month, are generally available at discounted monthly rates.  All subscription fees, however, are collected at the time of purchase regardless of the length of the subscription term.  Revenues from longer-term plans are recognized pro-rata over the subscription term.  Pursuant to our terms of service, most subscriptions automatically renew for periods of the same length as the original subscription term until subscribers terminate them.

We also recognize revenue from the direct sale of “points” over two months. Members can either purchase or earn points by performing activities, such as by browsing profiles, that can be used in exchange for accessing certain premium features on our applications. Determining whether the criteria for spending points has been satisfied often involves management making assumptions and judgments that may have an impact on the timing and amount of revenue we recognize in each period. At this time, we believe that our assumptions and judgments are fair and we will continue to monitor them in order to determine if there are significant changes in usage patterns.

We currently offer several different payment method options and maintain relationships with multiple payment processors in order to: (i) diversify our risk and reliance on a single payment processor, (ii) ensure competitive rates and (iii) offer our users as many payment options as possible.  We intend to research and explore relationships with multiple payment processors in the future.

Our Business Objectives

During 2011, our business objectives include:

●	Upgrading and developing our AreYouInterested and WhoIsNear products with new features, enhancements and optimizations;

●
Continuing to integrate and expand the relationship between the AreYouInterested Facebook application, AreYouInterested.com website and AreYouInterested iPhone application for a single user experience across all platforms;

●	Refining our marketing and statistical tracking tools on the AreYouInterested brand;

●	Determining whether to build new applications on social networking platforms and whether to develop and explore new mobile platforms and products; and

●	Identifying and exploring new opportunities that emerge in our rapidly evolving industry.

Results of Operations  — Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

Revenues

Revenue increased to $6,668,627 for the year ended December 31, 2010 from $3,170,725 for the year ended December 31, 2009, an increase of $3,497,902.

We experienced an increase in revenue versus the previous year as a result of an increase in the amount of subscriptions sold in 2010 as compared to 2009 when the majority of our revenue was advertising revenue. Our revenue generated from subscription sales and advertising was $6,413,874 and $254,753, respectively, for the year ended December 31, 2010, compared to $133,439 and $3,037,286, for the year ended December 31, 2009.

Our revenue is primarily generated from subscription sales on the AreYouInterested brand.  Our revenue generated from subscription sales on the AreYouInterested brand was approximately $6,413,874 for the year ended December 31, 2010, compared to $133,439 for the year ended December 31, 2009.

As we continued developing our subscription model in 2010 and refined our marketing approach in order to buy traffic more effectively, we experienced quarterly increases in subscription sales for each quarter in 2010.

Cost of Revenue

Cost of revenue increased to $1,581,332 for the year ended December 31, 2010 from $1,423,585 for the year ended December 31, 2009, an increase of $157,747.  The increase in cost of revenue is primarily attributable to increased salary expenses due to expansion of our staff.

Operating Expenses

Operating expenses increased to $6,271,724 for the year ended December 31, 2010 from $1,831,918 for the year ended December 31, 2009, representing an increase of $4,439,806.  The increase in operating expenses is primarily attributable to a significant increase in advertising and marketing expenditures for user acquisition campaigns.  Other operating expenses include compensation expense, credit card processing fees, general and administrative expenses and professional fees.

Advertising and marketing expenses increased to $3,906,317 for the year ended December 31, 2010 from $306,140 for the year ended December 31, 2009, representing an increase of $3,600,177. The increase in advertising and marketing expenses was due to an increase in user acquisition campaigns, and we anticipate experiencing further increases in marketing expenses throughout the remainder of 2011.

Compensation expense increased to $1,108,137 for the year ended December 31, 2010 from $749,637 for the year ended December 31, 2009, representing an increase of $358,500.  The increase in compensation expense was due to primarily an increase in retention bonuses as well as an increase in staff and related payroll taxes.

General and administrative expenses increased to $1,097,918 for the year ended December 31, 2010 from $655,039 for the year ended December 31, 2009, representing an increase of $442,879.  The increase in general and administrative expenses is attributable to increased costs associated with the overall expansion of our business.

Professional fees increased to $159,352 for the year ended December 31, 2010 from $121,102 for the year ended December 31, 2009, representing an increase of $38,250.  The increase in professional fees was due to increased legal and accounting requirements as a result of the overall expansion of our business and the transition to a subscription-based revenue model for our AreYouInterested offering.

Net Loss

As a result of the foregoing, net loss increased to $1,167,070 for the year ended December 31, 2010 from a net loss of $101,919 for the year ended December 31, 2009, an increase in net loss of $1,065,151.

Liquidity and Capital Resources

We are currently financing our operations through cash generated by our recent financing, subscription fees received from our applications and online dating website, fees for premium features of our applications and revenues derived from advertisements purchased on our various applications.

As of December 31, 2010, we had $3,018,876 in cash. In January 2011, we raised net proceeds of approximately $8.0 million in cash through a private placement. See “Subsequent Event.” Historically, our working capital has been generated through operations. If we continue to grow and expand our operations, our need for working capital will increase. For the near-term, we do not anticipate being profitable because we intend to increase our acquisition costs related to marketing and advertising and through hiring additional employees, primarily programmers. We expect to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

Our net loss for the year ended December 31, 2010 was $1,167,070.  Net cash provided by operating activities was $1,145,694 during year ended December 31, 2010 as compared to net cash provided by operating activities of $426,230 for the year ended December 31, 2009. Cash provided by operating activities for the year ended December 31, 2010 primarily consisted of, each as compared to the year ended December 31, 2009, an increase in deferred revenue of $1,656,866, an increase in accounts payable and accrued expenses of $424,082, an increase in credit card holdback receivable of $224,456 and a decrease in prepaid expenses of $149,111. We intend to use our cash to continue to fund our operations going forward.

We currently have no lines of credit or access to short-term borrowing or financing options.  We are using cash generated from operations as well as cash from our private placement to fund our operations.  Because we have no lines of credit from which to finance operations, we would be dependent upon third-party financing or obtaining such borrowing facilities if the need for immediate capital were to arise. For additional information, see Note 5 to our consolidated financial statements “Convertible Notes Payable—Related Party” .

Subsequent Event

On January 19, 2011 (the “Closing Date”), for total subscription proceeds of $8,500,000 (the “Offering”) we issued: (i) 4,250,000 shares of our common stock (the “Purchased Shares”) and (ii) warrants (the “Warrants”) exercisable into 2,125,000 shares of common stock (the “Warrant Shares”) at an exercise price of $2.50 per share to certain accredited investors (the “Investors”).  The number of shares of common stock to be received upon the exercise of the Warrants and the exercise price of the Warrants are subject to adjustment for stock splits, stock dividends, stock combinations and other similar transactions that occur after the Closing Date.

In connection with the Offering, we granted the Investors registration rights pursuant to a registration rights agreement dated as of the Closing Date (the “Registration Rights Agreement”). Under the Registration Rights Agreement, we agreed to register (i) all of the Purchased Shares; (ii) the Warrant Shares issuable upon exercise of the Warrants and (iii) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing on a registration statement or registration statements to be initially filed with the SEC within thirty (30) calendar days after the Closing Date and to use our best efforts to have it declared effective within 120 calendar days after the Closing Date or within such other applicable Effectiveness Date (as defined in the Registration Rights Agreement).

In connection with the Offering, we paid a cash placement agency fee to the placement agent equal to 6% of the aggregate purchase price paid by the Investors.  We further agreed to pay a cash fee equal to 6% of the aggregate cash exercise price received by us upon the exercise of the Warrants.

For a more detailed description of the Offering, please refer to our Current Report on Form 8-K filed with the SEC the on January 21, 2011.

Critical Accounting Policies

We account for income taxes under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 740, Income Taxes (“ASC 740”).  Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), we measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  We apply this statement prospectively. Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718.  ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments.  In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505.

Recent Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-9, which amends the Subsequent Events Topic of the Accounting Standards Codification to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements; however, consistent with the guidance, this date will no longer be disclosed. ASU 2010-09 does not have any impact on the Company’s results of operations, financial condition or liquidity.

In April 2010, the FASB issued ASU No. 2010-13—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades as codified in ASC 718—Compensation—Stock Compensation (“ASC 718”). This update addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. ASC 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. This ASU is effective for fiscal years beginning on or after December 15, 2010, and the Company is currently assessing the potential impact, if any, the adoption of this update may have on its Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.           Financial Statements and Supplementary Data.

CONTENTS

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 AND 2009

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

PAGE	F-5	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009.

PAGE	F-6/F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

PAGES	F-8/ F-24	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Snap Interactive, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Snap Interactive, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Snap Interactive, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 31, 2011

Snap Interactive, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS

	December 31, 2010	December 31, 2009
Current Assets
Cash	$3,018,876	$1,895,449
Credit Card Holdback Receivable	239,452	14,996
Accounts Receivable, net	185,585	322,351
Prepaid Expenses	74,260	223,372
Total Current Assets	3,518,173	2,456,168

Equipment and Intangibles, net	89,506	86,633

Other Assets
Security Deposit	18,185	33,435
Total Other Assets	18,185	33,435

Total Assets	$3,625,864	$2,576,236

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$953,651	$529,570
Deferred Revenue	1,937,915	281,049
Settlement Payable	-	23,238
Convertible Notes Payable - Related Party	45,486	45,486
Accrued Interest - Related Party	24,115	21,423
Total Current Liabilities	2,961,167	900,766

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, none
issued and outstanding	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized,
33,210,756 and 32,628,969 shares issued and outstanding, respectively	33,211	32,629
Additional Paid-In Capital	2,730,659	2,568,652
Accumulated Deficit	(2,091,570)	(924,500)
Less: Deferred Compensation	(7,603)	(1,311)
Total Stockholders' Equity	664,697	1,675,470

Total Liabilities and Stockholders' Equity	$3,625,864	$2,576,236

See accompanying notes to consolidated financial statements

Snap Interactive, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended
	December 31, 2010	December 31, 2009

Revenue	$6,668,627	$3,170,725

Cost of Revenue	1,581,332	1,423,585

Gross Profit	5,087,295	1,747,140

Operating Expenses
Compensation expense	1,108,137	749,637
Professional fees	159,352	121,102
Advertising and marketing expense	3,906,317	306,140
General and administrative	1,097,918	655,039
Total Operating Expenses	6,271,724	1,831,918

Loss from Operations	(1,184,429)	(84,778)

Other Income (Expense)
Interest Expense	(3,732)	(4,831)
Other Income	12,892	22,404
Interest Income	8,199	16,269
Total Other Income (Expense)	17,359	33,842

Loss Before Provision For Income Taxes	(1,167,070)	(50,936)

Provision for Income Taxes	-	(50,983)

Net Loss	$(1,167,070)	$(101,919)

Net Loss Per Share - Basic	(0.04)	(0.00)

Net Loss Per Share - Diluted	(0.04)	(0.00)

Weighted average number of shares outstanding
during the period - Basic	33,053,030	32,479,746

Weighted average number of shares outstanding
during the period - Diluted	33,053,030	32,479,746

See accompanying notes to consolidated financial statements

Snap Interactive, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the year ended December 31, 2010

	Preferred Stock		Common stock
	$0.001 Par Value		$0.001 Par Value		Additional			Total
					paid-in	Accumulated	Deferred	Stockholders'
		Amount	Shares	Amount	capital	Deficit	Compensation	Equity

Balance, for the year ended December 31, 2008	-	$-	32,101,185	$32,101	$2,346,995	$(822,581)	$(32,284)	$1,524,231

Deferred compensation realized	-	-	-	-	-	-	45,330	45,330

Stock options granted for services	-	-	-	-	70,893	-	-	70,893

Share based compensation	-	-	-	-	67,079	-	-	67,079

Shares issued for services	-	-	482,784	483	68,880	-	(14,357)	55,006

Shares issued for domain name	-	-	45,000	45	14,805	-	-	14,850

Net Income, for the year ended December 31, 2009	-	-	-	-	-	(101,919)	-	(101,919)

Balance, December 31, 2009	-	-	32,628,969	32,629	2,568,652	(924,500)	(1,311)	1,675,470

Deferred compensation realized	-	-	-	-	-	-	1,311	1,311

Stock options granted for services	-	-	-	-	49,293	-	-	49,293

Share based compensation	-	-			25,243	-	-	25,243

Shares issued for services to third parties	-	-	300,000	300	74,700	-	(7,603)	67,397

Shares issued for services to employees	-	-	281,787	282	12,771	-	-	13,053

Net Loss, for the year ended December 31, 2010	-	-	-	-	-	(1,167,070)	-	(1,167,070)

Balance, December 31, 2010	-	$-	33,210,756	$33,211	$2,730,659	$(2,091,570)	$(7,603)	$664,697

See accompanying notes to consolidated financial statements

Snap Interactive, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2010	2009
Cash Flows From Operating Activities:
Net Loss	$(1,167,070)	$(101,919)
Adjustments to reconcile net loss to net cash provided by operations
Depreciation and amortization	18,674	19,649
Stock based compensation	156,297	238,300
Loss on disposal of assets	720	-
(Increase) Decrease in:
Credit card holdback receivable	(224,456)	(14,996)
Accounts receivable	136,766	64,156
Prepaid expense	149,111	(222,974)
Security deposit	15,250	(14,684)
Increase (Decrease) in:
Accounts payable and accrued expenses	424,082	196,845
Deferred revenue	1,656,866	281,049
Settlement payable	(23,238)	(21,888)
Accrued interest payable - related party	2,692	2,692
Net Cash Provided by Operating Activities	1,145,694	426,230

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	(22,267)	(60,135)
Net Cash Used In Investing Activities	(22,267)	(60,135)

Net Cash Provided By Financing Activities	-	-

Net Increase in Cash	1,123,427	366,095

Cash at Beginning of Period	1,895,449	1,529,354

Cash at End of Period	$3,018,876	$1,895,449

See accompanying notes to consolidated financial statements

Supplemental disclosure of cash flow information:

Cash paid for interest	$860	$2,112
Cash paid for taxes	$17,275	$200,680

Supplemental disclosure of non-cash investing and financing activities:

45,000 shares of common stock with a fair value of $14,850 were issued during the year ended December 31, 2010 for a domain name.

See accompanying notes to consolidated financial statements

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

 NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization

Snap Interactive, Inc. (“the Company”) was incorporated under the laws of the State of Delaware on July 19, 2005.  eTwine, Inc. was incorporated under the laws of the State of New York on May 7, 2004.  Snap Mobile Limited is a United Kingdom corporation, and was incorporated on September 10, 2009.

The Company was organized to operate an online dating and social networking website that is proactive in understanding the singles environment.

(B) Principles of Consolidation

The accompanying 2010 and 2009 consolidated financial statements include the accounts of Snap Interactive, Inc. and its wholly owned subsidiaries, eTwine, Inc. and Snap Mobile Limited.  All intercompany accounts have been eliminated in the consolidation.

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

Our most significant estimates are for potential credit card chargebacks and refunds based on our historical chargeback and refund experience.  We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.  Sales are reduced by the amount of these estimates.

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 740, Income Taxes (“ASC 740”).  Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

	Years Ended December 31,
	2010	2009

Deferred tax liability:
Equipment And Intangibles	$6,851	$3,225
Deferred tax asset
Stock options for services	(420,505)	(398,771)
Net operating loss carryforward	(484,591)	-
Valuation allowance	905,096	398,771
Net deferred tax asset	-	-
Net deferred tax liability	$6,851	$3,225

The deferred tax liability results primarily from the use of accelerated methods of depreciation of equipment for tax purposes.

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to the use of the prior year's net operating loss carryovers and the uncertainty of the exercising of the outstanding stock options. The net change in the valuation allowance for the year ended December 31, 2010 was an increase of $506,325

The components of income tax expense related to continuing operations are as follows:
	Years Ended December 31,
	2010	2009
Federal
Current	$-	$30,587
Deferred	-	2,275
	-	32,862
State and Local
Current	12,596	10,691
Deferred	-	7,430
	12,596	18,121
	$12,596	$50,983

The Company's income tax expense differed from the statutory rates (federal 34% and state 10.9%) as follows:

	Years Ended December 31,
	2010	2009

Statutory rate applied to loss before income taxes:	$(395,571)	$(22,413)
Increase (decrease) in income taxes resulting from:
State and local income taxes	(104,812)	(6,652)
Change in deferred tax asset valuation allowance	484,591	-
Stock based compensation	21,734	-
Non deductible expenses	16,896	-
Other	(10,242)	80,048
Income Tax Expense	$12,596	$50,983

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

(F) Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company depreciates software, website costs and leasehold improvements over a three-year useful life and computer equipment over a five-year useful life.

In accordance with ASC No. 360, Property, Plant and Equipment, the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

There were no impairment losses recorded during the years ended December 31, 2010 and 2009, respectively.

(G) Intangible Assets

In accordance with FASB ASC No. 350, Intangibles, Goodwill and Other, the Company requires that intangible assets with a finite life be amortized over their life and requires that goodwill and intangible assets be reviewed for impairment annually or more frequently if impairment indicators arise.

(H) Stock-Based Compensation

In December 2004, the FASB issued FASB ASC No. 718, Compensation – Stock Compensation (“ASC 718”).  Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB ASC 718.  FASB ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments.  In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

 (I) Business Segments

The Company operates in one segment, and therefore segment information is not presented.

(J) Income (Loss) Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, Earnings Per Share.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share.  For the year ended December 31, 2009, 10,350,000 shares issuable upon the exercise of stock options and warrants and 525,555 shares issuable upon the conversion of convertible debt were not included in the computation of income per share because their inclusion is anti-dilutive. For the year ended December 31, 2010, 5,580,000 shares issuable upon the exercise of stock options and 525,555 shares issuable upon the conversion of convertible debt were not included in the computation of diluted loss per share because their inclusion is anti-dilutive.

The following table sets forth the computation of basic earnings per share:

	For the	For the
	year ended	year ended
	December 31, 2010	December 31, 2009
Net income (loss) for the year	$(1,167,070)	$(101,919)

Weighted average number of shares outstanding	33,053,030	32,479,746

Basic earnings per share	$(0.04)	$(0.00)

The following table sets for the computation of diluted earnings per share:

	For the	For the
	year ended	year ended
	December 31, 2010	December 31, 2009
Net income (loss) for the year	$(1,167,070)	$(101,919)
Add: Adjustment for interest on 6% convertible notes	-	-

Adjusted net income (loss)	$(1,167,070)	$(101,919)

Weighted average number of shares outstanding	33,053,030	32,479,746
Add: Weighted average shares assumed to be issued upon conversion of 6% convertible notes as of the date of issuance	-	-
Warrants and options as of beginning of period	-	-
Weighted average number of common and common equivalent shares	33,053,030	32,479,746

Diluted earnings (loss) per share	$(0.04)	$(0.00)

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

(K) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts receivable, prepaid expenses, accounts payable and accrued expenses, deferred revenue, accrued interest - related party and convertible notes payable - related party is the approximate fair value based on the short-term maturity of these instruments.

(L) Research and Development

The Company has adopted the provisions of FASB ASC No. 350, Intangibles – Goodwill & Other.  Costs incurred in the planning stage of a website are expensed as research and development expenses while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  Expenses subsequent to the launch have been expensed as research and development expenses.

(M) Concentration of Credit Risk

At December 31, 2010, 83% of accounts receivable is due from a payment processing company. This represents thousands of customer charges that primarily occurred at the end of 2010, but were not remitted to the Company as of December 31, 2010 because the settlement of credit card sales typically occurs several days after the date of the charge.

At December 31, 2009, 44% of Accounts Receivable is due from Customer A and 45% are due from Customer B.

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $2,052,693 and $593,430 in excess of FDIC insurance limits as of December 31, 2010 and December 31, 2009, respectively.  The Company also has a credit card holdback receivable of $225,942, which is held by a payment processor and is not FDIC insured.

(N) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

The Company has multiple revenue streams:  subscriptions, advertisements, and the sale of points.

The Company recognizes advertising revenue as earned on a click-through, impression, and registration/subscription basis.  When a user clicks an advertisement (“CPC basis”), views an advertisement impression (“CPM basis”), registers for an external website via an advertisement clicked on through the Company’s applications (“CPA basis”), or clicks on an offer to subscribe to premium features on the Company’s applications, the contract amount is recognized as revenue.

The Company recognizes revenue from monthly premium subscription fees in the month in which the services are used. Revenues are presented net of refunds, credits and known credit card chargebacks.   Subscriptions are currently offered in durations of varying length from one month to six months – generally in one, three and six month terms.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Revenues from multi-month subscriptions are recognized over the length of the subscription term rather than when the subscription is purchased. Because a significant amount of our subscription sales occurred from subscriptions with a term of three or six months, we apportion that revenue over the duration of the subscription term even though it is collected in full at the time of purchase. The difference between the gross cash receipts collected and the recognized revenue from those sales during that reporting period will appear as deferred revenue.

The Company recognizes revenue from the direct sale of “points” over two months.  Points can be used in exchange for premium features on products.

Our payment processors have established routine reserve accounts to secure the performance of our obligations under our service agreements.  This is standard practice within the payment processing industry.  These reserve accounts withhold a small percentage of our sales in a segregated account in the form of a six-month rolling reserve.  Each month’s withheld funds are returned to us on a monthly basis after six months of being held in the reserve account and any remaining funds will be returned to us after 90 to 180 days following termination of such agreements.  These funds are classified as Credit Card holdback receivables and totaled $239,452 and $14,996 as at December 31, 2010 and 2009, respectively.

For the years ended December 31, 2010 and 2009, the Company had the following revenues:

	As of December 31, 2010	As of December 31, 2009

Advertising revenue	$254,753	$3,037,286
Subscription/points revenue	6,413,874	133,439

Total revenue	$6,668,627	$3,170,725

(O) Cost of Revenue

Cost of revenue includes the expenses associated with the operation of data centers, including labor, consulting, hosting, server, web design and programming expenses.

(P) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

(Q) Advertising and Marketing

Advertising and marketing costs are expensed as incurred.  Advertising and marketing expenses were $3,906,317 and $306,140 for the years ended December 31, 2010 and 2009, respectively.

(R) Recent Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011. In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-9, which amends the Subsequent Events Topic of the Accounting Standards Codification to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements; however, consistent with the guidance, this date will no longer be disclosed. ASU 2010-09 does not have any impact on the Company’s results of operations, financial condition or liquidity.

In April 2010, the FASB issued ASU No. 2010-13—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades as codified in ASC 718—Compensation—Stock Compensation (“ASC 718”). This update addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. ASC 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. This ASU is effective for fiscal years beginning on or after December 15, 2010, and the Company is currently assessing the potential impact, if any, the adoption of this update may have on its Consolidated Financial Statements.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 2 - ACCOUNTS RECEIVABLE

During the year ended December 31, 2010 and December 31, 2009, the Company had the following accounts receivable:
	As of December 31, 2010	As of December 31, 2009

Accounts receivable	$185,585	$322,351
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$185,585	$322,351

During the year ended December 31, 2010, the Company wrote off $123,392 of accounts receivable as uncollectible.

Payments for subscriptions and point purchases typically settle several days after the date of purchase.  As of December 31, 2010, the amount of unsettled transactions from payment processors amounted to $165,991.  This amount is included in our accounts receivable.

 NOTE 3 - EQUIPMENT

At December 31, 2010 and December 31, 2009, equipment and intangible assets were as follows:

	As of December 31, 2010	As of December 31, 2009

Computer/equipment and furniture	$96,779	$81,187
Website domain name	24,938	24,938
Software	2,701	1,353
Website costs	40,500	40,500
Less accumulated depreciation and amortization	(75,412)	(61,345)

Total property and equipment	$89,506	$86,633

Depreciation and amortization expense for the years ended December 31, 2010 and 2009, was $18,674, and $19,649, respectively.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

The estimated future amortization and depreciation of intangible and tangible assets is as follows:

Year	Amount

2011	20,504
2012	18,610
2013	15,485
2014	11,278
2015 and thereafter	23,629
$89,506

NOTE 4 - STOCKHOLDERS’ EQUITY

(A)   Common Stock Issued for Services

During the year ended December 31, 2010, 281,787 shares of previously granted common stock were fully vested and issued.  The Company recognized an expense of $13,053 for the value of these services.

During the year ended December 31, 2010, an expense of $25,243 was recorded for shares granted under various employment agreements for services to be performed through January 1, 2013.  The fair value of the granted shares is being expensed over the life of the agreements.

On February 1, 2010, the Company entered into a one-year consulting agreement with an unrelated third party to provide legal services.  In exchange for the services provided, the Company was required to issue 300,000 shares of the Company’s common stock with a fair value of $75,000.  As of December 31, 2010, $67,397 is recorded as legal fees and $7,603 is recorded as deferred compensation.

On January 1, 2010, the Company authorized the issuance of 300,000 shares of the Company's common stock as part of an employment agreement with its Co-Founder in exchange for 3,000,000 options previously issued.  The shares issued will vest upon the earlier of three years or in the event that there is a change in control of the Company.  As of December 31, 2010, the shares have not vested and have not been issued (See Note 7(A) and 8).

During the year ended December 31, 2010, $1,311 of deferred compensation was recognized for shares issued in the prior year.

(B)  Stock Options and Warrants Issued for Services

The following tables summarize all stock option and warrant grants to employees and consultants for the year ended December 31, 2010 and 2009, and the related changes during these periods are presented below.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

	Number of Options	Weighted Average Exercise Price

Stock Options
Balance at December 31, 2008	9,540,000
Granted	150,000
Exercised	-
Forfeited	(90,000)
Balance at December 31, 2009	9,600,000
Granted	95,000	$0.27
Exercised	-
Forfeited	(3,450,000)
Balance at December 31, 2010	6,245,000
Options Exercisable at December 31, 2010	5,580,000	$0.31
Weighted Average Fair Value of Options Granted During 2010		$0.26

Of the total options granted, 5,580,000 are fully vested, exercisable and non-forfeitable.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2008	750,000
Granted	-
Exercised	-
Expired	-
Balance at December 31, 2009	750,000	$0.40
Granted	-
Exercised	-
Expired	(750,000)
Balance at December 31, 2010	-
Warrants Exercisable at December 31, 2010	-	$-
Weighted Average Fair Value of Warrants Granted During 2010		$-

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

 The following table summarizes information about stock options and warrants for the Company as of December 31, 2010 and 2009:

2010 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$0.00-0.13	4,650,000	1.97	$0.13	4,500,000	$0.13
$0.17 - 1.00	1,595,000	1.78	$0.75	1,080,000	$0.81

2009 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.00-0.13	4,650,000	4	$0.13	4,500,000	$0.13
$0.17 - 1.00	4,950,000	2.26	$0.48	4,515,000	$0.47

2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$-	-	-	$-	-	$-

2009 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.40	750,000	0.53	$0.40	750,000	$0.40

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

On August 16, 2010, the Company granted 25,000 options having an exercise price of $0.35 per share. The options vest after one year of employment.  The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	5 years
Expected volatility:	282.30%
Risk free interest rate:	0.11%
Expected dividends:	0%

On September 13, 2010, the Company granted 20,000 options having an exercise price of $0.22 per share.  10,000 of the options vest after one year of employment and 10,000 of the options vest after two years of employment. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	1-2 years
Expected volatility:	284.86%
Risk free interest rate:	0.17%
Expected dividends:	0%

On December 6, 2010, the Company granted 50,000 options having an exercise price of $0.24 per share.  25,000 of the options vest after one year of employment and 25,000 of the options vest after two years of employment. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	1-2 years
Expected volatility:	283.93%
Risk free interest rate:	1.53%
Expected dividends:	0%

(C) Stock Split

On January 12, 2010, the Company’s Board of Directors declared a three-for-one forward stock split (effected as a stock dividend) effective to stockholders of record on January 14, 2010.  Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

NOTE 5 - CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On December 29, 2005, $92,648 of stockholder advances from our Co-Founder  were converted into an unsecured convertible note payable, due December 31, 2008 (extended to December 31, 2011) and bearing interest at a rate of 6% per annum. The note can be converted at the rate of $0.08 per share for each $1.00 of debt.  The cash offering price at that time was $0.08 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the stockholder exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, the stockholder converted additional debt totaling $50,000 in exchange for 600,000 shares of common stock.  The fair value of the common stock was $0.08 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At December 31, 2010, the Company had a remaining balance due of $35,348.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

On March 1, 2007, $10,138 of a second stockholder advance from our Co-Founder  was converted into an unsecured convertible note payable, due March 1, 2010 (extended to March 1, 2011) and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.10 per share for each $1.00 of debt.  There was no beneficial conversion recognized on the conversion.  At December 31, 2010, the Company had a remaining balance of $10,138 due March 1, 2011.

NOTE 6 - SETTLEMENT PAYABLE

On January 5, 2008, the Company entered into an agreement with a service provider requiring a total payment of $97,000. $25,000 was paid on January 5, 2008 and the remaining $72,000 is payable in 36 monthly installments with imputed interest at a rate of 6% starting January 5, 2008.  As of December 31, 2010, the amount was fully repaid.

NOTE 7 - COMMITMENTS

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

The Company has entered into employment agreements with employees for various terms through June 30, 2013 requiring a commitment of salaries and bonuses totaling $694,583.  These agreements are subject to various conditions including continued employment with the Company at the time of scheduled payment of bonuses.  The agreements also call for the employees to receive health benefits as well as various stock and option awards (See Note 4(A) and (B)).

On December 1, 2007, the Company entered into a one-year employment agreement with its Co-Founder, with the initial term of the employment agreement expiring on December 1, 2008. Pursuant to the employment agreement, the Company issued 300,000 shares of common stock, an option to purchase 3,000,000 shares of common stock. In addition, the employment agreement provides him with annual compensation of $160,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its Co-Founder to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  On October 10, 2008, the Company issued 750,000 shares of common stock for professional services rendered having a fair value of $50,000 on the date of grant. As of December 31, 2010, the employment agreement has not been extended, however the employment relationship has continued under the same terms with an increased annual salary of $180,000, effective January 1, 2010. Beginning February 28, 2009, the employee receives $750 per month as a transportation allowance.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

On January 1, 2010, the Company and its Co-Founder revised his employment agreement and agreed to issue 300,000 shares to him in exchange for 3,000,000 options (1,500,000 @ $.23 and 1,500,000 @ $.50) previously issued and expensed on December 1, 2007.  The shares issued will vest upon the earlier of three years or in the event that there is a change in control in the Company due to reorganization, merger, consolidation, or sale of the Company.

In March 2010, an amendment to the employment agreement was signed that requires the Company to indemnify its Co-Founder  against any action or suit brought against him as a result of the performance of his job duties (See Note 4(A)).

In accordance with FASB ASC No. 718, paragraph 35-3, this transaction should be treated as a modification of an award.  As per ASC 718, incremental compensation cost shall be measured as the excess, if any, of the fair value of the 300,000 shares issued over the fair value of the exchanged options immediately before its terms are modified, measured based on the share price and other pertinent factors at that date.

The Company has valued the exchanged options at their fair value on March 1, 2010, using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	1 year
Expected volatility:	141.34%
Risk free interest rate:	3.31%
Expected dividends:	0%

Based on the above calculation, the Company has determined that there is no additional compensation to be realized as result of this modification.

On December 13, 2006, the Company executed an employment agreement with its President and Chief Executive Officer with an initial term of the employment agreement expiring on December 1, 2007.  The employment agreement was renewed for a period of one additional year through December 1, 2008, and has not been subsequently extended.  As compensation for services the President and Chief Executive Officer received a salary of $200,000 in 2009 and a salary of $210,000 in 2010.  The President and Chief Executive Officer also receives health benefits, a monthly membership for a health and fitness facility as well as a complete annual physical.  For the year ended December 31, 2010 a $200,000 cash year-end bonus was also issued.  We have also agreed to indemnify him against any action or suit brought against the employee as a result of the performance of his job duties.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

(B) Consulting Agreements

On June 30, 2010, the Company entered into a two-year (from the start date) agreement with an unrelated third party to provide certain payment-related services.  The start date of the agreement is September 30, 2010.   In the event of early termination by the Company, the Company will pay a termination fee to the vendor based upon a formula determined by the fees generated during the term of the agreement based on the six months prior to termination of the agreement.

On June 1, 2010, the Company entered into a two-year consulting agreement with a related party to provide consulting services.  In exchange for the services provided the Company will pay a consulting fee of $8,000 per month and a transportation allowance of $600 per month. (See Note 8)

On March 25, 2010, the Company entered into a fifteen-month agreement with an unrelated third party to provide online monitoring and transaction services.  In exchange for the services provided the Company will pay a minimum fee of $2,500 per month and additional transaction fees based on the level of usage.

On February 1, 2010, the Company entered into a one-year legal agreement with an unrelated third party to provide legal services.  In exchange for services provided, the Company issued 300,000 shares of common stock having a fair value of $75,000 based upon fair value on the date of grant. As of December 31, 2010, $67,397 is recorded as compensation expense and $7,603 is recorded as deferred compensation (See Note 4(A)).

(C) Operating Lease Agreements

On February 25, 2009, the Company executed a three-year non-cancelable operating lease for its new corporate office space. The lease began on April 1, 2009 and expires on March 31, 2012.  Total base rent due during the term of the lease is $313,680.

Year 2011                                                                        $106,500
Year 2012                                                                        $26,790
Total future minimum lease payments                       $133,290

The rent expense for the years ending December 31, 2010 and 2009 were $125,882 and $138,762, respectively.

(D)  Financial Consulting

On December 28, 2009, the Company entered into a one-year agreement with a firm to serve as financial advisor on certain transactions. Pursuant to this Agreement, a $50,000 non-refundable cash retainer fee was paid.  In addition the firm will also receive a standard fee based on a formula that includes cash and warrants in the event of a successful transaction.  No such transactions have taken place to date and no additional cash or warrants have been paid out.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 8 - RELATED PARTY TRANSACTIONS

On December 1, 2007, the Company entered into a one-year employment agreement with its Co-Founder, with the initial term of the employment agreement expiring on December 1, 2008.  Pursuant to the employment agreement, the Company issued the employee 300,000 shares of common stock and an option to purchase 3,000,000 shares. In addition, the employment agreement provides him with annual compensation of $160,000 per year. As of December 31 2010, the employment agreement was not extended, however the employment relationship has continued under the same terms with an annual salary of $180,000, effective January 1, 2010. (See Note 7(A))

On January 1, 2010, the Company executed an amendment to the employment agreement and agreed to issue 300,000 shares to its Co-Founder in exchange for 3,000,000 options (1,500,000 at $0.23 and 1,500,000 at $0.50) previously issued and expensed on December 1, 2007.  The shares issued vest upon the earlier of three years or in the event that there is a change in control in the Company due to reorganization, merger, consolidation, or sale of the Company. (See Note 7(A))

In March 2010, the Company executed an amendment to the employment agreement that requires it to indemnify its Co-Founder against any action or suit brought against him as a result of the performance of his job duties.  (See Note 7(A)).

On December 29, 2005, $92,648 of stockholder advances from the Company’s Co-Founder were converted into an unsecured convertible note payable, due December 31, 2008 (extended to December 31, 2011) and bearing interest at a rate of 6% per annum.  The note can be converted at the rate of $0.08 per share for each $1 of debt.  The cash offering price at that time was $0.08 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the employee exchanged $7,300 of the note payable in full payment of a subscription receivable.  On March 27, 2007, the employee converted additional debt totaling $50,000 in exchange for 600,000 shares of common stock.  The fair value of the common stock was $0.08 per share based upon the terms of the convertible note entered into on December 29, 2005.  Accordingly, no gain or loss is recognized in this transaction. At December 31, 2010, the Company had a remaining balance due of $35,348. (See Note 5)

On March 1, 2007, $10,138 of the stockholder advances from the Company’s Co-Founder were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.10 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At December 31, 2010, the Company had a remaining balance of $10,138 due March 1, 2011. (See Note 5)

On June 1, 2010, the Company entered into a two-year consulting agreement with a related party to provide consulting services.  In exchange for the services provided, the Company will pay a consulting fee of $8,000 per month and a transportation allowance of $600 per month. (See Note 7(B))

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 9 - SUBSEQUENT EVENTS

On January 12, 2011, the Company issued 4,250,000 units, each unit consisted of one share of common stock and a warrant to purchase 0.5 shares of common stock (2,125,000 warrants) for a total of $8,500,000. Each warrant is exercisable on or prior to January 19, 2016 and has an exercise price of $2.50 per share. The Company collected $8,500,000, less offering expenses of $538,500.

On January 22, 2011, the Company authorized the issuance of 125,000 shares of common stock as part of the bonus compensation pursuant to the employment agreements with a fair value of $261,250.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, as of December 31, 2010, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our President, Chief Executive Officer and Chief Financial and Accounting Officer concluded that there is a material weakness in internal control in management’s failure to issue stock certificates in a timely manner to shareholders, upon their meeting of all requirements to earn such shares, and therefore disclosure controls and procedures are not effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to, in general, provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2010, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

Management failed to issue stock certificates to certain employees that met all requirements necessary to earn such shares, in a timely manner.   As of December 31, 2010 there were approximately 300,000 shares earned and authorized, for which certificates were not yet issued.  These shares are properly included in the authorized, issued and outstanding share figures in the Company’s December 31, 2010 financial statements.

Management does not believe that this control deficiency has had a material effect on the financial reporting as of December 31, 2010 and has begun evaluating and implementing processes to reduce this deficiency.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information.

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Director and Executive Officer

Our sole executive officer and director is as follows:

NAME	AGE	POSITION

Clifford Lerner	33	President, Chief Executive Officer, Chief Financial and Accounting Officer, Chairman of the Board of Directors

A brief description of the background and business experience of our sole executive officer and director for the past five years is as follows:

CLIFFORD LERNER is our President, Chief Executive Officer, Chief Financial and Accounting Officer and Chairman of our Board of Directors. Mr. Lerner has served as our President and Chief Executive Officer since joining us in 2005. Prior to joining us in 2005, Mr. Lerner spent his professional career from 2000 to 2005 at Lehman Brothers Inc. as an Analyst in its Equities division. Mr. Lerner worked as an Analyst in the Product Management Group where his duties included, among other things, coordinating the morning and afternoon equity research calls. Mr. Lerner has a strong knowledge and understanding of the online dating and social networking industries and has managed the product development and growth for all of our applications and websites since their inception. Mr. Lerner received a bachelor’s degree in Applied Economics and Business Management from Cornell University in 2000.

We believe that Mr. Lerner is qualified to serve on our Board of Directors because he brings a broad base of knowledge and experience in the online dating and social networking application industries.

Term of Office

Our sole director is appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our sole officer is appointed by our Board of Directors and holds office until removed by the Board of Directors.

Mr. Lerner has been the sole director since his appointment at the inception of the Company and will remain in office until the next annual meeting of our stockholders (or until a successor has been duly elected and qualified) or until he is removed in accordance with our bylaws. There are no agreements or understandings between Mr. Lerner and any other person pursuant to which Mr. Lerner was selected as a director or executive officer.

In March 2010, we agreed to indemnify Mr. Lerner against any action or suit brought against him as a result of the performance of his job duties.

Family Relationships

Because Mr. Lerner serves as our sole executive officer and director, there are no family relationships between our director and executive officer.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability of our director or executive officer.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our director or executive officer.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors.  We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2010.

Code of Ethics

We have adopted a Code of Ethics that is applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics was previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that was filed with the SEC on March 25, 2009.

Item 11.         Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, Mr. Lerner during the years ended December 31, 2010 and 2009 as our only named executive officer:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Clifford Lerner,	2010	$210,000	$200,000	0	0	0	0	0	$410,000
President,	2009	$200,000	$100,000	0	0	0	0	0	$300,000
CEO, CFO and CAO

Narrative Disclosure to Summary Compensation Table

For the year ended December 31, 2010, Mr. Lerner received annual compensation of $210,000 as well as a cash year-end bonus of $200,000. For the year ended December 31, 2009, Mr. Lerner received annual compensation of $200,000, as well as a cash year-end bonus of $100,000. Mr. Lerner also received health benefits, a monthly membership for a health and fitness facility as well as a complete annual physical. We previously entered into an employment agreement with Mr. Lerner that expired in accordance with its terms on December 1, 2008, and has not been subsequently extended. We have also agreed to indemnify Mr. Lerner against any action or suit brought against him as a result of the performance of his job duties.

Pursuant to a prior employment agreement, we previously granted Mr. Lerner a stock option to purchase 4,500,000 shares of our common stock in December 2006. In January 2010, we declared a three-for-one forward stock split (effected as a stock dividend) for each share of common stock outstanding. The number of shares of common stock underlying the stock option and the exercise price of the stock option were both adjusted to reflect the three-for-one stock split.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the outstanding option awards held by our named executive officer on December 31, 2010.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Clifford Lerner	12/13/2006 (1)	4,500,000 (2)	—	0.13	01/01/2012
(1)	Vested immediately upon the date of grant.
(2)
The number of shares of common stock underlying the stock option and the option exercise price have been adjusted to reflect the three-for-one stock split (effected as a stock dividend) that occurred on January 14, 2010.

Director Compensation

Our directors are permitted to receive fixed fees and other compensation for their services as directors. Our Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, Mr. Lerner in his capacity as a director. We currently do not have an established policy to provide compensation to members of our Board of Directors for services rendered in that capacity.  We plan to develop such a policy in the near future.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of our securities beneficially owned by our named executive officers, our director, our executive officers and directors as a group, and each person known to us to own more than 5% of our outstanding shares of common stock as of March 24, 2011. Except as otherwise indicated, all shares are owned directly and the shareholders possess sole voting and investment power with respect to the shares listed below. As of March 24, 2011, 37,585,756 shares of our common stock were issued and outstanding. Unless otherwise stated, the business address of the person listed below is c/o Snap Interactive, Inc., 363 7th Avenue, 13th Floor, New York, NY 10001.

Name	Number of Shares Beneficially Owned (1)		Percent of Shares (2)
Clifford Lerner	25,500,000	(3)	60.6%
Officers and Directors as a Group (1)	25,500,000	(3)	60.6%

(1)
A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through such as exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

(2)
For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 24, 2011.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 24, 2011 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(3)	Includes 4,500,000 shares of common stock issuable to Mr. Lerner pursuant to the exercise of a stock option.

Item 13.        Certain Relationship and Related Transactions, and Director Independence.

Related Party Transactions

Darrell Lerner, the brother of Clifford Lerner, our President, Chief Executive Officer, Chief Financial and Accounting Officer and sole director, is our Co-Founder and performs a variety of general business, corporate and administrative functions for us.  He received aggregate compensation of $264,000 for his services in 2010.

On December 1, 2007, we entered into a one year employment agreement with our Co-Founder, with the initial term of the employment agreement expiring on December 1, 2008.  Pursuant to the employment agreement, we issued 300,000 shares of common stock and an option to purchase 3,000,000 shares of common stock. In addition, the employment agreement provides him with annual compensation of $160,000 per year. As of December 31, 2010, the employment agreement was not extended, however the employment relationship has continued under the same terms with an annual salary of $180,000, effective January 1, 2010.

On January 1, 2010, we agreed to issue 300,000 shares to our Co-Founder in exchange for 3,000,000 options previously issued and expensed on December 1, 2007.  The shares issued will vest upon the earlier of three years or in the event that there is a change in control in the Company due to reorganization, merger, consolidation, or sale of the Company.

In March 2010, we executed an amendment to the employment agreement that requires us to indemnify our Co-Founder against any action or suit brought against him as a result of the performance of his job duties.

On December 29, 2005, $92,648 of stockholder advances from our Co-Founder  were converted into an unsecured convertible note payable, due December 31, 2008 (extended to December 31, 2011) and bearing interest at a rate of 6% per annum.  The note can be converted at the rate of $0.08 per share for each $1 of debt.  The cash offering price at that time was $0.08 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  We did not pay any principal but paid $2,120 in interest on this note in 2010. At December 31, 2010, we had a remaining balance due of $35,348.

On March 1, 2007, $10,138 of the stockholder advances from our Co-Founder  were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.10 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  We did not pay any principal but paid $608 in interest on this note in 2010. At December 31, 2010, we had a remaining balance of $10,138 due March 1, 2011.

On June 1, 2010, we entered into a two-year consulting agreement with a related party to provide consulting services. In exchange for the services provided, we will pay a consulting fee of $8,000 per month and a transportation allowance of $600 per month.

Previous Legal Proceedings

Although not an executive officer or director, Darrell Lerner is our Co-Founder and currently performs a variety of general business, corporate and administrative functions.  While no longer pending or active, the NASD initiated a regulatory action against him in July 2006.  He submitted an Offer of Settlement that was accepted by the NASD in April 2007.  Without admitting or denying the allegations against him listed in the publicly available Decision and Order of Offer of Settlement, he consented to being permanently barred from association with any NASD member firm.  Darrell Lerner did not have an active registration as a broker with any NASD member firm at the time the action was initiated or settled.  The matter initially arose because he was registered as a broker with an NASD member firm during 2004, and although he was completely inactive in the NASD member firm’s investment banking and securities business, he failed to provide prompt written notice to his firm when he engaged in outside business activities for compensation and private securities transactions during 2004 and never functioned as a representative thereof.

Director Independence

Clifford Lerner, the sole member of our Board of Directors, is not independent using the definition of independence under the rules of the SEC.

Item 14.        Principal Accountant Fees and Services.

Fees paid to Webb & Company, P.A.

The following table shows the aggregate fees we paid for professional services provided to us by Webb & Company, P.A. for 2010 and 2009:

	2010	2009
Audit Fees	$45,622	$43,813
Audit-Related Fees	0	0
Tax Fees	4,548	3,775
All Other Fees	0	0

Total	$50,170	$47,588

Audit Fees

For the fiscal years ended December 31, 2010 and 2009, we paid approximately $45,622 and $43,813, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2010 and 2009.

Tax Fees

For our fiscal years ended December 31, 2010 and 2009, we paid $4,548 and $3,775, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2010 and 2009.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular  service,  the  Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee.  Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2010 were pre-approved by our Board of Directors. We do not have a record of the percentage of the above fees that were pre-approved in 2009. However, all of the above services in 2009 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm
 Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

3.	Exhibits required to be filed by Item 601 of Regulation S-K

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2011

By /s/ Clifford Lerner
         Clifford Lerner,
President, Chief Executive Officer,
Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clifford Lerner	President, Chief Executive Officer,	March 31, 2011
Clifford Lerner	Chief Financial and Accounting Officer

EXHIBIT INDEX

3.1
Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed February 11, 2011 by the Company with the SEC).

3.2
Amendment to Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of the Company filed February 11, 2011 by the Company with the SEC).

3.3	By-Laws of the Company (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of the Company filed February 11, 2011 by the Company with the SEC).
10.1*	Statement of Rights and Responsibilities, by and between Snap Interactive, Inc. and Facebook.
10.2*	Registered Apple Developer Agreement, by and between Snap Interactive, Inc. and Apple Inc.
10.3*	iOS Developer Program License Agreement, by and between Snap Interactive, Inc. and Apple Inc.
10.4†	Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of the Company filed February 11, 2011 by the Company with the SEC).
10.5†	Amendment No. 1 to Employment Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of the Company filed February 11, 2011 by the Issuer with the SEC).
10.6†	Amendment No. 2 to Employment Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of the Company filed February 11, 2011 by the Company with the SEC).
10.7†	Stock Option Agreement (incorporated by reference to Exhibit 99.3 to the Schedule 13D filed March 4, 2011 with the SEC).
10.8†	Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed December 16, 2008 with the SEC).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of the Company filed March 25, 2009 by the Company with the SEC).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 of the Company filed February 11, 2011 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
† Management contract.