Form 10-Q
period 2011-03-31
Snap Interactive, Inc
filed 2011-05-16
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number  000-52176

SNAP INTERACTIVE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3191847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

363 7th Avenue, 13th Floor, New York, NY 10001
(Address of principal executive offices) (Zip Code)

(516) 942-2030
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of May 12, 2011, the registrant had 37,620,756 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.	1
Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010		1
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and March 31, 2010 (Unaudited)		2
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2011 (Unaudited) and for the Year Ended December 31, 2010		3
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and March 31, 2010 (Unaudited)		4
Notes to Condensed Consolidated Financial Statements (Unaudited)		5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25
Item 4.	Controls and Procedures.	25
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	26
Item 1A.	Risk Factors.	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3.	Defaults Upon Senior Securities.	26
Item 4.	(Removed and Reserved).	26
Item 5.	Other Information.	26
Item 6.	Exhibits.	26

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements.

Snap Interactive, Inc. and Subsidiaries
 Condensed Consolidated Balance Sheets

ASSETS

	March 31, 2011	December 31, 2010
	(Unaudited)
Current Assets
Cash	$10,205,118	$3,018,876
Credit card holdback receivable	332,121	239,452
Accounts receivable, net	247,789	185,585
Prepaid expense	153,922	74,260
Total Current Assets	10,938,950	3,518,173

Equipment and Intangibles, net	107,946	89,506

Other Assets
Security deposit	18,185	18,185
Total Other Assets	18,185	18,185

Total Assets	$11,065,081	$3,625,864

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$882,040	$953,651
Deferred revenue	2,393,024	1,937,915
Convertible notes payable - related party	45,486	45,486
Accrued interest - related party	24,788	24,115
Total Current Liabilities	3,345,338	2,961,167

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 37,620,756 and 33,210,756 shares issued and outstanding, respectively	37,621	33,211
Additional paid-in capital	10,694,438	2,730,659
Accumulated deficit	(3,012,316)	(2,091,570)
Less: deferred compensation	-	(7,603)
Total Stockholders' Equity	7,719,743	664,697

Total Liabilities and Stockholders' Equity	$11,065,081	$3,625,864

See accompanying notes to condensed consolidated unaudited financial statements.

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Revenue	$3,736,905	$927,436

Cost of Revenue	454,639	375,215

Gross Profit	3,282,266	552,221

Operating Expenses
Compensation expense	238,436	197,751
Professional fees	121,577	49,093
Advertising and marketing expense	3,371,958	829,416
General and administrative expense	481,505	291,986
Total Operating Expenses	4,213,476	1,368,246

Loss from Operations	(931,210)	(816,025)

Other Income (Expense)
Interest Expense	(733)	(896)
Other Income	3,909	11,110
Interest Income	7,288	2,362
Total Other Income (Expense)	10,464	12,576

Loss Before Provision For Income Taxes	(920,746)	(803,449)

Provision for Income Taxes	-	-

Net Loss	$(920,746)	$(803,449)

Net Loss Per Share - Basic	(0.02)	(0.02)

Net Loss Per Share - Diluted	(0.02)	(0.02)

Weighted average number of shares outstanding
during the period - Basic	37,046,034	32,822,302

Weighted average number of shares outstanding
during the period - Diluted	37,046,034	32,822,302

See accompanying notes to condensed consolidated unaudited financial statements.

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2011
(Unaudited)

	Preferred Stock $.001 Par Value		Common stock $.001 Par Value		Additional			Total
					paid-in	Accumulated	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Compensation	Equity

Balance, December 31, 2009	-	$-	32,628,969	$32,629	$2,568,652	$(924,500)	$(1,311)	$1,675,470

Deferred compensation realized	-	-	-	-	-	-	1,311	1,311

Stock options granted for services	-	-	-	-	49,293	-	-	49,293

Share based compensation	-	-			25,243	-	-	25,243

Shares issued for services to third parties	-	-	300,000	300	74,700	-	(7,603)	67,397

Shares issued for services to employees	-	-	281,787	282	12,771	-	-	13,053

Net Loss, for the year ended December 31, 2010	-	-	-	-	-	(1,167,070)	-	(1,167,070)

Balance, December 31, 2010	-	-	33,210,756	33,211	2,730,659	(2,091,570)	(7,603)	664,697

Deferred compensation realized	-	-	-	-	-	-	7,603	7,603

Stock options granted for services	-	-	-	-	5,728	-	-	5,728

Share based compensation	-	-	-	-	25,961	-	-	25,961

Shares issued for services to employees	-	-	150,000	150	(150)	-	-	-

Shares issued for services to third party	-	-	10,000	10	20,790	-	-	20,800

Shares and warrants issued for cash ($2/Sh, less stock offering costs)	-	-	4,250,000	4,250	7,911,450	-	-	7,915,700

Net loss for the three months ended March 31, 2011	-	-	-	-	-	(920,746)	-	(920,746)

Balance, March 31, 2011	-	$-	37,620,756	$37,621	$10,694,438	$(3,012,316)	$-	$7,719,743

See accompanying notes to condensed consolidated unaudited financial statements.

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net Loss	$(920,746)	$(803,449)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation/Amortization	5,444	4,561
Stock based compensation	60,092	42,794
Loss on disposal of assets	454	-
(Increase) Decrease in:
Credit card holdback receivable	(92,669)	-
Accounts receivable	(62,204)	297,720
Prepaid expense	(79,662)	(46,440)
Security deposit	-	15,265
Increase (Decrease) in:
Accounts payable and accrued expenses	(71,612)	(246,200)
Deferred revenue	455,109	323,482
Settlement payable	-	(3,778)
Accrued interest payable - related party	673	673
Net Cash Used in Operating Activities	(705,121)	(415,372)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	(24,337)	(1,984)
Net Cash Used In Investing Activities	(24,337)	(1,984)

Cash Flows From Financing Activities:
Proceeds from issuance of stock, net of stock offering costs	7,915,700	-
Net Cash Provided By Financing Activities	7,915,700	-

Net Increase (Decrease) in Cash	7,186,242	(417,356)

Cash at Beginning of Period	3,018,876	1,895,449

Cash at End of Period	$10,205,118	$1,478,093

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$60	$-

See accompanying notes to condensed consolidated unaudited financial statements.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Principles of Consolidation

The accompanying 2011 and 2010 consolidated financial statements include the accounts of Snap Interactive, Inc. and its wholly owned subsidiaries, eTwine, Inc. and Snap Mobile Limited (collectively, the “Company”).  All intercompany accounts have been eliminated in consolidation.

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

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

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

There were no impairment losses recorded during the three months ended March 31, 2011 and 2010, respectively.

(G) Intangible Assets

In accordance with ASC No. 350, Intangibles, Goodwill and Other, the Company requires that intangible assets with a finite life be amortized over their life and requires that goodwill and intangible assets be reviewed for impairment annually or more frequently if impairment indicators arise.

(H) Stock-Based Compensation

In December 2004, the FASB issued ASC No. 718, Compensation – Stock Compensation (“ASC 718”).  Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to persons other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718.  ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments.  In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505.

 (I) Business Segments

The Company operates in one segment, and therefore segment information is not presented.

(J) Income (Loss) Per Share

Basic income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by ASC No. 260, Earnings Per Share.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share.  For the three months ended March 31, 2010, 7,350,000 shares issuable upon the exercise of stock options and warrants were not included in the computation of income and warrants per share because their inclusion is anti-dilutive. For the three months ended March 31, 2011, 8,200,000 shares issuable upon the exercise of stock options and warrants and 525,555 shares issuable upon the conversion of convertible debt were not included in the computation of diluted loss per share because their inclusion is anti-dilutive.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

The following table sets forth the computation of basic earnings (loss) per share:
	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Net loss for the period	$(920,746)	$(803,449)

Weighted average number of shares outstanding	37,046,034	32,822,302

Basic loss per share	$(0.02)	$(0.02)

(K) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts receivable, credit card holdback receivable, prepaid expenses, accounts payable and accrued expenses, deferred revenue, accrued interest - related party and convertible notes payable - related party is the approximate fair value based on the short-term maturity of these instruments.

(L) Research and Development

The Company has adopted the provisions of ASC No. 350, Intangibles – Goodwill & Other.  Costs incurred in the planning stage of a website are expensed as research and development expenses while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  Expenses subsequent to the launch have been expensed as research and development expenses.

(M) Concentration of Credit Risk

At March 31, 2011, accounts receivable consisted of thousands of customer charges that primarily occurred toward the end of the three months ended March 31, 2011, that were due from payment processors but not yet remitted to the Company because the settlement of credit card sales typically occurs several days after the date of the charge.  At March 31, 2011, 52% was due from one payment processor and 24% was due from a second payment processor.

At March 31, 2010, 70% of advertising sales earned was from Customer A and 13.67% of advertising sales was from Customer B.

At March 31, 2010, 46.73% of accounts receivable from advertising sales was due from Customer B, 25.27% of advertising sales was due from Customer C, and 14.47% of advertising sales was due from Customer D.

The Company at times has cash in bank accounts in excess of FDIC insurance limits. The Company had approximately $8,946,595 and $275,000 in excess of FDIC insurance limits as of March 31, 2011 and March 31, 2010, respectively.  The Company also had a credit card holdback receivable of $332,121 as of March 31, 2011, which was held by a payment processor and $279,974 of which was not FDIC insured.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

(N) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC No. 605, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

The Company has revenue streams consisting of subscriptions, the sale of points and advertisements.

The Company recognizes revenue from monthly premium subscription fees in the month in which the services are used. Revenues are presented net of refunds, credits and known credit card chargebacks.   Subscriptions are currently offered in durations of varying length from one month to six months – generally in one, three and six month terms.

Revenues from multi-month subscriptions are recognized over the length of the subscription term rather than when the subscription is purchased. Because a significant amount of the Company’s subscription sales occurred from subscriptions with a term of three or six months, the Company apportions that revenue over the duration of the subscription term even though it is collected in full at the time of purchase. The difference between the gross cash receipts collected and the recognized revenue from those sales during that reporting period will appear as deferred revenue.

The Company recognizes revenue from the direct sale of “points” over two months.  Points can be used in exchange for premium features on products.

The Company recognizes advertising revenue as earned on a click-through, impression, and registration or subscription basis.  When a user clicks an advertisement (“CPC basis”), views an advertisement impression (“CPM basis”), registers for an external website via an advertisement clicked on through the Company’s applications (“CPA basis”), or clicks on an offer to subscribe to premium features on the Company’s applications, the contract amount is recognized as revenue.

The Company’s payment processors have established routine reserve accounts to secure the performance of the Company’s obligations under its service agreements.  This is standard practice within the payment processing industry.  These reserve accounts withhold a small percentage of the Company’s sales in a segregated account in the form of a six-month rolling reserve.  The funds that are withheld each month are returned to the Company on a monthly basis after six months of being held in the reserve account and any remaining funds will be returned to the Company 90 to 180 days following termination of such agreements.  These funds are classified as credit card holdback receivable and totaled $332,121 and $61,436 as at March 31, 2011 and 2010, respectively.

For the three months ended March 31, 2011 and 2010, the Company had the following revenues:

	As of March 31, 2011	As of March 31, 2010

Advertising revenue	$13,338	$177,070
Subscription/points revenue	3,723,567	750,366

Total revenue	$3,736,905	$927,436

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

We reserve for potential credit card chargebacks based on our historical experience and knowledge of the industry.  As of March 31, 2011 the Company has recorded $44,601 for potential future chargebacks and the amount is included in accrued expenses on the balance sheet.

(O) Cost of Revenue

Cost of revenue includes the expenses associated with the operation of data centers, including labor, consulting, hosting, server, web design and programming expenses.

(P) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(Q) Advertising and Marketing

Advertising and marketing costs are expensed as incurred.  Advertising and marketing expense was $3,371,958 and $829,416 for the three months ended March 31, 2011 and 2010, respectively.

(R) Recent Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standard Update (“ASU”) No. 2009-13 (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-13 significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The adoption of ASU 2009-13 did not have any effect on the Company’s financial statements upon its required adoption on January 1, 2011.

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

In February 2010, the FASB issued ASU No. 2010-09 (“ASU 2010-09”), which amends ASC 855 – Subsequent Events to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements; however, consistent with the guidance, this date will no longer be disclosed. ASU 2010-09 does not have any impact on the Company’s results of operations, financial condition or liquidity.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

In April 2010, the FASB issued ASU No. 2010-13 (“ASU 2010-13”) which amends ASC 718 – Compensation – Stock Compensation (“ASC 718”) to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. ASU 2010-13 is effective for fiscal years beginning on or after December 15, 2010, and the Company is currently assessing the potential impact, if any, the adoption of this update may have on its Consolidated Financial Statements.

NOTE 2 - ACCOUNTS RECEIVABLE

During the three months ended March 31, 2011 and the year ended December 31, 2010, the Company had the following accounts receivable:

	As of March 31, 2011 (Unaudited)	As of December 31, 2010

Accounts receivable	$247,789	$185,585
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$247,789	$185,585

Payments for subscriptions and point purchases typically settle several days after the date of purchase.  As of March 31, 2011, the amount of unsettled transactions from payment processors amounted to $188,812.  This amount is included in our accounts receivable.

 NOTE 3 - EQUIPMENT

At March 31, 2011 and December 31, 2010, equipment and intangible assets were as follows:

	As of March 31, 2011 (Unaudited)	As of December 31, 2010

Computer/equipment and furniture	$120,057	$96,779
Website domain name	24,938	24,938
Software	2,701	2,701
Website costs	40,500	40,500
Less accumulated depreciation and amortization	(80,250)	(75,412)

Total property and equipment	$107,946	$89,506

Depreciation and amortization expense for the three months ended March 31, 2011 and 2010, was $5,444, and $4,561, respectively.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)
NOTE 4 - STOCKHOLDERS’ EQUITY

(A)   Common Stock Issued for Services

During the three months ended March 31, 2011, the Company agreed to grant certain existing and new employees an aggregate of 157,304 shares of common stock in the form of restricted stock unit awards. The Company recognized an expense of $18,333 during the three months ended March 31, 2011 for such awards based on the fair value at the date the Company agreed to make such grants. The awards are being amortized over the vesting life of each award.

On January 14, 2011, the Company issued 10,000 shares to an unrelated third party to provide legal services with a fair value of $20,800.  As of March 31, 2011, $20,800 was recorded as stock offering costs.

During the three months ended March 31, 2011, an expense of $25,961 was recorded for shares previously granted under various employment agreements for services to be performed through January 1, 2016.  The fair value of the granted shares is being expensed over the life of the agreements.

During the three months ended March 31, 2011, 150,000 shares of previously granted common stock were fully vested but have not yet been issued.  The Company has expensed over the life of these agreements a total of $33,250 prior to March 31,2011 for the value of the services.

During the year ended December 31, 2010, 281,787 shares of previously granted common stock were fully vested and issued.  The Company recognized an expense of $13,053 for the value of services provided.

During the year ended December 31, 2010, an expense of $25,243 was recorded for shares granted under various employment agreements for services to be performed through January 1, 2013.  The fair value of the granted shares is being expensed over the life of the agreements.

On February 1, 2010, the Company entered into a one-year consulting agreement with an unrelated third party to provide legal services.  In exchange for the services provided, the Company issued 300,000 shares of the Company’s common stock with a fair value of $75,000.  For the quarter ended March 31, 2011, $75,000 was recorded as legal fees expense and $0 was recorded as deferred compensation.

On January 1, 2010, the Company issued 300,000 shares of the Company's common stock as part of an employment agreement with its Co-Founder in exchange for 3,000,000 options previously issued.  The shares issued will vest upon the earlier of three years or upon a change in control of the Company.  As of March 31, 2011, the shares have not vested and have not been issued. (See Note 7(A) and 8)

During the year ended December 31, 2010, $1,311 of deferred compensation was recognized for shares issued in 2009.

(B)  Stock Options and Warrants Issued for Services and Cash

The following tables summarize all stock options and warrants granted to employees and consultants for the three months ended March 31, 2011 and 2010, and the related changes during these periods are presented below.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)
	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2010	6,245,000
Granted	—	—
Exercised	—
Forfeited	0
Balance at March 31, 2011	6,245,000
Options Exercisable at March 31, 2011	6,075,000	$0.29
Weighted Average Fair Value of Options Granted During 2011		$—

Of the total options granted, 6,075,000 are fully vested, exercisable and non-forfeitable.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2010	—	—
Granted	2,125,000	$2.50
Exercised	—
Expired	—
Balance at March 31, 2011	2,125,000
Warrants Exercisable at March 31, 2011	2,125,000	$2.50
Weighted Average Fair Value of Warrants Granted During 2011		$2.50

The following table summarizes information about stock options and warrants for the Company as of March 31, 2011 and 2010:

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

2011 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$0.00-0.13	4,650,000	1.73	$0.13	4,500,000	$0.13
$0.17 - 1.00	1,595,000	1.56	$0.75	1,575,000	$0.56

2010 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$0.00-0.13	4,650,000	3.74	$0.13	4,500,000	$0.13
$0.17 - 1.00	1,950,000	2.10	$0.66	1,515,000	$0.84

2011 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$2.50	2,125,000	4.81	$2.50	2,125,000	$2.50

2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$0.40	750,000	0.26	$0.40	750,000	$0.40

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

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

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

(D)   Common Stock Issued for Cash

On January 12, 2011, the Company issued 4,250,000 units, each unit consisted of one share of common stock and a warrant to purchase 0.5 shares of common stock (2,125,000 warrants) for a total of $8,500,000. Each warrant is exercisable on or prior to January 19, 2016 and has an exercise price of $2.50 per share. The Company collected $8,500,000, less offering expenses of $584,300.

NOTE 5 - CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On December 29, 2005, $92,648 of stockholder advances from our Co-Founder  were converted into an unsecured convertible note payable, due December 31, 2008 (extended to December 31, 2011) and bearing interest at a rate of 6% per annum. The note can be converted at the rate of $0.08 per share for each $1.00 of debt.  The cash offering price at that time was $0.08 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the Co-Founder exchanged $7,300 of the note payable in full payment of a subscription receivable. On March 27, 2007, the Co-Founder converted additional debt totaling $50,000 in exchange for 600,000 shares of common stock. The fair value of the common stock was $0.08 per share based upon the terms of the convertible principal note entered into on December 29, 2005. Accordingly, no gain or loss is recognized in this transaction.  At March 31, 2011, the Company had a remaining principal balance due of $35,348.

On March 1, 2007, $10,138 of a second stockholder advance from our Co-Founder was converted into an unsecured convertible note payable, due March 1, 2010 (extended to March 1, 2012) and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.10 per share for each $1.00 of debt.  There was no beneficial conversion recognized on the conversion.  At March 31, 2011, the Company had a remaining principal balance of $10,138.

NOTE 6 - SETTLEMENT PAYABLE

On January 5, 2008, the Company entered into an agreement with a service provider requiring a total payment of $97,000. $25,000 was paid on January 5, 2008 and the remaining $72,000 is payable in 36 monthly installments with imputed interest at a rate of 6% starting January 5, 2008.  As of December 31, 2010, the amount was fully repaid.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

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

The Company has entered into employment agreements with employees for various terms through June 30, 2013 requiring a commitment of salaries and bonuses totaling $607,783.  These agreements are subject to various conditions including continued employment with the Company at the time of scheduled payment of bonuses.  The agreements also call for the employees to receive health benefits as well as various stock and option awards.

On December 1, 2007, the Company entered into a one-year employment agreement with its Co-Founder, with the initial term of the employment agreement expiring on December 1, 2008. Pursuant to the employment agreement, the Company issued 300,000 shares of common stock, an option to purchase 3,000,000 shares of common stock. In addition, the employment agreement provides him with annual compensation of $160,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its Co-Founder to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  On October 10, 2008, the Company issued 750,000 shares of common stock for professional services rendered having a fair value of $50,000 on the date of grant.  Beginning February 28, 2009, the employee receives $750 per month as a transportation allowance.  As of December 31, 2010, the employment agreement had not been extended, however the employment relationship has continued under the same terms with an increased annual salary of $190,000, effective February 1, 2011.

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

In March 2010, an amendment to the employment agreement was signed that requires the Company to indemnify its Co-Founder  against any action or suit brought against him as a result of the performance of his job duties. (See Note 4(A))

In accordance with ASC No. 718, this transaction should be treated as a modification of an award and incremental compensation cost shall be measured as the excess, if any, of the fair value of the 300,000 shares issued over the fair value of the exchanged options immediately before its terms are modified, measured based on the share price and other pertinent factors at that date.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

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

On December 13, 2006, the Company executed an employment agreement with its President and Chief Executive Officer with an initial term of the employment agreement expiring on December 1, 2007.  The employment agreement was renewed for a period of one additional year through December 1, 2008, and has not been subsequently extended.  As compensation for services the President and Chief Executive Officer received a salary of a salary of $210,000 in 2010 and an increased annual salary of $250,000 effective February 1, 2011.  The President and Chief Executive Officer also receives health benefits, a monthly membership for a health and fitness facility as well as a complete annual physical.  For the year ended December 31, 2010, a $200,000 cash year-end bonus was also issued.  The Company has also agreed to indemnify its President and Chief Executive Officer against any action or suit brought against him as a result of the performance of his job duties.

(B) Consulting Agreements

On June 30, 2010, the Company entered into a two-year agreement with an unrelated third party to provide certain payment-related services that commences upon the start date of the agreement.  The start date of the agreement was September 30, 2010.   In the event of early termination by the Company, the Company will pay a termination fee to the vendor based upon a formula determined by the fees generated during the term of the agreement based on the six months prior to termination of the agreement.

On June 1, 2010, the Company entered into a two-year consulting agreement with a related party to provide consulting services.  In exchange for the services provided, the Company will pay a consulting fee of $8,000 per month and a transportation allowance of $600 per month. (See Note 8)

On March 25, 2010, the Company entered into a fifteen-month agreement with an unrelated third party to provide online monitoring and transaction services.  In exchange for the services provided, the Company will pay a minimum fee of $2,500 per month and additional transaction fees based on the level of usage.

On February 1, 2010, the Company entered into a one-year legal agreement with an unrelated third party to provide legal services.  In exchange for services provided, the Company issued 300,000 shares of common stock having a fair value of $75,000 based upon fair value on the date of grant. As of March 31, 2011, $75,000 was recorded as compensation expense and $0 was recorded as deferred compensation. (See Note 4(A))

(C) Operating Lease Agreements

On February 25, 2009, the Company executed a three-year non-cancelable operating lease for its new corporate office space. The lease began on April 1, 2009 and expires on March 31, 2012.  Total base rent due during the term of the lease is $313,680.

Rent expense for the three months ended March 31, 2011 and 2010 was $27,671 and $41,321, respectively.

(D)  Financial Consulting

On December 28, 2009, the Company entered into a one-year agreement with a firm to serve as the Company’s financial advisor on certain transactions. In accordance with the agreement, the firm will receive a standard fee based on a formula that includes cash and warrants in the event of a successful transaction.  No such transactions have taken place to date and no fee has been paid out.  The agreement was terminated on December 28, 2010, however a reduced fee will be paid in the event of a successful transaction on or before March 31, 2012.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

NOTE 8 - RELATED PARTY TRANSACTIONS

On December 1, 2007, the Company entered into a one-year employment agreement with its Co-Founder, with the initial term of the employment agreement expiring on December 1, 2008.  Pursuant to the employment agreement, the Company issued the employee 300,000 shares of common stock and an option to purchase 3,000,000 shares of common stock. In addition, the employment agreement provides him with annual compensation of $160,000 per year. As of March 31, 2011, the employment agreement was not extended, however the employment relationship has continued under the same terms with an annual salary of $190,000, effective February 1, 2011. (See Note 7(A))

On January 1, 2010, the Company executed an amendment to the employment agreement and agreed to issue 300,000 shares of common stock to its Co-Founder in exchange for 3,000,000 options (1,500,000 at $0.23 and 1,500,000 at $0.50) previously issued and expensed on December 1, 2007.  The shares issued vest upon the earlier of three years or upon a change in control in the Company due to reorganization, merger, consolidation, or sale of the Company. (See Note 7(A))

In March 2010, the Company executed an amendment to the employment agreement that requires it to indemnify its Co-Founder against any action or suit brought against him as a result of the performance of his job duties.  (See Note 7(A))

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

On December 29, 2005, $92,648 of stockholder advances from the Company’s Co-Founder were converted into an unsecured convertible note payable, due December 31, 2008 (extended to December 31, 2011) and bearing interest at a rate of 6% per annum.  The note can be converted at the rate of $0.08 per share for each $1 of debt.  The cash offering price at that time was $0.08 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the Co-Founder exchanged $7,300 of the note payable in full payment of a subscription receivable. On March 27, 2007, the Co-Founder converted additional debt totaling $50,000 in exchange for 600,000 shares of common stock. The fair value of the common stock was $0.08 per share based upon the terms of the convertible note entered into on December 29, 2005. Accordingly, no gain or loss is recognized in this transaction.  At March 31, 2011, the Company had a remaining principal balance due of $35,348. (See Note 5)

On March 1, 2007, $10,138 of the stockholder advances from the Company’s Co-Founder were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.10 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At March 31, 2011 the Company had a remaining principal balance of $10,138 due March 1, 2011 (extended to March 31, 2012). (See Note 5)

On June 1, 2010, the Company entered into a two-year consulting agreement with a related party to provide consulting services.  In exchange for the services provided, the Company will pay a consulting fee of $8,000 per month and a transportation allowance of $600 per month. (See Note 7(B))

NOTE 9 –SUBSEQUENT EVENT

On April 1, 2011, the Company entered into a two-year agreement with an unrelated third party to provide transaction services. At the end of the initial term, the agreement will automatically extend for an additional year.  In exchange for the services provided, the Company will pay a minimum fee of $96,000 during the initial two-year term and additional transaction fees based on the level of revenue generated by the Company.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” or “Snap Interactive” refer to Snap Interactive, Inc. and its subsidiaries on a consolidated basis.

The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2011, and with our consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (our “Annual Report”), and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “goal,” “intend,” “plan,” “project,” “seek,” “target,” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to certain factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

•	our ability to obtain additional financing to implement our long-term growth strategy;

•	our ability to anticipate and respond to changing consumer trends and preferences;

•	reliance on our sole officer and director and our ability to attract and hire key personnel;

•	the intense competition in the online dating marketplace;

•	our ability to establish and maintain brand recognition;

•	the risk that we are deemed a “dating service” provider under applicable law rather than an online personal services provider;

•	the possibility that our members and subscribers may be harmed following interaction with other members and subscribers;

•	our ability to develop and market new technologies to respond to rapid technological changes;

•
our reliance on a very limited number of third party platforms to run our applications and the ability of third party platforms to take action against these applications, including the ability to restrict access to platform functionality, to remove an application from the platform, to force us to use their method of payment or restrict the methods of collecting payments through their platform;

•	our ability to protect our intellectual property;

•	the potential impact of a finding that we have infringed on intellectual property rights of others;

•	our ability to create and maintain secure websites and protect our data from hackers;

•	increased governmental regulation of the online dating, social networking or Internet industries;

•	reliance upon credit card processors and related merchant account approvals; and

•	other circumstances that could disrupt the functioning of our applications and websites.

For a more detailed discussion of these and other factors that may affect our business, see the discussion under the caption “Risk Factors” set forth in Item 1A of our Annual Report, the discussion under the caption “Risk Factors” set forth in Item 1A of Part II below and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report on Form 10-Q, except to the extent required by federal securities laws.

Overview

We develop, own and operate dating and social networking software applications that can be accessed by users on social networking websites and platforms, such as Facebook, and iPhone users, as well as an online dating website and a location-based social networking application and website. Applications that we have created include AreYouInterested.com and WhoIsNear.com.  Our portfolio of applications is designed to appeal to a broad base of Internet and iPhone users. We transitioned our leading application AreYouInterested.com from an advertising-based to a subscription-based revenue model in late 2009, and in 2010 and the first quarter of 2011, we primarily generated revenue from subscription fees and premium sales on our AreYouInterested.com Facebook application and our AreYouInterested.com Internet website. As of May 10, 2011, we had in excess of 41 million total installations across our AreYouInterested.com and WhoIsNear.com brands.

Our key operating performance highlights for the first quarter of 2011 include more than 11 million new installations of the AreYouInterested.com Facebook application and the public beta launch of the location-based service WhoIsNear.com, with a fully integrated web, mobile, iPhone and social networking application.

Our key financial highlights for the first quarter of 2011 include:

•	Revenue increased 303% to $3,736,905 for the first quarter of 2011 compared to $927,436 for the first quarter of 2010;

•	Deferred revenue at March 31, 2011 increased 23% to $2,393,024 compared to $1,937,915 at December 31, 2010; and

•	Net cash provided by financing activities increased to $7,915,700 for the first quarter of 2011 compared to $0 for the first quarter of 2010.

Key Performance Indicators

Management believes that the following financial and operating measurements are key indicators of the strength of our business:

•	Subscription sales and revenue;

•	Subscriber retention rate; and

•	Website and application traffic.

How We Generate Revenue

In the fourth quarter of 2009, we implemented a subscription-based revenue model into our AreYouInterested.com Facebook application as well as AreYouInterested.com in order to generate additional revenue.  We had previously generated the majority of our revenue through advertisements placed on our products.  Since the beginning of 2010, subscription fees and premium sales have been our primary sources of revenue.  Our subscription-based offering on the AreYouInterested.com brand provides users with unlimited messaging, unlimited access to communicate with their matches, the ability to see who viewed their profile, the ability to send an unlimited number of premium virtual gifts, and access to several other premium features.

We recognize revenue from monthly premium subscription fees in the month in which the services are provided. Revenues are presented net of refunds, credits and known credit card chargebacks.  Our subscriptions are currently offered in durations of one-, three- and six-month terms.  Longer-term plans (those with durations longer than one month) are generally available at discounted monthly rates.  All subscription fees, however, are collected at the time of purchase regardless of the length of the subscription term.  Revenues from longer-term plans are recognized pro-rata over the subscription term.  Pursuant to our terms of service, most subscriptions automatically renew for periods of the same length as the original subscription term until subscribers terminate them.

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

Our Business Objectives

During 2011, our business objectives include:

•	Upgrading and developing our AreYouInterested.com and WhoIsNear.com products with new features, enhancements and optimizations;

•
Continuing to expand the overall product offering between the AreYouInterested.com Facebook application, AreYouInterested.com website and AreYouInterested.com iPhone application for an enhanced user experience across all platforms;

•	Refining our marketing and statistical tracking tools on the AreYouInterested.com brand;

•	Determining whether to build new applications on social networking platforms and whether to develop and explore new mobile platforms and products; and

•	Identifying and exploring new opportunities that emerge in our rapidly evolving industry.

Results of Operations  — Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

Revenue increased to $3,736,905 for the quarter ended March 31, 2011 from $927,436 for the quarter ended March 31, 2010, an increase of $2,809,469, or 303%.  We experienced an increase in revenue versus the same period of the previous year as a result of an increase in the amount of subscriptions sold in the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010. Our revenue generated from subscription/point sales and advertising was $3,723,567 and $13,338, respectively, for the quarter ended March 31, 2011, compared to $750,366 and $177,070, for the quarter ended March 31, 2010. Our revenue is primarily generated from subscription sales on the AreYouInterested.com brand.

As we continued optimizing our subscription model in the first quarter of 2011 and refined our marketing approach in order to buy traffic more effectively, we experienced a quarterly increase in subscription sales for the first quarter of 2011.

Cost of Revenue

Cost of revenue increased to $454,639 for the quarter ended March 31, 2011 from $375,215 for the quarter ended March 31, 2010, an increase of $79,424, or 21%.  The increase in cost of revenue is primarily attributable to increased salary expenses due to expansion of our staff.

Operating Expenses

Operating expenses increased to $4,213,476 for the quarter ended March 31, 2011 from $1,368,246 for the quarter ended March 31, 2010, representing an increase of $2,845,230, or 208%.  The increase in operating expenses is primarily attributable to a significant increase in advertising and marketing expenditures for user acquisition campaigns.  Other operating expenses include advertising and marketing expense, general and administrative expense, compensation expense and professional fees.

Advertising and marketing expense increased to $3,371,958 for the quarter ended March 31, 2011 from $829,416 for the quarter ended March 31, 2010, representing an increase of $2,542,542, or 307%. The increase in advertising and marketing expenses was due to an increase in user acquisition campaigns, and we anticipate experiencing further increases in marketing expenses throughout the remainder of 2011.

General and administrative expense increased to $481,505 for the quarter ended March 31, 2011 from $291,986 for the quarter ended March 31, 2010, representing an increase of $189,519, or 65%.  The increase in general and administrative expense is primarily attributable to a significant increase in credit card processing fees. General and administrative expense also increased due to increased insurance expense, recruiting expense and increased costs associated with the overall expansion of our business.

Compensation expense increased to $238,436 for the quarter ended March 31, 2011 from $197,751 for the quarter ended March 31, 2010, representing an increase of $40,685 or 21%.  The increase in compensation expense was due to primarily an increase in retention bonuses as well as an increase in staff and related payroll taxes.

Professional fees increased to $121,577 for the quarter ended March 31, 2011 from $49,093 for the quarter ended March 31, 2010, representing an increase of $72,484, or 148%.  The increase in professional fees was due to increased legal and accounting fees as a result of the overall expansion of our business and the transition to a subscription-based revenue model for our AreYouInterested.com offering.

Net Loss

As a result of the foregoing, net loss increased to $920,746 for the quarter ended March 31, 2011 from a net loss of $803,449 for the quarter ended March 31, 2010, an increase in net loss of $117,297, or 15%.

Liquidity and Capital Resources

We are currently financing our operations through cash generated by our recent financing, subscription fees received from our applications and online dating website, fees for premium features of our applications and revenues derived from advertisements purchased on our various applications.

As of March 31, 2011, we had $10,205,118 in cash compared to $3,018,876 as of December 31, 2010. Historically, our working capital has been generated through operations. If we continue to grow and expand our operations, our need for working capital will increase. For the near-term, we do not anticipate being profitable because we intend to increase our acquisition costs related to marketing and advertising and through hiring additional employees, primarily engineers. We expect to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

Cash Flows

Cash used in operating activities increased $289,749 to $705,121 due mainly to increases in accounts receivable, credit card holdback receivable and decreases in accounts payable and accrued expenses, partially offset by an increase in deferred revenue. Cash provided by financing activities increased to $7,915,700 due to proceeds from the issuance of common stock and warrants in the quarter ended March 31, 2011.  Cash used in investing activities increased $22,353 to $24,337 due to the purchase of fixed assets.

Financing Activities

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

In connection with the Offering, we granted the Investors registration rights pursuant to a registration rights agreement dated as of the Closing Date (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we filed a registration statement on February 11, 2011, as amended by an amendment filed on April 6, 2011, registering (i) all of the Purchased Shares; (ii) the Warrant Shares issuable upon exercise of the Warrants and (iii) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing.

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

We currently have no lines of credit or access to short-term borrowing or financing options.  We are using cash generated from operations as well as cash from our private placement to fund our operations.  Because we have no lines of credit from which to finance operations, we would be dependent upon third-party financing or obtaining such borrowing facilities if the need for immediate capital were to arise. For additional information, see Note 5 to our unaudited consolidated financial statements “Convertible Notes Payable—Related Party”.

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

We recognize revenue on arrangements in accordance with ASC No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.  We have revenue streams consisting of subscriptions, the sale of points and advertisements.  We recognize revenue from monthly premium subscription fees in the month in which the services are used.  Revenues are presented net of refunds, credits and known credit card chargebacks. Subscriptions are currently offered in durations of varying length from one month to six months – generally in one, three and six month terms.  Revenues from multi-month subscriptions are recognized over the length of the subscription term rather than when the subscription is purchased.  Because a significant amount of our subscription sales occurred from subscriptions with a term of three or six months, we apportion that revenue over the duration of the subscription term even though it is collected in full at the time of purchase.  The difference between the gross cash receipts collected and the recognized revenue from those sales during that reporting period will appear as deferred revenue.  We also recognize revenue from the direct sale of “points” over two months. Points can be used in exchange for premium features on products.  We recognize advertising revenue as earned on a click-through, impression, and registration or subscription basis.  When a user clicks an advertisement (“CPC basis”), views an advertisement impression (“CPM basis”), registers for an external website via an advertisement clicked on through our applications (“CPA basis”), or clicks on an offer to subscribe to premium features on our applications, the contract amount is recognized as revenue.

Recent Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standard Update (“ASU”) No. 2009-13 (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  ASU 2009-13 significantly expands the disclosure requirements for multiple-deliverable revenue arrangements.  ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The adoption of ASU  2009-13 did not have any effect on the Company’s financial statements upon its required adoption on January 1, 2011.

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

In February 2010, the FASB issued ASU No. 2010-09 (“ASU 2010-09”), which amends ASC 855 – Subsequent Events to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements; however, consistent with the guidance, this date will no longer be disclosed. ASU 2010-09 does not have any impact on the Company’s results of operations, financial condition or liquidity.

In April 2010, the FASB issued ASU No. 2010-13 (“ASU 2010-13”), which amends ASC 718 – Compensation – Stock Compensation (“ASC 718”) to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  ASU 2010-13 is effective for fiscal years beginning on or after December 15, 2010, and the Company is currently assessing the potential impact, if any, the adoption of this update may have on its Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.                    Controls and Procedures.

Evaluation of Disclosures Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our President, Chief Executive Officer and Chief Financial and Accounting Officer concluded that there are material weaknesses in internal control over financial reporting including (i) management’s failure to issue stock certificates in a timely manner to certain employees, upon their meeting of all requirements to earn such shares, and (ii) our lack of an audit committee. Therefore, disclosure controls and procedures are not effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.                    Legal Proceedings.

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A.                 Risk Factors.

There were no material changes to the Risk Factors disclosed in “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except for the following risk factor. For more information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our Annual Report on Form 10-K.

Our online social networking applications rely heavily on email campaigns, and as our subscriber base continues to grow we face an increasing risk that any disruptions or restrictions on the sending or receipt of emails or increase in the associated costs could adversely affect our business and results of operations.

Our emails are an important driver of our subscribers’ activities. We send a large volume of emails to our subscribers notifying them of a variety of activities on our applications, such as new matches.  As our subscriber base continues to grow we face an increasing risk that Internet service providers or email applications may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails to our subscribers. Third parties may also block our emails as spam, impose restrictions on, or start to charge for, the delivery of emails through their email systems.  Without the ability to email these subscribers, we have limited means of inducing subscribers to return to our websites and applications and to utilize our services. Due to the importance of email to our business, any disruptions or restrictions on the distribution or receipt of emails or increase in the associated costs could materially and adversely affect our business and results of operations.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

On January 14, 2011, we issued 10,000 shares of our common stock to Anslow & Jaclin, LLP (“Anslow & Jaclin”) for legal services provided in connection with the private placement offering that closed on January 7, 2011. We issued the shares of common stock in reliance upon the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. The issuance of the shares of common stock to Anslow & Jaclin was conducted without general solicitation or general advertising, Anslow & Jaclin represented that it was an accredited investor as defined in Rule 501 of Regulation D and that it acquired the shares of common stock for its own account and not with a view to resale or distribution.  The shares of common stock issued to Anslow & Jaclin also contained appropriate restricted stock legends.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    (Removed and Reserved).

Item 5.                    Other Information.

None.

Item 6.                    Exhibits.

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2011	SNAP INTERACTIVE, INC.

	By:	/s/ Clifford Lerner
	Name:	Clifford Lerner
	Title:	President, Chief Executive Officer, Chief Financial and Accounting Officer (Duly authorized officer, principal financial officer and principal accounting officer)

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

3.3	By-Laws of the Company (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of the Company filed February 11, 2011 by the Company with the SEC).
10.1	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 20, 2011 by the Company with the SEC).
10.2	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed January 20, 2011 by the Company with the SEC).
10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed January 20, 2011 by the Company with the SEC).
10.4	Engagement Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed January 20, 2011 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.