Form 10-Q
period 2011-06-30
Snap Interactive, Inc
filed 2011-08-09
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐

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

As of August 9, 2011, the registrant had 37,718,256 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements.
Snap Interactive, Inc. and Subsidiaries
 Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,072,387	$3,018,876
Credit card holdback receivable	431,345	239,452
Investments, net	4,008,315	-
Accounts receivable, net	269,657	185,585
Accrued interest paid	5,907	-
Prepaid expenses	209,594	74,260
Total Current Assets	7,997,205	3,518,173

Equipment and Intangibles, net	118,244	89,506

Other Assets
Investments, net	2,755,767	-
Security deposits	19,520	18,185
Total Other Assets	2,775,287	18,185

Total Assets	$10,890,736	$3,625,864

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$789,876	$953,651
Deferred revenue	2,823,714	1,937,915
Convertible notes payable - related party	45,486	45,486
Accrued interest - related party	25,461	24,115
Total Current Liabilities	3,684,537	2,961,167

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 37,718,256 and 33,210,756 shares issued	37,718	33,211
and outstanding, respectively
Additional paid-in capital	10,813,659	2,730,659
Accumulated deficit	(3,645,178)	(2,091,570)
Less: deferred compensation	-	(7,603)
Total Stockholders' Equity	7,206,199	664,697

Total Liabilities and Stockholders' Equity	$10,890,736	$3,625,864

See accompanying notes to condensed consolidated financial statements.

Snap Interactive, Inc. and Subsidiaries
 Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenue	$4,826,783	$1,243,082	$8,563,682	$2,170,518

Costs and Expenses
Programming, hosting and technology expense	606,307	383,662	1,060,946	758,877
Compensation expense	220,803	168,932	420,027	326,459
Professional fees	166,840	28,735	288,416	77,828
Advertising and marketing expense	3,836,652	512,772	7,208,610	1,342,188
General and administrative	635,402	220,893	1,156,108	553,104
Total Costs and Expenses	5,466,004	1,314,994	10,134,107	3,058,456

Loss from Operations	(639,221)	(71,912)	(1,570,425)	(887,938)

Other Income (Expense)
Interest Expense	(673)	(1,185)	(1,406)	(2,081)
Other Income	-	2,501	3,909	13,611
Interest Income	7,026	1,735	14,314	4,097
Total Other Income/(Expense)	6,353	3,051	16,817	15,627

Loss Before Provision For Income Taxes	(632,868)	(68,861)	(1,553,608)	(872,311)

Provision for Income Taxes	-	-	-	-

Net Loss	$(632,868)	$(68,861)	$(1,553,608)	$(872,311)

Net Loss Per Share - Basic	$(0.02)	$(0.00)	$(0.04)	$(0.03)

Net Loss Per Share - Diluted	$(0.02)	$(0.00)	$(0.04)	$(0.03)

Weighted average number of shares outstanding during the period - Basic	37,680,591	32,928,969	37,365,065	32,875,930

Weighted average number of shares outstanding during the period - Diluted	37,680,591	32,928,969	37,365,065	32,875,930

See accompanying notes to condensed consolidated financial statements.

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2011
(Unaudited)

	Preferred Stock		Common stock
	$.001 Par Value		$.001 Par Value		Additional			Total
					paid-in	Accumulated	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Compensation	Equity

Balance, December 31, 2009	-	-	32,628,969	32,629	2,568,652	(924,500)	(1,311)	1,675,470

Deferred compensation realized	-	-	-	-	-	-	1,311	1,311

Stock options granted for services	-	-	-	-	49,293	-	-	49,293

Share based compensation	-	-			25,243	-	-	25,243

Shares issued for services to third parties	-	-	300,000	300	74,700	-	(7,603)	67,397

Shares issued for services to employees	-	-	281,787	282	12,771	-	-	13,053

Net Loss, for the year ended December 31, 2010	-	-	-	-	-	(1,167,070)	-	(1,167,070)

Balance, December 31, 2010	-	-	33,210,756	33,211	2,730,659	(2,091,570)	(7,603)	664,697

Deferred compensation realized	-	-	-	-	-	-	7,603	7,603

Stock options granted for services	-	-	-	-	11,456	-	-	11,456

Share based compensation	-	-	-	-	51,426	-	-	51,426

Shares issued for services to employees	-	-	210,000	210	(210)	-	-	-

Shares issued for services to third party	-	-	10,000	10	20,790	-	-	20,800

Shares and warrants issued for cash ($2/Sh, less stock offering costs)	-	-	4,250,000	4,250	7,911,450	-	-	7,915,700

Shares issued in exchange for warrants ($2.50/sh, less stock offering costs)	-	-	37,500	38	88,088	-	-	88,125

Net loss for the six months ended June 30, 2011	-	-	-	-	-	(1,553,608)	-	(1,553,608)

Balance, June 30, 2011	-	$-	37,718,256	$37,718	$10,813,659	$(3,645,178)	$-	$7,206,199

See accompanying notes to condensed consolidated financial statements.

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net Loss	$(1,553,608)	$(872,311)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	12,098	9,150
Amortization of investment premium	856	-
Stock based compensation	91,285	92,169
Loss on disposal of assets	453	-
(Increase) Decrease in:
Credit card holdback receivable	(191,893)	(89,374)
Accounts receivable	(84,072)	294,442
Accrued interest paid	(5,907)	-
Prepaid expense	(135,334)	(18,118)
Security deposit	(1,335)	15,250
Increase (Decrease) in:
Accounts payable and accrued expenses	(163,775)	(354,612)
Deferred revenue	885,799	441,817
Accrued interest payable - related party	1,346	1,346
Net Cash Used in Operating Activities	(1,144,087)	(480,241)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	(41,289)	(6,452)
Investments	(6,764,938)	-
Net Cash Used In Investing Activities	(6,806,227)	(6,452)

Cash Flows From Financing Activities:
Proceeds from issuance of stock, net of stock offering costs	8,003,825	-
Net Cash Provided By Financing Activities	8,003,825	-

Net Increase in Cash	53,511	(486,693)

Cash at Beginning of Period	3,018,876	1,895,449

Cash at End of Period	$3,072,387	$1,408,756

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$4,500	$-

See accompanying notes to condensed consolidated financial statements.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.  Please refer to our most recent annual report for a more comprehensive presentation of financial position and results of operations.

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

(C) Use of Estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

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

JUNE 30, 2011

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

There were no impairment losses recorded during the three and six months ended June 30, 2011 and 2010, respectively.

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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are antidilutive, they are excluded from the calculation of diluted income per share.  For the six months ended June 30, 2010, 7,350,000 shares issuable upon the exercise of stock options and warrants were not included in the computation of income and warrants per share because their inclusion is antidilutive. For the six months ended June 30, 2011, 8,132,500 shares issuable upon the exercise of stock options and warrants and 525,555 shares issuable upon the conversion of convertible debt were not included in the computation of diluted loss per share because their inclusion is antidilutive.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

The following table sets forth the computation of basic earnings per share:
	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income (loss) for the period	$(632,868)	$(68,861)	$(1,553,608)	$(873,311)

Weighted average number of shares outstanding	37,680,591	(32,928,969)	37,365,065	32,875,930

Basic earnings/(loss) per share	$(0.02)	$0.00	$(0.04)	$(0.03)

The following table sets for the computation of diluted earnings per share:
	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income (loss) for the year	$(632,868)	$(68,861)	$(1,553,608)	$(873,311)
Add: Adjustment for interest on 6% convertible notes	-	-	-	-

Adjusted net income (loss)	$(632,868)	$(68,861)	$(1,553,608)	$(873,311)

Weighted average number of shares outstanding	37,680,591	(32,928,969)	37,365,065	32,875,930
Add: Weighted average shares assumed to be issued upon conversion of 6% convertible notes as of the date of issuance	-	-	-	-
Warrants and options as of beginning of period	-	-	-	-
Weighted average number of common and common equivalent shares	37,680,591	(32,928,969)	37,365,065	32,875,930

Diluted earnings (loss) per share	$(0.02)	$0.00	$(0.04)	$(0.03)

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

(M) Concentration of Credit Risk

At June 30, 2011, accounts receivable consisted of thousands of customer charges that primarily occurred toward the end of the six months ended June 30, 2011, that were due from payment processors but not yet remitted to the Company because the settlement of credit card sales typically occurs several days after the date of the charge.  At June 30, 2011, 40% was due from one payment processor and 20% was due from a second payment processor.

At June 30, 2010, 44.13% of accounts receivable was due from Customer B, 19.44% was due from Customer C, and 23.69% was due from Customer D.

At times the Company has cash in bank accounts in excess of FDIC insurance limits. The Company had approximately $1,936,781 and $335,036 in excess of FDIC insurance limits as of June 30, 2011 and June 30, 2010, respectively. The Company also had a credit card holdback receivable of $431,345 as of June 30, 2011, which was held by payment processors and $299,429 of which was not FDIC insured.

(N) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC No. 605, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

The Company has revenue streams consisting of subscriptions, sales of points and advertisements.

The Company recognizes revenue from monthly premium subscription fees in the month in which the services are used. Revenues are presented net of refunds, credits and known credit card chargebacks.   Subscriptions are currently offered in durations of varying length from one month to six months – generally in one-month, three-month and six-month terms.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

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

The Company’s payment processors have established routine reserve accounts to secure the performance of the Company’s obligations under its service agreements, which is standard practice within the payment processing industry.  These reserve accounts withhold a small percentage of the Company’s sales in a segregated account in the form of a six-month rolling reserve.  The funds that are withheld each month are returned to the Company on a monthly basis after six months of being held in the reserve account and any remaining funds will be returned to the Company 90 to 180 days following termination of such agreements.  These funds are classified as credit card holdback receivable and totaled $431,345 and $104,370 as at June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011 and 2010, the Company had the following revenues:

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010

Advertising revenue	$15,763	$210,229
Subscription/points revenue	8,547,919	1,960,289
Total revenue	$8,563,682	$2,170,518

We reserve for potential credit card chargebacks based on our historical experience and knowledge of the industry.  As of  June 30, 2011, the Company had recorded $65,736 for potential future chargebacks and the amount is included in accounts payable and accrued expenses on the balance sheet.

(O) Programming, Hosting and Technology Expense

Programming, hosting and technology expense includes the expenses associated with the operation of data centers, including labor, consulting, hosting, server, web design and programming expenses.

(P) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(Q) Advertising and Marketing

Advertising and marketing costs are expensed as incurred.  Advertising and marketing expense was $7,208,610 and $1,342,188 for the six months ended June 30, 2011 and 2010, respectively.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

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

In April, 2011, the FASB issued ASU No. 2011-02, to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

In April, 2011, the FASB issued ASU No. 2011-03 to remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

In May 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of ASC 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recent nature of this pronouncement, the Company is evaluating when it will adopt of ASU 2011-05, but it will adopt the ASU retrospectively by the due date.

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

(S) Investments

ASC 320, “Accounting for Certain Investments in Debt and Equity Securities” (“ASC 320”), as amended and interpreted, requires that at the time of purchase, designation of a security as held-to-maturity, available-for-sale or trading depending on ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. The Company may sell securities as part of the management of the investment portfolio. Accordingly, all securities held at June 30, 2011 are designated as held-to-maturity and reported at amortized cost.

ASC 320 provides guidance on determining when an investment is other than temporarily impaired. The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company has not recorded any equity investment losses for the three and six months ended June 30, 2011.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

NOTE 2 - ACCOUNTS RECEIVABLE

At June 30, 2011 and December 31, 2010, the Company had the following accounts receivable:

	As of June 30, 2011 (Unaudited)	As of December 31, 2010
Accounts receivable	$269,657	$185,585
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$269,657	$185,585

Payments for subscriptions and point purchases typically settle several days after the date of purchase.  As of June 30, 2011, the amount of unsettled transactions from payment processors amounted to $163,878.  This amount is included in our accounts receivable.

 NOTE 3 - EQUIPMENT

At June 30, 2011 and December 31, 2010, equipment and intangible assets were as follows:

	As of June 30, 2011 (Unaudited)	As of December 31, 2010

Computer/equipment and furniture	$132,368	$96,779
Website domain name	24,938	24,938
Software	7,342	2,701
Website costs	40,500	40,500
Less accumulated depreciation and amortization	(86,904)	(75,412)
Total equipment and intangibles, net	$118,244	$89,506

Depreciation and amortization expense for the six months ended June 30, 2011 and 2010, was $12,098, and $9,150, respectively.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

NOTE 4 - INVESTMENTS IN MARKETABLE SECURITIES AND FAIR VALUE

As of June 30, 2011, the Company invested in marketable securities, which consisted solely of government securities, and which are classified as held-to-maturity and carried at amortized cost. The following table summarizes the amortized cost, fair value and weighted-average yield of securities.

	As of June 30, 2011
	Cost	Fair Value	Yield
U.S. Government Agencies
Due within one year	$1,508,315	$1,507,465	0.83%
Due after one year but within five years	2,005,767	2,003,770	0.43%
	$3,514,082	$3,511,235

As of June 30, 2011, the Company invested in time deposits.  The following table summarizes the balances outstanding, fair value and weighted average yield for time deposits.

	As of June 30, 2011
	Cost	Fair Value	Yield
Certificates of Deposit
Due within one year	$2,500,000	$2,494,694	0.26%
Due after one year but within five years	750,000	747,703	0.48%
	$3,250,000	$3,242,397

ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  Under GAAP, fair value of such securities is determined based upon a hierarchy that prioritizes the inputs to valuation techniques used to measure fair values into three broad levels.

The fair value of the Company's financial assets and liabilities reflects the Company's estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company's assumptions about how market participants would price assets and liabilities).

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Quoted Prices in Inactive Markets for Identical Assets	Level 3: Significant Unobservable Inputs	Total at June 30, 2011

Government securities	$3,514,939	$-	$-	$3,514,939
Less: amortization premium paid	(857)			(857)
Total government securities	$3,514,082	$-	$-	$3,514,082

Certificates of deposit	$3,250,000	$-	$-	$-

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ EQUITY

(A)   Common Stock Issued for Services

During the six months ended June 30, 2011, the Company agreed to grant certain existing and new employees an aggregate of 167,304 shares of common stock in the form of restricted stock unit awards. The Company recognized an expense of $44,494 during the six months ended June 30, 2011 for such awards based on the fair value at the date the Company agreed to make such grants. The awards are being amortized over the vesting life of each award.

On January 14, 2011, the Company issued 10,000 shares to an unrelated third party to provide legal services with a fair value of $20,800.  As of June 30, 2011, $20,800 was recorded as stock offering costs.

During the six months ended June 30, 2011, an expense of $51,426 was recorded for shares previously granted under various employment agreements for services to be performed through January 1, 2016.  The fair value of the granted shares is being expensed over the life of the agreements.

During the six months ended June 30, 2011, 210,000 shares of previously granted common stock were fully vested but have not yet been issued.  The Company has expensed over the life of these agreements a total of $48,150 prior to June 30, 2011 for the value of the services.

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

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

On January 1, 2010, the Company issued 300,000 shares of the Company's common stock as part of an employment agreement with its Co-Founder.  The shares issued will vest upon the earlier of three years or upon a change in control of the Company.  As of June 30, 2011, the shares have not vested and have not been issued. (See Note 8(A) and 9)

During the year ended December 31, 2010, $1,311 of deferred compensation was recognized for shares issued in 2009.

(B)  Stock Options and Warrants Issued for Services and Cash

The following tables summarize all stock options and warrants granted to employees and consultants for the six months ended June 30, 2011 and 2010, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2010	6,245,000
Granted	—	—
Exercised	—
Forfeited	—
Balance at June 30, 2011	6,245,000
Options Exercisable at June 30, 2011	6,075,000	$0.29
Weighted Average Fair Value of Options Granted During 2011		$—

Of the total options granted, 6,075,000 are fully vested, exercisable and non-forfeitable.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2010	—	—
Granted	2,125,000	$2.50
Exercised	(37,500)
Expired	—
Balance at June 30, 2011	2,087,500
Warrants Exercisable at June 30, 2011	2,087,500	$2.50
Weighted Average Fair Value of Warrants Granted During 2011		$2.50

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

The following table summarizes information about stock options and warrants for the Company as of June 30, 2011 and 2010:

2011 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Exercise Price
$0.00-0.13	4,650,000	1.48	$0.13	4,575,000	$0.13
$0.17 - 1.00	1,595,000	1.34	$0.78	1,500,000	$0.75

2010 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price
$0.00-0.13	4,650,000	3.49	$0.13	4,500,000	$0.13
$0.17 - 1.00	1,950,000	1.56	$0.66	1,515,000	$0.84

2011 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Exercise Price
$2.50	2,087,500	4.56	$2.50	2,087,500	$2.50

2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price
$0.40	750,000	0.01	$0.40	750,000	$0.40

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

JUNE 30, 2011

(UNAUDITED)

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

On April 28, 2011, the Company issued 37,500 shares of common stock, in connection with the exercise of stock warrants, for proceeds of $93,750, less offering expenses of $5,625.

NOTE 6 - CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On December 29, 2005, $92,648 of stockholder advances from our Co-Founder  were converted into an unsecured convertible note payable, due December 31, 2008 (extended to December 31, 2011) and bearing interest at a rate of 6% per annum. The note can be converted at the rate of $0.08 per share for each $1.00 of debt.  The cash offering price at that time was $0.08 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the Co-Founder exchanged $7,300 of the note payable in full payment of a subscription receivable. On March 27, 2007, the Co-Founder converted additional debt totaling $50,000 in exchange for 600,000 shares of common stock. The fair value of the common stock was $0.08 per share based upon the terms of the convertible principal note entered into on December 29, 2005. Accordingly, no gain or loss is recognized in this transaction.  At June 30, 2011, the Company had a remaining principal balance due of $35,348.

On March 1, 2007, $10,138 of a second stockholder advance from our Co-Founder was converted into an unsecured convertible note payable, due March 1, 2010 (extended to March 1, 2012) and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.10 per share for each $1.00 of debt.  There was no beneficial conversion recognized on the conversion.  At June 30, 2011, the Company had a remaining principal balance of $10,138.

NOTE 7 - SETTLEMENT PAYABLE

On January 5, 2008, the Company entered into an agreement with a service provider requiring a total payment of $97,000. $25,000 was paid on January 5, 2008 and the remaining $72,000 was paid in 36 monthly installments with imputed interest at a rate of 6% starting January 5, 2008.  As of December 31, 2010, the amount was fully repaid.

NOTE 8 - COMMITMENTS

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

JUNE 30, 2011

(UNAUDITED)

On October 12, 2009, the Company authorized the issuance of 30,000 shares of common stock to be issued in 2010 and 2011 as compensation pursuant to the terms of an agreement, having a fair value of $3,500 subject to certain terms and vesting requirements being met during that time period.

The Company has entered into employment agreements with employees for various terms through June 30, 2013 requiring a commitment of salaries and bonuses totaling $541,250.  These agreements are subject to various conditions including continued employment with the Company at the time of scheduled payment of bonuses.  The agreements also call for the employees to receive health benefits as well as various stock and option awards.

On December 1, 2007, the Company entered into a one-year employment agreement with its Co-Founder, with the initial term of the employment agreement expiring on December 1, 2008. Pursuant to the employment agreement, the Company issued 300,000 shares of common stock, an option to purchase 3,000,000 shares of common stock. On January 1, 2010, the Company and its Co-Founder revised his employment agreement and agreed to issue 300,000 shares to him in exchange for 3,000,000 options previously issued and expensed on December 1, 2007.  The shares issued will vest upon the earlier of three years or in the event that there is a change in control in the Company due to reorganization, merger, consolidation, or sale of the Company.  In addition, the employment agreement provides him with annual compensation of $160,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its Co-Founder to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  On October 10, 2008, the Company also issued 750,000 shares of common stock having a fair value of $50,000 on the date of grant.  Beginning February 28, 2009, the employee receives $750 per month as a transportation allowance.  As of December 31, 2010, the employment agreement had not been extended, however the employment relationship has continued under the same terms with an increased annual salary of $190,000, effective February 1, 2011.

In March 2010, an amendment to the employment agreement was signed that requires the Company to indemnify its Co-Founder  against any action or suit brought against him as a result of the performance of his job duties.

In accordance with ASC No. 718, this transaction was treated as a modification of an award and incremental compensation cost was measured as the excess, if any, of the fair value of the 300,000 shares issued over the fair value of the exchanged options immediately before its terms were modified, measured based on the share price and other pertinent factors at that date.

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

On December 13, 2006, the Company executed an employment agreement with its President and Chief Executive Officer with an initial term of the employment agreement expiring on December 1, 2007.  The employment agreement was renewed for a period of one additional year through December 1, 2008, and has not been subsequently extended.  As compensation for services the President and Chief Executive Officer received a salary of a salary of $210,000 in 2010 and an increased annual salary of $250,000, effective February 1, 2011.  The President and Chief Executive Officer also receives health benefits, a monthly membership for a health and fitness facility as well as a complete annual physical.  For the year ended December 31, 2010, a $200,000 cash year-end bonus was also issued.  The Company has also agreed to indemnify its President and Chief Executive Officer against any action or suit brought against him as a result of the performance of his job duties.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

(B) Consulting Agreements

On April 1, 2011, the Company entered into a two-year agreement with an unrelated third party to provide transaction services. At the end of the initial term, the agreement will automatically extend for an additional year.  In exchange for the services provided, the Company pays a minimum fee of $96,000 during the initial two-year term and additional transaction fees based on the level of revenue generated by the Company.

On June 30, 2010, the Company entered into a two-year agreement with an unrelated third party to provide certain payment-related services that commenced upon the start date of the agreement.  The start date of the agreement was September 30, 2010.   In the event of early termination by the Company, the Company will pay a termination fee to the vendor based upon a formula determined by the fees generated during the term of the agreement based on the six months prior to termination of the agreement.

On June 1, 2010, the Company entered into a two-year consulting agreement with a related party to provide consulting services.  In exchange for the services provided, the Company pays a consulting fee of $8,000 per month and a transportation allowance of $600 per month. (See Note 9)

On March 25, 2010, the Company entered into a fifteen-month agreement with an unrelated third party to provide online monitoring and transaction services.  In exchange for the services provided, the Company pays a minimum fee of $2,500 per month and additional transaction fees based on the level of usage.

On February 1, 2010, the Company entered into a one-year legal agreement with an unrelated third party to provide legal services.  In exchange for services provided, the Company issued 300,000 shares of common stock having a fair value of $75,000 based upon fair value on the date of grant. As of June 30, 2011, $75,000 was recorded as compensation expense and $0 was recorded as deferred compensation. (See Note 5(A))

(C) Operating Lease Agreements

On February 25, 2009, the Company executed a three-year non-cancelable operating lease for its corporate office space. The lease began on April 1, 2009 and expires on March 31, 2012.  Total base rent due during the term of the lease is $313,680.

Rent expense for the six months ended June 30, 2011 and 2010 was $55,927 and $71,995, respectively.

On May 23, 2011, the Company executed a 46-month non-cancelable operating lease for its new corporate office space.  The lease began on June 1, 2011 and expires on March 30, 2015.  Total base rent due during the term of the lease is $973,595.  The Company can terminate the final five months of the lease with eight months' notice and payment of unamortized costs.

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

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

NOTE 9 - RELATED PARTY TRANSACTIONS

On December 1, 2007, the Company entered into a one-year employment agreement with its Co-Founder, with the initial term of the employment agreement expiring on December 1, 2008.  Pursuant to the employment agreement, the Company issued the employee 300,000 shares of common stock and an option to purchase 3,000,000 shares of common stock. In addition, the employment agreement provides him with annual compensation of $160,000 per year. As of June 30, 2011, the employment agreement was not extended, however the employment relationship has continued under the same terms with an annual salary of $190,000, effective February 1, 2011. (See Note 8(A))

On January 1, 2010, the Company executed an amendment to the employment agreement and agreed to issue 300,000 shares of common stock to its Co-Founder in exchange for options previously issued and expensed on December 1, 2007.  The shares issued vest upon the earlier of three years or upon a change in control in the Company due to reorganization, merger, consolidation, or sale of the Company. (See Note 8(A))

In March 2010, the Company executed an amendment to the employment agreement that requires it to indemnify its Co-Founder against any action or suit brought against him as a result of the performance of his job duties.  (See Note 8(A))

 On December 29, 2005, $92,648 of stockholder advances from the Company’s Co-Founder were converted into an unsecured convertible note payable, due December 31, 2008 (extended to December 31, 2011) and bearing interest at a rate of 6% per annum.  The note can be converted at the rate of $0.08 per share for each $1 of debt.  The cash offering price at that time was $0.08 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the Co-Founder exchanged $7,300 of the note payable in full payment of a subscription receivable. On March 27, 2007, the Co-Founder converted additional debt totaling $50,000 in exchange for 600,000 shares of common stock. The fair value of the common stock was $0.08 per share based upon the terms of the convertible note entered into on December 29, 2005. Accordingly, no gain or loss is recognized in this transaction.  At June 30, 2011, the Company had a remaining principal balance due of $35,348. (See Note 6)

On March 1, 2007, $10,138 of the stockholder advances from the Company’s Co-Founder were converted into an unsecured convertible note payable, due March 1, 2010 and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.10 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At June 30, 2011, the Company had a remaining principal balance of $10,138 due March 31, 2012. (See Note 6)

On June 1, 2010, the Company entered into a two-year consulting agreement with a related party to provide consulting services.  In exchange for the services provided, the Company pays a consulting fee of $8,000 per month and a transportation allowance of $600 per month. (See Note 8(B))

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” or “Snap Interactive” refer to Snap Interactive, Inc. and its subsidiaries on a consolidated basis.

The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2011, and with our consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (our “Annual Report”), and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to certain factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

•	our ability to obtain additional financing to implement our long-term growth strategy;

•	our ability to effectively manage our growth;

•	our ability to anticipate and respond to changing consumer trends and preferences;

•	reliance on our sole officer and director and our ability to attract and hire key personnel;

•
our reliance on a very limited number of third party platforms to run our applications and the ability of third party platforms to take action against these applications, including the ability to restrict access to platform functionality, to remove an application from the platform, to force us to use their method of payment or to restrict the methods of collecting payments through their platform;

•	the intense competition in the online dating marketplace;

•	our ability to establish and maintain brand recognition;

•	our ability to develop and support successful applications for mobile platforms;

•	our ability to advertise our products through a variety of advertising media;

•	the possibility that our members and subscribers may be harmed following interaction with other members and subscribers;

•	the risk that we are deemed a dating service provider under applicable law rather than an online personal services provider;

•	our ability to develop and market new technologies to respond to rapid technological changes;

•	our ability to protect our intellectual property;

•	the potential impact of a finding that we have infringed on intellectual property rights of others;

•	our ability to create and maintain secure websites and protect our technology from hackers;

•	the risk of disruption or restriction on our email deliverability;

•	the risk of programming errors or flaws in our products;

•	our dependence on a single vendor to host the majority of our application traffic;

•	increased governmental regulation of the online dating, social networking or Internet industries;

•	reliance upon credit card processors and related merchant account approvals; and

•	other circumstances that could disrupt the functioning of our applications and websites.

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

Overview

We develop, own and operate dating and social networking software applications that can be accessed by users on social networking websites and platforms, such as Facebook, and iPhone users, as well as an online dating website and a location-based social networking application and website. Application brands that we have created and maintain include AreYouInterested.com and WhoIsNear.com.  Our portfolio of applications is designed to appeal to a broad base of Internet and iPhone users.  We transitioned our leading application AreYouInterested.com from an advertising-based revenue model to a subscription-based revenue model in late 2009, and in 2010 and through the second quarter of 2011, we have primarily generated revenue from subscription fees on our AreYouInterested.com Facebook application and our AreYouInterested.com Internet website.  WhoIsNear.com does not generate revenue at this point in time as we have prioritized increasing our share of the location-based services market and in building a best-in-class product ahead of any immediate revenue generation.  As of August 5, 2011, we had in excess of 49 million total installations across our AreYouInterested.com and WhoIsNear.com brands.

Our key operating performance highlights for the second quarter of 2011 include more than 10 million new installations of the AreYouInterested.com Facebook application, more than 640,000 new installations of the WhoIsNear.com beta Facebook application and more than 370,000 new downloads of the AreYouInterested.com iPhone mobile dating application.

During the second quarter of 2011, we ended our technological support of our Meet New People and Flirt With Me dating applications on all platforms.  We do not consider the Meet New People and Flirt With Me dating applications to be material to our business, and we do not expect the discontinuation of support for these applications to have a material adverse effect on our business, results of operations or financial condition.

We typically purchase advertising from a wide variety of sources on the Internet, third-party platforms and applications that run on such platforms on a daily basis. Because of the dynamic nature of the social networking industry, and the Internet in general, our ability to buy media exposure changes rapidly, and sellers of advertising space can become unavailable to us for a variety of reasons, including unattractive pricing or diminished advertising capacity. We experienced a decline in active users of our AreYouInterested.com Facebook application during the end of June 2011 and the beginning of July 2011. We believe the decline in active users is not reflective of a decrease in engagement by existing users but rather resulted from what we believe was a temporary decrease in the available media inventory that we have historically used to acquire new users. Nevertheless, our revenues for July 2011 were on par with our revenues for June 2011, with June 2011 being our highest recorded revenue month as of the end of the second quarter of 2011. We have seen available inventory as well as active user totals begin to increase again recently and are continuing to pursue new channels for user acquisition campaigns. While our overall advertising and marketing expenses decreased in June 2011 and July 2011 relative to recent prior months, we used this opportunity to redirect certain of those marketing resources toward acquiring users on other platforms including mobile. We also began dedicating additional resources toward improving the user experience on AreYouInterested.com including initiatives targeted at achieving more re-engagement from existing users and a further integration between its web and mobile experiences. We intend to increase user acquisition campaigns as additional inventory becomes available through existing sources or as we continue to identify and pursue new avenues for user acquisition campaigns.

Expanding our presence on mobile platforms is a core objective for us moving forward. Although revenue opportunities on our mobile products are not currently significant, we are investing heavily in our mobile products on the engineering and user acquisition fronts while mobile platforms are still in the early stages of development and user acquisition costs are inexpensive. We believe that mobile dating applications and location-based services applications will offer significant opportunities in the future and have increased the resources allocated to these products with the goal of positioning us as a leading provider of these products. We expect revenue opportunities to continue to emerge in the future, however, we do not expect significant revenue opportunities from our mobile products in the near-term. A primary component of our mobile initiatives is to continue creating a seamless experience for users on our products across multiple platforms.  We believe that this forward-thinking approach will better position us to be a leading provider of these mobile products in the future as more and more web browsing and web activity shifts to smart phones and other mobile devices.

Our key financial highlights for the second quarter of 2011 include:

•	Revenue increased 288% to $4,826,783 for the second quarter of 2011 compared to $1,243,082 for the second quarter of 2010; and

•	Deferred revenue at June 30, 2011 increased 46% to $2,823,714 compared to $1,937,915 at December 31, 2010.

Key Performance Indicators

Management believes that the following financial and operating measurements are key indicators of the strength of our business:

•	Subscription sales and revenue;

•	Subscriber retention rate; and

•	Website and application traffic.

How We Generate Revenue

In the fourth quarter of 2009, we implemented a subscription-based revenue model into our AreYouInterested.com Facebook application as well as AreYouInterested.com in order to generate additional revenue.  We had previously generated the majority of our revenue through advertisements placed on our products.  Since the beginning of 2010, subscription fees and premium sales have been our primary sources of revenue.  For 2011, subscription fees have been the overwhelming majority of our revenue.  Our subscription-based offering on the AreYouInterested.com brand provides users with unlimited messaging, unlimited access to communicate with their matches, the ability to see who viewed their profile, the ability to send an unlimited number of premium virtual gifts, and access to several other premium features.  Our WhoIsNear.com brand does not generate revenue at this point in time as we have prioritized increasing our share of the location-based services market and in building a best-in-class product ahead of any immediate revenue generation.

Currently, most of our revenue comes from subscriptions on the AreYouInterested.com Facebook dating application. However, despite the growth in subscription revenue over the last several quarters, we remain very focused on our mobile products and plan to continue investing heavily in development of our mobile products and user acquisition on mobile platforms. While growing the subscription base of AreYouInterested.com on the web remains an objective, our priority for AreYouInterested.com and WhoIsNear.com will continue to be focused on developing these mobile products. Although revenue opportunities on our mobile products are not currently as prevalent as they are on our web-based products, we are pursuing this course of action because we have a long-term view for our product roadmap and believe this will better position our products for long-term success.

We recognize revenue from monthly premium subscription fees in the month in which the services are provided. Revenues are presented net of refunds, credits and known and estimated credit card chargebacks.  Our subscriptions are currently offered in durations of one-, three- and six-month terms.  Longer-term plans (those with durations longer than one month) are generally available at discounted monthly rates.  All subscription fees, however, are collected at the time of purchase regardless of the length of the subscription term.  Revenues from longer-term plans are recognized pro-rata over the subscription term.  Pursuant to our terms of service, most subscriptions automatically renew for periods of the same length as the original subscription term until subscribers terminate them.

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

We currently offer several different payment method options and maintain relationships with multiple payment processors in order to: (i) diversify our risk and reliance on a single payment processor, (ii) ensure competitive rates and (iii) offer our users as many payment options as possible.  We intend to continue testing and implementing additional payment methods as opportunities arise and resources permit.

Our Business Objectives

During 2011, our business objectives include:

•	Upgrading and developing our AreYouInterested.com and WhoIsNear.com products with new features, enhancements and optimizations;

•
Continuing to integrate and expand the overall product offering between the AreYouInterested.com Facebook application, AreYouInterested.com website and AreYouInterested.com iPhone application for an enhanced user experience across all platforms;

•	Increasing the amount of resources devoted to mobile initiatives and increasing usage and engagement on our mobile products;

•	Refining our marketing and statistical tracking tools on the AreYouInterested.com brand;

•	Determining whether to build new applications on social networking platforms and whether to develop and explore new mobile platforms and products; and

•	Identifying and exploring new opportunities that emerge in our rapidly evolving industry.

Results of Operations — Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues

Revenue increased to $4,826,783 for the quarter ended June 30, 2011 from $1,243,082 for the quarter ended June 30, 2010, an increase of $3,583,701, or 288%.  We experienced an increase in revenue versus the same period of the previous year as a result of an increase in the amount of subscriptions sold in the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010. Our revenue generated from subscription/point sales and advertising was $4,824,358 and $2,425, respectively, for the quarter ended June 30, 2011, compared to $1,209,923 and $33,159, for the quarter ended June 30, 2010. Our revenue is primarily generated from subscription sales on the AreYouInterested.com Facebook application.

As we continued optimizing our subscription model in the second quarter of 2011 and refined our marketing approach in order to buy traffic more effectively, we experienced a quarterly increase in subscription sales for the second quarter of 2011.

Costs and Expenses

Costs and expenses increased to $5,466,004 for the quarter ended June 30, 2011 from $1,314,994 for the quarter ended June 30, 2010, representing an increase of $4,151,010, or 316%.  The increase in operating expenses is primarily attributable to a significant increase in advertising and marketing expenditures for user acquisition campaigns.  Other operating expenses that increased include general and administrative expense, programming, hosting and technology expense, professional fees and compensation expense.

Advertising and marketing expense increased to $3,836,652 for the quarter ended June 30, 2011 from $512,772 for the quarter ended June 30, 2010, representing an increase of $3,323,880, or 648%. The increase in advertising and marketing expenses were due to an increase in user acquisition campaigns. We anticipate experiencing further increases in marketing expenses throughout the remainder of 2011. As discussed above, our marketing expenses decreased toward the end of the quarter ended June 30, 2011 and into July 2011 due to a decrease in available advertising inventory.  We intend to increase user acquisition campaigns as additional advertising inventory becomes available or as we identify and pursue new avenues for user acquisition campaigns.

General and administrative expense increased to $635,402 for the quarter ended June 30, 2011 from $220,893 for the quarter ended June 30, 2010, representing an increase of $414,509, or 188%.  The increase in general and administrative expense is primarily attributable to increases in transaction fees related to accepting subscription payments, including credit card processing fees and foreign currency transaction fees. General and administrative expense also increased due to increased insurance expense, recruiting expense and increased costs associated with the overall expansion of our business.

Programming, hosting and technology expense increased to $606,307 for the quarter ended June 30, 2011 from $383,662 for the quarter ended June 30, 2010, an increase of $222,645, or 58%.  The increase in programming, hosting and technology expense is primarily attributable to increased salary expenses due to expansion of our staff as well as increased expenses related to the optimization of our email deliverability.

Professional fees increased to $166,840 for the quarter ended June 30, 2011 from $28,735 for the quarter ended June 30, 2010, representing an increase of $138,105, or 481%.  The increase in professional fees was due to increased legal fees, particularly in the areas of intellectual property, trademarks, consumer privacy and regulatory compliance; as well as accounting fees as a result of the overall expansion of our business.

Compensation expense increased to $220,803 for the quarter ended June 30, 2011 from $168,932 for the quarter ended June 30, 2010, representing an increase of $51,871 or 31%.  The increase in compensation expense was due to primarily an increase in staffing.

Net Loss

As a result of the foregoing, net loss increased to $632,868 for the quarter ended June 30, 2011 from a net loss of $68,861 for the quarter ended June 30, 2010, an increase in net loss of $564,007, or 819%.

Results of Operations — Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues

Revenue increased to $8,563,682 for the six months ended June 30, 2011 from $2,170,518 for the six months ended June 30, 2010, an increase of $6,393,164, or 295%.  We experienced an increase in revenue versus the same period of the previous year as a result of an increase in the amount of subscriptions sold in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Our revenue generated from subscription/point sales and advertising was $8,547,919 and $15,763, respectively, for the six months ended June 30, 2011, compared to $1,960,289 and $210,229, for the six months ended June 30, 2010. Our revenue is primarily generated from subscription sales on the AreYouInterested.com Facebook application.

As we continued optimizing our subscription model in the first half of 2011 and refined our marketing approach in order to buy traffic more effectively, we experienced a quarterly increase in subscription sales for the second quarter of 2011.

Costs and Expenses

Costs and expenses increased to $10,134,107 for the six months ended June 30, 2011 from $3,058,456 for the six months ended June 30, 2010, representing an increase of $7,075,651, or 231%.  The increase in operating expenses is primarily attributable to a significant increase in advertising and marketing expenditures for user acquisition campaigns.  Other operating expenses that increased include general and administrative expense, programming, hosting and technology expense, professional fees and compensation expense.

Advertising and marketing expense increased to $7,208,610 for the six months ended June 30, 2011 from $1,342,188 for the six months ended June 30, 2010, representing an increase of $5,866,422, or 437%. The increase in advertising and marketing expenses was due to an increase in user acquisition campaigns. We anticipate experiencing further increases in marketing expenses throughout the remainder of 2011. As discussed above, our marketing expenses decreased toward the end of the six months ended June 30, 2011 and into July 2011 due to a decrease in available advertising inventory.  We intend to increase user acquisition campaigns as additional advertising inventory becomes available or as we identify and pursue new avenues for user acquisition campaigns.

General and administrative expense increased to $1,156,108 for the six months ended June 30, 2011 from $553,104 for the six months ended June 30, 2010, representing an increase of $603,004, or 109%.  The increase in general and administrative expense is primarily attributable to increases in transaction fees related to accepting subscription payments, including credit card processing fees and foreign currency transaction fees. General and administrative expense also increased due to increased insurance expense, recruiting expense and increased costs associated with the overall expansion of our business.

Programming, hosting and technology expense increased to $1,060,946 for the six months ended June 30, 2011 from $758,877 for the six months ended June 30, 2010, an increase of $302,069, or 40%.  The increase in programming, hosting and technology expense is primarily attributable to increased salary expenses due to expansion of our staff as well as increased expenses related to the optimization of our email deliverability.

Professional fees increased to $288,416 for the six months ended June 30, 2011 from $77,828 for the six months ended June 30, 2010, representing an increase of $210,588, or 271%.  The increase in professional fees was due to increased legal fees, particularly in the areas of intellectual property, trademarks, consumer privacy and regulatory compliance; as well as accounting fees as a result of the overall expansion of our business.

Compensation expense increased to $420,027 for the six months ended June 30, 2011 from $326,459 for the six months ended June 30, 2010, representing an increase of $93,568 or 29%.  The increase in compensation expense was due to primarily an increase in staffing.

Net Loss

As a result of the foregoing, net loss increased to $1,553,608 for the six months ended June 30, 2011 from a net loss of $872,311 for the six months ended June 30, 2010, an increase in net loss of $681,297, or 78%.

Liquidity and Capital Resources

We are currently financing our operations through cash generated by our financing in the first quarter of 2011, subscription fees received from our applications and online dating website, fees for premium features of our applications and revenues derived from advertisements purchased on our various applications.

As of June 30, 2011, we had $9,836,469 in cash and cash equivalents and investments compared to $3,018,876 as of December 31, 2010. Historically, our working capital has been generated through operations. If we continue to grow and expand our operations, our need for working capital will increase. For the near-term, we do not anticipate being profitable because we intend to increase our acquisition costs related to marketing and advertising and through hiring additional employees. We expect to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We believe that our cash provided from operations, cash on hand and investments will provide sufficient capital to fund our operations for the next twelve months.

A significant portion of our expenses is related to user acquisition costs. Our marketing and advertising expenses are primarily spent on channels where we can estimate the return on investment without long-term commitments. Accordingly, we can adjust our marketing and advertising expenditures quickly based on the expected return on investment, which provides flexibility and enables us to control our expenses. We expect to continue using capital to hire additional employees and for user acquisition campaigns across all products. Our net cash used in operating activities for the second quarter of 2011 was $438,966.

Cash Flows

Net cash used in operating activities increased $663,846 to $1,144,087 for the six months ended June 30, 2011 from $480,241 for the six months ended June 30, 2010 due mainly to increases in prepaid expense and credit card holdback receivable, partially offset by an increase in deferred revenue and decreases in accounts payable and accrued expenses. Net cash provided by financing activities increased to $8,003,825 for the six months ended June 30, 2011 due to proceeds from the issuance of common stock and warrants in the first quarter of 2011.  Cash used in investing activities increased $6,799,775 to $6,806,227 for the six months ended June 30, 2011 from $6,452 for the six months ended June 30, 2010 due to investments in marketable securities, certificates of deposit and the purchase of fixed assets.

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

In connection with the Offering, we granted the Investors registration rights pursuant to a registration rights agreement dated as of the Closing Date (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we filed a registration statement on February 11, 2011, as amended by an amended registration statement filed on April 6, 2011, registering (i) all of the Purchased Shares; (ii) the Warrant Shares issuable upon exercise of the Warrants and (iii) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing.

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

We recognize revenue on arrangements in accordance with Accounting Standards Codification (“ASC”) No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.  We have revenue streams consisting of subscriptions, sales of points and advertisements.  We recognize revenue from monthly premium subscription fees in the month in which the services are used.  Revenues are presented net of refunds, credits and known credit card chargebacks. Subscriptions are currently offered in durations of varying length from one month to six months – generally in one-month, three-month and six-month terms.  Revenues from multi-month subscriptions are recognized over the length of the subscription term rather than when the subscription is purchased.  Because a significant amount of our subscription sales occurred from subscriptions with a term of three-months or six-months, we apportion that revenue over the duration of the subscription term even though it is collected in full at the time of purchase.  The difference between the gross cash receipts collected and the recognized revenue from those sales during that reporting period will appear as deferred revenue.  We also recognize revenue from the direct sale of “points” over two months. Points can be used in exchange for premium features on products.  We recognize advertising revenue as earned on a click-through, impression, and registration or subscription basis.  When a user clicks an advertisement (“CPC basis”), views an advertisement impression (“CPM basis”), registers for an external website via an advertisement clicked on through our applications (“CPA basis”), or clicks on an offer to subscribe to premium features on our applications, the contract amount is recognized as revenue.

Critical Accounting Policies

We account for income taxes under the Financial Accounting Standards Board (“FASB”) ASC No. 740, Income Taxes (“ASC 740”).  Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

In April, 2011, the FASB issued ASU No. 2011-02 to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required and is continuing to evaluate the impact of adoption of this ASU.

In April, 2011, the FASB issued ASU No. 2011-03 to remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of ASC 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recent nature of this pronouncement, the Company is evaluating when it will adopt ASU 2011-05, but it will adopt the ASU retrospectively by the due date.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.       Controls and Procedures.

Evaluation of Disclosures Controls and Procedures

Our management, including our Chief Executive, Financial and Accounting Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2011, the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on the evaluation as of the end of the period covered by this report, our Chief Executive, Financial and Accounting Officer concluded our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our  reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive, Financial and Accounting Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.  The material weaknesses in our internal control over financial reporting include: (i) management’s failure to issue stock certificates in a timely manner to certain employees, upon their meeting of all requirements to earn such shares, and (ii) our lack of an audit committee.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings.

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A.    Risk Factors.

There were no material changes to the Risk Factors disclosed in “Item 1A.  Risk Factors” of our Annual Report, except for the following risk factors. For more information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our Annual Report.

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

The various social networking platforms on which we build applications enjoy the sole ability and discretion to take action against applications on their platform, including restricting access to platform functionality or even removing us entirely from their platforms.  In addition, these third-party platforms constantly evolve, which often includes changes to policies, features and how users interact with applications, some of which may adversely affect our user engagement. These third-party platforms have broad discretion to determine whether our applications are consistent with their policies and can remove our applications for violations of their policies. These third-party platforms could also enact policies that would force us to use their method of payment or restrict the methods of collecting payments through their platform. If any of these actions are taken against our applications or if detrimental changes to policies and how users interact with our applications occur, it could impede our ability to grow or generate revenue and would likely adversely affect our revenues and financial results.

Security breaches, computer viruses and computer hacking attacks could harm our business and results of operations.

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and operating results. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our subscribers may harm our reputation and our ability to retain existing subscribers and attract new subscribers.

Programming errors or flaws in our products could harm our reputation or decrease market acceptance of our products, which would harm our operating results.

Our applications and websites may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch, particularly as we launch new applications or websites and rapidly release new features to existing products under tight time constraints. We believe that if our users have a negative experience with our applications or websites, they may be less inclined to continue or resume using our products or recommend our products to other potential users.  In addition, programming errors or defects may allow users access to premium features even if they do not pay for such content.  Undetected programming errors, defects and data corruption can disrupt our operations, adversely affect the experience of our users, harm our reputation, cause our users to stop using our applications or websites, divert our resources and delay market acceptance of our products, any of which could result in legal liability to us or harm our operating results.

Our business depends in large part upon the availability of advertising space through a variety of media.

We depend upon the availability of advertising space through a variety of media, including third party applications on platforms such as Facebook, to recruit new subscribers, generate activity from existing subscribers and direct traffic to our products.  The availability of advertising space varies.  A shortage of advertising space in any particular media, or the elimination of a particular medium on which we advertise, could limit our ability to generate new subscribers, generate activity from existing subscribers or direct traffic to our products, any of which could materially and adversely affect our business and results of operations.

If we fail to effectively manage our growth, our business and operating results could be harmed.

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of August 1, 2011, approximately 50% of our employees had been with us for less than one year and approximately 75% for less than two years. As we continue to grow, we must expend significant resources to identify, hire, integrate, develop and motivate a large number of qualified employees. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our ability to continue launching new applications and enhance existing applications could suffer.

Our growth prospects will suffer if we are unable to develop and support successful applications for mobile platforms.

We have limited experience developing and supporting applications for mobile platforms.  We expect to devote substantial resources to the development and support of our mobile applications, and our limited experience makes it difficult to know whether we will succeed in developing and supporting such applications.  The uncertainties we face include:

•	our experience in developing and supporting applications for use primarily on Facebook may not be relevant for developing and supporting applications for mobile platforms;

•	we have limited experience working with wireless carriers, mobile platform providers and other partners whose cooperation we may need in order to be successful;

•	we may encounter difficulty in integrating features on applications developed for mobile platforms that a sufficient number of subscribers will pay for; and

•	we may need to allow for a variety of payment methods and systems based on mobile platforms, geographies and other factors.

These and other uncertainties make it difficult to know whether we will succeed in developing and supporting commercially viable applications for mobile platforms. If we do not succeed in doing so, our prospects for growth will suffer.

A significant majority of our application traffic is hosted by a single vendor and any failure or significant interruption in our network could impact our operations and harm our business.

Our technology infrastructure is critical to the performance of our applications and to our subscribers’ satisfaction. Significant elements of this system are operated by third parties that we do not control and which would require significant time to replace. We expect this dependence on third parties to continue. In particular, a significant majority of our application traffic is hosted by a single vendor. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. If a particular application is unavailable when subscribers attempt to access it or interaction through an application is slower than they expect, subscribers may stop using the application and may be less likely to return to the application as often, if at all. A failure or significant interruption in the availability of our applications would harm our reputation and operations. We expect to continue to make investments to our technology infrastructure to maintain and improve all aspects of our subscribers’ experience and application performance. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer. We do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance.

Our quarterly operating results are volatile and difficult to predict, and our stock price may decline if we fail to meet the expectations of securities analysts or investors.

Our revenue, traffic and operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance because of a variety of factors, some of which are outside of our control. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

•	the amount of advertising and marketing that is available and spent on user acquisition campaigns;

•	the timing of the launch and the popularity of new applications and enhancements to existing applications by us or our competitors;

•	changes to the social networks or mobile platforms on which we operate;

•	disruptions in the availability of our applications or of social networking or mobile platforms;

•	actual or perceived violations of privacy obligations and compromises of our subscribers data;

•	the entrance of new competitors in our market whether by established companies or the entrance of new companies; and

•	the cost of attracting and retaining application developers and other software engineers.

Given our short operating history and the rapidly evolving social networking industry, our historical operating results may not be useful in predicting our future operating results. In addition, metrics available from third parties regarding our industry and the performance of our applications may not be indicative of our financial performance.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Removed and Reserved.

Item 5.       Other Information.

None.

Item 6.       Exhibits.

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2011	SNAP INTERACTIVE, INC.

	By:	/s/ Clifford Lerner
	Name:	Clifford Lerner
	Title:	President, Chief Executive Officer, Chief Financial and Accounting Officer (Duly authorized officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

3.1
Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed on February 11, 2011 by the Company with the SEC).

3.2
Amendment to Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of the Company filed on February 11, 2011 by the Company with the SEC).

3.3	By-Laws of the Company (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of the Company filed on February 11, 2011 by the Company with the SEC).
10.1
Snap Interactive, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of the Company filed on May 24, 2011 by the Company with the SEC).

10.2
Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of the Company filed on May 24, 2011 by the Company with the SEC).

10.3
Form of Restricted Stock Award Agreement under the 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 of the Company filed on May 24, 2011 by the Company with the SEC).

10.4
Form of Nonqualified Stock Option Agreement under the 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 of the Company filed on May 24, 2011 by the Company with the SEC).

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101†
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

* Filed herewith.
† Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.