Form 10-Q
period 2011-09-30
Snap Interactive, Inc
filed 2011-11-14
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number  000-52176

SNAP INTERACTIVE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3191847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

462 7th Avenue, 4th Floor, New York, NY 10018
(Address of principal executive offices) (Zip Code)

(212) 594-5050
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of November 14, 2011, the registrant had 37,721,469 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2011	December 31, 2010
	(Unaudited)
Current Assets
Cash and cash equivalents	$2,692,668	$3,018,876
Credit card holdback receivable	445,405	239,452
Investments, net	5,984,231	-
Accounts receivable, net	466,806	185,585
Accrued interest receivable	5,907	-
Prepaid expenses	93,993	74,260
Total Current Assets	9,689,010	3,518,173

Furniture, fixtures, equipment and intangible assets, net	432,667	89,506

Other Assets
Investments, net	1,000,912	-
Note receivable	41,843	-
Security deposits	19,520	18,185
Total Other Assets	1,062,275	18,185

Total Assets	$11,183,952	$3,625,864

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,016,488	$497,303
Accrued expenses	551,113	456,348
Deferred revenue	2,825,844	1,937,915
Convertible notes payable - related party	45,486	45,486
Accrued interest - related party	26,134	24,115
Total Current Liabilities	4,465,065	2,961,167

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
37,718,256 and 33,210,756 shares issued and outstanding, respectively	37,718	33,211
Additional paid-in capital	10,837,642	2,730,659
Accumulated deficit	(4,156,473)	(2,091,570)
Less: deferred compensation	-	(7,603)
Total Stockholders' Equity	6,718,887	664,697

Total Liabilities and Stockholders' Equity	$11,183,952	$3,625,864

See accompanying notes to condensed consolidated financial statements.

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenue	$5,091,026	$1,706,691	$13,654,714	$3,877,209

Costs and expenses
Programming, hosting and technology expense	784,457	359,501	1,845,403	1,118,378
Compensation expense	568,816	159,876	988,843	486,335
Professional fees	110,863	37,009	399,280	114,837
Advertising and marketing expense	3,389,934	759,363	10,598,544	2,101,551
General and administrative	755,409	303,970	1,911,527	857,074
Total Costs and Expenses	5,609,479	1,619,719	15,743,597	4,678,175

(Loss) Income from Operations	(518,453)	86,972	(2,088,883)	(800,966)

Other Income (Expense)
Interest expense	(673)	(640)	(2,079)	(2,721)
Other income	-	(721)	3,909	12,890
Interest income	7,836	1,678	22,150	5,775
Total Other Income (Expense)	7,163	317	23,980	15,944

(Loss) Income Before Provision For Income Taxes	(511,290)	87,289	(2,064,903)	(785,022)

Provision for Income Taxes	-	-	-	-

Net (Loss) Income	$(511,290)	$87,289	$(2,064,903)	$(785,022)

Net (Loss) Income Per Share - Basic	(0.01)	0.00	(0.06)	(0.02)

Net (Loss) Income Per Share - Diluted	(0.01)	0.00	(0.06)	(0.02)

Weighted average number of shares outstanding
during the period - Basic	37,718,256	33,161,718	37,484,089	33,046,772

Weighted average number of shares outstanding
during the period - Diluted	37,718,256	33,161,718	37,484,089	33,046,772

See accompanying notes to condensed consolidated financial statements.

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2011
(Unaudited)

	Preferred Stock		Common Stock
	$0.001 Par Value		$0.001 Par Value		Additional			Total
					paid-in	Accumulated	Deferred	Stockholders'
		Amount	Shares	Amount	capital	Deficit	Compensation	Equity

Balance, December 31, 2009	-	-	32,628,969	32,629	2,568,652	(924,500)	(1,311)	1,675,470

Deferred compensation realized	-	-	-	-	-	-	1,311	1,311

Stock options granted for services	-	-	-	-	49,293	-	-	49,293

Stock based compensation	-	-			25,243	-	-	25,243

Shares issued for services to third parties	-	-	300,000	300	74,700	-	(7,603)	67,397

Shares issued for services to employees	-	-	281,787	282	12,771	-	-	13,053

Net loss for the year ended December 31, 2010	-	-	-	-	-	(1,167,070)	-	(1,167,070)

Balance, December 31, 2010	-	-	33,210,756	33,211	2,730,659	(2,091,570)	(7,603)	664,697

Deferred compensation realized	-	-	-	-	-	-	7,603	7,603

Stock options granted for services	-	-	-	-	22,504	-	-	22,504

Stock based compensation	-	-	-	-	64,361	-	-	64,361

Shares issued for services to employees	-	-	210,000	210	(210)	-	-	-

Shares issued for services to third party	-	-	10,000	10	20,790	-	-	20,800

Shares and warrants issued for cash ($2.00/sh, less stock offering costs)	-	-	4,250,000	4,250	7,911,450	-	-	7,915,700

Shares issued in exchange for warrants ($2.50/sh, less stock offering costs)	-	-	37,500	38	88,088	-	-	88,125

Net loss for the nine months ended September 30, 2011	-	-	-	-	-	(2,064,903)	-	(2,064,903)

Balance, September 30, 2011	-	$-	37,718,256	$37,718	$10,837,642	$(4,156,473)	$-	$6,718,887

See accompanying notes to condensed consolidated financial statements.

Snap Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net Loss	$(2,064,903)	$(785,022)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	22,977	13,748
Amortization of investment premium	4,795	-
Stock-based compensation	115,268	134,597
Loss on disposal of assets	453	-
(Increase) Decrease in:
Credit card holdback receivable	(205,953)	(136,631)
Accounts receivable, net	(281,221)	166,312
Accrued interest paid	(5,907)	-
Prepaid expense	(19,732)	138,318
Security deposit	(1,335)	15,250
Increase (Decrease) in:
Accounts payable and accrued expenses	613,949	(356,550)
Deferred revenue	887,929	1,047,637
Accrued interest payable - related party	2,019	2,019
Net Cash (Used in) Provided by Operating Activities	(931,661)	239,678

Cash Flows From Investing Activities:
Purchase of fixed assets and domain name	(366,591)	(14,180)
Notes receivable	(41,843)	-
Investments	(6,989,938)	-
Net Cash Used In Investing Activities	(7,398,372)	(14,180)

Cash Flows From Financing Activities:
Proceeds from issuance of stock, net of stock offering costs	8,003,825	-
Net Cash Provided By Financing Activities	8,003,825	-

Net (Decrease) Increase in Cash and Cash Equivalents	(326,208)	225,498

Cash and Cash Equivalents at Beginning of Period	3,018,876	1,895,449

Cash and Cash Equivalents at End of Period	$2,692,668	$2,120,947

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$4,500	$-

See accompanying notes to condensed consolidated financial statements.

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made that are necessary for a fair financial statement presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Principles of Consolidation

The accompanying 2011 and 2010 consolidated financial statements include the accounts of Snap Interactive, Inc. and its wholly owned subsidiaries, eTwine, Inc. and Snap Mobile Limited (collectively, the “Company”).  All intercompany accounts have been eliminated upon consolidation.

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

(F) Furniture, Fixtures and Equipment

The Company values furniture, fixtures and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company depreciates software and website costs over a three-year useful life, computer equipment over a five-year useful life, furniture over a seven–year useful life and fixtures, including leasehold improvements, over the term of the lease.

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

There were no impairment losses recorded during the three and nine months ended September 30, 2011 and 2010.

(G) Intangible Assets

In accordance with ASC No. 350, Intangibles, Goodwill and Other, the Company requires that intangible assets with a finite life be amortized over their life and requires that goodwill and intangible assets be reviewed for impairment annually or more frequently if impairment indicators arise.

(H) Stock-Based Compensation

In December 2004, the FASB issued ASC No. 718, Compensation – Stock Compensation (“ASC 718”).  Under ASC 718, companies are required to measure the compensation costs of stock-based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Stock-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans.  As such, compensation cost is measured on the date of grant at their fair value. Compensation amounts concerning stock options, if any, are amortized over the respective vesting periods of the grant.

Equity instruments (“instruments”) issued to persons other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718.  ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments.  In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete and (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505.

(I) Business Segments

The Company operates in one segment, and therefore segment information is not presented.

(J) Income (Loss) Per Share

Basic income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by ASC No. 260, Earnings Per Share.  Diluted net income (loss) per share includes the dilutive effects of stock options, warrants and stock equivalents.  To the extent stock options, stock equivalents and warrants are antidilutive, they are excluded from the calculation of diluted income per share.  For the nine months ended September 30, 2011, 8,162,500 shares issuable upon the exercise of stock options and warrants and 525,555 shares issuable upon the conversion of convertible debt were not included in the computation of diluted loss per share because their inclusion would be antidilutive.  For the nine months ended September 30, 2010, 6,645,000 shares issuable upon the exercise of stock options and warrants were not included in the computation of income and warrants per share because their inclusion would be antidilutive.

The following table sets forth the computation of basic earnings (loss) per share:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net (loss) income for the period	$(511,290)	$87,289	$(2,064,903)	$(785,022)

Weighted average number of shares outstanding	37,718,256	33,161,718	37,484,089	33,046,772

Basic (loss) earnings per share	$(0.01)	$0.00	$(0.06)	$(0.02)

The following table sets for the computation of diluted earnings (loss) per share:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net (loss) income for the period	$(511,290)	$87,289	$(2,064,903)	$(785,022)
Add: Adjustment for interest on convertible notes	-	-	-	-

Adjusted net (loss) income	$(511,290)	$87,289	$(2,064,903)	$(785,022)

Weighted average number of shares outstanding	37,718,256	33,161,718	37,484,089	33,046,772
Add: Weighted average shares assumed to be issued upon conversion of convertible notes as of the date of issuance	-	-	-	-
Warrants and options as of beginning of period	-	-	-	-
Weighted average number of common and common equivalent shares	37,718,256	33,161,718	37,484,089	33,046,772

Diluted (loss) earnings per share	$(0.01)	$0.00	$(0.06)	$(0.02)

(K) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts receivable, credit card holdback receivable, prepaid expenses, accounts payable, accrued expenses, deferred revenue, accrued interest - related party and convertible notes payable - related party is the approximate fair value based on the short-term maturity of these instruments.

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

(M) Concentration of Credit Risk

At September 30, 2011, accounts receivable of $466,806 consisted of two main types of receivables; receivables from payment processors and receivables from advertising networks.

At September 30, 2011, $311,012 was receivable from payment processors constituting numerous customer charges that occurred prior to the close of the period but that were not yet remitted by the payment processor to the Company. The settlement of credit card sales typically occurs several days after the date of the charge. The Company generally receives payments from mobile payment processors each month. At September 30, 2011, 24% of accounts receivable was due from one credit card payment processor, 16% was due from a mobile payment processor, 14% was due from a second credit card payment processor and 12% was due from a second mobile payment processor.

At September 30, 2011, $155,794 was receivable primarily from one advertising network.

At times the Company has cash in bank accounts in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company had approximately $2,052,823 and $2,052,693 in excess of FDIC insurance limits as of September 30, 2011 and September 30, 2010, respectively. The Company also had a credit card holdback receivable of $445,405 as of September 30, 2011, which was held by payment processors and $269,015 of which was not FDIC insured.

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

The Company recognizes advertising revenue as earned on a click-through, impression, and registration or subscription basis.  When a user clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), registers for an external website via an advertisement clicked on through the Company’s applications (CPA basis), or clicks on an offer to subscribe to premium features on the Company’s applications, the contract amount is recognized as revenue.

The Company’s payment processors have established routine reserve accounts to secure the performance of the Company’s obligations under its service agreements, which is standard practice within the payment processing industry.  These reserve accounts withhold a small percentage of the Company’s sales in a segregated account in the form of a six-month rolling reserve.  The funds that are withheld each month are returned to the Company on a monthly basis after six months of being held in the reserve account and any remaining funds will be returned to the Company 90 to 180 days following termination of such agreements.  These funds are classified as credit card holdback receivable and totaled $445,405 and $239,452 as at September 30, 2011 and December 31, 2010, respectively.

For the nine months ended September 30, 2011 and 2010, the Company had the following revenues:

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010

Advertising revenue	$153,234	$232,498
Subscription/points revenue	13,501,480	3,644,711
Total revenue	$13,654,714	$3,877,209

We reserve for potential credit card chargebacks based on our historical experience and knowledge of the industry.  As of September 30, 2011, the Company recorded $52,644 for potential future chargebacks and the amount is included in accrued expenses on the balance sheet.

(O) Programming, Hosting and Technology Expense

Programming, hosting and technology expense includes the expenses associated with the operation of data centers, including labor, consulting, hosting, server, web design and programming expenses.

(P) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(Q) Advertising and Marketing

Advertising and marketing costs are expensed as incurred.  Advertising and marketing expense was $10,598,544 and $2,101,551 for the nine months ended September 30, 2011 and 2010, respectively.

(R) Recent Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standard Update (“ASU”) No. 2009-13 (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-13 significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The adoption of ASU 2009-13 on January 1, 2011 did not have a material effect on the Company’s financial statements upon its required adoption.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for the Company with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU No. 2010-13 (“ASU 2010-13”), which amends ASC 718 – Compensation – Stock Compensation (“ASC 718”) to clarify that a stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. ASU 2010-13 is effective for fiscal years beginning on or after December 15, 2010, and its adoption did not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of ASC 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”).  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted.  The amendments do not require any transition disclosures. Due to the recent nature of this pronouncement, the Company is evaluating when it will adopt of ASU 2011-05, but it will adopt the ASU retrospectively by the due date.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s results of operations or financial position.

(S) Investments

ASC 320, “Accounting for Certain Investments in Debt and Equity Securities” (“ASC 320”), as amended and interpreted, requires that at the time of purchase, designation of a security as held-to-maturity, available-for-sale or trading depending on the ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. Accordingly, all securities held at September 30, 2011 are designated as held-to-maturity and reported at amortized cost.

ASC 320 provides guidance on determining when an investment is other than temporarily impaired. The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company has not recorded any equity investment losses for the three and nine months ended September 30, 2011.

NOTE 2 -	ACCOUNTS RECEIVABLE

At September 30, 2011 and December 31, 2010, the Company had the following accounts receivable:

	As of September 30, 2011 (Unaudited)	As of December 31, 2010
Accounts receivable	$466,806	$185,585
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$466,806	$185,585

Payments for subscriptions and point purchases typically settle several days after the date of purchase.  As of September 30, 2011, the amount of unsettled transactions from payment processors amounted to $311,012.  This amount is included in our accounts receivable.

NOTE 3 –	FURNITURE, FIXTURES, EQUIPMENT AND INTANGIBLE ASSETS

At September 30, 2011 and December 31, 2010, furniture, fixtures, equipment and intangible assets were as follows:

	As of September 30, 2011 (Unaudited)	As of December 31, 2010

Computer equipment	$111,163	$64,437
Furniture	157,200	32,342
Website domain name	24,938	24,938
Software	7,342	2,701
Website costs	40,500	40,500
Leasehold improvements	189,307	-
Less accumulated depreciation and amortization	(97,783)	(75,412)
Total equipment and intangibles, net	$432,667	$89,506

Depreciation and amortization expense for the nine months ended September 30, 2011 and 2010 was $22,976, and $9,150, respectively.

NOTE 4 -	INVESTMENTS IN MARKETABLE SECURITIES AND FAIR VALUE

As of September 30, 2011, the Company invested in marketable securities, which consisted solely of government securities, and which are classified as held-to-maturity and carried at amortized cost. The following table summarizes the amortized cost, fair value and weighted-average yield of securities.

	As of September 30, 2011
	Cost	Fair Value	Yield
U.S. Government Securities
Due within one year	$3,009,231	$3,009,415	0.64%
Due after one year but within five years	500,913	501,035	0.37%
	$3,510,144	$3,510,450

As of September 30, 2011, the Company invested in time deposits.  The following table summarizes the balances outstanding, fair value and weighted average yield for time deposits.

	As of September 30, 2011
	Cost	Fair Value	Yield
Certificates of Deposit
Due within one year	$2,975,000	$2,970,508	0.28%
Due after one year but within five years	500,000	499,240	0.53%
	$3,475,000	$3,469,748

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

Level 3:	Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Quoted Prices in Inactive Markets for Identical Assets	Level 3: Significant Unobservable Inputs	Total at September 30, 2011

Government securities	$3,514,939	$-	$-	$3,514,939
Less: amortization premium paid	(4,795)			(4,795)
Total government securities	$3,510,144	$-	$-	$3,510,144

Certificates of deposit	$3,475,000	$-	$-	$-

NOTE 5 -	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Services

During the nine months ended September 30, 2011, the Company agreed to grant certain existing and new employees an aggregate of 167,304 shares of common stock in the form of restricted stock unit awards. The Company recognized an expense of $44,494 during the nine months ended September 30, 2011 for such awards based on the fair value at the date the Company agreed to make such grants. The awards are being amortized over the vesting life of each award.

On January 14, 2011, the Company issued 10,000 shares to an unrelated third party to provide legal services with a fair value of $20,800.  As of September 30, 2011, $20,800 was recorded as stock offering costs.

During the nine months ended September 30, 2011, an expense of $64,361 was recorded for shares previously granted under various employment agreements for services to be performed through January 1, 2016.  The fair value of the granted shares is being expensed over the life of the agreements.

During the nine months ended September 30, 2011, 210,000 shares of previously granted common stock were fully vested but have not yet been certificated.  The Company has expensed over the life of these agreements a total of $48,150 prior to September 30, 2011 for the value of the services.

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

On February 1, 2010, the Company entered into a one-year consulting agreement with an unrelated third party to provide legal services.  In exchange for the services provided, the Company issued 300,000 shares of the Company’s common stock with a fair value of $75,000.  During the nine months ended September 30, 2011, $75,000 was recorded as legal fees expense and $0 was recorded as deferred compensation.

On January 1, 2010, the Company issued 300,000 shares of the Company's common stock as part of an employment agreement with its Co-Founder.  The shares issued will vest upon the earlier of three years or upon a change in control of the Company.  As of September 30, 2011, the shares had not vested.  (See Note 7(A) and 8)

During the year ended December 31, 2010, $1,311 of deferred compensation was recognized for shares issued in 2009.

(B) Stock Options and Warrants Issued for Services and Cash

The following tables summarize all stock options and warrants granted to employees and consultants for the nine months ended September 30, 2011 and 2010, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2010	6,245,000
Granted	100,000	—
Exercised	—
Forfeited	—
Balance at September 30, 2011	6,345,000
Options Exercisable at September 30, 2011	6,075,000	$0.29
Weighted Average Fair Value of Options Granted During 2011		$—

Of the total options granted, 6,075,000 are fully vested, exercisable and non-forfeitable.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2010	—	—
Granted	2,125,000	$2.50
Exercised	(37,500)
Expired	—
Balance at September 30, 2011	2,087,500
Warrants Exercisable at September 30, 2011	2,087,500	$2.50
Weighted Average Fair Value of Warrants Granted During 2011		$2.50

The following table summarizes information about stock options and warrants for the Company as of September 30, 2011 and 2010:

2011 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price
$0.00 - 0.13	4,650,000	1.22	$0.13	4,575,000	$0.13
$0.17 - 4.00	1,695,000	1.26	$0.91	1,500,000	$0.75

2010 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$0.00 - 0.13	4,650,000	3.24	$0.13	4,500,000	$0.13
$0.17 - 1.00	1,950,000	1.98	$0.66	1,515,000	$0.66

2011 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price
$2.50	2,087,500	4.31	$2.50	2,087,500	$2.50

2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$0.40	750,000	0.01	$0.40	750,000	$0.40

On August 16, 2010, the Company granted an option to purchase 25,000 shares of common stock at an exercise price of $0.35 per share. The option vested after one year of employment.  The Company has valued this option at its fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	5 years
Expected volatility:	282.30%
Risk free interest rate:	0.11%
Expected dividends:	0%

On September 13, 2010, the Company granted an option to purchase 20,000 shares of common stock at an exercise price of $0.22 per share.  10,000 shares of common stock vested after one year of employment and 10,000 shares of common stock will vest after two years of employment. The Company has valued these options at its fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	1-2 years
Expected volatility:	284.86%
Risk free interest rate:	0.17%
Expected dividends:	0%

On December 6, 2010, the Company granted an option to purchase 50,000 shares of common stock at an exercise price of $0.24 per share. 25,000 shares of common stock will vest after one year of employment and 25,000 shares of common stock will vest after two years of employment. The Company has valued this option at its fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	1-2 years
Expected volatility:	283.93%
Risk free interest rate:	1.53%
Expected dividends:	0%

On July 5, 2011, the Company granted an option to purchase 50,000 shares of common stock at an exercise price of $1.06 per share and an option to purchase 50,000 shares of common stock at an exercise price of $4.00 per share. 12,500 shares of common stock underneath each of the options will vest after one year of employment and 12,500 shares of common stock underneath each of the options will vest in equal annual installments thereafter. The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	5 years
Expected volatility:	230.40%
Risk free interest rate:	1.7%
Expected dividends:	0%

(C) Stock Split

On January 12, 2010, the Company’s Board of Directors declared a three-for-one forward stock split (effected as a stock dividend) effective to stockholders of record on January 14, 2010.  Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

(D) Common Stock Issued for Cash

On January 12, 2011, the Company issued 4,250,000 units; each unit consisted of one share of common stock and a warrant to purchase 0.5 shares of common stock (2,125,000 warrants) for a total of $8,500,000. Each warrant is exercisable on or prior to January 19, 2016 and has an exercise price of $2.50 per share. The Company collected $8,500,000, less offering expenses of $584,300.

On April 28, 2011, the Company issued 37,500 shares of common stock, in connection with the exercise of stock warrants, for proceeds of $93,750, less offering expenses of $5,625.

NOTE 6 -	CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On December 29, 2005, $92,648 of stockholder advances from the Company’s Co-Founder were converted into an unsecured convertible note payable, due December 31, 2008 (extended to December 31, 2011) and bearing interest at a rate of 6% per annum. The note can be converted at the rate of $0.08 per share for each $1.00 of debt.  The cash offering price at that time was $0.08 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the Co-Founder exchanged $7,300 of the note payable in full payment of a subscription receivable. On March 27, 2007, the Co-Founder converted additional debt totaling $50,000 in exchange for 600,000 shares of common stock. The fair value of the common stock was $0.08 per share based upon the terms of the convertible principal note entered into on December 29, 2005. Accordingly, no gain or loss is recognized in this transaction.  At September 30, 2011, the Company had a remaining principal balance due of $35,348.

On March 1, 2007, $10,138 of a second stockholder advance from the Company’s Co-Founder was converted into an unsecured convertible note payable, due March 1, 2010 (extended to March 1, 2012) and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.10 per share for each $1.00 of debt.  There was no beneficial conversion recognized on the conversion.  At September 30, 2011, the Company had a remaining principal balance of $10,138.

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

As of September 30, 2011, the Company has entered into employment agreements with employees for various terms through June 30, 2013 requiring a commitment of salaries and bonuses totaling $720,417.  These agreements are subject to various conditions including continued employment with the Company at the time of scheduled payment of bonuses.  The agreements also call for the employees to receive health benefits as well as various stock and option awards.

On December 1, 2007, the Company entered into a one-year employment agreement with its Co-Founder, with the initial term of the employment agreement expiring on December 1, 2008. Pursuant to the employment agreement, the Company issued 300,000 shares of common stock and an option to purchase 3,000,000 shares of common stock. On January 1, 2010, the Company and its Co-Founder revised his employment agreement and agreed to issue 300,000 shares to him in exchange for 3,000,000 options previously issued and expensed on December 1, 2007.  The shares issued will vest upon the earlier of three years or in the event that there is a change in control in the Company due to reorganization, merger, consolidation, or sale of the Company.  In addition, the employment agreement provides him with annual compensation of $160,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its Co-Founder to receive health benefits, monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the employee will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  On October 10, 2008, the Company also issued 750,000 shares of common stock having a fair value of $50,000 on the date of grant.  Beginning February 28, 2009, the employee receives $750 per month as a transportation allowance.  As of September 30, 2011, the employment agreement had not been extended, however the employment relationship has continued under the same terms with an increased annual salary of $190,000, effective February 1, 2011.

In March 2010, the Company executed an amendment to the employment agreement that requires it to indemnify its Co-Founder against any action or suit brought against him as a result of the performance of his job duties.

In accordance with ASC 718, this exchange transaction was treated as a modification of an award and incremental compensation cost was measured as the excess, if any, of the fair value of the 300,000 shares issued over the fair value of the exchanged options immediately before its terms were modified, measured based on the share price and other pertinent factors at that date.

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

On June 30, 2010, the Company entered into a two-year agreement with an unrelated third party to provide certain payment-related services that commenced upon the start date of the agreement.  The start date of the agreement was September 30, 2010.   In the event of early termination by the Company, the Company will pay a termination fee to the vendor based upon a formula determined by the fees generated during the term of the agreement based on the nine months prior to termination of the agreement.

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

On February 1, 2010, the Company entered into a one-year legal agreement with an unrelated third party to provide legal services.  In exchange for services provided, the Company issued 300,000 shares of common stock having a fair value of $75,000 based upon fair value on the date of grant. As of September 30, 2011, $75,000 was recorded as compensation expense and $0 was recorded as deferred compensation. (See Note 5(A))

(C) Operating Lease Agreements

On February 25, 2009, the Company executed a three-year non-cancelable operating lease for its corporate office space. The lease began on April 1, 2009 and expires on March 31, 2012.  Total base rent due during the term of the lease is $313,680.

On May 23, 2011, the Company executed a 46-month non-cancelable operating lease for its new corporate office space.  The lease began on June 1, 2011 and expires on March 30, 2015.  Total base rent due during the term of the lease is $973,595.  The Company can terminate the final five months of the lease with eight months' prior notice and the payment of unamortized costs.

Rent expense for the nine months ended September 30, 2011 and 2010 was $148,556 and $98,859, respectively.

As of September 30, 2011, the Company had two operating leases for its corporate office and planned on maintaining both leases under their respective terms.

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

On December 1, 2007, the Company entered into a one-year employment agreement with its Co-Founder, with the initial term of the employment agreement expiring on December 1, 2008.  Pursuant to the employment agreement, the Company issued 300,000 shares of common stock and an option to purchase 3,000,000 shares of common stock. On January 1, 2010, the Company executed an amendment to the employment agreement and agreed to issue 300,000 shares of common stock to its Co-Founder in exchange for options previously issued and expensed on December 1, 2007.  The shares issued vest upon the earlier of three years or upon a change in control in the Company due to reorganization, merger, consolidation, or sale of the Company.  In addition, the employment agreement provided him with annual compensation of $160,000 per year. As of September 30, 2011, the employment agreement had not been extended, however the employment relationship had continued under the same terms with an annual salary of $190,000, effective February 1, 2011. (See Note 7(A))

In March 2010, the Company executed an amendment to the employment agreement that requires it to indemnify its Co-Founder against any action or suit brought against him as a result of the performance of his job duties.  (See Note 7(A))

 On December 29, 2005, $92,648 of stockholder advances from the Company’s Co-Founder were converted into an unsecured convertible note payable, due December 31, 2008 (extended to December 31, 2011) and bearing interest at a rate of 6% per annum.  The note can be converted at the rate of $0.08 per share for each $1.00 of debt.  The cash offering price at that time was $0.08 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the Co-Founder exchanged $7,300 of the note payable in full payment of a subscription receivable. On March 27, 2007, the Co-Founder converted additional debt totaling $50,000 in exchange for 600,000 shares of common stock. The fair value of the common stock was $0.08 per share based upon the terms of the convertible note entered into on December 29, 2005. Accordingly, no gain or loss is recognized in this transaction.  At September 30, 2011, the Company had a remaining principal balance due of $35,348. (See Note 6)

On March 1, 2007, $10,138 of a second stockholder advance from the Company’s Co-Founder was converted into an unsecured convertible note payable, due March 1, 2010 (extended to March 1, 2012) and bearing interest at a rate of 6% per annum.  All debt can be converted at the rate of $0.10 per share for each $1 of debt.  There was no beneficial conversion recognized on the conversion.  At September 30, 2011, the Company had a remaining principal balance of $10,138. (See Note 6)

On June 1, 2010, the Company entered into a two-year consulting agreement with a related party to provide consulting services.  In exchange for the services provided, the Company pays a consulting fee of $8,000 per month and a transportation allowance of $600 per month. (See Note 7(B))

NOTE 9 -	SUBSEQUENT EVENTS

On October 4, 2011, the Company granted an option to purchase 600,000 shares of common stock at an exercise price of $0.60 per share.  The option vested one-third on the date of grant and will vest one-third on the first and second anniversaries of the date of the grant.  The Company has valued the option at its fair value using the Black-Scholes option pricing method.

On October 4, 2011, the Company granted an option to purchase 150,000 shares of common stock at an exercise price of $0.60 per share. The option vests in one-fourth equal annual installments beginning on the first anniversary of the date of the grant. The Company has valued the option at its fair value using the Black-Scholes option pricing method.

On October 4, 2011, the Company granted an option to purchase 50,000 shares of common stock at an exercise of $3.00 per share. The option vests in one-fourth equal annual installments beginning on the first anniversary of the date of the grant. The Company has valued the option at its fair value using the Black-Scholes option pricing method.

On October 21, 2011, the Company entered into a three-year agreement with an unrelated third party to provide public relations services. At the end of the initial term, the agreement will automatically extend for an additional year.  In exchange for the services provided, the Company pays a fee of $29,000 during the year one, and $28,000 per year during years two and three.

On October 21, 2011, the Company offered to cancel and terminate unvested restricted shares and restricted stock units held by certain employees in exchange for issuing stock options to purchase shares of common stock. Each unvested share or unit that is forfeited and terminated shall be exchanged for a stock option to purchase 1.4 shares of common stock at $0.63 per share.

On October 27, 2011, the Company entered into a two-year employment agreement with its Chief Financial Officer (“CFO”), with the initial term of the employment agreement expiring on October 27, 2013. Pursuant to the employment agreement, the Company issued stock options to purchase an aggregate of 600,000 shares of common stock at an exercise price of $0.65 per share.  In addition, the employment agreement provides him with an annual base salary of $250,000 per year and an annual bonus of $100,000 per year.   In addition, if the CFO is terminated by the Company prior to a change in control or within one year following a change in control, the CFO shall receive the following:

●	If the termination occurs after the first 30 days of employment but before six months of employment, an amount equal to one month base salary.
●	If the termination occurs on or after six months of employment but before 12 months of employment, an amount equal to three months base salary.
●	If the termination occurs on or after 12 months of employment, an amount equal to six months base salary.

The CFO will also receive $300 per month as a transportation allowance and $150 per month as a cellular telephone allowance.

On October 28, 2011, the Company issued 600,000 shares of common stock to its Co-Founder.  The shares that were issued will vest upon the earlier of the ten year anniversary of the date of grant or a change in control.

On November 7, 2011, the Company granted an option to purchase 150,000 shares of common stock at an exercise price of $0.71.  The option vests 50% per year over a two-year period.  The Company has valued the option at its fair value using the Black-Scholes option pricing method.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” or “Snap Interactive” refer to Snap Interactive, Inc. and its subsidiaries on a consolidated basis.

The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2011, and with our consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (our “Annual Report”), and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to certain factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to obtain additional financing to implement our long-term growth strategy;

●	our ability to effectively manage our growth;

●	our ability to anticipate and respond to changing consumer trends and preferences;

●	reliance on our chief executive officer and sole director and our ability to attract and hire key personnel;

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

●	the intense competition in the online dating marketplace;

●	our ability to establish and maintain brand recognition;

●	our ability to develop and support successful applications for mobile platforms;

●	our ability to advertise our products through a variety of advertising media;

●	the possibility that our members and subscribers may be harmed following interaction with other members and subscribers;

●	the risk that we are deemed a dating service provider under applicable law rather than an online personal services provider;

●	our ability to develop and market new technologies to respond to rapid technological changes;

●	our ability to protect our intellectual property;

●	the potential impact of a finding that we have infringed on intellectual property rights of others;

●	our ability to create and maintain secure websites and protect our technology from hackers;

●	the risk of disruption or restriction on our email deliverability;

●	the risk of programming errors or flaws in our products;

●	our dependence on a single vendor to host the majority of our application traffic;

●	increased governmental regulation of the online dating, social networking or Internet industries;

●	reliance upon credit card processors and related merchant account approvals; and

●	other circumstances that could disrupt the functioning of our applications and websites.

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

Overview

We develop, own and operate dating and social networking software applications that can be accessed by users on social networking websites and platforms, such as Facebook, and iPhone users, as well as an online dating website and a location-based social networking application and website. Application brands that we have created and maintain include AreYouInterested.com and WhoIsNear.com.  Our portfolio of applications is designed to appeal to a broad base of Internet and iPhone users.  We transitioned our leading application AreYouInterested.com from an advertising-based revenue model to a subscription-based revenue model in late 2009, and in 2010 and through the third quarter of 2011, we have primarily generated revenue from subscription fees on our AreYouInterested.com Facebook application and our AreYouInterested.com Internet website.  WhoIsNear.com does not generate revenue at this point in time as we have prioritized increasing our share of the location-based services market and in building a best-in-class product ahead of any immediate revenue generation.

During the third quarter of 2011, there were more than 8.5 million new installations of the AreYouInterested.com Facebook application and more than 675,000 new downloads of the AreYouInterested.com iPhone mobile dating application.  Installations and downloads do not necessarily translate into active users or paying subscribers.

We typically purchase advertising from a wide variety of sources on the Internet, third-party platforms and applications that run on such platforms on a daily basis.  We intend to increase user acquisition campaigns as additional inventory becomes available through existing sources or as we continue to identify and pursue new avenues for user acquisition campaigns.

Expanding our presence on mobile platforms is a core objective for us moving forward. Although revenue opportunities on our mobile products are not currently significant, we are investing heavily in engineering and user acquisition on our mobile products while mobile platforms are still in the early stages of development and user acquisition costs are inexpensive. We believe that mobile dating applications and location-based services applications will offer significant opportunities in the future and have increased the resources allocated to these products with the goal of positioning us as a leading provider of these products. We expect revenue opportunities to continue to emerge in the future; however, we do not expect significant revenue opportunities from our mobile products in the near-term. A primary component of our mobile initiatives is to continue creating a seamless experience for users on our products across multiple platforms.  We believe that this forward-thinking approach will better position us to be a leading provider of these mobile products in the future as more and more web browsing and web activity shifts to smart phones and other mobile devices.

Recent Developments

Jon Pedersen began working for us on October 27, 2011 and was appointed to serve as our Chief Financial Officer on November 1, 2011.  Mr. Pedersen joined us from Warner Music Group, where he most recently served as Senior Vice President — Controller. Cliff Lerner, through his role as our Chief Executive Officer, had assumed the duties of our principal financial officer and relinquished these duties to Mr. Pedersen upon his appointment.

Highlights

Our key financial highlights for the third quarter of 2011 include:

●	Revenue increased 198% to $5,091,026 for the third quarter of 2011 compared to $1,706,691 for the third quarter of 2010; and

●	Deferred revenue at September 30, 2011 increased 46% to $2,825,844 compared to $1,937,915 at December 31, 2010.

Our key product highlights for the third quarter of 2011 include:

●	Launching our Android application for AreYouInterested.com;

●	Launching a mobile web version of AreYouInterested.com; and

●	Adding more than 3.3 million new profiles to the AreYouInterested.com brand.

Key Performance Indicators

Management believes that the following financial and operating measurements are key indicators of the strength of our business:

●	Subscription sales and revenue;

●	Subscriber retention rate; and

●	Website and application traffic.

How We Generate Revenue

In the fourth quarter of 2009, we implemented a subscription-based revenue model into our AreYouInterested.com Facebook application as well as AreYouInterested.com in order to generate additional revenue.  We had previously generated the majority of our revenue through advertisements placed on our products.  Since the beginning of 2010, subscription fees and premium sales have been our primary sources of revenue and in 2011, subscription fees have become the overwhelming majority of our revenue.  In the first quarter of 2011, we began to significantly increase our marketing and advertising expenditures, which we believe has supported growth in our subscription revenue since such time.  Our subscription-based offering on the AreYouInterested.com brand provides users with unlimited messaging, unlimited access to communicate with their matches, the ability to see who viewed their profile, the ability to send an unlimited number of premium virtual gifts, and access to several other premium features.  Our WhoIsNear.com brand does not generate revenue at this point in time as we have prioritized increasing our share of the location-based services market and in building a best-in-class product ahead of any immediate revenue generation.

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

We also recognize revenue from the direct sale of “points” over two months. Members can either purchase or earn points by performing activities, such as by browsing profiles, that can be used in exchange for accessing certain premium features on our applications. Determining whether the criteria for spending points has been satisfied often involves management making assumptions and judgments that may have an impact on the timing and amount of revenue we recognize in each period. At this time, we believe that our assumptions and judgments are fair, and we will continue to monitor them in order to determine if there are significant changes in usage patterns.

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

Our Business Objectives

During the remainder of 2011, our business objectives include:

●	Upgrading and developing our AreYouInterested.com and WhoIsNear.com products with new features, enhancements and optimizations;

●
Continuing to integrate and expand the overall product offering between the AreYouInterested.com Facebook application, AreYouInterested.com website and AreYouInterested.com iPhone application for an enhanced user experience across all platforms;

●	Increasing the amount of resources devoted to mobile initiatives and increasing usage and engagement on our mobile products;

●	Refining our marketing and statistical tracking tools on the AreYouInterested.com brand;

●	Determining whether to build new applications on social networking platforms and whether to develop and explore new mobile platforms and products; and

●	Identifying and exploring new opportunities that emerge in our rapidly evolving industry.

Results of Operations — Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue

Revenue increased to $5,091,026 for the quarter ended September 30, 2011 from $1,706,691 for the quarter ended September 30, 2010, an increase of $3,384,335, or 198%.  We experienced an increase in revenue versus the same period of the previous year as a result of an increase in the amount of subscriptions sold in the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010. Our revenue generated from subscription/point sales and advertising was $4,953,561 and $137,465, respectively, for the quarter ended September 30, 2011, compared to $1,684,422 and $22,269, for the quarter ended September 30, 2010. Our revenue is primarily generated from subscription sales on the AreYouInterested.com Facebook application.

Costs and Expenses

Costs and expenses increased to $5,609,479 for the quarter ended September 30, 2011 from $1,619,719 for the quarter ended September 30, 2010, representing an increase of $3,989,760, or 246%.  The increase in operating expenses is primarily attributable to a significant increase in advertising and marketing expenditures for user acquisition campaigns as well as increased compensation and general and administrative expense associated with the overall expansion of our business.

Advertising and marketing expense increased to $3,389,934 for the quarter ended September 30, 2011 from $759,363 for the quarter ended September 30, 2010, representing an increase of $2,630,571, or 346%. The increase in advertising and marketing expense is attributable to an increase in user acquisition campaigns. We anticipate experiencing further increases in marketing expenses throughout the remainder of 2011.

Programming, hosting and technology expense increased to $784,457 for the quarter ended September 30, 2011 from $359,501 for the quarter ended September 30, 2010, an increase of $424,956, or 118%.  The increase in programming, hosting and technology expense is primarily attributable to increased salary expenses due to expansion of our staff as well as increased expenses related to the optimization of our email deliverability.

General and administrative expense increased to $755,409 for the quarter ended September 30, 2011 from $303,970 for the quarter ended September 30, 2010, representing an increase of $451,439, or 149%.  The increase in general and administrative expense is primarily attributable to increases in transaction fees related to accepting subscription payments, including credit card processing fees and foreign currency transaction fees. General and administrative expense also increased due to increased insurance expense, recruiting expense and increased costs associated with the overall expansion of our business.

Compensation expense (excluding the cost of developers and programmers included in programming, hosting and technology expense above) increased to $568,816 for the quarter ended September 30, 2011 from $159,876 for the quarter ended September 30, 2010, representing an increase of $408,940 or 256%.  The increase in compensation expense was due to primarily increased bonus accrual versus the prior year quarter.

Professional fees increased to $110,863 for the quarter ended September 30, 2011 from $37,009 for the quarter ended September 30, 2010, representing an increase of $73,854, or 200%.  The increase in professional fees was due to increased legal fees, particularly in the areas of intellectual property, trademarks, consumer privacy and regulatory compliance, as well as accounting fees as a result of the overall expansion of our business.

Net (Loss) Income

As a result of the foregoing, we incurred a net loss of $511,290 for the quarter ended September 30, 2011 compared to net income of $87,289 for the quarter ended September 30, 2010, a decrease of $598,579.

Results of Operations — Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue

Revenue increased to $13,654,714 for the nine months ended September 30, 2011 from $3,877,209 for the nine months ended September 30, 2010, an increase of $9,777,505, or 252%.  We experienced an increase in revenue versus the same period of the previous year as a result of an increase in the amount of subscriptions sold in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Our revenue generated from subscription/point sales and advertising was $13,501,480 and $153,234, respectively, for the nine months ended September 30, 2011, compared to $3,644,711 and $232,498, for the nine months ended September 30, 2010. Our revenue is primarily generated from subscription sales on the AreYouInterested.com Facebook application.

Costs and Expenses

Costs and expenses increased to $15,743,597 for the nine months ended September 30, 2011 from $4,678,175 for the nine months ended September 30, 2010, representing an increase of $11,065,422, or 237%.  The increase in operating expenses is primarily attributable to a significant increase in advertising and marketing expenditures for user acquisition campaigns as well as increased general and administrative expense and compensation expense associated with the overall expansion of our business.

Advertising and marketing expense increased to $10,598,544 for the nine months ended September 30, 2011 from $2,101,551 for the nine months ended September 30, 2010, representing an increase of $8,496,993, or 404%. The increase in advertising and marketing expense is attributable to an increase in user acquisition campaigns. We anticipate experiencing further increases in marketing expenses throughout the remainder of 2011.

General and administrative expense increased to $1,911,527 for the nine months ended September 30, 2011 from $857,074 for the nine months ended September 30, 2010, representing an increase of $1,054,453, or 123%.  The increase in general and administrative expense is primarily attributable to increases in transaction fees related to accepting subscription payments, including credit card processing fees and foreign currency transaction fees. General and administrative expense also increased due to increased insurance expense, recruiting expense and increased costs associated with the overall expansion of our business.

Programming, hosting and technology expense increased to $1,845,403 for the nine months ended September 30, 2011 from $1,118,378 for the nine months ended September 30, 2010, an increase of $727,025, or 65%.  The increase in programming, hosting and technology expense is primarily attributable to increased salary expenses due to expansion of our staff as well as increased expenses related to the optimization of our email deliverability.

Compensation expense (excluding the cost of developers and programmers included in programming, hosting and technology expense above) increased to $988,843 for the nine months ended September 30, 2011 from $486,335 for the nine months ended September 30, 2010, representing an increase of $502,508 or 103%.  The increase in compensation expense was due to primarily an increase in staffing as well as an increase in the bonus accrual versus the prior-year period.

Professional fees increased to $399,280 for the nine months ended September 30, 2011 from $114,837 for the nine months ended September 30, 2010, representing an increase of $284,443, or 248%.  The increase in professional fees was due to increased legal fees, particularly in the areas of intellectual property, trademarks, consumer privacy and regulatory compliance; as well as accounting fees as a result of the overall expansion of our business.

Net Loss

As a result of the foregoing, net loss increased to $2,064,903 for the nine months ended September 30, 2011 compared to net loss of $785,022 for the nine months ended September 30, 2010, an increase in net loss of $1,279,881, or 163%.

Liquidity and Capital Resources

We are currently financing our operations through cash generated by our financing in the first quarter of 2011, subscription fees received from our applications and online dating website, fees for premium features of our applications and revenues derived from advertisements purchased on our various applications.

As of September 30, 2011, we had $2,692,668 in cash and cash equivalents compared to $3,018,876 as of December 31, 2010.  As of September 30, 2011, we had $9,677,811 in overall liquidity including investments.  Historically, our working capital has been generated by operations. If we continue to grow and expand our operations, our need for working capital will increase. For the near-term, we do not anticipate being profitable because we intend to increase our marketing and advertising expenditures to acquire new users and we expect to hire additional employees. We expect to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We believe that our cash provided from operations, cash on hand and investments will provide sufficient capital to fund our operations for the next twelve months.

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

Cash Flows

Net cash used in operating activities was $931,661 for the nine months ended September 30, 2011 compared to net cash provided by operating activities of $239,678 for the nine months ended September 30, 2010.  This decrease of $1,171,339 is primarily attributable to the increase in net loss, particularly from increases in advertising and marketing expense as described above.  Increased sources of cash from increases in accounts payable and accrued expenses were offset by uses of cash related to deferred revenue and increases in prepaid expenses and accounts receivable.  Net cash provided by financing activities increased to $8,003,825 for the nine months ended September 30, 2011 due to proceeds from the issuance of common stock and warrants in the first quarter of 2011.  Cash used in investing activities increased $7,384,192 to $7,398,372 for the nine months ended September 30, 2011 from $14,180 for the nine months ended September 30, 2010 due to investments in marketable securities, certificates of deposit and the purchase of fixed assets.

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

In connection with the Offering, we granted the Investors registration rights pursuant to a registration rights agreement dated as of the Closing Date (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we filed a registration statement on February 11, 2011, as amended by an amended registration statement filed on April 6, 2011, registering for resale by the Investors (i) all of the Purchased Shares; (ii) the Warrant Shares issuable upon exercise of the Warrants and (iii) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing.

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

We recognize revenue on arrangements in accordance with Accounting Standards Codification (“ASC”) No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.  We have revenue streams consisting of subscriptions, sales of points and advertisements.  We recognize revenue from monthly premium subscription fees in the month in which the services are used.  Revenues are presented net of refunds, credits and known credit card chargebacks. Subscriptions are currently offered in durations of varying length from one month to six months – generally in one-month, three-month and six-month terms.  Revenues from multi-month subscriptions are recognized over the length of the subscription term rather than when the subscription is purchased.  Because a significant amount of our subscription sales occurred from subscriptions with a term of three-months or six-months, we apportion that revenue over the duration of the subscription term even though it is collected in full at the time of purchase.  The difference between the gross cash receipts collected and the recognized revenue from those sales during that reporting period will appear as deferred revenue.  We also recognize revenue from the direct sale of “points” over two months. Points can be used in exchange for premium features on products.  We recognize advertising revenue as earned on a click-through, impression, and registration or subscription basis.  When a user clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), registers for an external website via an advertisement clicked on through our applications (CPA basis), or clicks on an offer to subscribe to premium features on our applications, the contract amount is recognized as revenue.

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

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), we measure the compensation costs of stock-based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Stock-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Compensation amounts concerning stock options, if any, are amortized over the respective vesting periods of the grant.  Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718.  ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments.  In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete and (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505.

Recent Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standard Update (“ASU”) No. 2009-13 (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-13 significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The adoption of ASU 2009-13 on January 1, 2011 did not have a material effect on the Company’s financial statements upon its required adoption.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for the Company with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU No. 2010-13 (“ASU 2010-13”), which amends ASC 718 – Compensation – Stock Compensation (“ASC 718”) to clarify that a stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. ASU 2010-13 is effective for fiscal years beginning on or after December 15, 2010, and its adoption did not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of ASC 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”).  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted.  The amendments do not require any transition disclosures. Due to the recent nature of this pronouncement, the Company is evaluating when it will adopt of ASU 2011-05, but it will adopt the ASU retrospectively by the due date.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s results of operations or financial position.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosures Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2011, the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on the evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our  reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.  The material weaknesses in our internal control over financial reporting include: (i) management’s failure to issue stock certificates in a timely manner to certain employees, upon their meeting of all requirements to earn such shares and (ii) our lack of an audit committee.

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

There were no material changes to the Risk Factors disclosed in “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, except for the risk factors set forth in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2011 and March 31, 2011, which are incorporated by reference herein. For more information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our Annual Report on Form 10-K as updated by our Quarterly Reports on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

On October 21, 2011, our Board of Directors amended and restated the Snap Interactive, Inc. 2011 Long-Term Incentive Plan (the “Amended and Restated Plan”) to allow for the issuance of “incentive stock option” awards, and the Board of Directors also approved the form of award agreement for such awards.  The form of incentive stock option award agreement provides that the number of shares of common stock that may be purchased upon exercise, the exercise price per share and the vesting schedule of each incentive stock option award will be determined by the Board of Directors or a committee thereof on a grant by grant basis.  The vested portion of an incentive stock option may be exercised at any time during a ten-year period beginning on the date of grant, or a five-year period beginning on the date of grant if awarded to a 10% or more stockholder.

Under the current form of award agreement, in the event of a “change in control,” the vesting of the then unvested portion of the incentive stock option will automatically accelerate and become vested (i) one-half on the date of the change in control and (ii) one-half on the earlier of (a) the original date the shares would have vested or (b) equally on the first and second anniversary of the effective date of the change in control.  On the date a recipient ceases to serve as an employee, any unvested portion of his or her incentive stock option award will terminate.  Any vested but unexercised portion of the recipient’s incentive stock option award will terminate on the earliest of (i) the termination date listed in the award agreement, (ii) twelve months following the date of the recipient’s termination of service due to death, retirement or total and permanent disability, (iii) immediately, upon the recipient’s termination for “cause” and (iv) three months following the date of the recipient’s termination of service for any reason other than for death, total and permanent disability, or “cause.”

In connection with the hiring of Jon Pedersen, on October 27, 2011, the Company awarded Mr. Pedersen an incentive stock option to purchase 100,000 shares of common stock, an incentive stock option to purchase 478,609 shares of common stock and a nonqualified stock option to purchase 21,391 shares of common stock.  The incentive stock option to purchase 100,000 shares of common stock vested one-half upon the date of grant and will vest in full on the six month anniversary of the date of grant. The incentive stock option to purchase 478,609 shares of common stock will vest in four annual installments, consisting of 103,609 shares of common stock on the first anniversary of the date of grant, and 125,000 shares of common stock on the second, third and fourth anniversaries of the date of grant.  The nonqualified stock option to purchase 21,391 shares of common stock will vest in full on the first anniversary of the date of grant.

The foregoing descriptions of the Amended and Restated Plan the form of incentive stock option award agreement are qualified in their entirety by reference to such documents, which are attached hereto as Exhibit 10.1 and Exhibit 10.2, respectively, are incorporated by reference herein.

Item 6.	Exhibits.

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2011	SNAP INTERACTIVE, INC.

	By:	/s/ Clifford Lerner
	Name:	Clifford Lerner
	Title:	President and Chief Executive Officer

	By:	/s/ Jon D. Pedersen, Sr.
	Name:	Jon D. Pedersen, Sr.
	Title:	Chief Financial Officer

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

3.3	By-Laws of the Company (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of the Company filed on February 11, 2011 by the Company with the SEC).
10.1*	Amended and Restated Snap Interactive, Inc. 2011 Long Term Incentive Plan.
10.2*	Form of Incentive Stock Option Agreement.
31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101†
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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