Form 10-K
period 2011-12-31
Snap Interactive, Inc
filed 2012-03-30
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-52176

SNAP INTERACTIVE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3191847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

462 7th Avenue, 4th Floor New York, NY	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 594-5050

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common stock, par value $0.001 per share. (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock on June 30, 2011 was approximately $18,722,294.

As of March 22, 2012, the registrant had 43,730,261 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2012 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “goal,” “intend,” “objective,” “plan,” “project,” “seek,” “target,” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to certain factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

•
our heavy reliance on the Facebook platform to run our application and Facebook’s ability to discontinue, limit or restrict access to its platform by us or our application, change its terms and conditions or other policies or features, including restricting methods of collecting payments and establish more favorable relationships with one or more of our competitors;

•	we derive a portion of our revenue from mobile platforms;
•	we rely on a small number of our total users for nearly all of our revenue;
•	our ability to establish and maintain brand recognition;
•	the intense competition in the online dating marketplace;
•	our reliance on email campaigns to attract subscribers;
•	our ability to effectively advertise our products through a variety of advertising media;
•	our ability to generate subscribers through advertising and marketing agreements with third party advertising and marketing providers;
•	our ability to effectively manage our growth, including attracting and hiring key personnel;
•	our ability to develop and market new technologies to respond to rapid technological changes;
•	our ability to anticipate and respond to changing consumer trends and preferences;
•	our ability to support our application for mobile platforms;
•	our ability to obtain additional financing to execute our business plan;
•	reliance on our chief executive officer and sole director;
•	our dependence on a single vendor to host the majority of our application traffic;
•	our reliance upon credit card processors and related merchant account approvals;
•	the increased governmental regulation of the online dating, social networking or Internet industries;
•	our ability to protect our intellectual property;
•	the potential impact of a finding that we have infringed on intellectual property rights of others;
•	the effect of programming errors or flaws in our products;
•	the effect of security breaches, computer viruses and computer hacking attacks;
•	our limited insurance coverage and the risk of uninsured claims;
•	the possibility that our users and subscribers may be harmed following interaction with other users and subscribers;
•	the risk that we are deemed a dating service or an Internet dating service; and
•	other circumstances that could disrupt the functioning of our application and website.

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

PART I

Item 1.	Business

In this Annual Report on Form 10-K, references to “we,” “our,” “us,” the “Company,” or “Snap Interactive” refer to Snap Interactive, Inc. and its subsidiaries on a consolidated basis.

General

We develop, own and operate a dating and social networking software application under the AreYouInterested.com brand that can be accessed on Facebook®, mobile devices such as iPhone® and Android®, as well as a stand-alone website. We primarily generate revenue from subscription fees and, as of March 22, 2012, we had approximately 145,000 active subscribers. We consider a subscriber to be “active” if he or she has pre-paid for current access to premium features and the term of the subscriber’s subscription period has not yet expired. The number of our daily and monthly active users as publicly reported by AppData®, which includes non-paying users and paying subscribers, varies greatly on a daily and monthly basis, respectively, and is much greater than the number of our active subscribers for the same measurement period.

We were incorporated under the laws of the State of Delaware on July 19, 2005. Our principal executive office is located at 462 7th Ave, 4th Floor, New York, New York 10018.  Our telephone number is (212) 594-5050.

Our Product

We have developed and published a dating and social networking application that is designed to appeal to a broad section of Internet and iPhone users.

Since August 2007, AreYouInterested.com has consistently been one of the leading dating applications on Facebook based on: (i) number of daily active users, (ii) number of monthly active users, as well as (iii) number of net installations (“installs”).  AreYouInterested.com users create a personal profile by entering search criteria concerning potential matches.  Users are able to view pictures of other users meeting that criteria and indicate if they are “interested” in a user by clicking on a “yes” button above the picture of that user.  We notify users when there is a mutually interested match. In addition, once users become paid subscribers, they are able to communicate on an unlimited basis with potential matches.  Until recently, we also earned revenue from AreYouInterested.com through the direct sale of “points.”  Users could either purchase or earn points by performing various activities on the product, such as by browsing profiles, that could be used in exchange for purchasing virtual gifts on the application and accessing certain other premium features on our application.  In February 2012, we discontinued the sale of points and decided to focus solely on subscription and advertising revenues. We continue to allow users to utilize points and exchange virtual gifts that were previously purchased through the sale of points.

Product Development

We rely upon application development processes that are designed to enable us to rapidly and cost effectively develop our application to meet the expectations and preferences of consumers and the requirements of the third party platforms on which we offer our product. Because the markets for our application are characterized by rapid technological change, particularly in the technical capabilities of mobile phones and changing end-user preferences, continuous investment is required to innovate and to regularly update our dating and social networking application and our stand-alone website. As of December 31, 2011, we did not have any employees that were dedicated solely to product development activities for new applications.

We have expanded our original AreYouInterested.com brand to provide multiple gateways to access the product.  Users can access the AreYouInterested.com application on Facebook, our stand-alone website at AreYouInterested.com, and through iPhone and Android mobile apps and our mobile website.  Our product is fully integrated across all gateways and incorporates the Facebook Connect integration, which allows users to “connect” their Facebook identity and friends to any website.

We announced in February 2012 that we are focusing on rebuilding the AreYouInterested.com brand around interest-based matching and social discovery.  With our network of more than 58 million net installs as of March 22, 2012 of the AreYouInterested.com application on Facebook platform alone, along with the overwhelming amount of data that we have accumulated for several years across multiple platforms, we believe that leveraging this net install base and data therefrom in conjunction with Facebook platform’s real-time application programming interface allows us to create a one-of-a-kind experience for users looking to meet people with similar interests. When reporting net installations, we include the number of users that have downloaded and installed our application and exclude users that have chosen to uninstall our application.  While these installs do not represent the number of paying subscribers, we believe that our user base resulting therefrom would be prohibitively expensive to replicate through traffic acquisition alone for even well-funded start-up Facebook dating applications, creating a significant obstacle to attracting new users and generating significant revenue.

Marketing Strategy

Our initial user base on the AreYouInterested.com platform was cultivated primarily through Facebook’s viral channels.  In conjunction with the launch of our subscription-based revenue model in late 2009, we increased expenditures in advertising and marketing for the purpose of acquiring users.  In 2010, we began investing in our infrastructure in order to implement and monitor our user acquisition campaigns. We hired a full-time media buyer, developed in-house tools to track and measure the success of our advertising campaigns.  We have since steadily increased our marketing expenditures as we developed the tools to analyze the success of our campaigns. We primarily advertise through Internet and mobile advertising and run hundreds of campaigns at any given time, targeting various classifications of users. We expect to continue increasing our marketing expenditures in 2012 with a focus on campaigns that we believe will produce a positive return over the lifetime of new users.

Expanding our presence on mobile platforms is currently a core objective for us. Although revenue opportunities on our mobile products are still in their early stages, we are investing heavily in engineering and user acquisition on our mobile products while we continue to develop such products and user acquisition costs are inexpensive. We believe that our mobile dating and social discovery application will offer significant opportunities in the future and have increased the resources allocated to this product with the goal of positioning us as a leading provider of our product. A primary component of our mobile initiatives is to continue creating a seamless experience for users of our product across multiple platforms.  We believe that this approach will better position us to be a leading provider of mobile dating services in the future as web browsing and web activity shifts to smart phones and other mobile devices. As a result of these efforts, we are starting to see meaningful traction with our mobile product line, as nearly 15% of logins in February 2012 to AreYouInterested.com were made through a mobile device.

We believe we provide value to the third party platforms on which we operate by creating an application and website that create and maintain user engagement on, and integrate with, the platforms, driving traffic to the platforms to generate advertising revenue for such platforms, including through the placement of advertisements on our application pages, and by directly purchasing advertising from the platforms.

Payment Options

Our users have a variety of methods by which to purchase subscriptions to AreYouInterested.com.  Users can pay by credit card, Paypal, Boku (a mobile payment provider) or as an In-App purchase through Apple Inc.’s iPhone App Store.  Pursuant to Apple Inc.’s terms of service, Apple Inc. retains 30% of the revenue that is generated from sales on our iPhone application through In-App purchases in the United States.  Regardless of which payment method is utilized, users may access the AreYouInterested.com product through any of the gateways we offer.

Competition

We face substantial competition from dominant online dating websites such as Match.com and eHarmony.com, as well as Facebook application providers in the online dating space such as Zoosk, Badoo and Cupid.  We believe that users often utilize multiple dating websites or applications, and the use of one dating website or application is not necessarily to the exclusion of others.  According to AppData.com, a website that measures user engagement with Facebook applications, we are consistently one of the leading dating applications as measured by monthly active users.

Achieving a critical mass of subscribers is crucial for online dating websites and online dating applications.  As a result of our user base, we believe we are well-positioned to continue as a leader in the online dating application market.  We believe that our user base also allows us to compete favorably in the marketplace with future products that we may offer.  Additionally, we hope to offset any advantages held by competitors with larger user bases by offering products and services that are unique in the industry, superior in quality, and more appealing than those of our competitors. Additionally, we believe that we have the tools and certain inherent efficiencies to attract new users through Facebook at a lower cost per subscriber than certain of our traditional online dating site competitors.  We also believe that the industry offers substantial room for growth as social networking application platforms and mobile platforms continue to expand and as the Internet continues to become more of a socially-acceptable method for finding a mate.

Patent and Trademarks

We have three registered trademarks relating to the AreYouInterested.com brand and two registered trademarks for Snap Interactive, Inc.  We are currently pursuing patents related to certain feature sets on the AreYouInterested.com brand currently under development.

Discontinued Product

We periodically evaluate applications and websites that we create for their strategic fit within our business plan and operations.  In February 2012, we announced the strategic decision to indefinitely suspend production and development of the WhoIsNear.com brand.  WhoIsNear.com was a location-based service that enabled users to easily access their online social graph, including the network of friends and contacts created on the Facebook platform.

Governmental Regulations

We are subject to a number of U.S. federal and states laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and being litigated in the courts, and could be interpreted in ways that could harm our business.  These laws and regulations may involve user privacy, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and online payment services.

We are also subject to federal laws and regulations regarding privacy and the protection of user data, including The Communications Decency Act of 1996, The Children’s Online Privacy Protection Act of 1998 and The Electronic Communications Privacy Act of 1986, among others. If we were to violate any of these laws, we could be exposed to costly or time-consuming litigation or it could have an adverse effect on our current or future operations.

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

Employees

As of March 15, 2012, we had 37  employees, all of whom are employed on a full-time basis. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel.

Executive Officers

Our executive officers are appointed by our Board of Directors and hold office until removed by the Board of Directors.  The following table and text sets forth certain information with respect to our executive officers as of March 15, 2012:

Name	Age	Position

Clifford Lerner	34	President, Chief Executive Officer and Chairman of the Board of Directors

Jon D. Pedersen, Sr.	41	Chief Financial Officer

CLIFFORD LERNER is our President, Chief Executive Officer and Chairman of our Board of Directors. Mr. Lerner has served as our President and Chief Executive Officer since joining us in 2005 and served as our principal financial officer and principal accounting officer from 2005 to October 2011. Prior to joining us in 2005, Mr. Lerner spent his professional career from 2000 to 2005 at Lehman Brothers Inc. as an Analyst in its Equities division. Mr. Lerner worked as an Analyst in the Product Management Group where his duties included, among other things, coordinating the morning and afternoon equity research calls. Mr. Lerner has a strong knowledge and understanding of the online dating and social networking industries and has managed the product development and growth for all of our applications and websites since their inception. Mr. Lerner received a bachelor’s degree in applied economics and business management from Cornell University.

JON D. PEDERSEN, SR. is our Chief Financial Officer.  Mr. Pedersen has served as our Chief Financial Officer since November 2011 and came to the Company from Warner Music Group.  Warner Music Group is a music company with interests in recorded music, music publishing and artist services, that was acquired by Access Industries, Inc. in July 2011. Mr. Pedersen served as Senior Vice President – Controller from September 2008 to August 2011 and Vice President – Assistant Controller from May 2005 to September 2008 at Warner Music Group.  In addition, Mr. Pedersen previously served as Chief Financial Officer, Director and Assistant Director of WestLB Securities Inc., a New York based broker-dealer and subsidiary of WestLB AG.  Mr. Pedersen served as Chief Financial Officer from July 2000 to May 2005, as Director from April 2003 to May 2005 and as Assistant Director from July 2000 to April 2003 for WestLB Securities Inc. Mr. Pedersen also previously served as Vice President for Global Management Reporting and Associate – Fixed Income Derivatives at Goldman, Sachs & Co. from April 2000 to July 2000 and July 1998 to April 2000, respectively. Prior to July 1998, Mr. Pedersen served as a Senior Financial Analyst and Senior Accountant at Price Waterhouse LLP in Stamford, Connecticut.   Mr. Pedersen holds a master’s degree in business administration from Columbia Business School and a bachelor’s degree in business administration with an emphasis in accounting from the University of Connecticut.

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

Risks Relating to Our Business

Our heavy reliance on Facebook may negatively affect our business.

Facebook is the primary third-party platform on which our application operates.  During 2011, we generated substantially all of our revenue from subscribers acquired through the Facebook platform and expect to continue to do so in the foreseeable future.

We are subject to Facebook’s standard terms and conditions for application developers, which govern the development, promotion, distribution, operation and use of our application on the Facebook platform. Accordingly, we are subject to the following risks and uncertainties:

●	Facebook discontinues, limits or restricts access to its platform by us or our application;

●	Facebook changes its terms and conditions or other policies and features, including restricting the methods of collecting payments through the Facebook platform; or

●	Facebook establishes more favorable relationships with one or more of our competitors.

If any of these actions occur or are taken against our application, they could have a material adverse effect on our business or results of operations.

We derive a portion of our revenue from the Apple and Google platforms, and if we are unable to maintain a good relationship with each of Apple and Google, our business could suffer.

A portion of our revenue is derived from Apple’s iOS and Google’s Android platforms and we believe that we have a good relationship with both Apple and Google.  Any deterioration in our relationship with either Apple or Google could materially harm our business and cause our stock price to decline.

We are subject to each of Apple’s and Google’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of our application on their respective storefronts. Each of Apple and Google has broad discretion to change its standard terms and conditions.  In addition, these standard terms and conditions can be vague and subject to changing interpretations by Apple or Google.  In addition, each of Apple and Google has the right to prohibit a developer from distributing applications on the storefront if the developer violates the standard terms and conditions.  In the event that either Apple or Google ever determines that we are in violation of its standard terms and conditions, including by a new interpretation, and prohibits us from distributing our application on its storefront, it could materially harm our business and cause our stock price to decline.

We also rely on the continued function of the Apple App Store and the Google Play Store, as a portion of our revenue is derived from these two digital storefronts. There have been occasions in the past when these digital storefronts were unavailable for short periods of time or where there have been issues with the in-app purchasing functionality from the storefront. In the event that either the Apple App Store or the Google Play Store is unavailable or if in-app purchasing functionality from the storefront is non-operational for a prolonged period of time, it could have a material adverse effect on our revenues and operating results.

We rely on a small portion of our total users for nearly all of our revenue.

Compared to all persons who use our application in any period, only a small portion are paying subscribers. We primarily generate revenue through subscription sales to this small portion of our users and secondarily generate revenue through paid advertisements displayed to all users.  We lose users in the ordinary course of business. In order to sustain our revenue levels, we must attract, retain and increase the number of users or more effectively monetize our users. To retain users, and particularly those users who are paying subscribers, we must devote significant resources so that our application retains their interest. If we fail to grow or sustain the number of our users, or if the rates at which we attract and retain users declines or the rate at which users become paying subscribers declines, our business may not grow and our financial results will suffer.

Our business depends on establishing and maintaining a strong brand.  If we are unable to maintain and enhance our brand, we may be unable to expand or maintain our user and paying subscriber bases.

Establishing and maintaining our brand is critical to our efforts to attract and expand our user and paying subscriber bases. We believe that the importance of brand recognition will continue to increase, given the growing number of Internet sites and few barriers to entry for companies offering online dating services.  We recently announced plans to rebuild the AreYouInterested.com brand around interest-based matching and social discovery to attract and retain users and paying subscribers.  This rebuilding of the AreYouInterested.com brand may not be successful.  If paying subscribers to our products do not perceive our existing services to be of high quality, or if new services, new business ventures or the rebuilding of the AreYouInterested.com brand are not favorably received by such parties, the value of our brand could be diluted, thereby decreasing the attractiveness of our product to such parties. As a result, our results of operations may be adversely affected by decreased brand recognition.

As an online dating company, we are in an intensely competitive industry and any failure to timely implement our business plan could diminish or suspend our development and possibly cease our operations.

The online dating industry is highly competitive, and has few barriers to entry. Additional competitors may enter the online dating industry. There are numerous other companies that offer similar services, have established user bases that are similar in size or larger than ours, and have more capital than us. If we are unable to efficiently and effectively institute our business plan as a result of intense competition or a saturated market, we may not be able to continue the development and enhancement of our application and website or become profitable on a consistent basis.

Our competitors could develop more efficient products or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations and financial condition.

 Important factors affecting our ability to compete successfully include:

•	Our ability to hire and retain talented employees, including technical employees, executives, and marketing experts;

•	Competition for acquiring users that could result in increased user acquisition costs;

•	Reliance upon the platforms on which we build and the platforms’ ability to control our activities on such platforms; and

•	Our ability to remain innovative in our fast-changing industry.

We face substantial competition from dominant online dating websites such as Match.com and eHarmony.com, as well as Facebook application providers in the online dating space such as Zoosk, Badoo and Cupid.  According to AppData.com, a website that measures user engagement with Facebook application, we are consistently one of the leading dating applications as measured by monthly active users.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in user preferences. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies that may allow them to build larger user and paying subscriber bases than ours. Our competitors may develop products or services that are equal or superior to our products and services or that achieve greater market acceptance than our products and services. These activities could attract users and paying subscribers away from our application and website and reduce our market share.

Our online dating and social networking application relies heavily on email campaigns.  As our subscriber base continues to grow, we face an increasing risk that any disruptions in or restrictions on the sending or receipt of emails, or any increase in the associated costs could adversely affect our business and results of operations.

Our emails are an important driver of our subscribers’ activities. We send a large volume of emails to our subscribers notifying them of a variety of activities on our application, such as new matches.  As our subscriber base continues to grow we face an increasing risk that Internet service providers or email applications may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails to our subscribers. Third parties may also block our emails as spam, impose restrictions on, or start to charge for, the delivery of emails through their email systems.  Without the ability to email these subscribers, we would have limited means of inducing subscribers to return to our website and application and to utilize our services. Due to the importance of email to our business, any disruptions or restrictions on the distribution or receipt of emails or increase in the associated costs could materially and adversely affect our business and results of operations.

Our business depends in large part upon the availability of advertising space through a variety of media.

We depend upon the availability of advertising space through a variety of media, including third party applications on platforms such as Facebook, to recruit new subscribers, generate activity from existing subscribers and direct traffic to our products.  The availability of advertising space varies.  A shortage of advertising space in any particular media or on any particular platform, or the elimination of a particular medium on which we advertise, could limit our ability to generate new subscribers, generate activity from existing subscribers or direct traffic to our products, any of which could materially and adversely affect our business and results of operations.

If we are unable to achieve desired results from, or maintain our advertising and marketing arrangements with certain third-party advertising or marketing providers to generate subscribers, our ability to generate revenue and our business could be adversely affected.

We have entered into multiple advertising and marketing arrangements with certain affiliate advertising and marketing providers that are designed to increase traffic to our application on the Facebook platform. Our ability to attract new subscribers and retain existing subscribers is based in part on our ability to generate increased traffic or better retention rates through these user acquisition campaigns.  In addition, we may lack the ability to control the advertisements and actions that are taken by these providers on the Facebook platform.

If we are unable to enter into such arrangements on favorable terms, are unable to achieve the desired results under these arrangements and programs, are unable to maintain these relationships, fail to generate sufficient traffic or generate sufficient revenue from purchases pursuant to these arrangements and programs, or properly manage the actions of these providers, our ability to generate revenue and our ability to attract and retain our subscribers may be impacted, negatively affecting our business and results of operations.   In addition, if Facebook restricts our ability to use such arrangements and programs or takes limits or restricts access to its platform by us or our applications as a result of advertisements or actions taken by third-party advertising or marketing providers, it could have a material adverse effect on our business or results of operations.

If we fail to effectively manage our growth, our business and operating results could be harmed.

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of December  31, 2011, approximately 51% of our employees had been with us for less than one year and approximately 63% for less than two years. As we continue to grow, we must expend significant resources to identify, hire, integrate, develop and motivate a number of qualified employees. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our ability to continue launching new applications and enhance our existing application could suffer.

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

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses, if not corrected, could affect the reliability of our financial statements and have other adverse consequences.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on internal control over financial reporting. This report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2011, as disclosed in “Item 9A. Controls and Procedures.” Failure to have effective internal controls could lead to a misstatement of our financial statements. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the price of our common stock could decrease and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

We intend to take further action to remediate the material weaknesses and improve the effectiveness of our internal control over financial reporting. However, we can give no assurances that the measures we may take will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the Securities and Exchange Commission (the “SEC”).

Our market is characterized by rapid technological change, and if we fail to develop and market new technologies rapidly, we may not become profitable in the future.

The Internet and the social networking application industry are characterized by rapid technological change that could render our existing application and website obsolete. The development of our application and website entails significant technical and business risks. We may be unable to successfully use new technologies effectively or adapt our application and website to user preferences or needs. If our management is unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or user preferences, we may never become consistently profitable, which may result in the loss of all or part of your investment.

Newly developed products may be incompatible with market needs resulting in an adverse effect on our sales and earnings.

Our business is particularly subject to changing consumer trends and preferences.  Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes.  If we fail to understand consumer needs in the online dating market, we may face limited market acceptance of newly developed products, which could have a material adverse effect on our revenues.

Our growth prospects will suffer if we are unable to develop and support our application for mobile platforms.

We have limited experience developing and supporting our application for mobile platforms.  We expect to devote substantial resources to the development and support of our mobile application, and our limited experience makes it difficult to know whether we will succeed in developing and supporting such application.  The uncertainties we face include:

•	our experience in developing and supporting our application for use primarily on Facebook may not be relevant for developing and supporting our application for mobile platforms;
•	we have limited experience working with wireless carriers, mobile platform providers and other partners whose cooperation we may need in order to be successful;
•	we may encounter difficulty in integrating features on applications developed for mobile platforms that a sufficient number of subscribers will pay for; and
•	we may need to allow for a variety of payment methods and systems based on mobile platforms, geographies and other factors.

These and other uncertainties make it difficult to know whether we will succeed in developing and supporting our  application for mobile platforms. If we do not succeed in doing so, our prospects for growth will suffer.

We may need additional financing to execute our business plan. If we do not obtain additional financing it could have a material adverse effect on our business.

Revenues from subscriptions and capital raised to date may be inadequate to support our expansion, marketing efforts and product development programs. Due to planned expansion and advertising expenditures, we do not anticipate that we will operate at a profit in the near-term. We may need substantial additional funds to:

•	effectuate our long-term growth strategy and expand our product development;

•	market our products to attract more paying subscribers; and

•	hire additional technical and managerial talent.

We may be unable to obtain future funding on favorable terms or at all. If we cannot obtain additional funding, we will need to reduce, defer or cancel development programs, planned initiatives, or overhead expenditures. The failure to fund our capital requirements could have a material adverse effect on our business, financial condition and results of operations.

Our future success is dependent, in part, on the performance and continued service of Clifford Lerner, our Chief Executive Officer and sole director. Without his continued service, we may be forced to interrupt or eventually cease our operations.

We are dependent to a great extent upon the experience, abilities and continued services of Clifford Lerner, our Chief Executive Officer and sole director. The loss of his services would substantially delay our business operations and could have a materially adverse effect on our business and products.

A significant majority of our application traffic is hosted by a single vendor and any failure or significant interruption in our network could impact our operations and harm our business.

Our technology infrastructure is critical to the performance of our application and to our subscribers’ satisfaction. Significant elements of this system are operated by third parties that we do not control and which would require significant time to replace. We expect this dependence on third parties to continue. In particular, a significant majority of our application traffic is hosted by a single vendor. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. If a particular application is unavailable when subscribers attempt to access it or interaction through an application is slower than they expect, subscribers may stop using the application and may be less likely to return to the application as often, if at all. A failure or significant interruption in the availability of our application would harm our reputation and operations. We expect to continue to make investments to our technology infrastructure to maintain and improve all aspects of our subscribers’ experience and application performance. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer. We do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance.

We are exposed to risks associated with credit card processors and related merchant account approvals that, if not properly addressed, could increase our operating expenses or preclude us from accepting credit cards as a method of payment.

We depend on the ability to accept credit and debit card payments from our subscribers and the related merchant account approval to process subscription payments.  Our reliance on credit card and related merchant account approvals exposes us to fraud and credit card chargebacks. We have suffered losses and may continue to suffer losses as a result of subscriptions placed with fraudulent credit card data as well as users who chargeback their purchases. Under current credit card practices, a merchant is liable for fraudulent credit card transactions when, as is the case with the transactions we process, that merchant does not obtain a cardholder’s signature. Our failure to adequately control fraudulent credit card transactions and keep our chargebacks under an acceptable threshold would result in significantly higher credit card-related costs and, therefore, increase our operating expenses or even preclude us from accepting credit cards as a means of payment.

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

Our success and ability to compete are often dependent upon development of software technology for our application and website. While we rely on copyright, trade secret and trademark law to protect our intellectual property, we believe that factors such as the technological and creative skills of our personnel, new service developments, frequent enhancements or our services and reliable maintenance are more essential to establishing a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology, making it more difficult for us to compete.

If we are subject to intellectual property infringement claims, it could cause us to incur significant expenses, pay substantial damages and prevent service delivery.

Third parties may claim that our products or services infringe or violate their intellectual property rights. Any such claims could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages and prevent us from using licensed technology that may be fundamental to our application and website. Even if we were to prevail, any litigation regarding intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. We may also be obligated to indemnify our business partners in any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be prevented from providing some of our services unless we enter into royalty, license or other agreements. We may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, we may be precluded from offering some of our products and services.

Programming errors or flaws in our product could harm our reputation or decrease market acceptance of our products, which would harm our operating results.

Our application and website may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch, particularly as we launch new applications or websites and rapidly release new features to our existing product under tight time constraints. We believe that if our users have a negative experience with our application or website, they may be less inclined to continue or resume using our product or recommend our product to other potential users.  In addition, programming errors or defects may allow users access to premium features even if they do not pay for such content.  Undetected programming errors, defects and data corruption can disrupt our operations, adversely affect the experience of our users, harm our reputation, cause our users to stop using our application or website, divert our resources and delay market acceptance of our product, any of which could result in legal liability to us or harm our operating results.

Interruption or failure of our programming code, servers, or technological infrastructure could hurt our ability to effectively provide our product, which could damage our reputation and harm our operating results.

The availability of our product depends on the continuing operation of our programming code, servers and technological infrastructure. Any damage to, or failure of, our systems could result in interruptions in our service, which could reduce our revenue and damage our brand. Our systems are vulnerable to damage or interruption from terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. Our data centers are subject to break-ins, sabotage and intentional acts of vandalism and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close an information technology facility we are using without adequate notice, or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

Security breaches, computer viruses and computer hacking attacks could harm our business and results of operations.

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry. Any security breach caused by hacking, including efforts to gain unauthorized access to our applications, servers or websites, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and operating results. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our application, servers or website may result in significant expenses, loss of revenue and adverse effects to our business.

We hold a limited amount of insurance coverage, and if we were found liable for an uninsured claim, or claim in excess of our insurance limits, we may be forced to expend significant capital to resolve the uninsured claim.

We contract for a limited amount of insurance to cover potential risks and liabilities, including, but not limited to, Director and Officer Insurance and Error and Omission Insurance. Even if we decide to obtain additional insurance coverage in the future, it is possible that: (1) we may not be able to get enough insurance to meet our needs; (2) we may have to pay very high premiums for the additional coverage; (3) we may not be able to acquire any insurance for certain types of business risk; or (4) we may have gaps in coverage for certain risks. We may be exposed to potential uninsured claims for which we could have to expend significant amounts of capital resources. Consequently, if we were found liable for a significant uninsured claim in the future, we may be forced to expend a significant amount of our operating capital to resolve the uninsured claim.

We face certain risks related to the physical and emotional safety of users, paying subscribers and third parties.

We cannot control the actions of our users and subscribers in their communications or physical actions. There is a possibility that users, subscribers or third parties could be physically or emotionally harmed following interaction with another one of our users or subscribers. We warn our users and subscribers that we do not screen other users and subscribers and, given our lack of physical presence, we do not take any action to ensure personal safety on a meeting between users or subscribers arranged following contact initiated via our application or website. If an unfortunate incident of this nature occurred in a meeting of two people following contact initiated on our application or website or a website of one of our competitors, any resulting negative publicity could materially and adversely affect us or the industry in general. Any such incident involving our application or website could damage our reputation and our brands. This, in turn, could adversely affect our revenue and could cause the value of our common stock to decline. In addition, the affected users, subscribers or third parties could initiate legal action against us, which could divert management attention from operations, cause us to incur significant expense, whether we were successful or not, and damage our reputation.

We face risks of litigation and regulatory actions if we are deemed a dating service or Internet dating service.

In certain states, companies that provide dating services or Internet dating services are subject to various  regulations.  Because our application and website promote social introductions, we could be exposed to regulation as a dating or Internet dating service.  If we were considered to be a dating service or Internet dating service in any of the jurisdictions in which we operate, we would be required to comply with regulations that require us to, among other things, (i) provide language in our contracts that would allow users to rescind their contracts within a certain period of time, demand reimbursement of a portion of the contract price if the user dies during the term of the contract and cancel their contract in the event of disability or relocation and (ii) provide disclosures regarding our screening practices and warnings on our application and website regarding the dangers associated with the use of our product.  If a court determines that we have provided and are providing dating services or Internet dating services of the type that the dating services or Internet dating services regulations are intended to regulate, we could be deemed to be out of compliance with such regulations and could liable for any damages as a result of our past non-compliance, either of which could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Common Stock

Our quarterly operating results are volatile and difficult to predict, and our stock price may decline if we fail to meet the expectations of securities analysts or investors.

Our revenue, traffic and operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance because of a variety of factors, many of which are outside of our control. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

•	changes in expectations as to our future financial performance;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or capital commitments;

•	the timing of the launch and the popularity of new applications and enhancements to our existing application by us or our competitors;

•	the amount of advertising and marketing that is available and spent on user acquisition campaigns;

•	changes to the third party platforms on which we operate;

•	disruptions in the availability of our application or of third party platforms;

•	actual or perceived violations of privacy obligations and compromises of our subscribers data;

•	the entrance of new competitors in our market whether by established companies or the entrance of new companies;

•	additions or departures of key personnel and the cost of attracting and retaining application developers and other software engineers; and

•	general market conditions, including market volatility.

Given our short operating history and the rapidly evolving industry in which we operate, our historical operating results may not be useful in predicting our future operating results. In addition, metrics available from third parties regarding our industry and the performance of our application may not be indicative of our financial performance.

At times when our common stock is thinly traded, you may be unable to sell at or near ask prices or at all if you need to liquidate your shares, and the price of our common stock may be volatile.

In the past, the shares of our common stock have been thinly-traded on the OTC Bulletin Board (the “OTC Bulletin Board”), meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow a growing company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or be sustained, and the current trading level of our common stock may not be sustained. Due to these conditions, you may be unable to sell your common stock at or near ask prices or at all if you need money or otherwise desire to liquidate your common stock.

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

Our common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

Additionally, our common stock is subject to SEC regulations for “penny stock.” Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the liquidity and market price of our common stock.

We may obtain additional financing by issuing additional shares of common stock, which would dilute the ownership of our stockholders.

We may need to raise funds through either debt or issuing shares of our common stock in order to achieve our business goals. Although there are no present plans, agreements, commitments or undertakings with respect to the issuance of additional shares or securities convertible into any such shares by us, any shares issued would dilute the percentage ownership of our current stockholders.

Clifford Lerner’s control may prevent you from directing the course of our operations and may affect the price of our common stock.

Clifford Lerner beneficially owns approximately 58% of our common stock as of March 22, 2012. As long as Mr. Lerner beneficially owns more than 50% of our common stock, he will be able to elect our entire board of directors, control all matters that require a stockholder vote (such as mergers, acquisitions and other business combinations) and exercise a significant amount of influence over our management and operations. As such, the value attributable to the right to vote is limited.

This concentration of ownership could result in a reduction in value to the common stock you own because of the ineffective voting power, and could have the effect of preventing us from undergoing a change of control in the future.

Future sales of our common stock by Clifford Lerner may negatively affect our stock price and our ability to raise funds in new stock offerings.

Clifford Lerner beneficially owns 25,250,000 shares of our common stock. Sales of our common stock by Mr. Lerner into the public market could decrease the prevailing market price of our common stock. If this is the case, investors in our shares of common stock may be forced to sell such shares at prices below the price they paid for their shares. In addition, a decreased market price may result in potential future investors losing confidence in us and failing to provide needed funding. This will have a negative effect on our ability to raise equity capital in the future.

The large number of shares issuable upon exercise of warrants could have an adverse affect on our stock price.

In January 2011, we issued warrants to purchase an aggregate of 2,380,000 shares of common stock with an exercise price of $2.50 per share to investors and a placement agent. We have a registration statement on file with the SEC that registers the resale of the shares of common stock underlying the warrants.  As long as the registration statement is effective, an investor has the ability to sell such shares without any volume restrictions.

The price of our common stock could significantly decline if such persons elect to sell their shares in the market at times when there are not a corresponding number of investors willing to purchase such shares at the asked prices. In addition, the large number of outstanding warrants may cause an overhang on the market and prevent the market price of the common stock from rising above the warrant exercise price.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our common stock and the ability of stockholders to sell their common stock in the secondary market.

Companies trading on the OTC Bulletin Board must be reporting issuers under Section 12 of the Exchange Act and, to maintain price quotation privileges on the OTC Bulletin Board, must be current in their quarterly and annual reports that are required to be filed under the Exchange Act. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our common stock could be adversely affected by limiting the ability of broker-dealers to sell our common stock and the ability of stockholders to sell their common stock in the secondary market.

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

Our principal executive office is located at 462 7th Avenue, New York, NY 10018.  We currently do not own any real property.  We lease approximately 9,000 square feet of office space and our office rental expense on a monthly basis is approximately $23,000.  The office lease term for our principal executive office runs through March 2015.  Our wholly owned subsidiaries, SNAP Mobile Limited and eTwine Inc., also operate out of our principal executive office.

Item 3.	Legal Proceedings

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the OTC Bulletin Board under the symbol “STVI.OB” since December 14, 2007.  We changed our symbol in conjunction with our name change to Snap Interactive, Inc. at that time.  The following table sets forth the range of the quarterly high and low bid price information for the years ended December 31, 2011 and 2010 as reported by the OTC Bulletin Board.

	High Bid* ($)	Low Bid* ($)
2011
First Quarter	$4.50	$1.45
Second Quarter	3.20	1.02
Third Quarter	1.44	0.65
Fourth Quarter	0.79	0.48

2010
First Quarter	0.47	$0.10
Second Quarter	$0.33	0.10
Third Quarter	0.48	0.10
Fourth Quarter	3.20	0.12

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

Holders

As of March 22, 2012, there were 27 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our results of operations and financial condition  and is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.”  In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. See “Forward-Looking Statements.”

Overview

We develop, own and operate a dating and social networking software application under the AreYouInterested.com brand that can be accessed on Facebook, mobile devices such as iPhone and Android, as well as a stand-alone website. We primarily generate revenue from subscription fees and, as of March 22, 2012, we had approximately 145,000 active subscribers. We consider a subscriber to be “active” if he or she has pre-paid for current access to premium features and the term of the subscriber’s subscription period has not yet expired. The number of our daily and monthly active users as publicly reported by AppData, which includes non-paying users and paying subscribers, varies greatly on a daily and monthly basis, respectively, and is much greater than the number of our active subscribers for the same measurement period.

Our key financial highlights for 2011 include:

•	Revenue increased 187% to $19,155,543 for 2011 compared to $6,668,627 for 2010; and

•	Deferred revenue at December 31, 2011 increased 62% to $3,138,406 compared to $1,937,915 at December 31, 2010.

•	Overall liquidity including investments at December 31, 2011 increased 194% to $8,879,033 compared to $3,018,876 at December 31, 2010, primarily as a result of the January 2011 financing;

•	Advertising and marketing expense increased 274% to $14,626,963 for 2011 compared to $3,906,317 for 2010; and

•	Net loss increased 211% to $3,631,173 for 2011 compared to $1,167,070 for 2010.

Our key product highlights for 2011 include:

•	Adding 14 million new profiles to the AreYouInterested.com brand;

•	Providing 1.9 million downloads of our AreYouInterested.com iPhone application from the iPhone App Store;

•	Launching a mobile web version of AreYouInterested.com; and

•	Increasing mobile engagement to 13% of all logins during December 2011.

Key Performance Indicators

Management believes that the following financial and operating measurements are key indicators of the strength of our business:

•	Subscription sales and revenue;

•	Subscriber retention rate; and

•	Website and application traffic.

How We Generate Revenue

We generate the majority of our revenue through subscription fees and premium sales on our AreYouInterested.com application.  In the first quarter of 2011, we began to significantly increase our marketing and advertising expenditures, which we believe has supported contemporaneous growth in our subscription revenue.  Our subscription-based offering on the AreYouInterested.com brand provides users with unlimited messaging, unlimited access to communicate with their matches, the ability to see who viewed their profile, and access to several other premium features.

Most of our revenue is generated from subscriptions originating on our AreYouInterested.com Facebook dating application, and an increasing amount of our revenue is generated through subscription sales on mobile platforms. While growing the subscription base of AreYouInterested.com on the web remains an objective, our priority for AreYouInterested.com will continue to be focused on developing mobile gateways to access AreYouInterested.com and user acquisition on mobile products.  We also generate a small portion of our revenue through advertisements on our products and, until we discontinued the option in February 2012, from the sale of “points” that were used to purchase virtual gifts on the application and access certain other premium features.

Our users have a variety of methods by which to purchase subscriptions to AreYouInterested.com.  Users can pay by credit card, Paypal, Boku (a mobile payment provider) or as an In-App purchase through Apple Inc.’s iPhone App Store.  Pursuant to Apple Inc.’s terms of service, Apple Inc. retains 30% of the revenue that is generated from sales on our iPhone application through In-App purchases in the United States.  Regardless of which payment method is utilized, users may access the AreYouInterested.com product through any of the gateways we offer.

We recognize revenue from monthly premium subscription fees in the month in which the services are provided. Revenues are presented net of refunds, credits and known and estimated credit card chargebacks.  During 2011, subscriptions were offered in durations of one, three and six month terms.  A twelve month subscription term was added in February 2012.  Longer-term plans (those with durations longer than one month) are generally available at discounted monthly rates.  All subscription fees, however, are collected at the time of purchase regardless of the length of the subscription term.  Revenues from multi-month subscriptions are recognized over the length of the subscription term rather than when the subscription is purchased.  Pursuant to our terms of service, most subscriptions automatically renew for periods of the same length as the original subscription term until subscribers terminate them.

We recognized revenue from the direct sale of “points” over two months. Users could either purchase or earn points by performing activities, such as by browsing profiles, that could be used in exchange for accessing certain premium features on our applications.  Determining whether the criteria for spending points had been satisfied often involved management making assumptions and judgments that may have an impact on the timing and amount of revenue we recognize in each period. In February 2012, we discontinued the sale of points and decided to focus solely on subscription and advertising revenues.   We recognize advertising revenue as earned on a click-through, impression and registration or subscription basis.

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

Our Business Objectives

During 2012, our business objectives include:

•	Rebuilding the AreYouInterested.com brand around interest-based matching and social discovery;

•
Continuing to integrate and expand the overall product offering between the AreYouInterested.com Facebook application, AreYouInterested.com website and AreYouInterested.com iPhone and Android applications for an enhanced user experience across all platforms;

•	Increasing the amount of resources devoted to mobile initiatives and increasing usage and engagement on our mobile products;

•	Refining our marketing and statistical tracking tools; and

•	Identifying and exploring new opportunities in our rapidly evolving industry.

Results of Operations  — Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Revenue increased to $19,155,543 for the year ended December 31, 2011 from $6,668,627 for the year ended December 31, 2010, an increase of $12,486,916, or 187%. The increase in revenue is due primarily to an increase in subscription/point sales on the AreYouInterested.com brand in 2011 as compared to 2010. Our revenue generated from subscription/point sales and advertising was $18,781,368 and $374,175, respectively, for the year ended December 31, 2011, compared to $6,413,874 and $254,753, for the year ended December 31, 2010.

Costs and Expenses

Costs and expenses increased to $22,819,483 for the year ended December 31, 2011 from $7,840,460 for the year ended December 31, 2010, representing an increase of $14,979,023, or 191%. The increase in operating expenses is primarily attributable to a significant increase in advertising and marketing expenditures for user acquisition campaigns as well as increased compensation and general and administrative expense associated with the overall expansion of our business.

Advertising and marketing expense increased to $14,626,963 for the year ended December 31, 2011 from $3,906,317 for the year ended December 31, 2010, representing an increase of $10,720,646, or 274%. The increase in advertising and marketing expense is attributable to an increase in user acquisition campaigns. We anticipate experiencing further increases in marketing expenses throughout 2012 as we continue to expand our user base.

Programming, hosting and technology expense increased to $2,930,536 for the year ended December 31, 2011 from $1,581,332 for the year ended December 31, 2010, an increase of $1,349,204, or 85%.  The increase in programming, hosting and technology expense is primarily attributable to increased salary expenses due to expansion of our engineering and development staff as well as increased expenses related to hosting, bandwidth, and server optimization related to email deliverability.

Compensation expense, which excludes the cost of developers and programmers included in programming, hosting and technology expense above, increased to $1,633,670 for the year ended December 31, 2011 from $1,108,137 for the year ended December 31, 2010, representing an increase of $525,533, or 47%. The increase in compensation expense was primarily due to increases in stock-based compensation expense and increased headcount in management and support areas versus the prior year.

General and administrative expense increased to $3,070,178 for the year ended December 31, 2011 from $1,085,322 for the year ended December 31, 2010, representing an increase of $1,984,856, or 183%.  The increase in general and administrative expense is primarily attributable to increases in transaction fees related to accepting subscription payments, including credit card processing fees and foreign currency transaction fees. General and administrative expense also increased due to increased insurance expense, recruiting expense and increased costs associated with the overall expansion of our business.

Professional fees increased to $558,136 for the year ended December 31, 2011 from $159,352 for the year ended December 31, 2010, representing an increase of $398,784, or 250%. The increase in professional fees was primarily due to increased legal fees, particularly in the areas of intellectual property, trademarks, consumer privacy and regulatory compliance, as well as accounting fees as a result of the overall expansion of our business.

Net Loss

As a result of the foregoing, net loss increased to $3,631,173 for the year ended December 31, 2011 from a net loss of $1,167,070 for the year ended December 31, 2010, an increase in net loss of $2,464,103.

Liquidity and Capital Resources

We have historically financed our operations through cash generated from our January 2011 financing, subscription fees received from our AreYouInterested.com application and online dating website, fees for premium features of our application and revenues derived from advertisements purchased on our various applications.

As of December 31, 2011, we had $2,397,828 in cash and cash equivalents compared to $3,018,876 as of December 31, 2010.  As of December 31, 2011, we had $8,879,033 in overall liquidity including investments, compared to $3,018,876 as of December 31, 2010, an increase of 194%. Historically, our working capital has been generated through operations and equity offerings. If we continue to grow and expand our operations, our need for working capital will increase. For the near-term, we do not anticipate being profitable because we intend to increase our marketing and advertising expenditures to acquire new users and we expect to hire additional employees.  We further expect that our cash and cash equivalents will decrease throughout the remainder of 2012. We intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.  We believe that our cash provided from operations, cash on hand and investments will provide sufficient capital to fund our operations for the next twelve months.

A significant portion of our expenses is related to user acquisition costs. Our marketing and advertising expenses are primarily spent on channels where we can estimate the return on investment without long-term commitments. Accordingly, we can adjust our marketing and advertising expenditures quickly based on the expected return on investment, which provides flexibility and enables us to manage our marketing and advertising expense.

Net cash used in operating activities was $1,455,542 for the year ended December 31, 2011 as compared to net cash provided by operating activities of $1,145,694 for the year ended December 31, 2010.  This decrease of $2,601,236 is primarily a result of the increase in net loss, particularly from increases in advertising and marketing expense, increases in general and administrative expense and programming, hosting and technology expense as described above, as well as an increase in accounts receivable.  These uses of cash were offset in part by sources of cash from increases in accounts payable and accrued expenses and an increase in deferred revenue.  Net cash provided by financing activities increased to $8,003,825 for the year ended December 31, 2011, which reflects the proceeds from the January 2011 equity financing.  Net cash used in investing activities of $7,169,331 for the year ended December 31, 2011 reflects the investment of proceeds from the January 2011 equity financing, the investment in fixed assets relating to technology purchases and the build-out of our new office space and the issuance of notes receivable related to certain employee stock awards.

Financing Activities

On January 19, 2011 (the “Closing Date”), for gross subscription proceeds of $8,500,000 (the “Offering”) we issued: (i) 4,250,000 shares of our common stock (the “Purchased Shares”) and (ii) warrants (the “Warrants”) exercisable into 2,125,000 shares of common stock (the “Warrant Shares”) at an exercise price of $2.50 per share to certain accredited investors (the “Investors”).

In connection with the Offering, we granted the Investors registration rights pursuant to a registration rights agreement dated as of the Closing Date (the “Registration Rights Agreement”). Under the Registration Rights Agreement, we agreed to register with the SEC the resale of: (i) all of the Purchased Shares; (ii) the Warrant Shares issuable upon exercise of the Warrants and (iii) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing on a registration statement.

In connection with the Offering, we paid a cash placement agency fee to the placement agent equal to 6% of the aggregate purchase price paid by the Investors. We further agreed to pay a cash fee equal to 6% of the aggregate cash exercise price received by us upon the exercise of the Warrants.  In addition, the placement agent was issued 255,000 warrants with an exercise price of $2.50 per share.

Receivables

At December 31, 2011, we had accounts receivable from payment processors and advertising networks that place advertisements on our application in the amount of $477,432 and $64,330, respectively. The settlement of credit card sales by payment processors typically occurs several days after the date of the charge, and we generally receive payments from mobile payment processors and advertising networks on a monthly basis.

We also had a credit card holdback receivable of $441,840 as of December 31, 2011, which was held by payment processors.

As our revenue has increased, our accounts receivable and credit card holdback receivable balances have grown correspondingly.  We expect this trend to continue relative to our future revenue.

Critical Accounting Policies

We recognize revenue on arrangements in accordance with Accounting Standards Codification (“ASC”) No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.  We have revenue streams consisting of subscriptions, sales of points and advertisements.  We recognize revenue from monthly premium subscription fees in the month in which the services are used.  Revenues are presented net of refunds, credits and known credit card chargebacks. During 2011, subscriptions were offered in durations of varying length from one month to six months – generally in one, three, and six month terms.  A twelve month subscription term was added in February 2012.  Revenues from multi-month subscriptions are recognized over the length of the subscription term rather than when the subscription is purchased.  Because a significant amount of our subscription sales occurred from subscriptions with a term of three months or six months, we apportion that revenue over the duration of the subscription term even though it is collected in full at the time of purchase.  The difference between the gross cash receipts collected and the recognized revenue from those sales during that reporting period will appear as deferred revenue.  We also recognized revenue from the direct sale of “points” over two months. Points could be used in exchange for premium features on our product.  We recognize advertising revenue as earned on a click-through, impression, and registration or subscription basis.  When a user clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), registers for an external website via an advertisement clicked on through our application (CPA basis), or clicks on an offer to subscribe to premium features on our applications, the contract amount is recognized as revenue..

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

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), we measure the compensation costs of stock-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Stock-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Compensation amounts concerning stock options, if any, are amortized over the respective vesting periods of the grant.   Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718.  ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments.  In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in ASC 505.

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

In June 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011 AND 2010

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

PAGE	F-4	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

PAGES	F-6 -F-25	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Snap Interactive, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Snap Interactive, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Snap Interactive, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 30, 2012

Snap Interactive, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS

	December 31, 2011	December 31, 2010
Current Assets
Cash and cash equivalents	$2,397,828	$3,018,876
Credit card holdback receivable	441,840	239,452
Investments, net	6,481,205	-
Accounts receivable, net	541,762	185,585
Accrued interest receivable	5,907	-
Prepaid expenses	96,815	74,260
Total Current Assets	9,965,357	3,518,173

Furniture, fixtures, equipment and intangible assets, net	578,463	89,506

Other Assets
Notes receivable	138,803	-
Security deposits	19,520	18,185
Total Other Assets	158,323	18,185

Total Assets	$10,702,143	$3,625,864

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,027,841	$497,303
Accrued expenses	988,195	456,348
Deferred revenue	3,138,406	1,937,915
Convertible notes payable - related party	-	45,486
Accrued interest - related party	-	24,115
Total Current Liabilities	5,154,442	2,961,167

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
38,580,261 and 33,210,756 shares issued and outstanding, respectively	38,580	33,211
Additional paid-in capital	11,231,864	2,730,659
Accumulated deficit	(5,722,743)	(2,091,570)
Less: deferred compensation	-	(7,603)
Total Stockholders' Equity	5,547,701	664,697

Total Liabilities and Stockholders' Equity	$10,702,143	$3,625,864

See accompanying notes to consolidated financial statements

Snap Interactive, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended
	December 31, 2011	December 31, 2010

Revenue	$19,155,543	$6,668,627

Costs and expenses
Programming, hosting and technology expense	2,930,536	1,581,332
Compensation expense	1,633,670	1,108,137
Professional fees	558,136	159,352
Advertising and marketing expense	14,626,963	3,906,317
General and administrative expense	3,070,178	1,085,322
Total Costs and Expenses	22,819,483	7,840,460

Loss from Operations	(3,663,940)	(1,171,833)

Other Income (Expense)
Interest expense	(2,418)	(3,732)
Other income	3,909	12,892
Interest income	31,276	8,199
Total Other Income (Expense)	32,767	17,359

Loss Before Provision For Income Taxes	(3,631,173)	(1,154,474)

Provision for Income Taxes	-	(12,596)

Net Loss	$(3,631,173)	$(1,167,070)

Net Loss Per Share - Basic and diluted	(0.10)	(0.04)

Weighted average number of shares outstanding
during the period - Basic and diluted	37,619,208	33,053,030

See accompanying notes to consolidated financial statements

Snap Interactive, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2011 and 2010

	Preferred Stock		Common Stock
	$0.001 Par Value		$0.001 Par Value		Additional			Total
					Paid-in	Accumulated	Deferred	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Equity

Balance, December 31, 2009	-	$-	32,628,969	$32,629	$2,568,652	$(924,500)	$(1,311)	$1,675,470

Deferred compensation realized	-	-	-	-	-	-	1,311	1,311

Stock options granted for services	-	-	-	-	49,293	-	-	49,293

Stock based compensation	-	-			25,243	-	-	25,243

Stock issued for services to third parties	-	-	300,000	300	74,700	-	(7,603)	67,397

Stock issued for services to employees	-	-	281,787	282	12,771	-	-	13,053

Net loss for the year ended December 31, 2010	-	-	-	-	-	(1,167,070)	-	(1,167,070)

Balance, December 31, 2010	-	-	33,210,756	33,211	2,730,659	(2,091,570)	(7,603)	664,697

Deferred compensation realized	-	-	-	-	-	-	7,603	7,603

Stock options granted for services	-	-	-	-	321,281	-	-	321,281

Stock based compensation	-	-	-	-	88,710	-	-	88,710

Stock issued for services to employees	-	-	248,848	249	(249)	-	-	-

Stock issued for services to third party	-	-	10,000	10	20,790	-	-	20,800

Stock and warrants issued for cash ($2/Sh, less stock offering costs)	-	-	4,250,000	4,250	7,911,450	-	-	7,915,700

Stock issued in exchange for warrants ($2.50/sh, less stock offering costs)	-	-	37,500	38	88,087	-	-	88,125

Stock issued in exchange for convertible note payable	-	-	823,157	823	71,136	-	-	71,959

Net loss for the year ended December 31, 2011	-	-	-	-	-	(3,631,173)	-	(3,631,173)

Balance, December 31, 2011	-	$-	38,580,261	$38,580	$11,231,864	$(5,722,743)	$-	$5,547,701

See accompanying notes to consolidated financial statements

Snap Interactive, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010
Cash Flows From Operating Activities:
Net Loss	$(3,631,173)	$(1,167,070)
Adjustments to reconcile net loss to net cash (used in) provided by operations
Depreciation and amortization	51,180	18,674
Amortization of investment premium	8,734	-
Stock based compensation	438,395	156,297
Loss on disposal of assets	453	720
(Increase) Decrease in:
Credit card holdback receivable	(202,388)	(224,456)
Accounts receivable	(356,177)	136,766
Accrued interest paid	(5,907)	-
Prepaid expense	(22,554)	149,111
Security deposit	(1,335)	15,250
Increase (Decrease) in:
Accounts payable and accrued expenses	1,062,381	400,844
Deferred revenue	1,200,491	1,656,866
Accrued interest payable - related party	2,358	2,692
Net Cash (Used in) Provided by Operating Activities	(1,455,542)	1,145,694

Cash Flows From Investing Activities:
Purchase of fixed assets and domain name	(540,591)	(22,267)
Notes receivable issued to employees	(138,803)	-
Purchase of investments	(6,989,937)
Redemption of investments	500,000	-
Net Cash Used In Investing Activities	(7,169,331)	(22,267)

Cash Flows From Financing Activities:
Proceeds from issuance of stock, net of stock offering costs	8,003,825	-
Net Cash Provided By Financing Activities	8,003,825	-

Net Increase in Cash and Cash Equivalents	(621,048)	1,123,427

Cash and Cash Equivalents at Beginning of Year	3,018,876	1,895,449

Cash and Cash Equivalents at End of Year	$2,397,828	$3,018,876

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$860
Cash paid for taxes	$4,500	$17,275

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes and accrued interest to common stock	$71,959	$-

See accompanying notes to consolidated financial statements

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization

Snap Interactive, Inc. (together with its wholly owned subsidiaries, eTwine, Inc. and Snap Mobile Limted, the “Company”) was incorporated under the laws of the State of Delaware on July 19, 2005.  eTwine, Inc. was incorporated under the laws of the State of New York on May 7, 2004.  Snap Mobile Limited is a United Kingdom corporation, and was incorporated on September 10, 2009.

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

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

Significant estimates in 2011 and 2010 include management’s evaluation for future chargebacks and refunds on subscription revenue, the valuation of stock options and non-cash capital stock issuances, collectability of accounts receivable and the valuation allowance on deferred tax assets.  Management evaluates these estimates on an ongoing basis.  Actual results may differ from these estimates under different assumptions or conditions.

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

(F) Furniture, Fixtures and Equipment

The Company values furniture, fixtures and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company depreciates software and website costs over a three-year useful life, computer equipment over a five-year useful life, furniture over a seven-year useful life and fixtures, including leasehold improvements, over the term of the lease.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

There were no impairment losses recorded during the years ended December 31, 2011 and 2010.

(G) Intangible Assets

In accordance with ASC No. 350, Intangibles, Goodwill and Other, the Company requires that intangible assets with a finite life be amortized over their life and requires that goodwill and intangible assets be reviewed for impairment annually or more frequently if impairment indicators arise.

(H) Stock-Based Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), the Company measures the compensation costs of stock-based compensation arrangements based on the grant date fair value and recognizes the costs in the financial statements over the period during which employees are required to provide services. Stock-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans.  As such, compensation cost is measured on the date of grant at their fair value. Compensation amounts concerning stock options, if any, are amortized over the respective vesting periods of the grant.

Equity instruments (“instruments”) issued to persons other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718.  ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”), defines the measurement date and recognition period for such instruments.  In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete and (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in ASC 505.

(I) Business Segments

The Company operates in one segment, and therefore segment information is not presented.

(J) Income (Loss) Per Share

Basic income (loss) per share is computed based upon the weighted average common shares outstanding as defined by ASC No. 260, Earnings Per Share.  Diluted net income (loss) per share includes the dilutive effects of stock options, warrants and stock equivalents.  To the extent stock options, stock equivalents and warrants are antidilutive, they are excluded from the calculation of diluted income per share.  For the year ended December 31, 2011, 8,162,500 shares issuable upon the exercise of stock options and warrants and 525,555 shares issuable upon the conversion of convertible debt were not included in the computation of diluted loss per share because their inclusion would be antidilutive.  For the year ended December 31, 2010, 6,645,000 shares issuable upon the exercise of stock options and warrants were not included in the computation of loss per share because their inclusion would be antidilutive.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

The following table sets forth the computation of basic loss per share:

	For the	For the
	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Net loss for the period	$(3,631,173)	$(1,167,070)

Weighted average number of shares outstanding	37,619,208	33,053,030

Basic loss per share	$(0.10)	$(0.04)

 The following table sets for the computation of diluted loss per share:

	For the	For the
	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Net loss for the period	$(3,631,173)	$(1,167,070)

Weighted average number of shares outstanding	37,619,208	33,053,030
Add: Weighted average shares assumed to be issued upon conversion of convertible notes as of the date of issuance	-	-
Warrants and options as of beginning of period	-	-
Weighted average number of common and common equivalent shares	37,619,208	33,053,030

Diluted loss per share	$(0.10)	$(0.04)

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

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

(M) Concentration of Credit Risk

At December 31, 2011, accounts receivable of $541,762 consisted of two main types of receivables; receivables from payment processors and receivables from advertising networks.

At December 31, 2011, $477,432 was receivable from payment processors constituting numerous customer charges that occurred prior to the close of the period but not yet remitted by the payment processor to the Company. The settlement of credit card sales typically occurs several days after the date of the charge. The Company generally receives payments from mobile payment processors each month. At December 31, 2011, 33% of accounts receivable was due from one mobile payment processor, 22% was due from one credit card payment processor, 19% was due from a second credit card payment processor and 13% was due from a second mobile payment processor.

At December 31, 2011, $64,330 was receivable primarily from one advertising network.

At times the Company has cash in bank accounts in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company had approximately $1,561,947 and $2,052,693 in excess of FDIC insurance limits as of December 31, 2011 and December 31, 2010, respectively. The Company also had a credit card holdback receivable of $441,840 as of December 31, 2011, which was held by payment processors and $248,534 of which was not FDIC insured.

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

The Company recognizes revenue from monthly premium subscription fees in the month in which the services are used. Revenues are presented net of refunds, credits and known and estimated credit card chargebacks.   During 2011, subscriptions were offered in durations of varying length from one month to six months – generally in one, three, and six month terms. Twelve-month subscriptions were added in February 2012..

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

The Company also recognized revenue from the direct sale of “points” over two months.  Points could be used in exchange for premium features on our product. Sales of points were discontinued in February 2012.

The Company recognizes advertising revenue as earned on a click-through, impression, and registration or subscription basis.  When a user clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), registers for an external website via an advertisement clicked on through the Company’s application (CPA basis), or clicks on an offer to subscribe to premium features on the Company’s applications, the contract amount is recognized as revenue.

The Company’s payment processors have established routine reserve accounts to secure the performance of the Company’s obligations under its service agreements, which is standard practice within the payment processing industry.  These reserve accounts withhold a small percentage of the Company’s sales in a segregated account in the form of a six-month rolling reserve.  The funds that are withheld each month are returned to the Company on a monthly basis after six months of being held in the reserve account and any remaining funds will be returned to the Company 90 to 180 days following termination of such agreements.  These funds are classified as credit card holdback receivable and totaled $441,840 and $239,452 at December 31, 2011 and December 31, 2010, respectively.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

For the years ended December 31, 2011 and 2010, the Company had the following revenues:

	2011	2010

Advertising revenue	$374,175	$254,753
Subscription/points revenue	18,781,368	6,413,874
Total revenue	$19,155,543	$6,668,627

We reserve for potential credit card chargebacks based on our historical experience and knowledge of the industry.  As of December 31, 2011, the Company recorded $61,572 for potential future chargebacks and the amount is included in accrued expenses on the balance sheet.

(O) Programming, Hosting and Technology Expense

Programming, hosting and technology expense includes the expenses associated with the operation of data centers, including labor, consulting, hosting, server, web design and programming expenses.

(P) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(Q) Advertising and Marketing

Advertising and marketing costs are expensed as incurred.  Advertising and marketing expense was $14,626,963 and $3,906,317 for the years ended  December 31, 2011 and 2010, respectively.

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

DECEMBER 31, 2011 AND 2010

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

(S) Investments

ASC 320, “Accounting for Certain Investments in Debt and Equity Securities” (“ASC 320”), as amended and interpreted, requires that at the time of purchase, designation of a security as held-to-maturity, available-for-sale or trading depending on the ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. Accordingly, all securities held at December 31, 2011 are designated as held-to-maturity and reported at amortized cost.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

ASC 320 provides guidance on determining when an investment is other than temporarily impaired. The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company has not recorded any equity investment losses for the year ended December 31, 2011.

NOTE 2	ACCOUNTS RECEIVABLE

At December 31, 2011 and December 31, 2010, the Company had the following accounts receivable:

	As of December 31, 2011	As of December 31, 2010
Accounts receivable	$541,762	$185,585
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$541,762	$185,585

Payments for subscriptions and point purchases typically settle several days after the date of purchase.  As of December 31, 2011, the amount of unsettled transactions from payment processors amounted to $220,272 as compared to $165,991 at December 31, 2010.  These amounts are included in our accounts receivable.

NOTE 3	FURNITURE, FIXTURES, EQUIPMENT AND INTANGIBLE ASSETS

At December 31, 2011 and December 31, 2010, furniture, fixtures, equipment and intangible assets were as follows:

	As of December 31, 2011	As of December 31, 2010

Computer equipment	$143,461	$64,437
Furniture	159,051	32,342
Website domain name	24,938	24,938
Software	7,342	2,701
Website costs	40,500	40,500
Leasehold improvements	329,156	-
Less: accumulated depreciation and amortization	(125,985)	(75,412)
Total equipment and intangibles, net	$578,463	$89,506

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Depreciation and amortization expense for the years ended December 31, 2011 and 2010 was $51,180, and $18,674, respectively.

The estimated future amortization and depreciation of intangible and tangible assets is as follows:

Year	Amount

2012	$138,890
2013	135,911
2014	130,862
2015	96,743
2016 and thereafter	76,057
$578,463

NOTE 4	INVESTMENTS IN MARKETABLE SECURITIES AND FAIR VALUE

As of December 31, 2011, the Company invested in marketable securities, which consisted solely of government securities, and are classified as held-to-maturity and carried at amortized cost. The following table summarizes the amortized cost, fair value and weighted-average yield of securities.

	As of December 31, 2011
	Cost	Fair Value	Yield
U.S. Government Securities
Due within one year	$3,506,205	$3,507,640	0.60%
	-	-	-
	$3,506,205	$3,507,640

As of December 31, 2011, the Company invested in time deposits.  The following table summarizes the balances outstanding, fair value and weighted average yield for time deposits.

	As of December 31, 2011
	Cost	Fair Value	Yield
Certificates of Deposit
Due within one year	$2,975,000	$2,972,569	0.33%
	-	-	-
	$2,975,000	$2,972,569

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

Level 3:	Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Quoted Prices in Inactive Markets for Identical Assets	Level 3: Significant Unobservable Inputs	Total at December 31, 2011

Government securities	$3,514,938	$-	$-	$3,514,938
Less: amortization premium paid	(8,733)			(8,733)
Total government securities	$3,506,205	$-	$-	$3,506,205

Certificates of deposit	$2,975,000	$-	$-	$2,975,000

NOTE 5	NOTES RECEIVABLE

At December 31, 2011, the Company had notes receivable in the aggregate amount of $138,803 due from three employees.  The Company paid taxes on stock based compensation on the employees’ behalf during 2011, and the outstanding amounts are secured by pledged stock certificates.  The notes are due at various times during 2021 and bear interest rates between 2.80% and 3.57% per annum.

NOTE 6	INCOME TAXES

	Years Ended December 31,
Deferred tax liability:	2011	2010
Furniture, fixtures, equipment and intangibles	$37,072	$6,851
Deferred tax asset
Stock options for services	(562,163)	(420,505)
Net operating loss carryforward	(1,924,412)	(484,591)
Valuation allowance	2,449,503	905,096
Net deferred tax asset	-	-
Net deferred tax liability	$37,072	$6,851

The deferred tax liability results primarily from the use of accelerated methods of depreciation of equipment for tax purposes.

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to the use of the prior year's net operating loss carryovers and the uncertainty of the exercising of the outstanding stock options. The net change in the valuation allowance for the year ended December 31, 2011 was an increase of $1,544,407.

The components of income tax expense are as follows:

	Years Ended December 31,
Federal	2011	2010
Current	$-	$-
Deferred	-	-
	-	-

State and Local
Current	$-	$12,596
Deferred	-	-
	-	12,596

The Company's income tax expense differed from the statutory rates (federal 34% and state 10.9%) as follows:

	Years Ended December 31,
	2011	2010
Statutory rate applied to loss before income taxes:	$(1,234,599)	$(395,571)
Increase (decrease) in income taxes resulting from:
State and local income taxes	(366,436)	(104,812)
Change in deferred tax asset valuation allowance	1,544,407	484,591
Stock based compensation	-	21,734
Non-deductible expenses	44,032	16,896
Other	12,596	(10,242)
Income Tax Expense	$-	$12,596

At December 31, 2011, the Company had U.S. federal tax net operating loss carry-forwards of $4,343,567, which will begin to expire in 2030.

The Company files income tax returns in the U.S., and the following years remain open for possible examination:  2006, 2007, 2008, 2009 and 2010.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 7	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Services

On January 14, 2011, the Company issued 10,000 shares to an unrelated third party to provide legal services with a fair value of $20,800.  As of December 31, 2011, $20,800 was recorded as stock offering costs.

During the year ended December 31, 2011, an expense of $69,216 was recorded for shares previously granted under various employment agreements for services to be performed through January 1, 2016.  The fair value of the granted shares is being expensed over the life of the agreements. On October 21, 2011, the Company canceled and terminated unvested restricted shares and restricted stock units held by certain employees in exchange for issuing stock options. Each unvested share or unit that was forfeited and terminated was exchanged for a stock option to purchase 1.4 shares of common stock at $0.63 per share.

On October 28, 2011, the Company issued 600,000 shares of common stock to its Co-Founder, with a fair value of $378,000 on the date of grant. The shares will vest upon the earlier of the ten year anniversary of the date of grant or a change in control.  For the year ended December 31, 2011, the Company recorded $6,628 as an expense pertaining to this grant. (See Note 8, 9(A) and 10)

On December 14, 2011, the Company issued 4,250,000 shares of common stock to its Founder and Chief Executive Officer, with a fair value of $2,762,500 on the date of grant.  The shares will vest upon the earlier of the ten year anniversary of the date of grant or a change in control  For the year ended December 31, 2011, the Company recorded $12,866 as an expense pertaining to this grant. (See Note 9(A))
During the year ended December 31, 2010, 281,787 shares of previously granted common stock were fully vested and issued.  The Company recognized an expense of $13,053 for the value of services provided during 2011.

During the year ended December 31, 2010, an expense of $25,243 was recorded for shares granted under various employment agreements for services to be performed through January 1, 2013.  The fair value of the granted shares is being expensed over the life of the agreements.

On February 1, 2010, the Company entered into a one-year consulting agreement with an unrelated third party to provide legal services.  In exchange for the services provided, the Company issued 300,000 shares of the Company’s common stock with a fair value of $75,000.  During the year ended December 31, 2011, $75,000 was recorded as legal fees expense and $0 was recorded as deferred compensation.

On January 1, 2010, the Company issued 300,000 shares of the Company's common stock as part of an employment agreement with its Co-Founder.  The shares issued will vest upon the earlier of three years or upon a change in control of the Company.  As of December 31, 2011, the shares had not vested.  (See Note 9(A) and 10)

During the year ended December 31, 2010, $1,311 of deferred compensation was recognized for shares issued in 2009.

(B) Stock Options and Warrants Issued for Services and Cash

During the year ended December 31, 2011, the Company granted awards representing 2,048,955 shares to our employees for future services, which includes 348,955 options. On October 21, 2011, the Company offered to cancel and terminate unvested restricted shares and restricted stock units held by certain employees in exchange for issuing stock options to purchase shares of common stock. Each unvested share or unit that was forfeited and terminated was exchanged for a stock option to purchase 1.4 shares of common stock.  These options have a fair value of $1,210,696.  The Company recorded $321,282 for the year ended December 31, 2011 as expense pertaining to these and prior year grants.

During the year ended December 31, 2010, the Company granted 95,000 options to our employees for future services.  These options have a fair value of $23,497.  The Company recorded $49,293 for the year ended December 31, 2010 as expense pertaining to the grants in 2010 and prior.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

The following tables summarize all stock options and warrants granted to employees, consultants, investors and our placement agent for the years ended December 31, 2011 and 2010, and the related changes during those years are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2009	9,600,000
Granted	95,000	$0.27
Exercised	-
Forfeited	(3,450,000)
Balance at December 31, 2010	6,245,000
Granted	2,048,955	0.80
Exercised	—
Forfeited	—
Balance at December 31, 2011	8,293,955
Options Exercisable at December 31, 2011	6,110,000	$0.41
Weighted Average Fair Value of Options Granted During 2011		$0.80

Of the total options granted, 6,110,000 are fully vested, exercisable and non-forfeitable.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2009	750,000
Granted	-
Exercised	-
Expired	(750,000)
Balance at December 31, 2010	—	—
Granted	2,380,000	$2.50
Exercised	(37,500)
Expired	—
Balance at December 31, 2011	2,342,500
Warrants Exercisable at December 31, 2011	2,342,500	$2.50
Weighted Average Fair Value of Warrants Granted During 2011		$2.50

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

The following table summarizes information about stock options and warrants for the Company as of December 31, 2011 and 2010:

2011 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$0.00 - 0.13	4,650,000	0.97	$0.13	4,575,000	$0.13
$0.17 - 4.00	3,643,955	5.66	$0.78	1,535,000	$0.77

2010 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$0.00 - 0.13	4,650,000	1.97	$0.13	4,500,000	$0.13
$0.17 - 1.00	1,950,000	1.78	$0.75	1,080,000	$0.81

2011 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$2.50	2,342,500	4.05	$2.50	2,342,500	$2.50

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

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

Expected life:	10 years
Expected volatility:	197%
Risk free interest rate:	1.8%
Expected dividends:	0%

On October 4, 2011, the Company granted an option to purchase 150,000 shares of common stock at an exercise price of $0.60 per share. The option will vest in one-fourth equal annual installments beginning on the first anniversary of the date of the grant. The Company has valued the option at its fair value using the Black-Scholes option pricing method.

Expected life:	10 years
Expected volatility:	197%
Risk free interest rate:	1.8%
Expected dividends:	0%

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

On October 4, 2011, the Company granted an option to purchase 50,000 shares of common stock at an exercise of $3.00 per share. The option will vest in one-fourth equal annual installments beginning on the first anniversary of the date of the grant. The Company has valued the option at its fair value using the Black-Scholes option pricing method.

Expected life:	10 years
Expected volatility:	197%
Risk free interest rate:	1.8%
Expected dividends:	0%

On October 21, 2011, the Company canceled and terminated unvested restricted shares and restricted stock units held by certain employees in exchange for issuing stock options. Each unvested share or unit that was forfeited and terminated was exchanged for a stock option to purchase 1.4 shares of common stock at $0.63 per share.

In accordance with ASC 718, this transaction was treated as a modification of an award and incremental compensation cost was measured as the excess, of the fair value of the 349,726 shares issued over the fair value of the exchanged shares immediately before terms were modified, measured based on the share price.

The Company has valued the exchanged options at their fair value on October 21, 2011 using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	10 years
Expected volatility:	197.00%
Risk free interest rate:	2.23%
Expected dividends:	0%

Based on the above calculation, the Company has determined that there is additional compensation to be realized as result of this modification of $47,472 for the year ended December 31, 2011, and amortized over a ten year period.

On October 27, 2011, the Company granted an option to purchase 500,000 shares of common stock at an exercise price of $0.65 per share. The option will vest in one-fourth equal annual installments beginning on the first anniversary of the date of the grant. The Company has valued the option at its fair value using the Black-Scholes option pricing method.

Expected life:	10 years
Expected volatility:	197.8%
Risk free interest rate:	2.42%
Expected dividends:	0%

On October 27, 2011, the Company granted an option to purchase 100,000 shares of common stock at an exercise price of $0.65 per share. The option vested 50% on the date of grant and will vest 50% on the six month anniversary of the date of grant. The Company has valued the option at its fair value using the Black-Scholes option pricing method.

Expected life:	10 years
Expected volatility:	197.8%
Risk free interest rate:	2.42%
Expected dividends:	0%

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

On November 7, 2011, the Company granted an option to purchase 150,000 shares of common stock at an exercise price of $0.71.  The option will vest in 50% annual installments beginning on the first anniversary of the date of grant.  The Company has valued the option at its fair value using the Black-Scholes option pricing method.

Expected life:	10 years
Expected volatility:	198.3%
Risk free interest rate:	2.04%
Expected dividends:	0%

On December 9, 2011, the Company granted an option to purchase 50,000 shares of common stock at an exercise price of $0.77.  The option vests equally over a one-year period.  The Company has valued the option at its fair value using the Black-Scholes option pricing method.

Expected life:	6 years
Expected volatility:	187.50%
Risk free interest rate:	2.07%
Expected dividends:	0%

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

On April 28, 2011, the Company issued 37,500 shares of common stock in connection with the exercise of stock warrants for proceeds of $93,750, less offering expenses of $5,625.

 (E) Common Stock Issued For Conversion of Debt

The Company issued 823,157 shares of common stock to settle a convertible note payable to related party and accrued interest having a fair value of $71,959. There was no gain or loss recognized upon conversion. (See Note 8)

NOTE 8	CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On December 29, 2005, $92,648 of stockholder advances from the Company’s Co-Founder were converted into an unsecured convertible note payable, due December 31, 2008 (extended to December 31, 2011) and bearing interest at a rate of 6% per annum. The note could have been converted at the rate of $0.08 per share for each $1.00 of debt.  The cash offering price at that time was $0.08 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the Co-Founder exchanged $7,300 of the note payable in full payment of a subscription receivable. On March 27, 2007, the Co-Founder converted additional debt totaling $50,000 in exchange for 600,000 shares of common stock. The fair value of the common stock was $0.08 per share based upon the terms of the convertible principal note entered into on December 29, 2005. Accordingly, no gain or loss was recognized in this transaction.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

On March 1, 2007, $10,138 of a second stockholder advance from the Company’s Co-Founder was converted into an unsecured convertible note payable, due March 1, 2010 (extended to March 1, 2012) and bearing interest at a rate of 6% per annum.  The debt could have been converted at the rate of $0.10 per share for each $1.00 of debt.  There was no beneficial conversion feature recognized on the conversion.

During the year ended December 31, 2011, the remaining balance of these convertible notes of $35,348 and $10,138 in principal, respectively, and accrued interest of $26,473, was converted into 823,157 shares of common stock to settle these convertible notes. (See Note 7(E) and 10)

NOTE 9	COMMITMENTS

(A) Employment Agreements

As of December 31, 2011, the Company entered into employment agreements with employees for various terms through June 30, 2013 requiring a commitment of salaries and bonuses totaling $720,417.  These agreements are subject to various conditions including continued employment with the Company at the time of scheduled payment of bonuses.  The agreements also call for the employees to receive health benefits as well as various stock and option awards.

On October 27, 2011, the Company entered into a two-year employment agreement with its Chief Financial Officer (“CFO”), that will automatically be renewed for a successive one-year term. Pursuant to the employment agreement, the Company issued stock options to purchase an aggregate of 600,000 shares of common stock at an exercise price of $0.65 per share.  In addition, the employment agreement provides him with an annual base salary of $250,000 per year and an annual bonus of $100,000 per year.   In addition, if the CFO is terminated by the Company prior to a change in control or within one year following a change in control, the CFO shall receive the following:

●	If the termination occurs after the first 30 days of employment but before six months of employment, an amount equal to one month of base salary.
●	If the termination occurs on or after six months of employment but before 12 months of employment, an amount equal to three months of base salary.
●	If the termination occurs on or after 12 months of employment, an amount equal to six months of base salary.

The CFO will also receive $300 per month as a transportation allowance and $150 per month as a cellular telephone allowance.

On October 12, 2009, the Company authorized the issuance of 30,000 shares of common stock in 2010 and 2011 as compensation pursuant to the terms of an agreement, having a fair value of $3,500 subject to certain terms and vesting requirements being met during that time period.

In January and February 2009, the Company entered into various agreements with several employees whereby the Company is required to issue up to 300,000 shares of the Company’s common stock in various increments over the following two years subject to conditions including continued employment with the Company at the time of issuance.

On December 1, 2007, the Company entered into a one-year employment agreement with its Co-Founder, with the initial term of the employment agreement expiring on December 1, 2008. Pursuant to the employment agreement, the Company issued 300,000 shares of common stock and an option to purchase 3,000,000 shares of common stock. On January 1, 2010, the Company and its Co-Founder revised his employment agreement and agreed to issue 300,000 shares to him in exchange for cancellation of an option to purchase 3,000,000 shares that was previously issued and expensed on December 1, 2007.  The shares issued will vest upon the earlier of three years or upon a change in control in the Company due to reorganization, merger, consolidation, or sale of the Company.  In addition, the employment agreement provided him with annual compensation of $160,000 per year.  The agreement also called for the Co-Founder to receive health benefits, monthly membership  for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the Co-Founder will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  On October 10, 2008, the Company also issued 750,000 shares of common stock having a fair value of $50,000 on the date of grant.  Beginning February 28, 2009, the Co-Founder receives $750 per month as a transportation allowance.  On October 28, 2011, the Company issued 600,000 shares of common stock to its Co-Founder having a fair value of $378,000 on the date of grant.  The shares issued will vest upon the earlier of the tenth anniversary of the date of grant or a change in control. As of December 31, 2011, the employment agreement had not been extended, however the employment relationship has continued under the same terms with an increased annual salary of $190,000, effective February 1, 2011 and $225,000 effective February 1, 2012.  For the year ended December 31, 2011, the Company authorized a $150,000 bonus to its Co-Founder.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

The Company has agreed to indemnify its Co-Founder against any action or suit brought against him as a result of the performance of his job duties.

In accordance with ASC 718, the exchange of an option to purchase 3,000,000 shares for 300,000 shares was treated as a modification of an award and incremental compensation cost was measured as the excess, if any, of the fair value of the 300,000 shares issued over the fair value of the exchanged options immediately before its terms were modified, measured based on the share price and other pertinent factors at that date.

The Company has valued the exchanged options at their fair value on March 1, 2010, using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	1 year
Expected volatility:	141.34%
Risk free interest rate:	3.31%
Expected dividends:	0%

Based on the above calculation, the Company has determined that there was no additional compensation to be realized as result of this modification.

On December 13, 2006, the Company executed an employment agreement with its President and Chief Executive Officer with an initial term of the employment agreement expiring on December 1, 2007. The employment agreement was renewed for a period of one additional year through December 1, 2008, and has not been subsequently extended. As compensation for services the President and Chief Executive Officer received a salary of a salary of $210,000 in 2010 and an increased annual salary of $250,000, effective February 1, 2011 and $285,000 effective February 1, 2012. The President and Chief Executive Officer also receives health benefits, a monthly membership for a health and fitness facility as well as a complete annual physical.  For the year ended December 31, 2010, a $200,000 cash year-end bonus was also issued. For the year ended December 31, 2011, the Company also authorized a $200,000 year-end bonus. On October 28, 2011, the Company issued 4,250,000 shares of common stock having a fair value of $2,762,500 on the date of grant. The shares issued will vest upon the earlier of the tenth anniversary of the date of grant or a change in control. The Company has also agreed to indemnify its President and Chief Executive Officer against any action or suit brought against him as a result of the performance of his job duties.

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

(B) Consulting Agreements

On October 21, 2011, the Company entered into a three-year agreement with an unrelated third party to provide public relations services. At the end of the initial term, the agreement will automatically extend for an additional year.  In exchange for the services provided, the Company pays a fee of $29,000 during year one, and $28,000 per year during years two and three.

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

On June 30, 2010, the Company entered into a two-year agreement with an unrelated third party to provide certain payment-related services that commenced on September 30, 2010.   In the event of early termination by the Company, the Company will pay a termination fee to the vendor based upon a formula determined by the fees generated during the term of the agreement based on the nine months prior to termination of the agreement.

On June 1, 2010, the Company entered into a two-year consulting agreement with a related party to provide consulting services.  In exchange for the services provided, the Company pays a consulting fee of $8,000 per month and a transportation allowance of $600 per month. (See Note 10)

On March 25, 2010, the Company entered into a fifteen-month agreement with an unrelated third party to provide online monitoring and transaction services.  In exchange for the services provided, the Company pays a minimum fee of $2,500 per month and additional transaction fees based on the level of usage.

On February 1, 2010, the Company entered into a one-year legal agreement with an unrelated third party to provide legal services.  In exchange for services provided, the Company issued 300,000 shares of common stock having a fair value of $75,000 based upon fair value on the date of grant. As of December 31, 2011, $75,000 was recorded as compensation expense and $0 was recorded as deferred compensation. (See Note 7(A))

(C) Operating Lease Agreements

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

Rent expense for years ended December 31, 2011 and 2010 was $262,177 and $125,881, respectively.

As of December 31, 2011, the Company had two operating leases for its corporate office and planned on maintaining both leases under their respective terms.

At December 31, 2011, future minimum payments under non-cancelable operating leases are as follows:

December 31, 2011

2012	$305,062
2013	284,336
2014	291,444
2015	74,373
2016	-
Thereafter	-

Total	$955,215

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

 SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 10	RELATED PARTY TRANSACTIONS

On December 1, 2007, the Company entered into a one-year employment agreement with its Co-Founder, with the initial term of the employment agreement expiring on December 1, 2008. Pursuant to the employment agreement, the Company issued 300,000 shares of common stock and an option to purchase 3,000,000 shares of common stock. On January 1, 2010, the Company and its Co-Founder revised his employment agreement and agreed to issue 300,000 shares to him in exchange for cancellation of an option to purchase 3,000,000 shares that was previously issued and expensed on December 1, 2007.  The shares issued will vest upon the earlier of three years or upon a change in control in the Company due to reorganization, merger, consolidation, or sale of the Company.  In addition, the employment agreement provided him with annual compensation of $160,000 per year.  The agreement also called for the Co-Founder to receive health benefits, monthly membership  for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the Co-Founder will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  On October 10, 2008, the Company also issued 750,000 shares of common stock having a fair value of $50,000 on the date of grant.  Beginning February 28, 2009, the Co-Founder receives $750 per month as a transportation allowance.  On October 28, 2011, the Company issued 600,000 shares of common stock to its Co-Founder having a fair value of $378,000 on the date of grant.  The shares issued will vest upon the earlier of the tenth anniversary of the date of grant or a change in control. As of December 31, 2011, the employment agreement had not been extended, however the employment relationship has continued under the same terms with an increased annual salary of $190,000, effective February 1, 2011 and $225,000 effective February 1, 2012.  For the year ended December 31, 2011, the Company authorized a $150,000 bonus to its Co-Founder. (See Note 9(A))

The Company has agreed to indemnify its Co-Founder against any action or suit brought against him as a result of the performance of his job duties.  (See Note 9(A))

On December 29, 2005, $92,648 of stockholder advances from the Company’s Co-Founder were converted into an unsecured convertible note payable, due December 31, 2008 (extended to December 31, 2011) and bearing interest at a rate of 6% per annum.  The note could have been converted at the rate of $0.08 per share for each $1.00 of debt.  The cash offering price at that time was $0.08 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the Co-Founder exchanged $7,300 of the note payable in full payment of a subscription receivable. On March 27, 2007, the Co-Founder converted additional debt totaling $50,000 in exchange for 600,000 shares of common stock. The fair value of the common stock was $0.08 per share based upon the terms of the convertible note entered into on December 29, 2005. Accordingly, no gain or loss was recognized in this transaction.  At December 31, 2011, the Company had a remaining principal balance due of $35,348. (See Note 8)

On March 1, 2007, $10,138 of a second stockholder advance from the Company’s Co-Founder was converted into an unsecured convertible note payable, due March 1, 2010 (extended to March 1, 2012) and bearing interest at a rate of 6% per annum.  The debt could have been converted at the rate of $0.10 per share for each $1 of debt.  There was no beneficial conversion feature recognized on the conversion.  At December 31, 2011, the Company had a remaining principal balance of $10,138. (See Note 8)

During the year ended December 31, 2011, the remaining balance of these convertible notes of $35,348 and $10,138 in principal, respectively, and accrued interest of $26,473 was converted into $823,157 shares of common stock to settle these convertible notes. (See Note 7(E) and 8)

On June 1, 2010, the Company entered into a two-year consulting agreement with a related party to provide consulting services.  In exchange for the services provided, the Company pays a consulting fee of $8,000 per month and a transportation allowance of $600 per month. (See Note 9(B))

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 11	SUBSEQUENT EVENTS

On January 13, 2012, the Company authorized the issuance of 170,000 options having an exercise price of $1.00 per share. The options will vest equally over a four year period beginning on the first anniversary of the date of grant. The Company has valued these options at their fair value using the Black-Scholes option pricing method.

On January 17, 2012, the Company authorized the issuance of 35,000 options having an exercise price of $1.01 per share. The options will vest equally over a four year period beginning on the first anniversary of the date of grant. The Company has valued these options at their fair value using the Black-Scholes option pricing method.

On January 30, 2012, the Company authorized the issuance of 150,000 options having an exercise price of $1.47 per share. The options will vest equally over a four year period beginning on the first anniversary of the date of grant. The Company has valued these options at their fair value using the Black-Scholes option pricing method.

On January 30, 2012, the Company authorized the issuance of 150,000 options having an exercise price of $3.00 per share. The options will vest equally over a four year period beginning on the first anniversary of the date of grant. The Company has valued these options at their fair value using the Black-Scholes option pricing method.

In addition, the Company authorized a $604,000 cash bonus to its employees, President and Chief Executive Officer and Co-Founder.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2011, the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on the evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective such that the information required to be disclosed in our reports filed or submitted under the Exchange Act was: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as a result of a material weaknesses in our internal control over financial reporting related to our lack of an independent audit committee and the failure to disclose warrants issued in connection with an equity financing in a timely manner.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2011, our internal control over financial reporting was not effective because of the identification of the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, the Company determined that there were control deficiencies that constituted the following material weaknesses.

•	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

•	The Company did not disclose warrants issued in connection with an equity financing in a timely manner.

Changes in Internal Control over Financial Reporting

In connection with the audit of our 2010 financial statements, our auditors reported a material weakness related management’s failure to issue stock certificates to certain employees that met all requirements necessary to earn such shares in a timely manner.  During the fourth quarter of 2011, we remediated this material weakness.  In connection with this remediation, we issued all outstanding stock certificates to employees that had previously been awarded but not issued.  In addition, we implemented additional monitoring controls and procedures to ensure that future certificates will be issued in a timely manner. There have been no other changes in our internal control over financial reporting during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required in response to this Item 10 is contained under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K. Other information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011 and 2010
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010
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

Dated: March 30, 2012	SNAP INTERACTIVE, INC.

	By:	/s/ Clifford Lerner
Clifford Lerner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clifford Lerner	President, Chief Executive Officer and Director	March 30, 2012
Clifford Lerner	(Principal Executive Officer)

/s/ Jon D. Pedersen, Sr.	Chief Financial Officer	March 30, 2012
Jon D. Pedersen, Sr.	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

3.1
Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed February 11, 2011 by the Company with the SEC).

3.2
Certificate of Amendment to Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of the Company filed February 11, 2011 by the Company with the SEC).

3.3	Amended and Restated By-Laws of Snap Interactive, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed January 3, 2012 by the Company with the SEC).

10.1
Statement of Rights and Responsibilities, by and between Snap Interactive, Inc. and Facebook (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed March 31, 2011 by the Company with the SEC).

10.2
Registered Apple Developer Agreement, by and between Snap Interactive, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed March 31, 2011 by the Company with the SEC).

10.3
iOS Developer Program License Agreement, by and between Snap Interactive, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed March 31, 2011 by the Company with the SEC).

10.4†	Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of the Company filed February 11, 2011 by the Company with the SEC).

10.5†	Amendment No. 1 to Employment Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of the Company filed February 11, 2011 by the Issuer with the SEC).

10.6†	Amendment No. 2 to Employment Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of the Company filed February 11, 2011 by the Company with the SEC).

10.7†	Executive Employment Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed November 1, 2011 by the Company with the SEC).

10.8	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 21, 2011 by the Company with the SEC).

10.9	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed January 21, 2011 by the Company with the SEC).

10.10	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed January 21, 2011 by the Company with the SEC).

10.11	Engagement Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed January 21, 2011 by the Company with the SEC).

10.12†
Snap Interactive, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of the Company filed on May 24, 2011 by the Company with the SEC).

10.13†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of the Company filed on May 24, 2011 by the Company with the SEC).

10.14†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 of the Company filed on May 24, 2011 by the Company with the SEC).

10.15†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 of the Company filed on May 24, 2011 by the Company with the SEC).

10.16†
Amended and Restated Snap Interactive, Inc 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed on November 14, 2011 by the Company with the SEC).

10.17†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on November 14, 2011 by the Company with the SEC).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 of the Company filed February 11, 2011 by the Company with the SEC).

23.1*	Consent of Webb & Company, P.A.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

† Management contract or compensatory plan arrangement.
* Filed herewith.
** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.