Form 10-Q
period 2012-03-31
Snap Interactive, Inc
filed 2012-05-15
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2012
Common Stock, par value $0.001 per share	43,730,261

SNAP INTERACTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2012

i

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

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, and the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report on Form 10-Q, except to the extent required by federal securities laws.

Unless the context otherwise indicates, references in this report to the terms “Snap”, “we”, “our”, “us”, and the “Company” refer to Snap Interactive, Inc. and its subsidiaries.

ii

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,847,758	$2,397,828
Restricted cash	105,000	-
Credit card holdback receivable	456,482	441,840
Accounts receivable, net of allowances of $59,876 and $184,964, respectively	1,088,051	480,190
Accrued interest receivable	5,907	5,907
Investments	3,474,143	6,481,205
Prepaid expenses	180,531	96,815
Total current assets	9,157,872	9,903,785
Fixed assets and intangible assets, net	548,400	578,463
Notes receivable	130,137	138,803
Security deposits	-	19,520
Total assets	$9,836,409	$10,640,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,990,340	$1,027,841
Accrued expenses	290,268	926,623
Deferred revenue	3,430,078	3,138,406
Total current liabilities	5,710,686	5,092,870
Commitments
Stockholders' equity:
Undesignated Preferred Stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 43,730,261 and 38,580,261 shares issued, respectively, and 38,580,261 shares outstanding	38,580	38,580
Additional paid-in capital	11,517,147	11,231,864
Accumulated deficit	(7,430,004)	(5,722,743)
Total stockholders' equity	4,125,723	5,547,701
Total liabilities and stockholders' equity	$9,836,409	$10,640,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (unaudited)

	Three Months Ended
	March 31,
	2012	2011

Subscription revenue	$5,586,038	$3,723,567
Advertising revenue	159,414	13,338
Total revenue	5,745,452	3,736,905
Costs and expenses:
Programming, hosting and technology	1,156,328	454,639
Compensation	652,140	238,436
Professional fees	148,317	121,577
Advertising and marketing	4,520,241	3,371,958
General and administrative	984,220	481,505
Total costs and expenses	7,461,246	4,668,115
Loss from operations	(1,715,794)	(931,210)
Interest income, net	8,533	6,555
Other income	-	3,909
Net loss before income tax	(1,707,261)	(920,746)
Provision for income taxes	-	-
Net loss	$(1,707,261)	$(920,746)

Net loss per share:
Basic and diluted	$(0.04)	$(0.02)

Basic and diluted weighted average number of shares used in
calculating net loss per share	38,580,261	37,046,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (unaudited)

	Common Stock		Additional
	Shares	Amount	Paid- in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2011	38,580,261	$38,580	$11,231,864	$(5,722,743)	$5,547,701

Stock options granted for services	-	-	207,846	-	207,846

Stock-based compensation	-	-	77,437	-	77,437

Net loss	-	-	-	(1,707,261)	(1,707,261)

Balance at March 31, 2012	38,580,261	$38,580	$11,517,147	$(7,430,004)	$4,125,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,707,261)	$(920,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,740	5,444
Amortization of investment premium	3,212	-
Stock-based compensation expense	285,283	60,092
Loss on disposal of fixed assets	-	454
Changes in operating assets and liabilities:
Restricted cash	(105,000)	-
Credit card holdback receivable	(14,642)	(92,669)
Accounts receivable	(607,861)	(62,204)
Prepaid expense	(83,716)	(79,662)
Security deposit	19,520	-
Accounts payable and accrued expenses	326,146	(70,939)
Deferred revenue	291,672	455,109
Net cash used in operating activities	(1,559,907)	(705,121)

Cash flows from investing activities:
Purchase of fixed assets	(2,677)	(24,337)
Repayment of note receivable issued to employee	8,664	-
Reclassification of investments maturing in less than 90 days	1,753,850	-
Redemption of investments	1,250,000	-
Net cash provided by (used in) investing activities	3,009,837	(24,337)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	7,915,700
Net cash provided by financing activities	-	7,915,700

Net (decrease) increase in cash and cash equivalents	1,449,930	7,186,242

Cash and cash equivalents at beginning of year	2,397,828	3,018,876

Cash and cash equivalents at end of period	$3,847,758	$10,205,118

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$11,030	$60

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Snap Interactive, Inc. and its wholly owned subsidiaries, eTwine, Inc. and Snap Mobile Limited. The condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the financial statements contained herein do not include all the information necessary for a comprehensive presentation of financial position and results of operations. The Company believes that the disclosures are adequate to make the information presented not misleading.

The financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes to audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial data contains all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented.  The Company’s historical results are not necessarily indicative of future operating results, and the results for the three months ended March 31, 2012, are not necessarily indicative of results to be expected for the year ending December 31, 2012, or for any other period.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2012, there were no material changes to the Company’s significant accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, except as disclosed below.

Newly Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued revised authoritative guidance (Accounting Standards Update (“ASU”) No. 2009-13) covering Multiple-Deliverable Revenue Arrangements. The revised authoritative guidance amends the previous guidance on arrangements with multiple deliverables to (1) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how consideration should be allocated, (2) require an entity to allocate revenue in an arrangement using estimated selling prices ("ESP") of each deliverable if a vendor does not have vendor-specific objective evidence ("VSOE") or third-party evidence of selling price ("TPE"), (3) eliminate the residual allocation method which will be replaced by the relative selling price allocation method for all arrangements, and (4) significantly expand the disclosure requirements. The revised authoritative guidance is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. The Company adopted this revised authoritative guidance prospectively for new or materially modified arrangements beginning January 1, 2011. The adoption of this revised authoritative guidance update did not have a significant impact on the Company’s consolidated financial statements. Additionally, the Company does not currently foresee any changes to its services or pricing practices that will have a significant effect on its consolidated financial statements in periods after the initial adoption.

On May 12, 2011, the FASB issued revised authoritative guidance (ASU No. 2011-04) covering fair value measurements and disclosures. The amended guidance include provisions for (1) the application of concepts of "highest and best use" and "valuation premises", (2) an option to measure groups of offsetting assets and liabilities on a net basis, (3) incorporation of certain premiums and discounts in fair value measurements, and (4) measurement of the fair value of certain instruments classified in stockholders' equity. The revised guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this revised authoritative guidance prospectively for new or materially modified arrangements beginning January 1, 2012. The adoption of this revised authoritative guidance update did not have a significant impact on the Company’s consolidated financial statements.

On June 16, 2011, the FASB issued revised authoritative guidance (ASU No. 2011-05) covering the presentation of comprehensive income, which revises the manner in which entities present comprehensive income in their financial statements. The revised guidance removes the presentation options in the current guidance and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income, or two separate but consecutive statements. The revised authoritative guidance does not change the items that must be reported in other comprehensive income. The revised guidance is effective for interim and fiscal years beginning after December 15, 2011. The Company adopted this revised authoritative guidance prospectively for new or materially modified arrangements beginning January 1, 2012. The adoption of this revised authoritative guidance update did not have a significant impact on the Company’s consolidated financial statements.

On September 15, 2011, the FASB issued authoritative guidance (ASU 2011-08) which gives entities the option of performing a qualitative assessment of goodwill prior to calculating the fair value of a reporting unit in “step 1” of the goodwill impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test is required to be performed. The guidance is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this revised authoritative guidance prospectively for new or materially modified arrangements beginning January 1, 2012. The adoption of this revised authoritative guidance update did not have a significant impact on the Company’s consolidated financial statements.

SNAP INTERACTIVE, INC.
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

3. Restricted Cash

During the first quarter of 2012, the Company established a credit line with Chase bank related to its corporate credit cards, which required the Company to place a cash collateral guarantee of 105% of the monthly credit line of $100,000 in a CD for twelve months with an assignment of deposit hold placed on the CD for the card collateral. Accordingly, the Company has reported $105,000 as restricted cash on the balance sheet as of March 31, 2012.

4. Accounts Receivable, Net

Accounts receivable, net consisted of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(unaudited)
Accounts receivable	$1,147,927	$665,154
Less: Allowance for doubtful accounts	-	(123,392)
Less: Reserve for future chargebacks	(59,876)	(61,572)
Total accounts receivable, net	$1,088,051	$480,190

Payments for subscriptions and point purchases typically settle several days after the date of purchase. As of March 31, 2012, the amount of unsettled transactions from payment processors amounted to $489,591 as compared to $220,272 at December 31, 2011.  These amounts are included in our accounts receivable.

During the quarter ended March 31, 2012, one of the Company’s credit card processors experienced a technical problem in processing transactions for the Company, which resulted in the delayed settlement of certain recurring subscription payments.  Because of the delay, approximately $500,000 of transactions that would have normally settled during February or March 2012 settled in April 2012. These transactions are included in revenue net of any estimated chargebacks or refunds for the three months ended March 31, 2012, with a corresponding amount included in accounts receivable on the balance sheet.

5. Investments and Fair Value Measurements

As of March 31, 2012, the Company invested in marketable securities consisting solely of government securities, which are classified as held-to-maturity and carried at amortized cost. At March 31, 2012, the Company also invested in certificates of deposit.

The fair value framework under the FASB’s guidance requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

●	Level 1: Fair value measurement of the asset or liability using observable inputs such as quoted prices in active markets for identical assets or liabilities;
●
Level 2:  Fair value measurement of the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	March 31, 2012				December 31, 2011
	(Unaudited)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. government securities(1)	$497,677	$—	$—	$497,677	$—	$—	$—	$—
Certificate of deposits	1,250,000	—	—	1,250,000	—	—	—	—
Total cash equivalents	$1,747,677	$—	$—	$1,747,677	$—	$—	$—	$—
Short-term investments:
U.S. government securities(2)	$2,502,638	$—	$—	$2,502,638	$3,506,205	$—	$—	$3,506,205
Certificate of deposits	975,000	—	—	975,000	2,975,000	—	—	2,975,000
Total	$3,477,638	$—	$—	$3,477,638	$6,481,205	$—	$—	$6,481,205

(1) Includes amortization premium paid of $6,173 as of March 31, 2012.
(2) Includes amortization premiums paid of $5,773 and $8,733 as of March 31, 2012 and December 31, 2011, respectively.

Interest earned on debt securities is recorded to “Interest income, net” in the Consolidated Statement of Operations. The Company is classifying these short-term investments as held-to-maturity and has recorded them at amortized cost. The gross unrecognized holding gains and losses for the three months ended March 31, 2012 were not material. The following table summarizes the amortized cost, fair value, and weighted average yield of marketable securities and certificates of deposit:

Security Type	Maturity	Consolidated Balance Sheet Classification	Amortized Cost	Fair Value	Yield
Government Securities	30 Days	Cash and cash equivalents	$503,850	$500,330	0.48%
Certificates of Deposit	81 to 90 Days	Cash and cash equivalents	1,250,000	1,249,552	0.25%
Government Securities	91 to 214 Days	Investments (short-term)	2,508,411	2,503,025	0.48%
Certificates of Deposit	97 to 272 Days	Investments (short-term)	975,000	975,048	0.25%
		Total	$5,237,261	$5,227,955

SNAP INTERACTIVE, INC.
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

6.  Fixed Assets and Intangible Assets

Fixed assets and intangible assets consisted of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(unaudited)
Computer equipment	$139,825	$143,461
Furniture and fixtures	165,365	159,051
Leasehold improvements	329,156	329,156
Software	7,342	7,342
Website domain name	24,938	24,938
Website costs	40,500	40,500
Total fixed assets	707,126	704,448
Less: Accumulated depreciation and amortization	(158,726)	(125,985)
Total fixed assets and intangible assets, net	$548,400	$578,463

The Company only holds fixed assets in the United States.  Depreciation and amortization expense for the three months ended March 31, 2012 was $32,740 compared to $5,444 for the three months ended March 31, 2011.

7.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(unaudited)
Compensation and benefits	$187,500	$817,656
Deferred rent	96,547	102,114
Other accrued expenses	6,221	6,853
Total accrued expenses and other current liabilities	$290,268	$926,623

8. Notes Receivable

At March 31, 2012, the Company had notes receivable in the aggregate amount of $130,137 due from one current and two former employees. The Company paid taxes on stock-based compensation on the employees’ behalf during 2011 in exchange for these notes, and the outstanding amounts on the notes are secured by pledged stock certificates. The notes are due at various times during 2021 and bear interest rates between 2.80% and 3.57% per annum.

SNAP INTERACTIVE, INC.
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

9. Employee Stock Plans

The Snap Interactive, Inc. 2011 Amended and Restated Long-Term Incentive Plan (the “Plan”) was adopted, effective as of May 24, 2011, and subsequently amended and restated the Plan in its entirety on October 21, 2011. Awards under the Plan may include incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted stock units, performance stock, dividend equivalent rights, and other stock-based awards and cash-based incentive awards. The maximum number of shares of common stock that may be delivered pursuant to awards granted under the Plan is 7,500,000 shares, of which 100% may be delivered pursuant to incentive stock options.

The following table summarizes the weighted average values of the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the period presented:

Three Months Ended March 31, 2012
Expected volatility	118.66%-127.55%
Expected life of option	4 Years
Risk free interest rate	1.87%-1.89%
Expected dividend yield	-%

The following tables summarize all stock options and warrants granted to employees, consultants and investors during the three months ended March 31, 2012, and the related changes during the period.

	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at December 31, 2011	8,293,955
Granted	515,000	$1.72
Exercised	-
Forfeited	(77,000)	0.63
Balance at March 31, 2012	8,731,955
Options exercisable at March 31, 2012	6,185,000	$0.45

Of the total options granted, 6,185,000 are fully vested, exercisable and non-forfeitable under most circumstances.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants:
Balance at December 31, 2011	2,342,500	$2.50
Granted	-
Exercised	-
Forfeited	-
Balance at March 31, 2012	2,342,500	$2.50
Warrants exercisable at March 31, 2012	2,342,500	$2.50

SNAP INTERACTIVE, INC.
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

The following table summarizes information about outstanding stock options and warrants for the Company as of March 31, 2012:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
$0.00 - 0.13	4,650,000	0.72	$0.13	4,575,000	$0.13
$0.17 - 4.00	4,081,955	4.81	$0.90	1,535,000	$0. 77

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
$2.50	2,342,500	3.81	$2.50	2,342,500	$2.50

On January 13, 2012, the Company granted an option to purchase 180,000 shares of common stock at an exercise price of $1.00 per share.  The option vests equally over a four-year period.  The fair value was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected life:	4 years
Expected volatility:	119.80%
Risk free interest rate:	1.89%
Expected dividends:	0%

On January 17, 2012, the Company granted an option to purchase 35,000 shares of common stock at an exercise price of $1.01 per share.  The option vests equally over a four-year period.  The fair value was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected life:	4 years
Expected volatility:	118.66%
Risk free interest rate:	1.87%
Expected dividends:	0%

On January 30, 2012, the Company granted an option to purchase 150,000 shares of common stock at an exercise price of $1.47 per share.  The option vests equally over a four-year period.  The fair value was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected life:	4 years
Expected volatility:	127.55%
Risk free interest rate:	1.87%
Expected dividends:	0%

On January 30, 2012, the Company granted an option to purchase 150,000 shares of common stock at an exercise price of $3.00 per share.  The option vests equally over a four-year period.  The fair value was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected life:	4 years
Expected volatility:	127.55%
Risk free interest rate:	1.87%
Expected dividends:	0%

SNAP INTERACTIVE, INC.
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

10. Net Loss Per Share

Basic net loss per share is computed based upon the weighted average common shares outstanding as defined by ASC No. 260, Earnings Per Share.  Diluted net loss per share includes the dilutive effects of stock options, warrants and stock equivalents.  To the extent stock options, stock equivalents and warrants are antidilutive, they are excluded from the calculation of diluted net loss per share.  For the three months ended March 31, 2012, 8,731,955 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.  For the three months ended March 31, 2011, 8,200,000 shares issuable upon the exercise of stock options and warrants and 525,555 shares issuable upon the conversion of convertible debt, were not included in the computation of net loss per share because their inclusion would be antidilutive.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2012	2011

Numerator:
Net loss	$(1,707,261)	$(920,746)
Denominator:
Basic shares:
Weighted-average common shares outstanding	38,580,261	37,046,034
Diluted shares:
Weighted-average shares used to compute basic net loss per share	38,580,261	37,046,034
Add: Weighted average shares assumed to be issued upon conversion of convertible notes as of the date of issuance	-	-
Warrants and options as of beginning of period	-	-
Weighted-average shares used to compute diluted net loss per share	38,580,261	37,046,034

Net loss per share:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)

SNAP INTERACTIVE, INC.
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

11.  Related Party Transactions

During the three months ended March 31, 2012, there were no material changes to the Company’s transactions with related parties from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, except for the following:

During the first quarter of 2012, 5,150,000 shares of restricted stock granted to the Company’s Chief Executive Officer and Co-Founder were issued in certificate form. These shares have voting rights, but are not tradable and therefore not considered outstanding as they are not vested. Accordingly, 5,150,000 shares are noted as issued on the balance sheet.  These shares are excluded from the Company’s calculation of earnings per share.

12. Commitments

Operating Lease Agreements

On February 25, 2009, the Company executed a three-year non-cancelable operating lease for its corporate office space. The lease began on April 1, 2009 and expired on March 31, 2012. Total base rent due during the term of the lease was $313,680.

On May 23, 2011, the Company executed a 46-month non-cancelable operating lease for its new corporate office space. The lease began on June 1, 2011 and expires on March 30, 2015. Total base rent due during the term of the lease is $973,595. The Company can terminate the final five months of the lease with eight months' prior notice and the payment of unamortized costs.

Rent expense for three months ended March 31, 2012 and 2011 was $91,663 and $27,671, respectively.

At March 31, 2012, future minimum payments under non-cancelable operating leases were as follows:

March 31, 2012
2012	$208,339
2013	284,336
2014	291,444
2015	74,373
2016	-
Thereafter	-
Total	$858,492

13. Subsequent Events

On April 30, 2012, the Company authorized the issuance of 45,000 options having an exercise price of $1.42 per share. The options will vest equally over a four-year period beginning on the first anniversary of the date of grant.

On May 2, 2012, the Company authorized the issuance of 35,000 options having an exercise price of $1.45 per share. The options will vest equally over a four-year period beginning on the first anniversary of the date of grant.

On May 7, 2012, the Company authorized the issuance of 50,000 options having an exercise price of $1.39 per share. The options will vest equally over a four-year period beginning on the first anniversary of the date of grant.

On May 10, 2012, the Company authorized the issuance of 90,000 options having an exercise price of $1.61 per share. The options will vest equally over a four-year period beginning on the first anniversary of the date of grant.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2012, and with our consolidated financial statements and notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012, and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K. Aside from certain information as of December 31, 2011, all amounts herein are unaudited.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K. See “Forward-Looking Statements.”

Overview

We are an Internet company providing services in the rapidly expanding social networking and online dating markets. We have developed, own and operate a dating and social networking software application under the AreYouInterested.com brand that can be accessed on Facebook®, mobile devices such as iPhone® and Android®, as well as a stand-alone website. Our product is fully integrated across all gateways and incorporates the Facebook Connect® integration, which allows users to “connect” their Facebook identity and friends to any website. Since August 2007, AreYouInterested.com has been one of the leading dating applications on Facebook based on: (i) number of daily active users, (ii) number of monthly active users, and (iii) number of net installations (“installs”).

We primarily generate revenue from subscription fees and, as of May 7, 2012, had approximately 136,000 active subscribers. We consider a subscriber to be “active” if he or she has pre-paid for current access to premium features and the term of the subscriber’s subscription period has not yet expired. The number of our daily and monthly active users as publicly reported by AppData®, which includes non-paying users and paying subscribers, varies greatly on a daily and monthly basis, respectively, and is greater than the number of our active subscribers for the same measurement period.

We announced in February 2012 that we are focusing on rebuilding the AreYouInterested.com brand around interest-based matching and social discovery. With our network of more than 60 million net installs as of May 7, 2012 of the AreYouInterested.com application on Facebook Platform alone, along with the overwhelming amount of data that we have accumulated for several years across multiple platforms, we believe that leveraging this net install base and data in conjunction with Facebook Platform’s real-time application programming interface (“API”) allows us to create a one-of-a-kind experience for users looking to meet people with similar interests. When reporting net installations, we include the number of users that have downloaded and installed our application and exclude users that have chosen to uninstall our application. While these installs do not represent the number of paying subscribers, we believe that our resulting user base would be prohibitively expensive to replicate through traffic acquisition alone for even well-funded start-up Facebook dating applications and constitutes a significant obstacle to attracting new users and generating significant revenue.

We rely upon application development processes that are designed to enable us to rapidly and cost effectively develop our application to meet the expectations and preferences of users and the requirements of the third party platforms on which we offer our product. Expanding our presence on mobile platforms is currently a core objective for us. Although revenue opportunities on our mobile products are still in their early stages, we are investing heavily in engineering and user acquisition on our mobile products while we continue to develop such products and user acquisition costs are inexpensive. We believe that our mobile dating and social discovery application will offer significant opportunities in the future and have increased the resources allocated to this product with the goal of positioning us as a leading provider of our product. A primary component of our mobile initiatives is to continue creating a seamless experience for users of our product across multiple platforms. We believe that this approach will better position us to be a leading provider of mobile dating services in the future as web browsing and web activity shifts to smartphones and other mobile devices. As a result of these efforts, we are starting to see meaningful traction with our mobile product line, as nearly 15% of logins in March 2012 to AreYouInterested.com were made through a mobile device.

We believe we provide value to the third party platforms on which we operate by creating and maintaining user engagement on, and integrating with, the platforms, driving traffic to the platforms to generate advertising revenue for such platforms, including through the placement of advertisements on our application pages, and by directly purchasing advertising from the platforms.

Recent product highlights for the first quarter of 2012 include:
●	Adding 3.8 million new profiles to the AreYouInterested.com brand;
●	Our AreYouInterested.com iPhone application was downloaded approximately 750,000 times from the iPhone App Store;
●	Increasing mobile engagement to 15% of all unique logins during March 2012; and
●	During March 2012, we averaged over 550,000 daily sessions or visits to our mobile AreYouInterested.com platforms (including iPhone, mobile web, and Android sessions).

During the remainder of 2012, our business objectives include:
●	Rebuilding the AreYouInterested.com brand around interest-based matching and social discovery;
●
 Continuing to integrate and expand the overall product offering between the AreYouInterested.com Facebook application, AreYouInterested.com website and AreYouInterested.com iPhone and Android applications for an enhanced user experience across all platforms;

●	Increasing the amount of resources devoted to mobile initiatives and increasing usage and engagement on our mobile products;
●	Refining our marketing and statistical tracking tools; and
●	Identifying and exploring new opportunities in our rapidly evolving industry.

How We Generate Revenue

We generate the majority of our revenue through subscription fees and premium sales on our AreYouInterested.com application. Most of our revenue is generated from subscriptions originating on our AreYouInterested.com Facebook dating application, and an increasing amount of our revenue is generated through subscription sales on mobile platforms. While growing the subscription base of AreYouInterested.com on the web remains an objective, one of our core objectives for AreYouInterested.com will continue to be focused on developing mobile gateways to access AreYouInterested.com and user acquisition on mobile products. We also generate a small portion of our revenue through advertisements on our products and, until we discontinued the option in February 2012, we generated revenue from the sale of “points” that were used to purchase virtual gifts on the application and access certain other premium features.

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

We recognize revenue from monthly premium subscription fees in the month in which the services are provided. Revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During 2011, subscriptions were offered in durations of one-, three- and six-month terms. A twelve-month subscription term was added in February 2012. Longer-term plans (those with durations longer than one month) are generally available at discounted monthly rates. All subscription fees, however, are collected at the time of purchase regardless of the length of the subscription term. Revenues from multi-month subscriptions are recognized over the length of the subscription term rather than when the subscription is purchased. Pursuant to our terms of service, subscriptions automatically renew for periods of the same length as the original subscription term until subscribers terminate them.

During the first quarter of 2012 and 2011, we recognized revenue from the direct sale of “points” over two months. Users could either purchase or earn points by performing activities, such as by browsing profiles that could be used in exchange for accessing certain premium features on our applications. Determining whether the criteria for spending points had been satisfied often involved management making assumptions and judgments that may have an impact on the timing and amount of revenue we recognized in each period. In February 2012, we discontinued the sale of points and decided to focus solely on subscription and advertising revenues.

We recognize advertising revenue as earned on a click-through, impression and registration or subscription basis.

Key Metrics

Our management relies on certain performance indicators to manage and assess our business. The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our advertising and marketing efforts and assess operational efficiencies. We discuss revenue and net cash used in operating activities under ‟Results of Operations” and ‟Liquidity and Capital Resources” below. Deferred revenue, another measure of our performance, is discussed below.

	Three Months Ended
	March 31,
	2012	2011
Consolidated Statements of Operations Data:
Revenue	$5,745,452	$3,736,905

Consolidated Balance Sheets Data:
Deferred revenue at period end	$3,430,078	$2,393,024

Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(1,559,907)	$(705,121)

Deferred Revenue

Revenues from multi-month subscriptions are recognized over the length of the subscription term rather than when the subscription is purchased. Because a significant amount of the Company’s subscription sales occurred from subscriptions with a term of six or more months, the Company apportions that revenue over the duration of the subscription term even though it is collected in full at the time of purchase. The difference between the gross cash receipts collected and the recognized revenue from those sales during that reporting period will appear as deferred revenue.

Results of Operations

The following table sets forth Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues.

	Three Months Ended
	March 31,
	2012	2011
Revenue	100.0%	100.0%
Costs and expenses:
Programming, hosting and technology	20.1%	12.2%
Compensation	11.4%	6.4%
Professional fees	2.6%	3.3%
Advertising and marketing	78.7%	90.2%
General and administrative	17.1%	12.9%
Total costs and expenses	129.9%	124.9%
Loss from operations	(29.9)%	(24.9)%
Interest income, net	0.1%	0.2%
Other income	0.0%	0.1%
Net loss before income tax	(29.7)%	(24.6)%
Provision for income taxes	0.0%	0.0%
Net loss	(29.7)%	(24.6)%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue

Revenue increased to $5,745,452 for the three months ended March 31, 2012, from $3,736,905 for the three months ended March 31, 2011.  The increase in revenue is due primarily to an increase in subscription sales on the AreYouInterested.com brand in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, which we believe resulted in part from our increased advertising and marketing expense. The following table sets forth the Company’s revenue for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31,				March 31,
	2012	2011	Increase	% Increase	2012	2011
Subscription/points	$5,586,038	$3,723,567	$1,862,471	50.0%	97.2%	99.6%
Advertising	159,414	13,338	146,076	1,095.2%	2.8%	0.4%
Total revenue	$5,745,452	$3,736,905	$2,008,547	53.7%	100.0%	100.0%

Subscription/points – The results for the three months ended March 31, 2012 reflect an increase in subscription/points revenue of $1,862,471, or 50.0%, as compared to the three months ended March 31, 2011.  The increase in subscription/points revenue for the three months ended March 31, 2012, was primarily driven by an increase in our subscriber base as compared to the prior year period. Subscription/points revenue as a percentage of total revenue was 97.2% for the three months ended March 31, 2012, as compared to 99.6% for the three months ended March 31, 2011.

Advertising – The results for the three months ended March 31, 2012 reflect an increase in advertising revenue of $146,076, or 1,095.2%, as compared to the three months ended March 31, 2011. The increase in advertising revenue for the three months ended March 31, 2012 was primarily driven by an increase in revenue received from online advertising campaigns as compared to the prior year period. Advertising revenue as a percentage of total revenue was 2.8% for the three months ended March 31, 2012, as compared to 0.4% for the three months ended March 31, 2011. Advertising revenue is dependent on traffic as well as the level of inventory placed on our products.  At this time, the Company does not actively manage its advertising revenue.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2012 reflect an increase in costs and expenses of $2,793,131, or 59.8%, as compared to the three months ended March 31, 2011.  The following table presents costs and expenses for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011:

	Three Months Ended
	March 31,
	2012	2011	Increase	% Increase
Programming, hosting and technology	$1,156,328	$454,639	$701,689	154.3%
Compensation	652,140	238,436	413,704	173.5%
Professional fees	148,317	121,577	26,740	22.0%
Advertising and marketing	4,520,241	3,371,958	1,148,283	34.1%
General and administrative	984,220	481,505	502,715	104.4%
Total costs and expenses	$7,461,246	$4,668,115	$2,793,131	59.8%

Programming, Hosting and Technology – The results for the three months ended March 31, 2012 reflect an increase in programming, hosting and technology expense of $701,689, or 154.3%, as compared to the three months ended March 31, 2011.  The increase in product development expense for the three months ended March 31, 2012, was primarily driven by increased salary expenses due to expansion of our engineering and development staff as well as increased expenses related to hosting, bandwidth, and server optimization related to email deliverability. Because the markets for our application are characterized by rapid technological change, particularly in the technical capabilities of mobile phones and changing end-user preferences, continuous investment is required to innovate and to regularly update our dating and social networking application and our stand-alone website. Programming, hosting and technology expense as a percentage of revenue was 20.1% for the three months ended March 31, 2012, as compared to 12.2% for the three months ended March 31, 2011.

Compensation – The results for the three months ended March 31, 2012 reflect an increase in compensation expense, which excludes the cost of developers and programmers included in programming, hosting and technology expense above, of $413,704, or 173.5%, as compared to the three months ended March 31, 2011.  The increase in compensation expense for the three months ended March 31, 2012, was primarily driven by an increase in stock-based compensation expense and increased headcount in management and support areas compared to the first quarter of 2011. We anticipate experiencing further increases in compensation expense as we expect to hire additional employees during the remainder of 2012. Compensation expense as a percentage of revenue was 11.4% for the three months ended March 31, 2012, as compared to 6.4% for the three months ended March 31, 2011.

Professional fees – The results for the three months ended March 31, 2012 reflect an increase in professional fees of $26,740, or 22.0%, as compared to the three months ended March 31, 2011.  The increase in professional fees for the three months ended March 31, 2012, was primarily driven by an increase in professional fees, including increased legal fees, particularly in the areas of intellectual property, trademarks, consumer privacy and regulatory compliance, as well as increased accounting fees as a result of the overall expansion of our business. Professional fees as a percentage of revenue was 2.6% for the three months ended March 31, 2012, as compared to 3.3% for the three months ended March 31, 2011.

Advertising and Marketing – The results for the three months ended March 31, 2012 reflects an increase in advertising and marketing expense of $1,148,283, or 34.1%, as compared to the three months ended March 31, 2011.  The increase in advertising and marketing expense for the three months ended March 31, 2012, as compared to the prior year period, was primarily driven by an increase in user acquisition campaigns. We anticipate experiencing a lower of level of advertising and marketing expense during the second quarter of 2012 as we focus on the development of our redesigned AreYouInterested.com product but expect that our advertising and marketing expense for 2012 will exceed our advertising and marketing expense for 2011 as we continue efforts to expand our user base following the anticipated release of our redesigned product. Advertising and marketing as a percentage of revenue was 78.7% for the three months ended March 31, 2012, as compared to 90.2% for the three months ended March 31, 2011.

General and Administrative – The results for the three months ended March 31, 2012 reflect an increase in general and administrative expense of $502,715, or 104.4%, as compared to the three months ended March 31, 2011.  The increase in general and administrative expense for the three months ended March 31, 2012, as compared to the prior year period, was primarily driven by increases in transaction fees related to accepting subscription payments, including credit card processing fees and foreign currency transaction fees. General and administrative expense also increased due to increased insurance expense, recruiting expense, and increased costs associated with the overall expansion of our business. General and administrative expense as a percentage of revenue was 17.1% for the three months ended March 31, 2012, as compared to 12.9% for the three months ended March 31, 2011.

Non-Operating Income

The following table presents the components of non-operating income for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011:

	Three Months Ended
	March 31,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Interest income, net	$8,533	$6,555	$1,978	30.2%
Other income	-	3,909	(3,909)	(100.0%)
Total non-operating income	$8,533	$10,464	$(1,931)	(18.5%)

Interest Income, net

Interest income, net for the three months ended March 31, 2012 increased by $1,978 or 30.2%, as compared to $6,555 for the three months ended March 31, 2011.  Interest income, net represented 0.1% and 0.2% of total revenue for the three months ended March 31, 2012 and 2011, respectively.

Other Income

We earned no other income for the three months ended March 31, 2012, as compared to $3,909 earned for the three months ended March 31, 2011.   Other income represented 0.0% and 0.1% of total revenue for the three months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2012	2011

Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(1,559,907)	$(705,121)
Net cash provided by (used in) investing activities	3,009,837	(24,337)
Net cash provided by financing activities	-	7,915,700
Net increase in cash and cash equivalents	$1,449,930	$7,186,242

We have historically financed our operations through cash generated from our January 2011 financing, subscription fees received from our AreYouInterested.com application and online dating website, fees for premium features on our application and revenues derived from advertisements purchased on our application.

As of March 31, 2012, we had $3,847,758 in cash and cash equivalents compared to $2,397,828 as of December 31, 2011. As of March 31, 2012, we had $7,426,901 in overall liquidity including investments, as compared to $8,879,033 as of December 31, 2011, a decrease of 16.4%. Historically, our working capital has been generated through operations and equity offerings. If we continue to grow and expand our operations, our need for working capital will increase. For the remainder of 2012, we do not anticipate being profitable because, with the exception of the second quarter of 2012, we intend to increase our marketing and advertising expenditures versus the prior year period to acquire new users and we expect to hire additional employees. We further expect that our cash and cash equivalents will decrease throughout the remainder of 2012. We intend to finance our growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We believe that our cash provided from operations, cash on hand and investments will provide sufficient capital to fund our operations for the next twelve months.

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

Operating Activities

Net cash used in operating activities was $1,559,907 for the three months ended March 31, 2012, as compared to net cash used in operating activities of $705,121 for the three months ended March 31, 2011. This increase of $854,786 is primarily a result of the increase in net loss, particularly from increases in advertising and marketing expense, general and administrative expense, and programming, hosting and technology expense as described above, as well as an increase in accounts receivable. These uses of cash were offset in part by sources of cash from increases in deferred revenue and accounts payable and accrued expenses.

During the quarter ended March 31, 2012, one of the Company’s credit card processors experienced a technical problem in processing transactions for the Company, which resulted in the delayed settlement of certain recurring subscription payments.  Because of the delay, approximately $500,000 of transactions that would have normally settled during February or March 2012 settled in April 2012, which negatively impacted the Company’s net cash used in operating activities for the quarter ended March 31, 2012.  Substantially all of the affected transactions were settled in April 2012 and there will be a corresponding benefit to the Company’s net cash used in operating activities for the quarter ending June 30, 2012.

Net cash used in operating activities during the three months ended March 31, 2012, was $1,559,907, and consisted of $1,386,026 in cash used in operations and a net decrease in our operating assets and liabilities of $173,881.  Significant items impacting cash flow in the quarter included increased cash outlays relating to advertising and marketing spend, an increase in salaries and related benefits associated with the growth of our business, our annual bonus payment of $604,000 paid in February 2012 and the delay in credit card collections noted above.  These uses of cash were offset in part by increased collections on subscription revenue streams and payments received from the growth of advertising revenue during the quarter.

Net cash used in operating activities during the three months ended March 31, 2011, were $705,121, primarily as a result of $854,756 in cash used in operations, partially offset by a net increase in our operating assets and liabilities of $149,635.  Significant items impacting cash flow in the quarter included increased cash outlays relating to advertising and marketing spend, and increases in salaries and related benefits associated with the growth of our business, and our annual bonus payment of approximately $500,000 paid in February 2011.  These uses of cash were offset in part by an increase in collections on subscription revenue streams.

Investing Activities

Cash provided by (used in) investing activities for the three months ended March 31, 2012 and 2011 was $3,009,837 and ($24,337), respectively.  Cash used in investing activities included purchases of property and equipment during the three months ended March 31, 2012 and 2011, which totaled $2,677 and $24,337, respectively, and consisted primarily of computers and servers.  We continue to invest in technology hardware and software to support our growth. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development.

Redemption of investments during the three months ended March 31, 2012, totaled $1,250,000 and consisted primarily of redemptions of our certificates of deposit purchased in the prior year.  Investments maturing in 90 days or less contributed $1,753,850 to cash and cash equivalents during three months ended March 31, 2012.  Cash of $8,664 was also received during the first quarter of 2012 through the partial repayment of a note receivable issued to an employee.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2012 and 2011 was $0 and $7,915,700, respectively. Cash provided by financing activities for the first quarter of 2011 is attributable to proceeds from the issuance of common stock and warrants in January 2011, net of stock offering costs.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

During the three months ended March 31, 2012, there were no material changes to the Company’s contractual obligations and commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities on an ongoing basis. We evaluate these estimates including those related to the determination of the fair value of stock options and non-cash capital stock issuances, future chargebacks and refunds on subscription revenue, collectability of accounts receivable, and the valuation allowance on deferred tax assets. Actual results may differ from those estimates under different assumptions or conditions.

During the three months ended March 31, 2012, there were no material changes to our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2011, other than those disclosed below.

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued revised authoritative guidance (ASU No. 2009-13) covering Multiple-Deliverable Revenue Arrangements. The revised authoritative guidance amends the previous guidance on arrangements with multiple deliverables to (1) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how consideration should be allocated, (2) require an entity to allocate revenue in an arrangement using estimated selling prices ("ESP") of each deliverable if a vendor does not have vendor-specific objective evidence ("VSOE") or third-party evidence of selling price ("TPE"), (3) eliminate the residual allocation method which will be replaced by the relative selling price allocation method for all arrangements, and (4) significantly expand the disclosure requirements. The revised authoritative guidance is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. The Company adopted this revised authoritative guidance prospectively for new or materially modified arrangements beginning January 1, 2011. The adoption of this revised authoritative guidance update did not have a significant impact on the Company’s consolidated financial statements. Additionally, the Company does not currently foresee any changes to its services or pricing practices that will have a significant effect on its consolidated financial statements in periods after the initial adoption.

On May 12, 2011, the FASB issued revised authoritative guidance (ASU No. 2011-04) covering fair value measurements and disclosures. The amended guidance include provisions for (1) the application of concepts of "highest and best use" and "valuation premises", (2) an option to measure groups of offsetting assets and liabilities on a net basis, (3) incorporation of certain premiums and discounts in fair value measurements, and (4) measurement of the fair value of certain instruments classified in stockholders' equity. The revised guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this revised authoritative guidance prospectively for new or materially modified arrangements beginning January 1, 2012. The adoption of this revised authoritative guidance update did not have a significant impact on the Company’s consolidated financial statements.

On June 16, 2011, the FASB issued revised authoritative guidance (ASU No. 2011-05) covering the presentation of comprehensive income, which revises the manner in which entities present comprehensive income in their financial statements. The revised guidance removes the presentation options in the current guidance and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income, or two separate but consecutive statements. The revised authoritative guidance does not change the items that must be reported in other comprehensive income. The revised guidance is effective for interim and fiscal years beginning after December 15, 2011. The Company adopted this revised authoritative guidance prospectively for new or materially modified arrangements beginning January 1, 2012. The adoption of this revised authoritative guidance update did not have a significant impact on the Company’s consolidated financial statements.

On September 15, 2011, the FASB issued authoritative guidance (ASU 2011-08) which gives entities the option of performing a qualitative assessment of goodwill prior to calculating the fair value of a reporting unit in “step 1” of the goodwill impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test is required to be performed. The guidance is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this revised authoritative guidance prospectively for new or materially modified arrangements beginning January 1, 2012. The adoption of this revised authoritative guidance update did not have a significant impact on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‟Exchange Act”)) as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the evaluation as of the end of the period covered by this report, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011 and March 31, 2012, the Company determined that there were control deficiencies that constituted the following material weaknesses:

●	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function; and

●	During the year ended December 31, 2011, the Company did not disclose warrants issued in connection with an equity financing in a timely manner.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011. For more information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
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

3.3
Amended and Restated By-Laws of Snap Interactive, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed April 25, 2012, by the Company with the SEC).

31.1 *	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101†
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*Filed herewith.
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

SNAP INTERACTIVE, INC.

Date: May 15, 2012	By:	/s/ Clifford Lerner
Clifford Lerner Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Jon D. Pedersen, Sr.
Jon D. Pedersen, Sr. Chief Financial Officer (Principal Financial and Accounting Officer)