Form 10-Q
period 2012-06-30
Snap Interactive, Inc
filed 2012-08-06
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2012
Common Stock, par value $0.001 per share	43,730,261

SNAP INTERACTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2012

i

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “began,” “target,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to certain factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●
our heavy reliance on Facebook platform to run our application and Facebook’s ability to discontinue, limit or restrict access to its platform by us or our application, change its terms and conditions or other policies or features, including restricting methods of collecting payments and establish more favorable relationships with one or more of our competitors;

●	our ability to develop and enhance our product to remain commercially acceptable to the online dating market;
●	our ability to derive revenue from our mobile platforms;
●	we rely on a small number of our total users for nearly all of our revenue;
●	our ability to establish and maintain brand recognition;
●	the intense competition in the online dating marketplace;
●	our reliance on email campaigns to convert installs to subscribers;
●	our ability to effectively advertise our products through a variety of advertising media;
●	our ability to generate subscribers through advertising and marketing agreements with third party advertising and marketing providers;
●	our ability to effectively manage our growth, including attracting and hiring key personnel;
●	our ability to develop and market new technologies to respond to rapid technological changes;
●	our ability to anticipate and respond to changing consumer trends and preferences;
●	our ability to support our application for mobile platforms;
●	our ability to obtain additional financing to execute our business plan;
●	reliance on our chief executive officer and sole director;
●	our dependence on a single vendor to host the majority of our application traffic;
●	our reliance upon credit card processors and related merchant account approvals;
●	the increased governmental regulation of the online dating, social networking or Internet industries;
●	our ability to protect our intellectual property;
●	the potential impact of a finding that we have infringed on intellectual property rights of others;
●	the effect of programming errors or flaws in our products;
●	the effect of security breaches, computer viruses and computer hacking attacks;
●	our limited insurance coverage and the risk of uninsured claims;
●	the possibility that our users and subscribers may be harmed following interaction with other users and subscribers;
●	the risk that we would be deemed a “dating service” or an “Internet dating service” under various state regulations; and
●	other circumstances that could disrupt the functioning of our application and website.

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, and the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report on Form 10-Q, except to the extent required by federal securities laws.

Unless the context otherwise indicates, references in this report to the terms “Snap”, “we”, “our”, “us”, and the “Company” refer to Snap Interactive, Inc. and its subsidiaries.

ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,594,301	$2,397,828
Restricted cash	105,000	-
Credit card holdback receivable	473,794	441,840
Accounts receivable, net of allowances of $57,626 and $184,964, respectively	550,182	480,190
Accrued interest receivable	5,907	5,907
Investments	1,500,857	6,481,205
Prepaid expenses	193,648	96,815
Total current assets	8,423,689	9,903,785
Fixed assets and intangible assets, net	577,343	578,463
Notes receivable	131,131	138,803
Security deposits	-	19,520
Total assets	$9,132,163	$10,640,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,643,689	$1,027,841
Accrued expenses	484,142	864,983
Deferred revenue	3,654,943	3,138,406
Total current liabilities	5,782,774	5,031,230
Long term deferred rent	50,505	61,640
Commitments
Total liabilities	5,833,279	5,092,870
Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 43,730,261 and 38,580,261 shares issued, respectively, and 38,580,261 shares outstanding	38,580	38,580
Additional paid-in capital	11,841,657	11,231,864
Accumulated deficit	(8,581,353)	(5,722,743)
Total stockholders' equity	3,298,884	5,547,701
Total liabilities and stockholders' equity	$9,132,163	$10,640,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues
Subscription revenue	$5,110,907	$4,824,358	$10,696,945	$8,547,919
Advertising revenue	101,730	2,425	261,143	15,763
Total revenues	5,212,637	4,826,783	10,958,088	8,563,682
Costs and expenses:
Programming, hosting and technology	1,271,250	606,307	2,427,578	1,060,946
Compensation	788,018	220,803	1,440,159	420,027
Professional fees	183,909	166,840	332,226	288,416
Advertising and marketing	3,023,656	3,836,652	7,543,897	7,208,610
General and administrative	1,090,334	635,402	2,074,553	1,156,108
Total costs and expenses	6,357,167	5,466,004	13,818,413	10,134,107
Loss from operations	(1,144,530)	(639,221)	(2,860,325)	(1,570,425)
Interest income, net	10,067	6,353	18,600	12,908
Other income (expense)	(16,885)	-	(16,885)	3,909
Net loss before income tax	(1,151,348)	(632,868)	(2,858,610)	(1,553,608)
Provision for income taxes	-	-	-	-
Net loss	$(1,151,348)	$(632,868)	$(2,858,610)	$(1,553,608)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.02)	$(0.07)	$(0.04)

Basic and diluted weighted average number of common shares used in calculating net loss per common share	38,580,261	37,680,591	38,580,261	37,365,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited)

	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2011	38,580,261	$38,580	$11,231,864	$(5,722,743)	$5,547,701

Stock options granted for services	-	-	454,919	-	454,919

Stock-based compensation	-	-	154,874	-	154,874

Net loss	-	-	-	(2,858,610)	(2,858,610)

Balance at June 30, 2012	38,580,261	$38,580	$11,841,657	$(8,581,353)	$3,298,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,858,610)	$(1,553,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,476	12,098
Amortization of investment premium	5,348	856
Stock-based compensation expense	609,793	91,285
Loss on disposal of fixed assets	16,885	453
Changes in operating assets and liabilities:
Restricted cash	(105,000)	-
Credit card holdback receivable	(31,954)	(191,893)
Accounts receivable	(69,992)	(84,072)
Accrued interest paid	-	(5,907)
Prepaid expense	(96,833)	(135,334)
Security deposit	19,520	(1,335)
Accounts payable and accrued expenses	223,872	(163,775)
Deferred revenue	516,537	885,799
Accrued interest payable - related party	-	1,346
Net cash used in operating activities	(1,697,958)	(1,144,087)

Cash flows from investing activities:
Investments	-	(6,764,938)
Purchase of fixed assets	(88,241)	(41,289)
Repayment of note receivable issued to employee	7,672	-
Reclassification of investments maturing in less than 90 days	1,475,000	-
Redemption of investments	3,500,000	-
Net cash provided by (used in) investing activities	4,894,431	(6,806,227)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	8,003,825
Net cash provided by financing activities	-	8,003,825

Net increase in cash and cash equivalents	3,196,473	53,511

Cash and cash equivalents at beginning of year	2,397,828	3,018,876

Cash and cash equivalents at end of period	$5,594,301	$3,072,387

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$11,030	$4,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Snap Interactive, Inc. (the “Company”) and its wholly owned subsidiaries, eTwine, Inc. and Snap Mobile Limited. The condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the financial statements contained herein do not include all the information necessary for a comprehensive presentation of financial position and results of operations. The Company believes that the disclosures are adequate to make the information presented not misleading.

The financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial data contains all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented.  The Company’s historical results are not necessarily indicative of future operating results, and the results for the six months ended June 30, 2012, are not necessarily indicative of results to be expected for the year ending December 31, 2012, or for any other period.

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2012, there were no material changes to the Company’s significant accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, except as disclosed below.

Concentration of Credit Risk

At times the Company has cash in bank accounts in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company had approximately $3,121,646 and $1,561,947 in excess of FDIC insurance limits as of June 30, 2012 and December 31, 2011, respectively. The Company also had credit card holdback receivables of $473,794 and $441,840, which were held by payment processors, and $227,620 and $248,534 of which were not FDIC insured as of June 30, 2012 and December 31, 2011, respectively.

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

On September 15, 2011, the FASB issued authoritative guidance (ASU No. 2011-08), which gives companies the option of performing a qualitative assessment of goodwill prior to calculating the fair value of a reporting unit in “step 1” of the goodwill impairment test. If the company determines, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test is required to be performed. The guidance is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this revised authoritative guidance prospectively for new or materially modified arrangements beginning January 1, 2012. The adoption of this revised authoritative guidance update did not have a significant impact on the Company’s consolidated financial statements.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

3. Restricted Cash

During the six months ended June 30, 2012, the Company established a line of credit with JPMorgan Chase Bank, National Association related to the Company’s corporate credit cards, which required the Company to place a cash collateral guarantee of 105% of the monthly credit line of $100,000 in a certificate of deposit for twelve months with an assignment of deposit hold placed on the certificate of deposit as collateral. Accordingly, the Company has reported $105,000 as restricted cash on the balance sheet as of June 30, 2012.

4. Accounts Receivable, Net

Accounts receivable, net consisted of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Accounts receivable	$607,808	$665,154
Less: Allowance for doubtful accounts	-	(123,392)
Less: Reserve for future chargebacks	(57,626)	(61,572)
Total accounts receivable, net	$550,182	$480,190

Payments for subscriptions and point purchases made by credit cards typically settle several days after the date of purchase. As of June 30, 2012, the amount of unsettled transactions due from credit card payment processors amounted to $193,588, as compared to $220,272 at December 31, 2011.  As of June 30, 2012, the amount of receivable due from Apple Inc. amounted to $298,198, as compared to $176,118 at December 31, 2011.  These amounts are included in our accounts receivable.

5. Investments and Fair Value Measurements

As of June 30, 2012, the Company invested in marketable securities consisting solely of government securities, which are classified as held-to-maturity and carried at amortized cost. At June 30, 2012, the Company also invested in certificates of deposit.

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

●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	(Unaudited)				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. government securities (1)	$1,000,350	$—	$—	$1,000,350	$—	$—	$—	$—
Certificates of deposit	475,000	—	—	475,000	—	—	—	—
Total cash equivalents	$1,475,350	$—	$—	$1,475,350	$—	$—	$—	$—
Short-term investments:
U.S. government securities (2)	$1,000,507	$—	$—	$1,000,507	$3,506,205	$—	$—	$3,506,205
Certificates of deposit	500,000	—	—	500,000	2,975,000	—	—	2,975,000
Total short-term investments	$1,500,507	$—	$—	$1,500,507	$6,481,205	$—	$—	$6,481,205

(1) Includes amortization premium paid of $3,350 as of June 30, 2012.
(2) Includes amortization premiums paid of $1,828 and $8,733 as of June 30, 2012 and December 31, 2011, respectively.

Interest earned on debt securities is recorded to “Interest income, net” in the Consolidated Statement of Operations. The Company is classifying these short-term investments as held-to-maturity and has recorded them at amortized cost. The gross unrecognized holding gains and losses for the six months ended June 30, 2012 were not material. The following table summarizes the amortized cost, fair value and weighted average yield of marketable securities and certificates of deposit as of June 30. 2012 (unaudited):

Security Type	Maturity	Consolidated Balance Sheet Classification	Amortized Cost	Fair Value	Yield
Government securities	31 to 62 Days	Cash and cash equivalents	$1,003,700	$1,000,410	0.50%
Certificates of deposit	6 to 55 Days	Cash and cash equivalents	475,000	475,000	0.38%
Government securities	92 to 123 Days	Investments (short-term)	1,002,336	1,000,665	0.37%
Certificates of deposit	181 Days	Investments (short-term)	500,000	500,120	0.52%
		Total	$2,981,036	$2,976,195

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

6.  Fixed Assets and Intangible Assets, Net

Fixed assets and intangible assets, net consisted of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Computer equipment	$166,668	$143,461
Furniture and fixtures	142,856	159,051
Leasehold improvements	373,228	329,156
Software	8,037	7,342
Website domain name	24,938	24,938
Website costs	40,500	40,500
Total fixed assets	756,227	704,448
Less: Accumulated depreciation and amortization	(178,884)	(125,985)
Total fixed assets and intangible assets, net	$577,343	$578,463

The Company only holds fixed assets in the United States.  Depreciation and amortization expense for the six months ended June 30, 2012 was $72,476, as compared to $12,098 for the six months ended June 30, 2011.

7.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Compensation and benefits	$375,000	$817,656
Deferred rent	40,475	40,475
Professional fees	36,733	-
Other accrued expenses	31,934	6,852
Total accrued expenses and other current liabilities	$484,142	$864,983

8. Notes Receivable

At June 30, 2012, the Company had notes receivable in the aggregate amount of $131,131 due from one current and two former employees. The Company paid taxes on stock-based compensation on these employees’ behalf during 2011 in exchange for these notes, and the outstanding amounts on the notes are secured by pledged stock certificates. The notes are due at various times during 2021 and bear interest rates between 2.80% and 3.57% per annum.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

9. Employee Stock Plans

The Snap Interactive, Inc. 2011 Amended and Restated Long-Term Incentive Plan (the “Plan”) was adopted effective May 24, 2011, and subsequently amended and restated in its entirety on October 21, 2011. Awards under the Plan may include incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted stock units, performance stock, dividend equivalent rights, and other stock-based awards and cash-based incentive awards. The maximum number of shares of common stock that may be delivered pursuant to awards granted under the Plan is 7,500,000 shares, of which 100% may be delivered pursuant to incentive stock options.

The following table summarizes the weighted average values of the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the period presented:

Six Months Ended June 30, 2012
Expected volatility	118.66%-303.90%
Expected life of option	4-6.5 Years
Risk free interest rate	0.96%-1.89%
Expected dividend yield	0%

The following tables summarize all stock options and warrants issued to employees, consultants and investors during the six months ended June 30, 2012, and the related changes during the period.

	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at December 31, 2011	8,293,955
Granted	775,000	$1.65
Exercised	-
Forfeited	(77,000)	0.63
Balance at June 30, 2012	8,991,955
Options exercisable at June 30, 2012	6,185,000	$0.45

Of the total options granted, 6,185,000 are fully vested, exercisable and non-forfeitable under most circumstances.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants:
Balance at December 31, 2011	2,342,500	$2.50
Granted	-
Exercised	-
Forfeited	-
Balance at June 30, 2012	2,342,500	$2.50
Warrants exercisable at June 30, 2012	2,342,500	$2.50

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table summarizes information about outstanding stock options and warrants for the Company as of June 30, 2012:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2012	Weighted Average Exercise Price
$0.00 - 0.13	4,650,000	0.72	$0.13	4,650,000	$0.13
$0.17 - 4.00	4,331,955	5.24	$1.29	1,535,000	$0. 77

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2012	Weighted Average Exercise Price
$2.50	2,342,500	3.56	$2.50	2,342,500	$2.50

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

On April 30, 2012, the Company granted an option to purchase 45,000 shares of common stock at an exercise price of $1.42 per share.  The option vests equally over a four-year period.  The fair value was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected life:	6.25 years
Expected volatility:	303.90%
Risk free interest rate:	1.14%
Expected dividends:	0%

On May 2, 2012, the Company granted an option to purchase 35,000 shares of common stock at an exercise price of $1.45 per share.  The option vests equally over a four-year period.  The fair value was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected life:	6.25 years
Expected volatility:	303.49%
Risk free interest rate:	1.14%
Expected dividends:	0%

On May 7, 2012, the Company granted an option to purchase 50,000 shares of common stock at an exercise price of $1.39 per share.  The option vests equally over a four-year period.  The fair value was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected life:	6.25 years
Expected volatility:	302.88%
Risk free interest rate:	1.10%
Expected dividends:	0%

On May 10, 2012, the Company granted an option to purchase 90,000 shares of common stock at an exercise price of $1.61 per share.  The option vests equally over a four-year period.  The fair value was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected life:	6.25 years
Expected volatility:	302.39%
Risk free interest rate:	1.10%
Expected dividends:	0%

On May 16, 2012, the Company granted an option to purchase 20,000 shares of common stock at an exercise price of $1.49 per share.  The option vests equally over a four-year period.  The fair value was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected life:	6.25 years
Expected volatility:	301.72%
Risk free interest rate:	1.03%
Expected dividends:	0%

On May 23, 2012, the Company granted an option to purchase 10,000 shares of common stock at an exercise price of $1.10 per share.  The option vests equally over a four-year period.  The fair value was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected life:	6.25 years
Expected volatility:	301.12%
Risk free interest rate:	1.00%
Expected dividends:	0%

On June 27, 2012, the Company granted an option to purchase 10,000 shares of common stock at an exercise price of $1.39 per share.  The option vests equally over a four-year period.  The fair value was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected life:	6.25 years
Expected volatility:	296.57%
Risk free interest rate:	0.96%
Expected dividends:	0%

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

10. Net Loss Per Common Share

Basic net loss per common share is computed based upon the weighted average common shares outstanding as defined by Accounting Standards Codification No. 260, Earnings Per Share.  Diluted net loss per common share includes the dilutive effects of stock options, warrants and stock equivalents.  To the extent stock options, stock equivalents and warrants are antidilutive, they are excluded from the calculation of diluted net loss per common share.  For the six months ended June 30, 2012, 8,991,955 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.  For the six months ended June 30, 2011, 8,132,500 shares issuable upon the exercise of stock options and warrants and 525,555 shares issuable upon the conversion of convertible debt were not included in the computation of net loss per common share because their inclusion would be antidilutive.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Numerator:
Net loss	$(1,151,348)	$(632,868)	$(2,858,610)	$(1,553,608)
Denominator:
Basic shares:
Weighted-average common shares outstanding	38,580,261	37,680,591	38,580,261	37,365,065
Diluted shares:
Weighted-average shares used to compute basic net loss per common share	38,580,261	37,680,591	38,580,261	37,365,065
Weighted-average shares used to compute diluted net loss per common share	38,580,261	37,680,591	38,580,261	37,365,065

Net loss per common share:
Basic	$(0.03)	$(0.02)	$(0.07)	$(0.04)
Diluted	$(0.03)	$(0.02)	$(0.07)	$(0.04)

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

11.  Related Party Transactions

During the six months ended June 30, 2012, there were no material changes to the Company’s transactions with related parties from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, except for the following:

During the first quarter of 2012, 5,150,000 shares of restricted stock granted to the Company’s Chief Executive Officer and Co-Founder were issued in certificate form. These shares have voting rights, but are not tradable and therefore not considered outstanding as they are not vested. Accordingly, 5,150,000 shares are noted as issued on the Condensed Consolidated Balance Sheet at June 30, 2012.  These shares are excluded from the Company’s calculation of earnings per share.

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

Rent expense for six months ended June 30, 2012 and 2011 was $155,679 and $55,927, respectively.

13. Subsequent Events

On July 5, 2012, the Company authorized the issuance of 20,000 options having an exercise price of $1.45 per share. The options will vest equally over a four-year period beginning on the first anniversary of the date of grant.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2012, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K. Aside from certain information as of December 31, 2011, all amounts herein are unaudited.

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

Overview

We are an Internet company providing services in the expanding social networking and online dating markets. We own and operate a dating and social networking software application under the AreYouInterested.com brand that can be accessed on Facebook®, mobile devices such as iPhone® and Android®, as well as a stand-alone website. Our product is fully integrated across all gateways we offer and incorporates the Facebook Connect® integration tool, which allows users to “connect” their Facebook identity and friends to our website. Since August 2007, AreYouInterested.com has been one of the leading dating applications on Facebook based on the publicly reported number of daily and monthly active users.

We primarily generate revenue from subscription fees and, as of August 1, 2012, we had approximately 118,000 active subscribers. We consider a subscriber to be “active” if he or she has pre-paid for current access to premium features and the term of the subscriber’s subscription period has not yet expired. The number of our daily and monthly active users as publicly reported by AppData®, which includes non-paying users and paying subscribers, varies greatly on a daily and monthly basis, respectively, and is greater than the number of our active subscribers for the same measurement period.

In February 2012, we announced that we are focusing on rebuilding the AreYouInterested.com brand around interest-based matching and social discovery. As of August 1, 2012, we had more than seven million monthly active users (“MAUs”) of the AreYouInterested.com application on Facebook platform.  We believe that our extensive user base, along with the overwhelming amount of data that we have accumulated for several years across multiple platforms and data gathered in conjunction with Facebook platform’s real-time application programming interface (“API”), allows us to create a one-of-a-kind experience for users looking to meet people with similar interests. We believe that our user base has reached a critical mass, which would be prohibitively expensive to replicate through traffic acquisition alone for even well-funded start-up Facebook dating applications and constitutes a significant obstacle for new entrants to attracting new users and generating significant revenue.

During the last six months and particularly during the quarter ended June 30, 2012, we have been primarily focused on the redesign and rebuild of our AreYouInterested.com product.  As part of the development process and in preparation for the re-launch of the product, we began a number of key initiatives during the period, including:

●	aggressive hiring to build out our development and product teams;

●	investing in new technologies, software and infrastructure in order to support our new product; and

●
significantly reducing our rate of advertising and marketing expense during the second quarter of 2012 in order to conserve liquidity and better align our marketing plan to our long-term product roadmap.

While we believe that our actions will yield long-term positive results, in the short-term these actions have caused:

●	a decrease in both revenues and bookings during the second quarter of 2012 as compared to the first quarter of 2012;

●	a decrease in the number of active subscribers during the second quarter of 2012; and

●
a reduction in net loss during the second quarter of 2012 as compared to the first quarter of 2012, as the decrease in advertising and marketing expenses more than offset the effects of lower revenues and bookings.

The redesigned AreYouInterested.com product was launched to all new users in June 2012.  We are in the process of optimizing the new product and adding new features to increase user engagement and, thereby, improve rates at which installs are converted into paying subscribers.  In July 2012, we began the process of switching our existing user base to the redesigned product and expect to complete that process in August 2012.  We expect to keep our advertising and marketing expense at reduced levels during the third quarter of 2012 as we continue to prioritize the optimization of the new product, and as a result we believe that revenues and bookings may further decline in the short-term.

Our application development processes are designed to enable us to rapidly and cost effectively develop our application to meet the expectations and preferences of users and the requirements of the third party platforms on which we offer our product. Expanding our presence on mobile platforms is currently a core objective for us. Although revenue opportunities on our mobile products are still in their early stages, we are investing heavily in engineering on our mobile products while we continue to develop such products and user acquisition costs are relatively inexpensive given our user base. We believe that our mobile dating and social discovery application will offer significant opportunities in the future and have increased the resources allocated to this product with the goal of positioning us as a leading provider of this product. A primary component of our mobile initiatives is to continue creating a seamless experience for users of our product across multiple platforms. We believe that this approach will better position us to be a leading provider of mobile dating services in the future as web browsing and web activity shifts to smartphones and other mobile devices. As a result of these efforts, we have seen meaningful traction with our mobile product line, as nearly 14% of logins in June 2012 to the AreYouInterested.com brand were made through a mobile device.

The majority of our logins occur on third party platforms, such as Facebook.  We believe we provide value to these third parties by (i) creating and maintaining user engagement on, and integrating with, the platforms, (ii) driving traffic to the platforms to generate advertising revenue for such platforms, including through the placement of advertisements on our application pages, and (iii) directly purchasing advertising from the platforms.

Recent product highlights for the second quarter of 2012 include:

●	Adding 3.7 million new profiles to the AreYouInterested.com brand;
●	Providing approximately 325,000 downloads of our AreYouInterested.com iPhone application through the iPhone App Store;
●	Generating mobile engagement of approximately 14% of all unique logins during June 2012; and
●	Launching the redesigned AreYouInterested.com product to all new users in June 2012.

During the remainder of 2012, our business objectives include:

●	Migrating all users to the redesigned AreYouInterested.com product and optimizing the AreYouInterested.com brand;
●
Continuing to integrate and expand the overall product offering between the AreYouInterested.com Facebook application, AreYouInterested.com website and AreYouInterested.com iPhone and Android applications for an enhanced user experience across all platforms;

●	Increasing the amount of resources devoted to mobile initiatives and increasing user engagement on our mobile products;
●	Refining our marketing and statistical tracking tools; and
●	Identifying and exploring new opportunities in our rapidly evolving industry.

How We Generate Revenue

We generate the majority of our revenue through subscription fees and premium sales on our AreYouInterested.com application. Most of our revenue is generated from subscriptions originating on our AreYouInterested.com Facebook dating application, and an increasing amount of our revenue is being generated through subscription sales on mobile platforms. While growing the subscription base of AreYouInterested.com on the Internet remains an objective, one of our core objectives for AreYouInterested.com will continue to be focused on developing mobile gateways to access AreYouInterested.com and user acquisition on mobile products. We also generate a small portion of our revenue through advertisements on our products and, until we discontinued the option in February 2012, we generated revenue from the sale of “points” that were used to purchase virtual gifts on the application and access certain other premium features.

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

During 2011 and the first half of 2012, we recognized revenue from the direct sale of “points” over a two-month time period. Users could either purchase or earn points by performing activities, such as by browsing profiles that could be used in exchange for accessing certain premium features on our applications. Determining whether the criteria for spending points had been satisfied often involved management making assumptions and judgments that may have an impact on the timing and amount of revenue we recognized in each period. In February 2012, we discontinued the sale of points and decided to focus solely on subscription and advertising revenues.

We recognize advertising revenue as earned on a “click-through,” impression and registration or subscription basis.

Key Metrics

Our management relies on certain performance indicators to manage and assess our business. The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our advertising and marketing efforts and assess operational efficiencies. We discuss revenue and net cash used in operating activities under ‟Results of Operations” and ‟Liquidity and Capital Resources” below. Deferred revenue and bookings, additional measures of our performance, are also discussed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Consolidated Statements of Operations Data:
Total revenues	$5,212,637	$4,826,783	$10,958,088	$8,563,682

Consolidated Balance Sheets Data:
Deferred revenue at period end	$3,654,943	$2,823,714	$3,654,943	$2,823,714

Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(138,051)	$(438,966)	$(1,697,958)	$(1,144,087)

Deferred Revenue

Revenues from multi-month subscriptions are recognized over the length of the subscription term rather than when the subscription is purchased. Because a significant amount of our subscription sales occurred from subscriptions with a term of six or more months, we apportion that revenue over the duration of the subscription term even though it is collected in full at the time of purchase. The difference between the gross cash receipts collected and the recognized revenue from those sales during that reporting period is reported as deferred revenue.

Bookings

Bookings is a non-GAAP financial measure representing the aggregate dollar value of subscription fees and premium sales received during the period. We calculate bookings as subscription revenue recognized during the period plus the change in deferred revenue during the period. We record subscription revenue from subscription fees and premium sales as deferred revenue and then recognize that revenue ratably over the length of the subscription term. In addition to subscription revenue, bookings is a “top-line” financial metric that we use to manage our business.  We believe that this non-GAAP financial measure is useful in evaluating our business because we believe, as compared to subscription revenue, it is a better indicator of the subscription activity in a given period.  In addition, we use bookings to evaluate our results of operations, to assess the effectiveness of, and plan future, user acquisition campaigns.

Over the long term, the factors impacting our bookings and revenue are the same.  However, in the short term, factors exist that may cause revenue to exceed or be less than bookings in any period.  While we believe that bookings is useful in evaluating our business, it should be considered as supplemental in nature and it is not meant to be a substitute for subscription revenue recognized in accordance with the generally accepted accounting principles in the United States of America (“GAAP”).

The following table presents a reconciliation of subscription revenue to bookings for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Reconciliation of Subscription Revenue to Bookings
Subscription revenue	$5,110,907	$4,824,358	$10,696,945	$8,547,919
Change in deferred revenue	224,865	430,690	516,537	885,799
Bookings	$5,335,772	$5,255,048	$11,213,482	$9,433,718

Limitations of Bookings

Some limitations of bookings as a financial measure include that:

●	Bookings does not reflect that we defer and recognize revenue from subscription fees and premium sales over the length of the subscription term; and
●	Other companies, including companies in our industry, may calculate bookings differently or choose not to calculate bookings at all, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider bookings along with other financial performance measures, including total revenues, deferred revenue, net income (loss) and our financial results presented in accordance with GAAP.

Results of Operations

The following table sets forth Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Programming, hosting and technology	24.4%	12.6%	22.2%	12.4%
Compensation	15.1%	4.6%	13.1%	4.9%
Professional fees	3.5%	3.5%	3.0%	3.4%
Advertising and marketing	58.0%	79.5%	68.8%	84.2%
General and administrative	20.9%	13.2%	18.9%	13.5%
Total costs and expenses	122.0%	113.2%	126.1%	118.3%
Loss from operations	(22.0)%	(13.2)%	(26.1)%	(18.3)%
Interest income, net	0.2%	0.1%	0.2%	0.2%
Other income (expense)	(0.3)%	0.0%	(0.2)%	0.0%
Net loss before income tax	(22.1)%	(13.1)%	(26.1)%	(18.1)%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net loss	(22.1)%	(13.1)%	(26.1)%	(18.1)%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

Revenues increased to $5,212,637 for the three months ended June 30, 2012, from $4,826,783 for the three months ended June 30, 2011.  The increase is primarily related to increased revenue from subscription sales on the AreYouInterested.com brand in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. While marketing and advertising expenses decreased versus the prior year period, which primarily affects new subscriptions, we benefited from a higher number of recurring subscriptions versus the prior year period. The following table sets forth our revenue for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, the increase between those periods, the percentage increase between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	June 30,				June 30,
	2012	2011	Increase	% Increase	2012	2011
Subscription revenue	$5,110,907	$4,824,358	$286,549	5.9%	98.0%	99.9%
Advertising revenue	101,730	2,425	99,305	4,095.1%	2.0%	0.1%
Total revenue	$5,212,637	$4,826,783	$385,854	8.0%	100.0%	100.0%

Subscription – The results for the three months ended June 30, 2012 reflect an increase in subscription revenue of $286,549, or 5.9%, as compared to the three months ended June 30, 2011.  The increase in subscription revenue for the three months ended June 30, 2012, was primarily driven by an increase in our subscriber base as compared to the prior year period. Subscription revenue as a percentage of total revenue was 98.0% for the three months ended June 30, 2012, as compared to 99.9% for the three months ended June 30, 2011.

Advertising – The results for the three months ended June 30, 2012 reflect an increase in advertising revenue of $99,305, or 4,095.1%, as compared to the three months ended June 30, 2011. The increase in advertising revenue for the three months ended June 30, 2012 was primarily driven by an increase in revenue received from online advertising campaigns as compared to the prior year period. Advertising revenue as a percentage of total revenue was 2.0% for the three months ended June 30, 2012, as compared to 0.1% for the three months ended June 30, 2011. Advertising revenue is dependent upon traffic as well as the advertising inventory we placed on our products.  At this time, we do not actively manage our advertising revenue.

Costs and Expenses

Total costs and expenses for the three months ended June 30, 2012 reflect an increase in costs and expenses of $891,163, or 16.3%, as compared to the three months ended June 30, 2011.  The following table presents our costs and expenses for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, the increase or decrease between those periods, and the percentage increase or decrease between those periods:

	Three Months Ended
	June 30,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Programming, hosting and technology	$1,271,250	$606,307	$664,943	109.7%
Compensation	788,018	220,803	567,215	256.9%
Professional fees	183,909	166,840	17,069	10.2%
Advertising and marketing	3,023,656	3,836,652	(812,996)	(21.2)%
General and administrative	1,090,334	635,402	454,932	71.6%
Total costs and expenses	$6,357,167	$5,466,004	$891,163	16.3%

Programming, Hosting and Technology – The results for the three months ended June 30, 2012 reflect an increase in programming, hosting and technology expense of $664,943, or 109.7%, as compared to the three months ended June 30, 2011.  The increase in product development expense for the three months ended June 30, 2012, was primarily driven by increased salary expenses due to expansion of our engineering and development staff as well as increased expenses related to hosting and bandwidth, primarily to support the redesigned AreYouInterested.com product.  Because the markets for our application are characterized by rapid technological change, particularly in the technical capabilities of mobile phones and changing end-user preferences, continuous investment is required to innovate and to regularly update our dating and social networking application and our stand-alone website. Programming, hosting and technology expense as a percentage of total revenues was 24.4% for the three months ended June 30, 2012, as compared to 12.6% for the three months ended June 30, 2011.

Compensation – The results for the three months ended June 30, 2012 reflect an increase in compensation expense, which excludes the cost of developers and programmers included in programming, hosting and technology expense above, of $567,215, or 256.9%, as compared to the three months ended June 30, 2011.  The increase in compensation expense for the three months ended June 30, 2012, was primarily driven by an increase in stock-based compensation expense and increased headcount in management and support areas compared to the second quarter of 2011. We anticipate experiencing further increases in compensation expense as we expect to hire additional employees during the remainder of 2012. Compensation expense as a percentage of total revenues was 15.1% for the three months ended June 30, 2012, as compared to 4.6% for the three months ended June 30, 2011.

Professional fees – The results for the three months ended June 30, 2012 reflect an increase in professional fees of $17,069, or 10.2%, as compared to the three months ended June 30, 2011.  The increase in professional fees for the three months ended June 30, 2012, was primarily driven by an increase in professional fees, including increased legal fees, particularly in the areas of intellectual property, trademarks, consumer privacy and regulatory compliance, as well as increased accounting fees as a result of the overall expansion of our business. Professional fees as a percentage of total revenues were 3.5% for the three months ended June 30, 2012 and 2011.

Advertising and Marketing – The results for the three months ended June 30, 2012 reflects a decrease in advertising and marketing expense of $812,996, or 21.2%, as compared to the three months ended June 30, 2011.  The decrease in advertising and marketing expense for the three months ended June 30, 2012, as compared to the prior year period, was primarily driven by decreasing the number of user acquisition campaigns. During the quarter ended June 30, 2012, we significantly reduced our rate of advertising and marketing expense as compared to the prior year period as we concentrated our focus on the redesign and redevelopment of the AreYouInterested.com product.  We expect to keep our advertising and marketing expense at reduced levels during the third quarter of 2012 but expect that our advertising and marketing expense in 2012 will exceed that in 2011 as we seek to expand our user base following the anticipated release of our redesigned product. Advertising and marketing as a percentage of total revenues was 58.0% for the three months ended June 30, 2012, as compared to 79.5% for the three months ended June 30, 2011.

General and Administrative – The results for the three months ended June 30, 2012 reflect an increase in general and administrative expense of $454,932, or 71.6%, as compared to the three months ended June 30, 2011.  The increase in general and administrative expense for the three months ended June 30, 2012, as compared to the prior year period, was primarily driven by increases in recruiting expense, other employee related expenses and other increased costs associated with the overall expansion of our business. General and administrative expense as a percentage of total revenues was 20.9% for the three months ended June 30, 2012, as compared to 13.2% for the three months ended June 30, 2011.

Non-Operating Income (Expense)

The following table presents the components of non-operating income (expense) for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Three Months Ended
	June 30,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Interest income, net	$10,067	$6,353	$3,714	58.5%
Other income (expense)	(16,885)	-	(16,885)	*
Total non-operating income (expense)	$(6,818)	$6,353	$(13,171)	(207.3%)

* Not meaningful.

Interest Income, net

Interest income, net for the three months ended June 30, 2012 equaled $10,067, an increase of $3,714, or 58.5%, as compared to $6,353 for the three months ended June 30, 2011.  Interest income, net, represented 0.2% and 0.1% of total revenues for the three months ended June 30, 2012 and 2011, respectively.

Other Income (Expense)

We had fixed asset disposals totaling $16,885 for the three months ended June 30, 2012, as compared to no other expense for the three months ended June 30, 2011.  Other expense represented 0.3% and 0.0% of total revenues for the three months ended June 30, 2012 and 2011, respectively.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

Revenues increased to $10,958,088 for the six months ended June 30, 2012, from $8,563,682 for the six months ended June 30, 2011.  The increase in revenue is due primarily to an increase in subscription sales on the AreYouInterested.com brand in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, which we believe resulted in part from our increased advertising and marketing expense, as well as an increase in recurring subscription revenues compared to the prior year period. The following table sets forth our revenue for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, the increase between those two periods, the percentage increase between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Six Months Ended				Six Months Ended
	June 30,				June 30,
	2012	2011	Increase	% Increase	2012	2011
Subscription revenue	$10,696,945	$8,547,919	$2,149,026	25.1%	97.6%	99.8%
Advertising revenue	261,143	15,763	245,380	1,556.7%	2.4%	0.2%
Total revenue	$10,958,088	$8,563,682	$2,394,406	28.0%	100.0%	100.0%

Subscription – The results for the six months ended June 30, 2012 reflect an increase in subscription revenue of $2,149,026, or 25.1%, as compared to the six months ended June 30, 2011.  The increase in subscription revenue for the six months ended June 30, 2012, was primarily driven by an increase in our subscriber base as compared to the prior year period. Subscription revenue as a percentage of total revenues was 97.6% for the six months ended June 30, 2012, as compared to 99.8% for the six months ended June 30, 2011.

Advertising – The results for the six months ended June 30, 2012 reflect an increase in advertising revenue of $245,380, or 1,556.7%, as compared to the six months ended June 30, 2011. The increase in advertising revenue for the six months ended June 30, 2012 was primarily driven by an increase in revenue received from online advertising campaigns as compared to the prior year period. Advertising revenue as a percentage of total revenues was 2.4% for the six months ended June 30, 2012, as compared to 0.2% for the six months ended June 30, 2011. Advertising revenue is dependent upon traffic as well as the advertising inventory we placed on our products.  At this time, we do not actively manage our advertising revenue.

Costs and Expenses

Total costs and expenses for the six months ended June 30, 2012 reflect an increase in costs and expenses of $3,684,306, or 36.4%, as compared to the six months ended June 30, 2011.  The following table presents our costs and expenses for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, the increase between those periods and the percentage increase between those periods:

	Six Months Ended
	June 30,
	2012	2011	Increase	% Increase
Programming, hosting and technology	$2,427,578	$1,060,946	$1,366,632	128.8%
Compensation	1,440,159	420,027	1,020,132	242.9%
Professional fees	332,226	288,416	43,810	15.2%
Advertising and marketing	7,543,897	7,208,610	335,287	4.7%
General and administrative	2,074,553	1,156,108	918,445	79.4%
Total costs and expenses	$13,818,413	$10,134,107	$3,684,306	36.4%

Programming, Hosting and Technology – The results for the six months ended June 30, 2012 reflect an increase in programming, hosting and technology expense of $1,366,632, or 128.8%, as compared to the six months ended June 30, 2011.  The increase in product development expense for the six months ended June 30, 2012, was primarily driven by increased salary expenses due to expansion of our engineering and development staff as well as increased expenses related to hosting and bandwidth, primarily to support the redesigned AreYouInterested.com product.  Because the markets for our application are characterized by rapid technological change, particularly in the technical capabilities of mobile phones and changing end-user preferences, continuous investment is required to innovate and to regularly update our dating and social networking application and our stand-alone website. Programming, hosting and technology expense as a percentage of total revenues was 22.2% for the six months ended June 30, 2012, as compared to 12.4% for the six months ended June 30, 2011.

Compensation – The results for the six months ended June 30, 2012 reflect an increase in compensation expense, which excludes the cost of developers and programmers included in programming, hosting and technology expense above, of $1,020,132, or 242.9%, as compared to the six months ended June 30, 2011.  The increase in compensation expense for the six months ended June 30, 2012, was primarily driven by an increase in stock-based compensation expense and increased headcount in management and support areas compared to the first half of 2011. We anticipate experiencing further increases in compensation expense as we expect to hire additional employees during the remainder of 2012. Compensation expense as a percentage of total revenues was 13.1% for the six months ended June 30, 2012, as compared to 4.9% for the six months ended June 30, 2011.

Professional fees – The results for the six months ended June 30, 2012 reflect an increase in professional fees of $43,810, or 15.2%, as compared to the six months ended June 30, 2011.  The increase in professional fees for the six months ended June 30, 2012, was primarily driven by an increase in professional fees, including increased legal fees, particularly in the areas of intellectual property, trademarks, consumer privacy and regulatory compliance, as well as increased accounting fees as a result of the overall expansion of our business. Professional fees as a percentage of total revenues was 3.0% for the six months ended June 30, 2012, as compared to 3.4% for the six months ended June 30, 2011.

Advertising and Marketing – The results for the six months ended June 30, 2012 reflects an increase in advertising and marketing expense of $335,287, or 4.7%, as compared to the six months ended June 30, 2011.  The increase in advertising and marketing expense for the six months ended June 30, 2012, as compared to the prior year period, was primarily driven by an increase in user acquisition campaigns. During the second quarter of 2012, we significantly reduced our rate of advertising and marketing expense as compared to the prior year period as we concentrated our focus on the development of our redesigned AreYouInterested.com product.  We expect to keep our advertising and marketing expense at reduced levels during the third quarter of 2012, but expect that our advertising and marketing expense in 2012 will exceed that in 2011 as we seek to expand our user base following the anticipated release of our redesigned product. Advertising and marketing as a percentage of total revenues was 68.8% for the six months ended June 30, 2012, as compared to 84.2% for the six months ended June 30, 2011.

General and Administrative – The results for the six months ended June 30, 2012 reflect an increase in general and administrative expense of $918,445, or 79.4%, as compared to the six months ended June 30, 2011.  The increase in general and administrative expense for the six months ended June 30, 2012, as compared to the prior year period, was primarily driven by increases in transaction fees related to accepting subscription payments, including credit card processing fees and foreign currency transaction fees. General and administrative expense also increased due to increased insurance expense, recruiting expense, and increased costs associated with the overall expansion of our business. General and administrative expense as a percentage of total revenues was 18.9% for the six months ended June 30, 2012, as compared to 13.5% for the six months ended June 30, 2011.

Non-Operating Income

The following table presents the components of non-operating income for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Six Months Ended
	June 30,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Interest income, net	$18,600	$12,908	$5,692	44.1%
Other income (expense)	(16,885)	3,909	(20,794)	(532.0%)
Total non-operating income	$1,715	$16,817	$(15,102)	(89.8%)

Interest Income, net

Interest income, net for the six months ended June 30, 2012 equaled $18,600, an increase of $5,692, or 44.1%, as compared to $12,908 for the six months ended June 30, 2011.  Interest income, net, represented 0.2% of total revenues for the six months ended June 30, 2012 and 2011.

Other Income (Expense)

We had fixed asset disposals totaling $16,885 for the six months ended June 30, 2012, as compared to $3,909 of other income earned for the six months ended June 30, 2011.  Other income (expense) represented 0.2% and 0.0% of total revenues for the six months ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2012	2011

Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(1,697,958)	$(1,144,087)
Net cash provided by (used in) investing activities	4,894,431	(6,806,227)
Net cash provided by financing activities	-	8,003,825
Net increase in cash and cash equivalents	$3,196,473	$53,511

We have historically financed our operations through cash generated from our January 2011 financing, subscription fees received from our AreYouInterested.com application and online dating website, fees for premium features on our application and revenues derived from advertisements purchased on our application.

Our overall liquidity consists of cash and cash equivalents and investments.  As of June 30, 2012, we had $5,594,301 in cash and cash equivalents compared to $2,397,828 as of December 31, 2011. As of June 30, 2012, we had $1,500,857 in investments, as compared to $6,481,205 as of December 31, 2011.  Historically, our working capital has been generated through operations and equity offerings. If we continue to grow and expand our operations, our need for working capital will increase.  For the remainder of 2012, we do not anticipate being profitable because we intend to maintain our current levels of marketing and advertising expense to acquire new users and we expect to hire additional employees. We further expect that our cash and cash equivalents will decrease throughout the remainder of 2012. We intend to finance our growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We believe that our cash provided from operations, cash on hand and investments will provide sufficient capital to fund our operations for the next twelve months.

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

Operating Activities

Net cash used in operating activities was $1,697,958 for the six months ended June 30, 2012, as compared to net cash used in operating activities of $1,144,087 for the six months ended June 30, 2011. This increase of $553,871 is primarily a result of the increase in net loss, particularly from increases in programming, hosting and technology expense, compensation expense and general and administrative expense as described above, as well as an increase in prepaid expenses. These uses of cash were offset in part by sources of cash from increases in deferred revenue and accounts payable.

Net cash used in operating activities during the six months ended June 30, 2012, was $1,697,958, and consisted of $2,154,108 in cash used in operations, offset by a net increase in our operating assets and liabilities of $456,150.  Significant items impacting cash flow in the period included increased cash outlays relating to advertising and marketing spend, and an increase in salaries and related benefits associated with the growth of our business.  These uses of cash were offset in part by increased collections on subscription revenue streams, the credit card collections noted above, and payments received from the growth of advertising revenue during the quarter.

Net cash used in operating activities during the six months ended June 30, 2011, were $1,144,087, primarily as a result of $1,448,916 in cash used in operations, partially offset by a net increase in our operating assets and liabilities of $304,829.  Significant items impacting cash flow in the period included increased cash outlays relating to advertising and marketing spend and launching the WhoIsNear.com product, increases in salaries and related benefits associated with the growth of our business and our annual bonus payments of approximately $500,000 that were paid in February 2011.  These uses of cash were offset in part by an increase in collections on subscription revenues.

Investing Activities

Cash provided by (used in) investing activities for the six months ended June 30, 2012 and 2011 was $4,894,431 and ($6,806,227), respectively.  Cash used in investing activities included purchases of property and equipment totaling $88,241 and $41,289 during the six months ended June 30, 2012 and 2011, respectively, and consisted primarily of computers and servers.  We continue to invest in technology hardware and software to support our growth. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development.

Redemption of investments during the six months ended June 30, 2012 totaled $3,500,000, consisting of redemptions of our certificates of deposit and U.S. Treasury notes purchased in the prior year.  Investments maturing in less than 90 days contributed $1,475,000 to cash and cash equivalents during the six months ended June 30, 2012.  We also received cash of $7,672 during the first quarter of 2012 through the partial repayment of a note receivable issued to an employee.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2012 and 2011 was $0 and $8,003,825, respectively. Cash provided by financing activities for the first half of 2011 is attributable to proceeds from the issuance of common stock and warrants in January 2011, net of stock offering costs.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

During the six months ended June 30, 2012, there were no material changes to the Company’s contractual obligations and commitments from those disclosed in “Note 9. Commitments” in the Notes to the Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities on an ongoing basis. We evaluate these estimates including those related to the determination of the fair value of stock options and non-cash capital stock issuances, future chargebacks and refunds on subscription revenue, collectability of accounts receivable, and the valuation allowance on deferred tax assets. Actual results may differ from those estimates under different assumptions or conditions.

During the six months ended June 30, 2012, there were no material changes to our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2011, other than those disclosed below.

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued revised authoritative guidance (ASU No. 2009-13) covering Multiple-Deliverable Revenue Arrangements. The revised authoritative guidance amends the previous guidance on arrangements with multiple deliverables to (1) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how consideration should be allocated, (2) require an entity to allocate revenue in an arrangement using estimated selling prices ("ESP") of each deliverable if a vendor does not have vendor-specific objective evidence ("VSOE") or third-party evidence of selling price ("TPE"), (3) eliminate the residual allocation method which will be replaced by the relative selling price allocation method for all arrangements, and (4) significantly expand the disclosure requirements. The revised authoritative guidance is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. The Company adopted this revised authoritative guidance prospectively for new or materially modified arrangements beginning January 1, 2011. The adoption of this revised authoritative guidance update did not have a significant impact on the Company’s consolidated financial statements. Additionally, the Company does not currently foresee any changes to its services or pricing practices that will have a significant effect on its consolidated financial statements in periods after the initial adoption.

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

On September 15, 2011, the FASB issued authoritative guidance (ASU No. 2011-08), which gives companies the option of performing a qualitative assessment of goodwill prior to calculating the fair value of a reporting unit in “step 1” of the goodwill impairment test. If the company determines, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test is required to be performed. The guidance is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this revised authoritative guidance prospectively for new or materially modified arrangements beginning January 1, 2012. The adoption of this revised authoritative guidance update did not have a significant impact on the Company’s consolidated financial statements.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2012, the Company determined that there were control deficiencies that constituted the following material weaknesses:

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

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, except for the following risk factor. For more information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our Annual Report on Form 10-K.

Our stock price has been and will likely continue to be volatile, and our stock price may decline if we fail to meet the expectations of securities analysts or investors.

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed herein and those included in our Annual Report on Form 10-K, other factors that may cause volatility in our stock price include:

●	changes in expectations as to our future financial performance;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or capital commitments;

●	the timing of the launch and the popularity of new applications and enhancements to our existing application by us or our competitors;

●	the amount of advertising and marketing that is available and spent on user acquisition campaigns;

●	changes to the third party platforms on which we operate;

●	disruptions in the availability of our application or of third party platforms;

●	actual or perceived violations of privacy obligations and compromises of our subscribers’ data;

●	the entrance of new competitors in our market;

●	additions or departures of key personnel and the cost of attracting and retaining employees, including application developers and other software engineers;

●	fluctuations in the financial performance or valuation of companies perceived by investors to be comparable to us, including Facebook and Zynga; and

●	general market conditions, including market volatility.

Given our operating history and the rapidly evolving industry in which we operate, our historical operating results may not be useful in predicting our future operating results. In addition, metrics available from third parties regarding our industry and the performance of our application may not be indicative of our financial performance.

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
101†
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

SNAP INTERACTIVE, INC.

Date: August 6, 2012	By:	/s/ Clifford Lerner
Clifford Lerner Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2012	By:	/s/ Jon D. Pedersen, Sr.
Jon D. Pedersen, Sr. Chief Financial Officer (Principal Financial and Accounting Officer)