Form 10-K/A
period 2011-12-31
Snap Interactive, Inc
filed 2012-12-07
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K/A
Amendment No. 1

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

  EXPLANATORY NOTE

Snap Interactive, Inc. (together with its subsidiaries, “we,” “us,” the “Company” or “Snap Interactive”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend and restate its Annual Report on Form 10-K for the year ended December 31, 2011, originally filed on March 30, 2012 (the “Original Filing”).  For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended by the Amendment. However, this Amendment is being filed to (i) amend the disclosure contained in Item 1A. Risk Factors, (ii) amend the disclosure in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iii) amend and restate the consolidated financial statements and related disclosure in Item 8. Financial Statements and Supplementary Data, (iv) amend and restate management’s report on internal control of financial reporting and the disclosure contained in Item 9A. Controls and Procedures and (v) amend the disclosure contained in Item 15. Exhibits and Financial Statements.  In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is being filed to properly account for certain features of the Company’s common stock warrants that were issued in January 2011 in connection with an equity financing.  The Company has determined that, as prescribed under Accounting Standards Codification 480, Distinguishing Liabilities from Equity, these warrants should have been classified as liabilities on the Company’s Consolidated Balance Sheets because, according to the warrants’ terms, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders.  The proper accounting for this warrant liability requires the liability to be recorded at fair value on the Company’s Consolidated Balance Sheets, with corresponding changes in fair value to be recognized in earnings on the Company’s Consolidated Statements of Operations in each subsequent period.

For additional information regarding this restatement, see “Note 12. Restatement of Consolidated Financial Statements” in the Notes to the Consolidated Financial Statements contained in Item 8 of Part II. Item 1A of Part I, Item 7 of Part II and Item 15 of Part IV are being amended solely to make conforming changes related to the restatement.  Item 9A of Part II is being amended to amend and restate management's report on internal control our financial reporting and to disclose management’s conclusions regarding the ineffectiveness of the Company’s disclosure controls and procedures.

Except for the information described above, this Amendment does not reflect events occurring after the filing of the Original Filing and unless otherwise stated herein, the information contained in the Amendment is current only as of the time of the Original Filing.  Except as described above, no other changes have been made to the Original Filing.  Accordingly, the Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

●	we derive a portion of our revenue from mobile platforms;
●	we rely on a small number of our total users for nearly all of our revenue;
●	our ability to establish and maintain brand recognition;
●	the intense competition in the online dating marketplace;
●	our reliance on email campaigns to attract subscribers;
●	our ability to effectively advertise our products through a variety of advertising media;
●	our ability to generate subscribers through advertising and marketing agreements with third party advertising and marketing providers;
●	our ability to effectively manage our growth, including attracting and hiring key personnel;
●	our ability to develop and market new technologies to respond to rapid technological changes;
●	our ability to anticipate and respond to changing consumer trends and preferences;
●	our ability to support our application for mobile platforms;
●	our ability to obtain additional financing to execute our business plan;
●	reliance on our chief executive officer and sole director;
●	our dependence on a single vendor to host the majority of our application traffic;
●	our reliance upon credit card processors and related merchant account approvals;
●	the increased governmental regulation of the online dating, social networking or Internet industries;
●	our ability to protect our intellectual property;
●	the potential impact of a finding that we have infringed on intellectual property rights of others;
●	the effect of programming errors or flaws in our products;
●	the effect of security breaches, computer viruses and computer hacking attacks;
●	our limited insurance coverage and the risk of uninsured claims;
●	the possibility that our users and subscribers may be harmed following interaction with other users and subscribers;
●	the risk that we are deemed a dating service or an Internet dating service; and
●	other circumstances that could disrupt the functioning of our application and website.

For a more detailed discussion of these and other factors that may affect our business, see Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Amendment No. 1 to Annual Report on Form 10-K/A, except to the extent required by federal securities laws.

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

 Important factors affecting our ability to compete successfully include:

●	Our ability to hire and retain talented employees, including technical employees, executives, and marketing experts;

●	Competition for acquiring users that could result in increased user acquisition costs;

●	Reliance upon the platforms on which we build and the platforms’ ability to control our activities on such platforms; and

●	Our ability to remain innovative in our fast-changing industry.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2011, as disclosed in “Item 9A. Controls and Procedures.”   We determined that we had a material weakness with respect to warrant liability, which resulted in a restatement of our financial statements for the year ended December 31, 2011.  Failure to have effective internal controls could impair our ability to produce accurate financial statements on a timely basis and could lead to a restatement of our financial statements. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the price of our common stock could decrease and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

We intend to take action to remediate the material weaknesses and improve the effectiveness of our internal control over financial reporting. However, we can give no assurances that the measures we may take will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the Securities and Exchange Commission (the “SEC”).

The restatement of our financial statements has subjected us to additional risks and uncertainties, including the increased possibility of legal proceedings.

As a result of the restatement of our financial statements for the year ended December 31, 2011, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses, the increased possibility of legal proceedings, the review of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties, shareholder class actions or derivative actions. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

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

We have limited experience developing and supporting our application for mobile platforms.  We expect to devote substantial resources to the development and support of our mobile application, and our limited experience makes it difficult to know whether we will succeed in developing and supporting such application.  The uncertainties we face include:

●	our experience in developing and supporting our application for use primarily on Facebook may not be relevant for developing and supporting our application for mobile platforms;
●	we have limited experience working with wireless carriers, mobile platform providers and other partners whose cooperation we may need in order to be successful;
●	we may encounter difficulty in integrating features on applications developed for mobile platforms that a sufficient number of subscribers will pay for; and
●	we may need to allow for a variety of payment methods and systems based on mobile platforms, geographies and other factors.

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

Our revenue, traffic and operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance because of a variety of factors, many of which are outside of our control. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

●	changes in expectations as to our future financial performance;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or capital commitments;

●	the timing of the launch and the popularity of new applications and enhancements to our existing application by us or our competitors;

●	the amount of advertising and marketing that is available and spent on user acquisition campaigns;

●	changes to the third party platforms on which we operate;

●	disruptions in the availability of our application or of third party platforms;

●	actual or perceived violations of privacy obligations and compromises of our subscribers data;

●	the entrance of new competitors in our market whether by established companies or the entrance of new companies;

●	additions or departures of key personnel and the cost of attracting and retaining application developers and other software engineers; and

●	general market conditions, including market volatility.

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

Our key financial highlights for 2011 include:

●	Revenue increased 187% to $19,155,543 for 2011 compared to $6,668,627 for 2010; and

●	Deferred revenue at December 31, 2011 increased 62% to $3,138,406 compared to $1,937,915 at December 31, 2010.

●	Overall liquidity including investments at December 31, 2011 increased 194% to $8,879,033 compared to $3,018,876 at December 31, 2010, primarily as a result of the January 2011 financing;

●	Advertising and marketing expense increased 274% to $14,626,963 for 2011 compared to $3,906,317 for 2010; and

●	Net loss increased 37% to $1,593,173 for 2011 compared to $1,167,070 for 2010.

Our key product highlights for 2011 include:

●	Adding 14 million new profiles to the AreYouInterested.com brand;

●	Providing 1.9 million downloads of our AreYouInterested.com iPhone application from the iPhone App Store;

●	Launching a mobile web version of AreYouInterested.com; and

●	Increasing mobile engagement to 13% of all logins during December 2011.

Key Performance Indicators

Management believes that the following financial and operating measurements are key indicators of the strength of our business:

●	Subscription sales and revenue;

●	Subscriber retention rate; and

●	Website and application traffic.

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

Other income increased to $2,070,767 for the year ended December 31, 2011 from $17,359 for the year ended December 31, 2010, representing an increase of $   2,053,408, or 11,829.1%. The increase in other income was primarily due to our warrant liability, which is marked-to-market at each reporting period, with changes in fair value reported in earnings.  The mark-to-market income of $2,038,000 for the year ended December 31, 2011 represents the change in fair value of the warrant liability during the year. There was no warrant liability for the year ended December 31, 2010.

Net Loss

As a result of the foregoing, net loss increased to $1,593,173 for the year ended December 31, 2011 from a net loss of $1,167,070 for the year ended December 31, 2010, an increase in net loss of $426,103.

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

In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), the fair value of the Company’s warrants is classified as a liability on the Company’s Consolidated Balance Sheets because, according to the warrants' terms, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders.  Corresponding changes in the fair value of the warrants are recognized in earnings on the Company’s Consolidated Statements of Operations in each subsequent period.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011 AND 2010

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

PAGE	F-4	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

PAGES	F-6 -F-26	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors of:
Snap Interactive, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Snap Interactive, Inc. and Subsidiaries as of December 31, 2011 (restated) and 2010, and the related statements of operations, changes in stockholders’ equity and cash flows for the two years ended December 31, 2011 (restated) and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Snap Interactive, Inc. and Subsidiaries as of December 31, 2011 (restated) and 2010 and the results of its operations and its cash flows for the two years ended December 31, 2011 (restated) and 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12, the accompanying consolidated financial statements as of December 31, 2011, and for the year then ended have been restated.

/s/ Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 30, 2012, except for Note 12 as to which the date is December 7, 2012.

Snap Interactive, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS

	December 31, 2011	December 31, 2010
Current Assets	(As Restated)
Cash and cash equivalents	$2,397,828	$3,018,876
Credit card holdback receivable	441,840	239,452
Investments, net	6,481,205	-
Accounts receivable, net	541,762	185,585
Accrued interest receivable	5,907	-
Prepaid expenses	96,815	74,260
Total Current Assets	9,965,357	3,518,173

Furniture, fixtures, equipment and intangible assets, net	578,463	89,506

Other Assets
Notes receivable	138,803	-
Security deposits	19,520	18,185
Total Other Assets	158,323	18,185

Total Assets	$10,702,143	$3,625,864

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,027,841	$497,303
Accrued expenses	988,195	456,348
Deferred revenue	3,138,406	1,937,915
Convertible notes payable - related party	-	45,486
Accrued interest - related party	-	24,115
Total Current Liabilities	5,154,442	2,961,167
Warrant liability	937,000	-
Commitments and Contingencies
Total Liabilities	6,091,442	2,961,167
Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
38,580,261 and 33,210,756 shares issued and outstanding, respectively	38,580	33,211
Additional paid-in capital	8,256,864	2,730,659
Accumulated deficit	(3,684,743)	(2,091,570)
Less: deferred compensation	-	(7,603)
Total Stockholders' Equity	4,610,701	664,697

Total Liabilities and Stockholders' Equity	$10,702,143	$3,625,864

See accompanying notes to consolidated financial statements

Snap Interactive, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended
	December 31, 2011	December 31, 2010
	(As Restated)
Revenue	$19,155,543	$6,668,627

Costs and expenses
Programming, hosting and technology expense	2,930,536	1,581,332
Compensation expense	1,633,670	1,108,137
Professional fees	558,136	159,352
Advertising and marketing expense	14,626,963	3,906,317
General and administrative expense	3,070,178	1,085,322
Total Costs and Expenses	22,819,483	7,840,460

Loss from Operations	(3,663,940)	(1,171,833)

Other Income (Expense)
Interest expense	(2,418)	(3,732)
Mark-to-market adjustment on warrant liability	2,038,000	-
Other income	3,909	12,892
Interest income	31,276	8,199
Total Other Income (Expense)	2,070,767	17,359

Loss Before Provision For Income Taxes	(1,593,173)	(1,154,474)

Provision for Income Taxes	-	(12,596)

Net Loss	$(1,593,173)	$(1,167,070)

Net Loss Per Share - Basic and diluted	(0.04)	(0.04)

Weighted average number of shares outstanding
during the period - Basic and diluted	37,619,208	33,053,030

See accompanying notes to consolidated financial statements

Snap Interactive, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2011 and 2010

	Preferred Stock		Common Stock
	$0.001 Par Value		$0.001 Par Value		Additional			Total
					Paid-in	Accumulated	Deferred	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Equity

Balance, December 31, 2009	-	$-	32,628,969	$32,629	$2,568,652	$(924,500)	$(1,311)	$1,675,470

Deferred compensation realized	-	-	-	-	-	-	1,311	1,311

Stock options granted for services	-	-	-	-	49,293	-	-	49,293

Stock based compensation	-	-			25,243	-	-	25,243

Stock issued for services to third parties	-	-	300,000	300	74,700	-	(7,603)	67,397

Stock issued for services to employees	-	-	281,787	282	12,771	-	-	13,053

Net loss for the year ended December 31, 2010	-	-	-	-	-	(1,167,070)	-	(1,167,070)

Balance, December 31, 2010	-	-	33,210,756	33,211	2,730,659	(2,091,570)	(7,603)	664,697

Deferred compensation realized	-	-	-	-	-	-	7,603	7,603

Stock options granted for services	-	-	-	-	321,281	-	-	321,281

Stock based compensation	-	-	-	-	88,710	-	-	88,710

Stock issued for services to employees	-	-	248,848	249	(249)	-	-	-

Stock issued for services to third party	-	-	10,000	10	20,790	-	-	20,800

Stock and warrants issued for cash ($2/Sh, less stock offering costs)	-	-	4,250,000	4,250	7,911,450	-	-	7,915,700

Stock issued in exchange for warrants ($2.50/sh, less stock offering costs)	-	-	37,500	38	88,087	-	-	88,125

Warrant liability	-	-	-	-	(2,975,000)	-	-	(2,975,000)

Stock issued in exchange for convertible note payable	-	-	823,157	823	71,136	-	-	71,959

Net loss for the year ended December 31, 2011	-	-	-	-	-	(1,593,173)	-	(1,593,173)

Balance, December 31, 2011, as restated	-	$-	38,580,261	$38,580	$8,256,864	$(3,684,743)	$-	$4,610,701

See accompanying notes to consolidated financial statements

Snap Interactive, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010
Cash Flows From Operating Activities:	(As Restated)
Net Loss	$(1,593,173)	$(1,167,070)
Adjustments to reconcile net loss to net cash (used in) provided by operations
Depreciation and amortization	51,180	18,674
Amortization of investment premium	8,734	-
Stock based compensation	438,395	156,297
Mark-to-market adjustment on warrant liability	(2,038,000)	-
Loss on disposal of assets	453	720
(Increase) Decrease in:
Credit card holdback receivable	(202,388)	(224,456)
Accounts receivable	(356,177)	136,766
Accrued interest paid	(5,907)	-
Prepaid expense	(22,554)	149,111
Security deposit	(1,335)	15,250
Increase (Decrease) in:
Accounts payable and accrued expenses	1,062,381	400,844
Deferred revenue	1,200,491	1,656,866
Accrued interest payable - related party	2,358	2,692
Net Cash (Used in) Provided by Operating Activities	(1,455,542)	1,145,694

Cash Flows From Investing Activities:
Purchase of fixed assets and domain name	(540,591)	(22,267)
Notes receivable issued to employees	(138,803)	-
Purchase of investments	(6,989,937)
Redemption of investments	500,000	-
Net Cash Used In Investing Activities	(7,169,331)	(22,267)

Cash Flows From Financing Activities:
Proceeds from issuance of stock and warrants	7,915,700	-
Proceeds from exercise of common stock warrants	88,125	-
Net Cash Provided By Financing Activities	8,003,825	-

Net Increase in Cash and Cash Equivalents	(621,048)	1,123,427

Cash and Cash Equivalents at Beginning of Year	3,018,876	1,895,449

Cash and Cash Equivalents at End of Year	$2,397,828	$3,018,876

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$860
Cash paid for taxes	$4,500	$17,275

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes and accrued interest to common stock	$71,959	$-

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

Significant estimates in 2011 and 2010 included management’s evaluation for future chargebacks and refunds on subscription revenue, the valuation of stock options and non-cash capital stock issuances, certain assumptions related to the valuation of the warrant liability, collectability of accounts receivable and the valuation allowance on deferred tax assets.  Management evaluates these estimates on an ongoing basis.  Actual results may differ from these estimates under different assumptions or conditions.

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

SNAP INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

The following table sets forth the computation of basic loss per share:

	For the	For the
	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Net loss for the period	$(1,593,173)	$(1,167,070)

Weighted average number of shares outstanding	37,619,208	33,053,030

Basic net loss per share	$(0.04)	$(0.04)

The following table sets for the computation of diluted loss per share:

	For the	For the
	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Net loss for the period	$(1,593,173)	$(1,167,070)

Weighted average number of shares outstanding	37,619,208	33,053,030
Add: Weighted average shares assumed to be issued upon conversion of convertible notes as of the date of issuance	-	-
Warrants and options as of beginning of period	-	-
Weighted average number of common and common equivalent shares	37,619,208	33,053,030

Diluted net loss per share	$(0.04)	$(0.04)

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

(T) Warrant Liability

The Company issued common stock warrants in January 2011 in conjunction with an equity financing.  In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), the fair value of these warrants is classified as a liability on the Company’s Consolidated Balance Sheets because, according to the warrants' terms, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders.  Corresponding changes in the fair value of the warrants are recognized in earnings on the Company’s Consolidated Statements of Operations in each subsequent period.

(U) Restatement of Previously Issued Consolidated Financial Statements

        We have restated our consolidated financial statements as of and for the year ended December 31, 2012 as described in "Note 12—Restatement of Consolidated Financial Statements."

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

Level 3:	Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table summarizes those assets and liabilities as of December 31, 2011:

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Quoted Prices in Inactive Markets for Identical Assets	Level 3: Significant Unobservable Inputs	Total at December 31, 2011

Government securities	$3,514,938	$-	$-	$3,514,938
Less: amortization premium paid	(8,733)			(8,733)
Total government securities	$3,506,205	$-	$-	$3,506,205

Certificates of deposit	$2,975,000	$-	$-	$2,975,000

Warrant liability	$-	$-	$937,000	$937,000

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

The Company issued common stock warrants in January 2011 in conjunction with an equity financing.  In accordance with ASC 480, the fair value of these warrants is classified as a liability on the Company’s Consolidated Balance Sheets because, according to the warrants' terms, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders.  Corresponding changes in the fair value of the warrants are recognized in earnings on the Company’s Consolidated Statements of Operations in each subsequent period.

The Company’s warrant liability is carried at fair value and was classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs.  In order to calculate fair value, the Company used a custom model developed with the assistance of an independent third-party valuation expert.  This model, at each measurement date, calculated the fair value of the warrant liability using a Monte-Carlo style simulation, as the value of certain features of the warrant liability would not be captured by the standard Black-Scholes model.

The following table summarizes the values of certain assumptions used in the aforementioned custom model to estimate the fair value of the warrant liability at December 31, 2011:

December 31,
2011

Stock price	$0.65
Strike price	$2.50
Remaining contractual term (years)	4.1
Volatility	215.5%
Adjusted volatility	125.5%
Risk-free rate	0.6%
Dividend yield	0.0%

For the purposes of determining fair value, the Company used “adjusted volatility” in favor of “historical volatility” in its Monte-Carlo simulations.  We calculated the historical realized volatility of the Company using logs of the weekly stock prices over a look-back period corresponding to the remaining contractual term of the Warrants as of each Valuation Date. Due to the lack of marketability of these instruments, management translated a 10% incremental discount rate premium into reduced volatility (“volatility haircut”), to calculate the adjusted historical volatility as of each valuation date.

Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common   Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs indicates that “in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability”.

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

On December 1, 2007, the Company entered into a one-year employment agreement with its Co-Founder, with the initial term of the employment agreement expiring on December 1, 2008. Pursuant to the employment agreement, the Company issued 300,000 shares of common stock and an option to purchase 3,000,000 shares of common stock. On January 1, 2010, the Company and its Co-Founder revised his employment agreement and agreed to issue 300,000 shares to him in exchange for cancellation of an option to purchase 3,000,000 shares that was previously issued and expensed on December 1, 2007.  The shares issued will vest upon the earlier of three years or upon a change in control in the Company due to reorganization, merger, consolidation, or sale of the Company.  In addition, the employment agreement provided him with annual compensation of $160,000 per year.  The agreement also called for the Co-Founder to receive health benefits, monthly membership  for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the Co-Founder will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  On October 10, 2008, the Company also issued 750,000 shares of common stock having a fair value of $50,000 on the date of grant.  Beginning February 28, 2009, the Co-Founder receives $750 per month as a transportation allowance.  On October 28, 2011, the Company issued 600,000 shares of common stock to its Co-Founder having a fair value of $378,000 on the date of grant.  The shares issued will vest upon the earlier of the tenth anniversary of the date of grant or a change in control. As of December 31, 2011, the employment agreement had not been extended, however the employment relationship has continued under the terms described herein with an increased annual salary of $190,000, effective February 1, 2011 and $225,000 effective February 1, 2012.  For the year ended December 31, 2011, the Company authorized a $150,000 bonus to its Co-Founder.

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

On December 1, 2007, the Company entered into a one-year employment agreement with its Co-Founder, with the initial term of the employment agreement expiring on December 1, 2008. Pursuant to the employment agreement, the Company issued 300,000 shares of common stock and an option to purchase 3,000,000 shares of common stock. On January 1, 2010, the Company and its Co-Founder revised his employment agreement and agreed to issue 300,000 shares to him in exchange for cancellation of an option to purchase 3,000,000 shares that was previously issued and expensed on December 1, 2007.  The shares issued will vest upon the earlier of three years or upon a change in control in the Company due to reorganization, merger, consolidation, or sale of the Company.  In addition, the employment agreement provided him with annual compensation of $160,000 per year.  The agreement also called for the Co-Founder to receive health benefits, monthly membership  for a health and fitness facility as well as a complete annual physical.  In addition, upon a change in control of the Company, the Co-Founder will receive severance payments equal to the remaining amounts due under the employment agreement plus a minimum of two years base compensation, plus any prorated share of incentive compensation and stock options associated with any signing bonus, plus health benefits up to two years and up to $50,000 in job search costs.  On October 10, 2008, the Company also issued 750,000 shares of common stock having a fair value of $50,000 on the date of grant.  Beginning February 28, 2009, the Co-Founder receives $750 per month as a transportation allowance.  On October 28, 2011, the Company issued 600,000 shares of common stock to its Co-Founder having a fair value of $378,000 on the date of grant.  The shares issued will vest upon the earlier of the tenth anniversary of the date of grant or a change in control. As of December 31, 2011, the employment agreement had not been extended, however the employment relationship has continued under the terms described herein with an increased annual salary of $190,000, effective February 1, 2011 and $225,000 effective February 1, 2012.  For the year ended December 31, 2011, the Company authorized a $150,000 bonus to its Co-Founder. (See Note 9(A))

The Company has agreed to indemnify its Co-Founder against any action or suit brought against him as a result of the performance of his job duties.  (See Note 9(A))

On December 29, 2005, $92,648 of stockholder advances from the Company’s Co-Founder were converted into an unsecured convertible note payable, due December 31, 2008 (extended to December 31, 2011) and bearing interest at a rate of 6% per annum.  The note could have been converted at the rate of $0.08 per share for each $1.00 of debt.  The cash offering price at that time was $0.08 and therefore there was no beneficial conversion feature on the note as the market price and conversion price were equivalent.  During 2006, the Co-Founder exchanged $7,300 of the note payable in full payment of a subscription receivable. On March 27, 2007, the Co-Founder converted additional debt totaling $50,000 in exchange for 600,000 shares of common stock. The fair value of the common stock was $0.08 per share based upon the terms of the convertible note entered into on December 29, 2005. Accordingly, no gain or loss was recognized in this transaction.  At December 31, 2011, the Company had a remaining principal balance due of $35,348. (See Note 8)

On March 1, 2007, $10,138 of a second stockholder advance from the Company’s Co-Founder was converted into an unsecured convertible note payable, due March 1, 2010 (extended to March 1, 2012) and bearing interest at a rate of 6% per annum.  The debt could have been converted at the rate of $0.10 per share for each $1 of debt.  There was no beneficial conversion feature recognized on the conversion.  At December 31, 2011, the Company had a remaining principal balance of $10,138. (See Note 8)

During the year ended December 31, 2011, the remaining balance of these convertible notes of $35,348 and $10,138 in principal, respectively, and accrued interest of $26,473 was converted into $823,157 shares of common stock to settle these convertible notes. (See Note 7(E) and 8)

On June 1, 2010, the Company entered into a two-year consulting agreement with a related party to provide consulting services.  In exchange for the services provided, the Company pays a consulting fee of $8,000 per month and a transportation allowance of $600 per month. (See Note 9(B))

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

In addition, the Company authorized a $604,000 cash bonus to its employees, President and Chief Executive Officer and Co-Founder.

NOTE 12	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Restatement of Certain Consolidated Financial Statements

Our Consolidated Balance Sheet as of December 31, 2011, our Consolidated Statement of Operations for the year ended December 31, 2011, our Consolidated Statement of Changes in Stockholders' Equity for the year ended December 31, 2011 and our Consolidated Statement of Cash Flows for the year ended December 31, 2011 have been restated to correct the accounting for warrants issued as part of the Company’s January 2011 equity financing. The Company has determined that, as prescribed under Accounting Standards Codification 480, Distinguishing Liabilities from Equity , these warrants should have been classified as liabilities on the Company’s Consolidated Balance Sheet because, according to the warrants' terms, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders.  The proper accounting for this warrant liability requires the liability to be recorded at fair value on the Company’s Consolidated Balance Sheets, with corresponding changes in such fair value to be recognized in earnings on the Company’s Consolidated Statements of Operations in each subsequent period.

Accordingly, the Company has restated the financial statements referenced above to correct this error. The correction of this error did not impact the operating results of the Company or its overall liquidity.  The effects of the restatement on the Company’s consolidated financial statements are set forth in the tables below:

Consolidated Balance Sheet as of December 31, 2011:

	As Originally Reported	Effect of Restatement	As Restated
Warrant liability	$-	$937,000	$937,000
Total liabilities	5,154,442	937,000	6,091,442
Additional paid-in capital	11,231,864	(2,975,000)	8,256,864
Accumulated deficit	(5,722,743)	2,038,000	(3,684,743)
Total Stockholders' Equity	5,547,701	(937,000)	4,610,701

Consolidated Statements of Operations for the Year Ended December 31, 2011:

	As Originally Reported	Effect of Restatement	As Restated
Mark-to-market adjustment on warrant liability	$-	$2,038,000	$2,038,000
Total Other Income (Expense)	32,767	2,038,000	2,070,767
Loss Before Provision For Income Taxes	(3,631,173)	2,038,000	(1,593,173)
Net Loss	(3,631,173)	2,038,000	(1,593,173)
Net Loss Per Share - Basic and diluted	(0.10)	0.06	(0.04)

Consolidated Statement of Changes in Stockholders' Equity for the Year Ended December 31, 2011:

	As Originally Reported	Effect of Restatement	As Restated
Additional paid-in capital	$11,231,864	$(2,975,000)	$8,256,864
Accumulated deficit	(5,722,743)	2,038,000	(3,684,743)
Total Stockholders' Equity	5,547,701	(937,000)	4,610,701

Consolidated Statements of Cash Flows for the Year Ended December 31, 2011:

	As Originally Reported	Effect of Restatement	As Restated
Net Loss	$(3,631,173)	$2,038,000	$(1,593,173)
Mark-to-market adjustment on warrant liability	-	(2,038,000)	(2,038,000)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Restatement of Previously Issued Financial Statements

As we announced on November 15, 2012, our Board of Directors determined that previously issued consolidated fmancial statements for the year ended December 31, 2011 as filed on our Annual Report on Form 10-K and the quarterly periods ended March 31, 2012 and June 30, 2012 as filed in our Quarterly Reports on Form 10-Q would need to be restated (as described below).

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded in our original Annual Report on Form 10-K for the year ended December 31, 2011 that our disclosure controls and procedures were not effective such that the information required to be disclosed in our reports filed or submitted under the Exchange Act was: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as a result of a material weaknesses in our internal control over financial reporting related to our lack of an independent audit committee and the failure to disclose warrants issued in connection with an equity financing in a timely manner.

Subsequent to the evaluation made in connection with the original filing and in connection with the restatement of our financial statements included in this Amendment No. 1 to Annual Report on Form 10-K/A, our management has re-evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon that re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weaknesses in the internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2011.

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

In connection with the filing of our original Annual Report on Form 10-K for the period ended December 31, 2011 on March 30, 2012, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011, and based on that evaluation they concluded that our internal control over financial reporting was not effective. In connection with the restatement of our financial statements included in this Amendment No. 1 to Annual Report on Form 10-K/A, our management has re-evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of the end of the period covered by this report pursuant to Rule 13a-15(c) and 15d-15(c) under the Exchange Act.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that re-evaluation due to material weaknesses identified below, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2011 in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in its internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2011, the Company determined that the following items constituted material weaknesses:

•	The Company does not have policies and procedures in place to ensure the timely review, disclosure and accurate financial reporting for significant agreements and transactions.
•	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.
•
Management failed to identify, value and disclose the impact of common stock warrants and the resulting liability, which resulted in this restatement included in Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2011.

•	Management did not disclose warrants issued in connection with an equity financing in a timely manner.

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

Dated: December 7, 2012	SNAP INTERACTIVE, INC.

	By:	/s/ Clifford Lerner
Clifford Lerner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clifford Lerner	President, Chief Executive Officer and Director	December 7, 2012
Clifford Lerner	(Principal Executive Officer)

/s/ Jon D. Pedersen, Sr.	Chief Financial Officer	December 7, 2012
Jon D. Pedersen, Sr.	(Principal Financial Officer and Principal Accounting Officer)

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

10.17†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on November 14, 2011 by the Company with the SEC).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 of the Company filed February 11, 2011 by the Company with the SEC).

23.1*	Consent of Liggett, Vogt & Webb, P.A.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

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