Form 10-Q/A
period 2012-03-31
Snap Interactive, Inc
filed 2012-12-07
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

Explanatory Note

Snap Interactive, Inc. (together with its subsidiaries, “we,” “us,” the “Company” or “Snap Interactive”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, originally filed on May 15, 2012 (the “Original Filing”).  For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended by the Amendment. However, this Amendment is being filed to (i) amend the disclosure in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (ii) amend and restate the consolidated financial statements and related disclosure in Item 1. Financial Statements, (iii) amend the disclosure contained in Item 4. Controls and Procedures, (iv) amend the disclosure contained in Item 1A. Risk Factors and amend the disclosure contained in Item 6. Exhibits.  In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

For additional information regarding this restatement, see “Note 2. Restatement of Certain Consolidated Financial Statements” contained in the Notes to the Consolidated Financial Statements contained in Item 1 of Part I.  Item 2 of Part I, Item 1A of Part II and Item 6 of Part II are being amended solely to make conforming changes related to the restatement.  Item 4 of Part I is being amended to disclose management’s conclusions regarding the ineffectiveness of the Company’s disclosure controls and procedures.

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

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 1A. Risk Factors” in our Amendment No. 1 to Annual Report on Form 10-K/A, and the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Amendment No. 1 to Quarterly Report on Form 10-Q/A, except to the extent required by federal securities laws.

Unless the context otherwise indicates, references in this report to the terms “Snap”, “we”, “our”, “us”, and the “Company” refer to Snap Interactive, Inc. and its subsidiaries.

ii

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)	(As Restated)
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$3,847,758	$2,397,828
Restricted cash	105,000	-
Credit card holdback receivable	456,482	441,840
Accounts receivable, net of allowances of $59,876 and $184,964, respectively	1,088,051	480,190
Accrued interest receivable	5,907	5,907
Investments	3,474,143	6,481,205
Prepaid expenses	180,531	96,815
Total current assets	9,157,872	9,903,785
Fixed assets and intangible assets, net	548,400	578,463
Notes receivable	130,137	138,803
Security deposits	-	19,520
Total assets	$9,836,409	$10,640,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,990,340	$1,027,841
Accrued expenses	290,268	926,623
Deferred revenue	3,430,078	3,138,406
Total current liabilities	5,710,686	5,092,870
Warrant liability	2,225,375	937,000
Commitments
Total liabilities	7,936,061	6,029,870
Stockholders' equity:
Undesignated Preferred Stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 43,730,261 and 38,580,261 shares issued, respectively, and 38,580,261 shares outstanding	38,580	38,580
Additional paid-in capital	8,542,147	8,256,864
Accumulated deficit	(6,680,379)	(3,684,743)
Total stockholders' equity	1,900,348	4,610,701
Total liabilities and stockholders' equity	$9,836,409	$10,640,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(As Restated)	(As Restated)

Subscription revenue	$5,586,038	$3,723,567
Advertising revenue	159,414	13,338
Total revenue	5,745,452	3,736,905
Costs and expenses:
Programming, hosting and technology	1,156,328	454,639
Compensation	652,140	238,436
Professional fees	148,317	121,577
Advertising and marketing	4,520,241	3,371,958
General and administrative	984,220	481,505
Total costs and expenses	7,461,246	4,668,115
Loss from operations	(1,715,794)	(931,210)
Interest income, net	8,533	6,555
Mark-to-market adjustment on warrant liability	(1,288,375)	(1,356,600)
Other income	-	3,909
Net loss before income tax	(2,995,636)	(2,277,346)
Provision for income taxes	-	-
Net loss	$(2,995,636)	$(2,277,346)

Net loss per share:
Basic and diluted	$(0.08)	$(0.06)

Basic and diluted weighted average number of shares used in
calculating net loss per share	38,580,261	37,046,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited)

	Common Stock		Additional Paid- in Capital	Accumulated	Stockholders’
	Shares	Amount		Deficit	Equity
Balance at December 31, 2011, as restated	38,580,261	$38,580	$8,256,864	$(3,684,743)	$4,610,701

Stock options granted for services	-	-	207,846	-	207,846

Stock-based compensation	-	-	77,437	-	77,437

Net loss	-	-	-	(2,995,636)	(2,995,636)

Balance at March 31, 2012, as restated	38,580,261	$38,580	$8,542,147	$(6,680,379)	$1,900,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(2,995,636)	$(2,277,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,740	5,444
Amortization of investment premium	3,212	-
Stock-based compensation expense	285,283	60,092
Mark-to-market adjustment on warrant liability	1,288,375	1,356,600
Loss on disposal of fixed assets	-	454
Changes in operating assets and liabilities:
Restricted cash	(105,000)	-
Credit card holdback receivable	(14,642)	(92,669)
Accounts receivable	(607,861)	(62,204)
Prepaid expense	(83,716)	(79,662)
Security deposit	19,520	-
Accounts payable and accrued expenses	326,146	(70,939)
Deferred revenue	291,672	455,109
Net cash used in operating activities	(1,559,907)	(705,121)

Cash flows from investing activities:
Purchase of fixed assets	(2,677)	(24,337)
Repayment of note receivable issued to employee	8,664	-
Reclassification of investments maturing in less than 90 days	1,753,850	-
Redemption of investments	1,250,000	-
Net cash provided by (used in) investing activities	3,009,837	(24,337)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	7,915,700
Net cash provided by financing activities	-	7,915,700

Net (decrease) increase in cash and cash equivalents	1,449,930	7,186,242

Cash and cash equivalents at beginning of year	2,397,828	3,018,876

Cash and cash equivalents at end of period	$3,847,758	$10,205,118

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$11,030	$60

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

The financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes to the audited consolidated financial statements included in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2011, filed with the SEC on December 7, 2012.

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

Restatement of Previously Issued Consolidated Financial Statements

We have restated our consolidated financial statements as described in “Note 2. Restatement of Certain Consolidated Financial Statements.”

Note 2. Restatement of Certain Consolidated Financial Statements

Our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, our Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2012, our Consolidated Statements of Operations for the three months ended March 31, 2012 and our Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 have been restated to correct the accounting for warrants issued as part of the Company’s January 2011 equity financing.  The Company has determined that, as prescribed under Accounting Standards Codification 480, Distinguishing Liabilities from Equity, these warrants should have been classified as liabilities on the Company’s Consolidated Balance Sheet because, according to the warrants' terms, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders.  The proper accounting for this warrant liability requires the liability to be recorded at fair value on the Company’s Consolidated Balance Sheet, with corresponding changes in such fair value to be recognized in earnings on the Company’s Consolidated Statements of Operations in each subsequent period.

Accordingly, the Company has restated the financial statements referenced above to correct this error.  The correction of this error did not impact the operating results of the Company or its overall liquidity.  The effects of the restatement on the Company’s consolidated financial statements are set forth in the tables below:

Consolidated Balance Sheet as of March 31, 2012:

	As Originally Reported	Effect of Restatement	As Restated
Warrant liability	$-	$2,225,375	$2,225,375
Total liabilities	5,710,686	2,225,375	7,936,061
Additional paid-in capital	11,517,147	(2,975,000)	8,542,147
Accumulated deficit	(7,430,004)	749,625	(6,680,379)
Total stockholders' equity	4,125,723	(2,225,375)	1,900,348

Consolidated Balance Sheet as of December 31, 2011:

	As Originally Reported	Effect of Restatement	As Restated
Warrant liability	$-	$937,000	$937,000
Total liabilities	5,092,870	937,000	6,029,870
Additional paid-in capital	11,231,864	(2,975,000)	8,256,864
Accumulated deficit	(5,722,743)	2,038,000	(3,684,743)
Total stockholders' equity	5,547,701	(937,000)	4,610,701

Consolidated Statements of Operations for the Three Months Ended March 31, 2012:

	As Originally Reported	Effect of Restatement	As Restated
Mark-to-market adjustment on warrant liability	$-	$(1,288,375)	$(1,288,375)
Net loss before income tax	(1,707,261)	(1,288,375)	(2,995,636)
Net loss	(1,707,261)	(1,288,375)	(2,995,636)
Net loss per share - Basic and diluted	(0.04)	(0.03)	(0.08)

Consolidated Statements of Operations for the Three Months Ended March 31, 2011:

	As Originally Reported	Effect of Restatement	As Restated
Mark-to-market adjustment on warrant liability	$-	$(1,356,600)	$(1,356,600)
Net loss before income tax	(920,746)	(1,356,600)	(2,277,346)
Net loss	(920,746)	(1,356,600)	(2,277,346)
Net loss per share - Basic and diluted	(0.02)	(0.04)	(0.06)

Consolidated Statement of Changes in Stockholders' Equity for the Three Months Ended March 31, 2012:

	As Originally Reported	Effect of Restatement	As Restated
Additional paid-in capital as of March 31, 2012	$11,517,147	$(2,975,000)	$8,542,147
Accumulated deficit as of March 31, 2012	(7,430,004)	749,625	(6,680,379)
Total stockholders' equity as of March 31, 2012	4,125,723	(2,225,375)	1,900,348
Additional paid-in capital as of December 31, 2011	11,231,864	(2,975,000)	8,256,864
Accumulated deficit as of December 31, 2011	(5,722,743)	2,038,000	(3,684,743)
Total stockholders' equity as of December 31, 2011	5,547,701	(937,000)	4,610,701

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012:

	As Originally Reported	Effect of Restatement	As Restated
Net loss	$(1,707,261)	$(1,288,375)	$(2,995,636)
Mark-to-market adjustment on warrant liability	-	1,288,375	1,288,375

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011:

	As Originally Reported	Effect of Restatement	As Restated
Net loss	$(920,746)	$(1,356,600)	$(2,277,346)
Mark-to-market adjustment on warrant liability	-	1,356,600	1,356,600

3. Summary of Significant Accounting Policies

During the three months ended March 31, 2012, there were no material changes to the Company’s significant accounting policies from those disclosed in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2011, except as disclosed below.

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

4. Restricted Cash

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

5. Accounts Receivable, Net

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

 6. Investments and Fair Value Measurements

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

●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	March 31, 2012 (As Restated)				December 31, 2011
	(Unaudited)				(As Restated)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. government securities(1)	$497,677	$—	$—	$497,677	$—	$—	$—	$—
Certificate of deposits	1,250,000	—	—	1,250,000	—	—	—	—
Total cash equivalents	$1,747,677	$—	$—	$1,747,677	$—	$—	$—	$—
Short-term investments:
U.S. government securities(2)	$2,502,638	$—	$—	$2,502,638	$3,506,205	$—	$—	$3,506,205
Certificate of deposits	975,000	—	—	975,000	2,975,000	—	—	2,975,000
Total short-term investments	$3,477,638	$—	$—	$3,477,638	$6,481,205	$—	$—	$6,481,205
Common stock warrants:
Common stock warrants	$—	$—	$2,225,375	$2,225,375	$—	$—	$937,000	$937,000
Total common stock warrants	$—	$—	$2,225,375	$2,225,375	$—	$—	$937,000	$937,000

(1) Includes amortization premium paid of $6,173 as of March 31, 2012.
(2) Includes amortization premiums paid of $5,773 and $8,733 as of March 31, 2012 and December 31, 2011, respectively.

SNAP INTERACTIVE, INC.
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

Interest earned on debt securities is recorded to “Interest income, net” on the Consolidated Statement of Operations. The Company is classifying these short-term investments as held-to-maturity and has recorded them at amortized cost on the Consolidated Balance Sheet. The gross unrecognized holding gains and losses for the three months ended March 31, 2012 were not material. The following table summarizes the amortized cost, fair value, and weighted average yield of marketable securities and certificates of deposit as of March 31, 2012 (unaudited):

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

The following table summarizes the values of certain assumptions used in the aforementioned custom model to estimate the fair value of the warrant liability at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Stock price	$1.53	$0.65
Strike price	$2.50	$2.50
Remaining contractual term (years)	3.8	4.1
Volatility	207.6%	215.5%
Adjusted volatility	110.3%	125.5%
Risk-free rate	0.7%	0.6%
Dividend yield	0.0%	0.0%

SNAP INTERACTIVE, INC.
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.  Fixed Assets and Intangible Assets

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

8.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Compensation and benefits	$187,500	$817,656
Deferred rent	96,547	102,114
Other accrued expenses	6,221	6,853
Total accrued expenses and other current liabilities	$290,268	$926,623

9. Notes Receivable

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

10. Stock-Based Compensation

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

The following table summarizes all stock options granted to employees, consultants and investors during the three months ended March 31, 2012, and the related changes during the period.

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

SNAP INTERACTIVE, INC.
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

The following table summarizes information about outstanding stock options for the Company as of March 31, 2012:

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

SNAP INTERACTIVE, INC.
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

11. Common Stock Purchase Warrants

Equity Financing

In January 2011, we completed an equity financing that raised gross proceeds of $8,500,000 from the issuance of 4,250,000 units to certain accredited investors.  Each unit consisted of (i) one share of common stock at a price of $2.00 per share and (ii) one warrant to purchase 0.5 shares of common stock that was exercisable for five years from the date of issuance.  The warrants are exercisable any time on or before January 19, 2016 and have an exercise price of $2.50 per share.  We received $7,915,700 in net proceeds from the equity financing after deducting offering expenses of $584,300.  The exercise price of the warrants and number of shares of common stock to be received upon the exercise of the warrants are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions that occur after January 19, 2011.

We also issued warrants to purchase up to 255,000 shares of our common stock to the placement agent in January 2011 in connection with the equity financing as additional consideration for its services.  These warrants have the same terms, including exercise price, registration rights and expiration, as the warrants issued to the investors in the equity financing.

Common Stock Issued for Warrants Exercised

In April 2011, we issued 37,500 shares of our common stock and received net proceeds of $88,125 after an investor exercised common stock warrants issued in our equity financing at an exercise price of $2.50 per share.

Warrant Liability

In connection with the transaction, the Company recorded a warrant liability on its Consolidated Balance Sheet based on the estimated fair value of the common stock warrant at the issuance date. The warrants are valued at the end of each reporting period with changes recorded as a mark to market adjustment on warrant liability on the Company's Consolidated Statement of Operations. The fair value of these warrants was $2,225,375 and $937,000 at March 31, 2012 and December 31, 2011, respectively, based on a model developed with the assistance of an independent third-party valuation expert.

The mark-to-market expense on these warrants was $1,288,375 and $1,356,600 for the three months ended March 31, 2012 and March 31, 2011, respectively, and was not presented within loss from operations.

The following table summarizes warrant activity for the three months ended March 31, 2012:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants:
Balance at December 31, 2011	2,342,500	$2.50
Granted	-
Exercised	-
Forfeited	-
Balance at March 31, 2012	2,342,500	$2.50
Warrants exercisable at March 31, 2012	2,342,500	$2.50

SNAP INTERACTIVE, INC.
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

12. Net Loss Per Share

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2012	2011
	(As Restated)	(As Restated)
Numerator:
Net loss	$(2,995,636)	$(2,277,346)
Denominator:
Basic shares:
Weighted-average common shares outstanding	38,580,261	37,046,034
Diluted shares:
Weighted-average shares used to compute basic net loss per share	38,580,261	37,046,034
Add: Weighted average shares assumed to be issued upon conversion of convertible notes as of the date of issuance	-	-
Warrants and options as of beginning of period	-	-
Weighted-average shares used to compute diluted net loss per share	38,580,261	37,046,034

Net loss per share:
Basic	$(0.08)	$(0.06)
Diluted	$(0.08)	$(0.06)

SNAP INTERACTIVE, INC.
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.  Related Party Transactions

During the three months ended March 31, 2012, there were no material changes to the Company’s transactions with related parties from those disclosed in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2011, except for the following:

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

14. Commitments

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

15. Subsequent Events

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2012, and with our consolidated financial statements and notes thereto for the year ended December 31, 2011 included in our Amendment No. 1 to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on December 7, 2012, and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Amendment No. 1 to Annual Report on Form 10-K/A. Aside from certain information as of December 31, 2011, all amounts herein are unaudited.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” of our Amendment No. 1 to Annual Report on Form 10-K/A. See “Forward-Looking Statements.”

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

Results of Operations

The following table sets forth Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues.

	Three Months Ended
	March 31,
	2012	2011
	(As Restated)	(As Restated)
Revenue	100.0%	100.0%
Costs and expenses:
Programming, hosting and technology	20.1%	12.2%
Compensation	11.4%	6.4%
Professional fees	2.6%	3.3%
Advertising and marketing	78.7%	90.2%
General and administrative	17.1%	12.9%
Total costs and expenses	129.9%	124.9%
Loss from operations	(29.9)%	(24.9)%
Interest income, net	0.1%	0.2%
Mark-to-market adjustment on warrant liability	(22.4)%	(36.3)%
Other income	0.0%	0.1%
Net loss before income tax	(52.1)%	(60.9)%
Provision for income taxes	0.0%	0.0%
Net loss	(52.1)%	(60.9)%

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

Non-Operating Expense

The following table presents the components of non-operating expense for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011:

	Three Months Ended
	March 31,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
	(As Restated)	(As Restated)
Interest income, net	$8,533	$6,555	$1,978	30.2%
Mark-to-market adjustment on warrant liability	(1,288,375)	(1,356,600)	(68,225)	(5.0%)
Other income	-	3,909	(3,909)	(100.0%)
Total non-operating expense	$(1,279,842)	(1,346,136)	$(66,294)	(4.9%)

Interest Income, net

Interest income, net for the three months ended March 31, 2012 increased by $1,978 or 30.2%, as compared to $6,555 for the three months ended March 31, 2011.  Interest income, net represented 0.1% and 0.2% of total revenue for the three months ended March 31, 2012 and 2011, respectively.

Mark-to-Market Adjustment on Warrant Liability

Our warrant liability is marked-to-market at each reporting period, with changes in fair value reported in earnings.  The mark-to-market expense of $1,288,375 and $1,356,600 for the three months ended March 31, 2012 and March 31, 2011, respectively, represent the changes in fair value of the warrant liability during those periods.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2012, there were no material changes to the Company’s contractual obligations and commitments from those disclosed in “Note 9. Commitments” in the Notes to the Condensed Consolidated Financial Statements included in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2011, filed with the SEC on December 7, 2012, which is hereby incorporated by reference herein.

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

During the three months ended March 31, 2012, there were no material changes to our significant accounting policies from those contained in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2011, filed with the SEC on December 7, 2012, which is hereby incorporated by reference herein, other than those disclosed below.

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

ITEM 4. CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements

As we announced on November 15, 2012, our Board of Directors determined that previously issued consolidated financial statements for the year ended December 31, 2011 as filed on our Annual Report on Form 10-K and the quarterly periods ended March 31, 2012 and June 30, 2012 as filed in our Quarterly Reports on Form 10-Q would need to be restated (as described below).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded in our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Subsequent to the evaluation made in the original filing and in connection with the restatement of our financial statements included in this Amendment No. 1 to Quarterly Report on Form 10-Q/A, our management has re-evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures.  Based upon that re-evaluation, our chief executive officer and chief financial officer concluded that because of the material weaknesses in the internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2012, the Company determined that the following items constituted material weaknesses:

●	The Company does not have policies and procedures in place to ensure the timely review, disclosure and accurate financial reporting for significant agreements and transactions.

●	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

●
Management failed to identify, value and disclose the impact of common stock warrants and the resulting liability, which resulted in this restatement in Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012.

●	Management did not disclose warrants issued in connection with an equity financing in a timely manner.

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

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A.  Risk Factors” of our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2011, except for the following risk factors. For more information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our Amendment No. 1 to Annual Report on Form 10-K/A.

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

We have identified material weaknesses in our internal control over financial reporting as of March 31, 2012, as disclosed in “Item 4. Controls and Procedures.”   We determined that we had a material weakness with respect to warrant liability, which resulted in a restatement of our financial statements for the year ended December 31, 2011, and for the quarter ended March 31, 2012.  Failure to have effective internal controls could impair our ability to produce accurate financial statements on a timely basis and could lead to a restatement of our financial statements. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the price of our common stock could decrease and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

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

As a result of the restatement of our financial statements for the year ended December 31, 2011 and our financial statements for the quarter ended March 31, 2012, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses, the increased possibility of legal proceedings, the review of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties, shareholder class actions or derivative actions. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

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
101†
The following materials from the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

SNAP INTERACTIVE, INC.

Date: December 7, 2012	By:	/s/ Clifford Lerner
Clifford Lerner Chief Executive Officer (Principal Executive Officer)

Date: December 7, 2012	By:	/s/ Jon D. Pedersen, Sr.
Jon D. Pedersen, Sr. Chief Financial Officer (Principal Financial and Accounting Officer)