Form 10-Q/A
period 2012-06-30
Snap Interactive, Inc
filed 2012-12-07
CIK 1355839

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

Explanatory Note

Snap Interactive, Inc. (together with its subsidiaries, “we,” “us,” the “Company” or “Snap Interactive”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, originally filed on August 6, 2012 (the “Original Filing”).  For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended by the Amendment. However, this Amendment is being filed to (i) amend the disclosure in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (ii) amend and restate the consolidated financial statements and related disclosure in Item 1. Financial Statements, (iii) amend the disclosure contained in Item 4. Controls and Procedures, (iv) amend the disclosure contained in Item 1A. Risk Factors and amend the disclosure contained in Item 6. Exhibits.  In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)	(As Restated)
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$5,594,301	$2,397,828
Restricted cash	105,000	-
Credit card holdback receivable	473,794	441,840
Accounts receivable, net of allowances of $57,626 and $184,964, respectively	550,182	480,190
Accrued interest receivable	5,907	5,907
Investments	1,500,857	6,481,205
Prepaid expenses	193,648	96,815
Total current assets	8,423,689	9,903,785
Fixed assets and intangible assets, net	577,343	578,463
Notes receivable	131,131	138,803
Security deposits	-	19,520
Total assets	$9,132,163	$10,640,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,643,689	$1,027,841
Accrued expenses	484,142	864,983
Deferred revenue	3,654,943	3,138,406
Total current liabilities	5,782,774	5,031,230
Long term deferred rent	50,505	61,640
Warrant liability	2,108,250	937,000
Commitments
Total liabilities	7,941,529	6,029,870
Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 43,730,261 and 38,580,261 shares issued, respectively, and 38,580,261 shares outstanding	38,580	38,580
Additional paid-in capital	8,866,657	8,256,864
Accumulated deficit	(7,714,603)	(3,684,743)
Total stockholders' equity	1,190,634	4,610,701
Total liabilities and stockholders' equity	$9,132,163	$10,640,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues
Subscription revenue	$5,110,907	$4,824,358	$10,696,945	$8,547,919
Advertising revenue	101,730	2,425	261,143	15,763
Total revenues	5,212,637	4,826,783	10,958,088	8,563,682
Costs and expenses:
Programming, hosting and technology	1,271,250	606,307	2,427,578	1,060,946
Compensation	788,018	220,803	1,440,159	420,027
Professional fees	183,909	166,840	332,226	288,416
Advertising and marketing	3,023,656	3,836,652	7,543,897	7,208,610
General and administrative	1,090,334	635,402	2,074,553	1,156,108
Total costs and expenses	6,357,167	5,466,004	13,818,413	10,134,107
Loss from operations	(1,144,530)	(639,221)	(2,860,325)	(1,570,425)
Interest income, net	10,067	6,353	18,600	12,908
Mark-to-market adjustment on warrant liability	117,125	2,738,700	(1,171,250)	1,382,100
Other income (expense)	(16,885)	-	(16,885)	3,909
Net income (loss) before income tax	(1,034,223)	2,105,832	(4,029,860)	(171,508)
Provision for income taxes	-	-	-	-
Net income (loss)	$(1,034,223)	$2,105,832	$(4,029,860)	$(171,508)

Net income (loss) per common share:
Basic and diluted	$(0.03)	$0.06	$(0.10)	$(0.00)

Weighted average number of common shares used in calculating net income (loss) per common share:
Basic and diluted	38,580,261	37,680,591	38,580,261	37,365,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited)

	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2011, as restated	38,580,261	$38,580	$8,256,864	$(3,684,743)	$4,610,701

Stock options granted for services	-	-	454,919	-	454,919

Stock-based compensation	-	-	154,874	-	154,874

Net loss	-	-	-	(4,029,860)	(4,029,860)

Balance at June 30, 2012, as restated	38,580,261	$38,580	$8,866,657	$(7,714,603)	$1,190,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(4,029,860)	$(171,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,476	12,098
Amortization of investment premium	5,348	856
Stock-based compensation expense	609,793	91,285
Mark-to-market adjustment on warrant liability	1,171,250	(1,382,100)
Loss on disposal of fixed assets	16,885	453
Changes in operating assets and liabilities:
Restricted cash	(105,000)	-
Credit card holdback receivable	(31,954)	(191,893)
Accounts receivable	(69,992)	(84,072)
Accrued interest paid	-	(5,907)
Prepaid expense	(96,833)	(135,334)
Security deposit	19,520	(1,335)
Accounts payable and accrued expenses	223,872	(163,775)
Deferred revenue	516,537	885,799
Accrued interest payable - related party	-	1,346
Net cash used in operating activities	(1,697,958)	(1,144,087)

Cash flows from investing activities:
Investments	-	(6,764,938)
Purchase of fixed assets	(88,241)	(41,289)
Repayment of note receivable issued to employee	7,672	-
Reclassification of investments maturing in less than 90 days	1,475,000	-
Redemption of investments	3,500,000	-
Net cash provided by (used in) investing activities	4,894,431	(6,806,227)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	-	7,915,700
Proceeds from exercise of common stock warrants	-	88,125
Net cash provided by financing activities	-	8,003,825

Net increase in cash and cash equivalents	3,196,473	53,511

Cash and cash equivalents at beginning of year	2,397,828	3,018,876

Cash and cash equivalents at end of period	$5,594,301	$3,072,387

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$11,030	$4,500

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

Note 2. Restatement of Certain Consolidated Financial Statements

Our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, our Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2012, our Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 and our Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011 have been restated to correct the accounting for warrants issued as part of the Company’s January 2011 equity financing.  The Company has determined that, as prescribed under Accounting Standards Codification 480, Distinguishing Liabilities from Equity, these warrants should have been classified as liabilities on the Company’s Consolidated Balance Sheet because, according to the warrants' terms, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders.  The proper accounting for this warrant liability requires the liability to be recorded at fair value on the Company’s Consolidated Balance Sheet, with corresponding changes in such fair value to be recognized in earnings on the Company’s Consolidated Statements of Operations in each subsequent period.

Accordingly, the Company has restated the financial statements referenced above to correct this error.  The correction of this error did not impact the operating results of the Company or its overall liquidity.  The effects of the restatement on the Company’s consolidated financial statements are set forth in the tables below:

Consolidated Balance Sheet as of June 30, 2012:

	As Originally Reported	Effect of Restatement	As Restated
Warrant liability	$-	$2,108,250	$2,108,250
Total liabilities	5,833,279	2,108,250	7,941,529
Additional paid-in capital	11,841,657	(2,975,000)	8,866,657
Accumulated deficit	(8,581,353)	866,750	(7,714,603)
Total stockholders' equity	3,298,884	(2,108,250)	1,190,634

Consolidated Balance Sheet as of December 31, 2011:

	As Originally Reported	Effect of Restatement	As Restated
Warrant liability	$-	$937,000	$937,000
Total liabilities	5,092,870	937,000	6,029,870
Additional paid-in capital	11,231,864	(2,975,000)	8,256,864
Accumulated deficit	(5,722,743)	2,038,000	(3,684,743)
Total stockholders' equity	5,547,701	(937,000)	4,610,701

Consolidated Statements of Operations for the Three Months Ended June 30, 2012:

	As Originally Reported	Effect of Restatement	As Restated
Mark-to-market adjustment on warrant liability	$-	$117,125	$117,125
Net loss before income tax	(1,151,348)	117,125	(1,034,223)
Net loss	(1,151,348)	117,125	(1,034,223)
Net loss per share - Basic and diluted	(0.03)	(0.00)	(0.03)

Consolidated Statements of Operations for the Three Months Ended June 30, 2011:

	As Originally Reported	Effect of Restatement	As Restated
Mark-to-market adjustment on warrant liability	$-	$2,738,700	$2,738,700
Net loss before income tax	(632,868)	2,738,700	2,105,832
Net loss	(632,868)	2,738,700	2,105,832
Net loss per share - Basic and diluted	(0.02)	(0.04)	(0.06)

Consolidated Statements of Operations for the Six Months Ended June 30, 2012:

	As Originally Reported	Effect of Restatement	As Restated
Mark-to-market adjustment on warrant liability	$-	$(1,171,250)	$(1,171,250)
Net loss before income tax	(2,858,610)	(1,171,250)	(4,029,860)
Net loss	(2,858,610)	(1,171,250)	(4,029,860)
Net loss per share - Basic and diluted	(0.07)	(0.03)	(0.10)

Consolidated Statements of Operations for the Six Months Ended June 30, 2011:

	As Originally Reported	Effect of Restatement	As Restated
Mark-to-market adjustment on warrant liability	$-	$1,382,100	$1,382,100
Net loss before income tax	(1,553,608)	1,382,100	(171,508)
Net loss	(1,553,608)	1,382,100	(171,508)
Net loss per share - Basic and diluted	(0.04)	0.04	(0.00)

Consolidated Statement of Changes in Stockholders' Equity for the Six Months Ended June 30, 2012:

	As Originally Reported	Effect of Restatement	As Restated
Additional paid-in capital as of June 30, 2012	$11,841,657	$(2,975,000)	$8,866,657
Accumulated deficit as of June 30, 2012	(8,581,353)	866,750	(7,714,603)
Total stockholders' equity as of June 30, 2012	3,298,884	(2,108,250)	1,190,634
Additional paid-in capital as of December 31, 2011	11,231,864	(2,975,000)	8,256,864
Accumulated deficit as of December 31, 2011	(5,722,743)	2,038,000	(3,684,743)
Total stockholders' equity as of December 31, 2011	5,547,701	(937,000)	4,610,701

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012:

	As Originally Reported	Effect of Restatement	As Restated
Net loss	$(2,858,610)	$(1,171,250)	$(4,029,860)
Mark-to-market adjustment on warrant liability	-	1,171,250	1,171,250

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011:

	As Originally Reported	Effect of Restatement	As Restated
Net loss	$(1,553,608)	$1,382,100	$(171,508)
Mark-to-market adjustment on warrant liability	-	(1,382,100)	(1,382,100)

3. Summary of Significant Accounting Policies

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

6. Investments and Fair Value Measurements

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

●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	June 30, 2012 (As Restated) (Unaudited)				December 31, 2011 (As Restated)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. government securities (1)	$1,000,350	$—	$—	$1,000,350	$—	$—	$—	$—
Certificates of deposit	475,000	—	—	475,000	—	—	—	—
Total cash equivalents	$1,475,350	$—	$—	$1,475,350	$—	$—	$—	$—
Short-term investments:
U.S. government securities (2)	$1,000,507	$—	$—	$1,000,507	$3,506,205	$—	$—	$3,506,205
Certificates of deposit	500,000	—	—	500,000	2,975,000	—	—	2,975,000
Total short-term investments	$1,500,507	$—	$—	$1,500,507	$6,481,205	$—	$—	$6,481,205
Common stock warrants:
Common stock warrants	$—	$—	$2,108,250	$2,108,250	$—	$—	$937,000	$937,000
Total common stock warrants	$—	$—	$2,108,250	$2,108,250	$—	$—	$937,000	$937,000

(1) Includes amortization premium paid of $3,350 as of June 30, 2012.
(2) Includes amortization premiums paid of $1,828 and $8,733 as of June 30, 2012 and December 31, 2011, respectively.

Interest earned on debt securities is recorded to “Interest income, net” on the Consolidated Statement of Operations. The Company is classifying these short-term investments as held-to-maturity and has recorded them on the Consolidated Balance Sheet at amortized cost. The gross unrecognized holding gains and losses for the six months ended June 30, 2012 were not material. The following table summarizes the amortized cost, fair value and weighted average yield of marketable securities and certificates of deposit as of June 30. 2012 (unaudited):

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

The following table summarizes the values of certain assumptions used in the aforementioned custom model to estimate the fair value of the warrant liability at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Stock price	$1.45	$0.65
Strike price	$2.50	$2.50
Remaining contractual term (years)	3.6	4.1
Volatility	213.2%	215.5%
Adjusted volatility	118.7%	125.5%
Risk-free rate	0.5%	0.6%
Dividend yield	0.0%	0.0%

7.  Fixed Assets and Intangible Assets, Net

Fixed assets and intangible assets, net consisted of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Computer equipment	$166,668	$143,461
Furniture and fixtures	142,856	159,051
Leasehold improvements	373,228	329,156
Software	8,037	7,342
Website domain name	24,938	24,938
Website costs	40,500	40,500
Total fixed assets	756,227	704,448
Less: Accumulated depreciation and amortization	(178,884)	(125,985)
Total fixed assets and intangible assets, net	$577,343	$578,463

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

9. Notes Receivable

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

The following table summarizes all stock options issued to employees, consultants and investors during the six months ended June 30, 2012, and the related changes during the period.

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

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table summarizes information about outstanding stock options for the Company as of June 30, 2012:

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

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

11. Common Stock Purchase Warrants

Equity Financing

In January 2011, we completed an equity financing that raised gross proceeds of $8,500,000 from the issuance of 4,250,000 units to certain accredited investors.  Each unit consisted of (i) one share of common stock at a price of $2.00 per share and (ii) one warrant to purchase 0.5 shares of common stock.  The warrants are exercisable any time on or before January 19, 2016 and have an exercise price of $2.50 per share.  We received $7,915,700 in net proceeds from the equity financing after deducting offering expenses of $584,300.  The exercise price of the warrants and number of shares of common stock to be received upon the exercise of the warrants are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions that occur after January 19, 2011.

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

Warrant Liability

In connection with the transaction, the Company recorded a warrant liability on its Consolidated Balance Sheet based on the estimated fair value of the common stock warrants at the issuance date.  The warrants are valued at the end of each reporting period with changes recorded as a mark-to-market adjustment on warrant liability on the Company’s Consolidated Statement of Operations.  The fair value of these warrants as $2,108,250 and $937,000 at June 30, 2012 and December 31, 2011, respectively, based on a model developed with the assistance of an independent third-party valuation expert.

The mark-to-market income (expense) on these warrants was $117,125 and $2,738,700 for the three months ended June 30, 2012 and June 30, 2011, respectively, and $(1,171,250) and $1,382,100 for the six months ended June 30, 2012 and June 30, 2011, respectively, and was not presented within loss from operations.

The following table summarizes warrant activity for the six months ended June 30, 2012:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants:
Balance at December 31, 2011	2,342,500	$2.50
Granted	-
Exercised	-
Forfeited	-
Balance at June 30, 2012	2,342,500	$2.50
Warrants exercisable at June 30, 2012	2,342,500	$2.50

12. Net (Income) Loss Per Common Share

Basic net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by ASC No. 260,  Earnings Per Share.  Diluted net income (loss) per common share includes the dilutive effects of stock options, warrants and stock equivalents.  To the extent stock options, stock equivalents and warrants are antidilutive, they are excluded from the calculation of diluted net income (loss) per common share.  For the six months ended June 30, 2012, 8,991,955 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted net income (loss) per share because their inclusion would be antidilutive.  For the six months ended June 30, 2011, 8,132,500 shares issuable upon the exercise of stock options and warrants and 525,555 shares issuable upon the conversion of convertible debt were not included in the computation of net income (loss) per common share because their inclusion would be antidilutive.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per common share :

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Numerator:
Net income (loss)	$(1,034,223)	$2,105,832	$(4,029,860)	$(171,508)
Denominator:
Basic shares:
Weighted-average common shares outstanding	38,580,261	37,680,591	38,580,261	37,365,065
Diluted shares:
Weighted-average shares used to compute basic net income (loss) per common share	38,580,261	37,680,591	38,580,261	37,365,065
Weighted-average shares used to compute diluated net income (loss) per common share	38,580,261	37,680,591	38,580,261	37,365,065

Net income (loss) per common share:
Basic	$(0.03)	$0.06	$(0.10)	$(0.00)
Diluted	$(0.03)	$0.06	$(0.10)	$(0.00)

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

15. Subsequent Events

On July 5, 2012, the Company authorized the issuance of 20,000 options having an exercise price of $1.45 per share. The options will vest equally over a four-year period beginning on the first anniversary of the date of grant.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2012, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2011 included in our Amendment No. 1 to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on December 7, 2012 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Amendment No. 1 to Annual Report on Form 10-K/A. Aside from certain information as of December 31, 2011, all amounts herein are unaudited.

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

Results of Operations

The following table sets forth Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Programming, hosting and technology	24.4%	12.6%	22.2%	12.4%
Compensation	15.1%	4.6%	13.1%	4.9%
Professional fees	3.5%	3.5%	3.0%	3.4%
Advertising and marketing	58.0%	79.5%	68.8%	84.2%
General and administrative	20.9%	13.2%	18.9%	13.5%
Total costs and expenses	122.0%	113.2%	126.1%	118.3%
Loss from operations	(22.0)%	(13.2)%	(26.1)%	(18.3)%
Interest income, net	0.2%	0.1%	0.2%	0.2%
Mark-to-market adjustment on warrant liability	2.2%	56.7%	(10.7)%	16.1%
Other income (expense)	(0.3)%	0.0%	(0.2)%	0.0%
Net loss before income tax	(19.8)%	43.6%	(36.8)%	(2.0)%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net loss	(19.8)%	43.6%	(36.8)%	(2.0)%

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

Non-Operating Income

The following table presents the components of non-operating income for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Three Months Ended
	June 30,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
	(As Restated)	(As Restated)
Interest income, net	$10,067	$6,353	$3,714	58.5%
Mark-to-market adjustment on warrant liability	117,125	2,738,700	(2,621,575)	(95.7%)
Other income (expense)	(16,885)	-	(16,885)	*
Total non-operating income	$110,307	$2,745,053	$(2,634,746)	(96.0%)

* Not meaningful.

Interest Income, net

Interest income, net for the three months ended June 30, 2012 equaled $10,067, an increase of $3,714, or 58.5%, as compared to $6,353 for the three months ended June 30, 2011.  Interest income, net, represented 0.2% and 0.1% of total revenues for the three months ended June 30, 2012 and 2011, respectively.

Mark-to-Market Adjustment on Warrant Liability

Our warrant liability is marked-to-market at each reporting period, with changes in fair value reported in earnings.  The mark-to-market income of $117,125 and $2,738,700 for the three months ended June 30, 2012 and June 30, 2011, respectively, represent the changes in fair value of the warrant liability during those periods.

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

Non-Operating Income (Expense)

The following table presents the components of non-operating income (expense) for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Six Months Ended
	June 30,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
	(As Restated)	(As Restated)
Interest income, net	$18,600	$12,908	$5,692	44.1%
Mark-to-market adjustment on warrant liability	(1,171,250)	1,382,100	(2,553,350)	(184.7%)
Other income (expense)	(16,885)	3,909	(20,794)	(532.0%)
Total non-operating income (expense)	$(1,169,535)	$1,398,917	$(2,568,452)	(183.6%)

Interest Income, net

Interest income, net for the six months ended June 30, 2012 equaled $18,600, an increase of $5,692, or 44.1%, as compared to $12,908 for the six months ended June 30, 2011.  Interest income, net, represented 0.2% of total revenues for the six months ended June 30, 2012 and 2011.

Mark-to-Market Adjustment on Warrant Liability

Our warrant liability is marked-to-market at each reporting period, with changes in fair value reported in earnings.  The mark-to-market expense of $1,171,250 and income of $1,382,100 for the six months ended June 30, 2012 and 2011, respectively, represent the changes in fair value of the warrant liability during those periods.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded in our original Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Subsequent to the evaluation made in the original filing and in connection with the restatement of our financial statements included in this Amendment No. 1 to Quarterly Report on Form 10-Q/A, our management has re-evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures.  Based upon that re-evaluation, our chief executive officer and chief financial officer concluded that because of the material weaknesses in the internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of June 30, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2012, the Company determined that the following items constituted material weaknesses:

●	The Company does not have policies and procedures in place to ensure the timely review, disclosure and accurate financial reporting for significant agreements and transactions.

●	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

●
Management failed to identify, value and disclose the impact of common stock warrants and the resulting liability, which resulted in this restatement in Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed herein and those included in our Amendment No. 1 to Annual Report on Form 10-K/A, other factors that may cause volatility in our stock price include:

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

We have identified material weaknesses in our internal control over financial reporting as of June 30, 2012, as disclosed in “Item 4. Controls and Procedures.”   We determined that we had a material weakness with respect to warrant liability, which resulted in a restatement of our financial statements for the year ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012.  Failure to have effective internal controls could impair our ability to produce accurate financial statements on a timely basis and could lead to a restatement of our financial statements. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the price of our common stock could decrease and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

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

As a result of the restatement of our financial statements for the year ended December 31, 2011 and our financial statements for the quarters ended March 31, 2012 and June 30, 2012, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses, the increased possibility of legal proceedings, the review of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties, shareholder class actions or derivative actions. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

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
101†
The following materials from the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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