Form 10-Q
period 2012-09-30
Snap Interactive, Inc
filed 2012-12-10
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 6, 2012
Common Stock, par value $0.001 per share	43,805,261

SNAP INTERACTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

i

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties.  Words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “began,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements.  All forward-looking statements speak only as of the date on which they are made.  Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to certain factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●
our heavy reliance on Facebook platform to run our application and Facebook’s ability to discontinue, limit or restrict access to its platform by us or our application, change its terms and conditions or other policies or features, including restricting methods of collecting payments and establish more favorable relationships with one or more of our competitors;

●	our ability to develop and enhance our product to remain commercially acceptable to the social discovery and online dating market;
●	our ability to derive revenue from our mobile platforms;
●	our reliance on a small number of our total users for nearly all of our revenue;
●	our ability to establish and maintain brand recognition;
●	the intense competition in the social discovery and online dating marketplace;
●	our reliance on email campaigns to convert installs to subscribers;
●	our ability to effectively advertise our products through a variety of advertising media;
●	our ability to generate subscribers through advertising and marketing agreements with third party advertising and marketing providers;
●	our ability to effectively manage our growth, including attracting and hiring key personnel;
●	our ability to develop and market new technologies to respond to rapid technological changes;
●	our ability to anticipate and respond to changing consumer trends and preferences;
●	our ability to support our application for mobile platforms;
●	our ability to obtain additional financing to execute our business plan;
●	our reliance on our chief executive officer and sole director;
●	our dependence on a single vendor to host the majority of our application traffic;
●	our reliance upon credit card processors and related merchant account approvals;
●	the increased governmental regulation of the online dating, social discovery or Internet industries;
●	our ability to protect our intellectual property;
●	the potential impact of a finding that we have infringed on intellectual property rights of others;
●	the effect of programming errors or flaws in our products;
●	the effect of security breaches, computer viruses and computer hacking attacks;
●	our limited insurance coverage and the risk of uninsured claims;
●	the possibility that our users and subscribers may be harmed following interaction with other users and subscribers;
●	the risk that we would be deemed a “dating service” or an “Internet dating service” under various state regulations; and
●	other circumstances that could disrupt the functioning of our application and website.

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 1A. Risk Factors” in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2011, and the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.  We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business.  We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.

Unless the context otherwise indicates, references in this report to the terms “Snap,” “we,” “our,” “us” and the “Company” refer to Snap Interactive, Inc. and its subsidiaries.

  ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,528,271	$2,397,828
Restricted cash	105,000	-
Credit card holdback receivable	415,571	441,840
Accounts receivable, net of allowances and reserves of $42,292 and $184,964, respectively	410,846	480,190
Accrued interest receivable	5,907	5,907
Investments	-	6,481,205
Prepaid expense and other current assets	184,652	96,815
Total current assets	7,650,247	9,903,785
Fixed assets and intangible assets, net	573,548	578,463
Notes receivable	130,463	138,803
Security deposits	-	19,520
Total assets	$8,354,258	$10,640,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,158,898	$1,027,841
Accrued expenses and other current liabilities	542,326	864,983
Deferred revenue	3,317,790	3,138,406
Total current liabilities	5,019,014	5,031,230
Long term deferred rent	44,938	61,640
Warrant liability	1,546,050	937,000
Commitments
Total liabilities	6,610,002	6,029,870
Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 43,805,261 and 38,580,261 shares issued, respectively, and 38,655,261 and 38,580,261 shares outstanding, respectively	38,655	38,580
Additional paid-in capital	9,117,897	8,256,864
Accumulated deficit	(7,412,296)	(3,684,743)
Total stockholders' equity	1,744,256	4,610,701
Total liabilities and stockholders' equity	$8,354,258	$10,640,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues		(As Restated)		(As Restated)

Subscription revenue	$4,304,763	$4,953,561	$15,001,709	$13,501,480
Advertising revenue	26,938	137,465	288,082	153,234
Total revenues	4,331,701	5,091,026	15,289,791	13,654,714
Costs and expenses:
Programming, hosting and technology	1,393,933	784,457	3,821,511	1,845,403
Compensation	593,153	568,816	2,033,312	988,843
Professional fees	156,354	110,863	488,580	399,280
Advertising and marketing	1,509,760	3,389,934	9,053,658	10,598,544
General and administrative	943,984	755,409	3,018,538	1,911,527
Total costs and expenses	4,597,184	5,609,479	18,415,599	15,743,597
Loss from operations	(265,483)	(518,453)	(3,125,808)	(2,088,883)
Interest income, net	5,589	7,163	24,190	20,071
Mark-to-market adjustment on warrant liability	562,200	632,475	(609,050)	2,014,575
Other income (expense)	-	-	(16,885)	3,909
Net income (loss) before income tax	302,306	121,185	(3,727,553)	(50,328)
Provision for income taxes	-	-	-	-
Net income (loss)	$302,306	$121,185	$(3,727,553)	$(50,328)

Net income (loss) per common share:
Basic	$0.01	$0.00	$(0.10)	$(0.00)
Diluted	$0.01	$0.00	$(0.10)	$(0.00)

Weighted average number of common shares used in calculating net income (loss) per common share:
Basic	38,593,304	37,718,256	38,584,641	37,484,089
Diluted	39,685,134	42,323,970	38,584,641	37,484,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited)

	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2011	38,580,261	$38,580	$8,256,864	$(3,684,743)	$4,610,701

Exercise of stock options for common stock	75,000	75	24,925	-	25,000

Stock-based compensation expense for stock options	-	-	600,613	-	600,613

Stock-based compensation expense for restricted stock awards	-	-	235,495	-	235,495

Net loss	-	-	-	(3,727,553)	(3,727,553)

Balance at September 30, 2012	38,655,261	$38,655	$9,117,897	$(7,412,296)	$1,744,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
		(As Restated)
Cash flows from operating activities:
Net loss	$(3,727,553)	$(50,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,509	22,977
Amortization of investment premium	6,205	4,795
Stock-based compensation expense	836,108	115,268
Mark-to-market adjustment on warrant liability	609,050	(2,014,575)
Deferred rent	(16,702)	40,475
Loss on disposal of fixed assets	16,885	453
Changes in operating assets and liabilities:
Restricted cash	(105,000)	-
Credit card holdback receivable	26,269	(205,953)
Accounts receivable	69,344	(281,221)
Accrued interest paid	-	(5,907)
Prepaid expense and other current assets	(87,837)	(19,732)
Security deposit	19,520	(1,335)
Accounts payable and accrued expenses and other current liabilities	(191,600)	573,474
Deferred revenue	179,384	887,929
Accrued interest payable - related party	-	2,019
Net cash used in operating activities	(2,253,418)	(931,661)

Cash flows from investing activities:
Purchase of fixed assets	(124,479)	(366,591)
Redemption (purchase) of short-term investments	6,475,000	(6,989,938)
Repayment (issuance) of note receivable issued to employees	8,340	(41,843)
Net cash provided by (used in) investing activities	6,358,861	(7,398,372)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	-	7,915,700
Proceeds from exercise of common stock warrants	-	88,125
Proceeds from exercise of stock options	25,000	-
Net cash provided by financing activities	25,000	8,003,825

Net increase (decrease) in cash and cash equivalents	4,130,443	(326,208)

Cash and cash equivalents at beginning of year	2,397,828	3,018,876

Cash and cash equivalents at end of period	$6,528,271	$2,692,668

Supplemental disclosure of cash flow information:

Cash paid for taxes	$25,794	$4,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Snap Interactive, Inc. (the “Company,” “we,” “our,” and “us”) and its wholly owned subsidiaries, eTwine, Inc. and Snap Mobile Limited.  The condensed consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information.  Accordingly, the financial statements contained herein do not include all the information necessary for a comprehensive presentation of the Company’s financial position and results of operations.  The Company believes that the disclosures are adequate to make the information presented not misleading.

The financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes to the audited consolidated financial statements included in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2011, filed with the SEC on December 7, 2012.

In the opinion of management, the accompanying unaudited condensed consolidated financial data contains all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented.  The Company’s historical results are not necessarily indicative of future operating results, and the results for the nine months ended September 30, 2012, are not necessarily indicative of results to be expected for the year ending December 31, 2012, or for any other period.

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Restatement of Previously Issued Consolidated Financial Statements

We have restated our consolidated financial statements as described in “Note 2. Restatement of Certain Consolidated Financial Statements.”

2. Restatement of Certain Consolidated Financial Statements

Our Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and our Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 have been restated to correct the accounting for warrants issued as part of the Company’s January 2011 equity financing.  The Company has determined that, as prescribed under Accounting Standards Codification 480, Distinguishing Liabilities from Equity, these warrants should have been classified as liabilities on the Company’s Consolidated Balance Sheet because, according to the warrants' terms, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders.  The proper accounting for this warrant liability requires the liability to be recorded at fair value on the Company’s Consolidated Balance Sheet, with corresponding changes in such fair value to be recognized in earnings on the Company’s Consolidated Statements of Operations in each subsequent period.

Accordingly, the Company has restated the financial statements referenced above to correct this error.  The correction of this error did not impact the operating results of the Company or its overall liquidity.  The effects of the restatement on the Company’s consolidated financial statements are set forth in the tables below:

Consolidated Statement of Operations for the Three Months Ended September 30, 2011:

	As Originally Reported	Effect of Restatement	As Restated
Mark-to-market adjustment on warrant liability	$-	$632,475	$632,475
Net loss before income tax	(511,290)	632,475	121,185
Net loss	(511,290)	632,475	121,185
Net loss per share - Basic and diluted	(0.01)	0.01	0.00

Consolidated Statement of Operations for the Nine Months Ended September 30, 2011:

	As Originally Reported	Effect of Restatement	As Restated
Mark-to-market adjustment on warrant liability	$-	$2,014,575	$2,014,575
Net loss before income tax	(2,064,903)	2,014,575	(50,328)
Net loss	(2,064,903)	2,014,575	(50,328)
Net loss per share - Basic and diluted	(0.06)	0.06	(0.00)

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2011:

	As Originally Reported	Effect of Restatement	As Restated
Net loss	$(2,064,903)	$2,014,575	$(50,328)
Mark-to-market adjustment on warrant liability	-	(2,014,575)	(2,014,575)

3. Summary of Significant Accounting Policies

During the nine months ended September 30, 2012, there were no material changes to the Company’s significant accounting policies from those disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011, except as disclosed below.

Significant Estimates and Judgments

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates relied upon in preparing these financial statements include the provision for future chargebacks and refunds on subscription revenue, estimates used to determine the fair value of our common stock, stock options, non-cash capital stock issuances, stock-based compensation and common stock warrants, collectability of our accounts receivable and the valuation allowance on deferred tax assets.  Management evaluates these estimates on an ongoing basis.  Changes in estimates are recorded in the period in which they become known. We base estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates.

Concentration of Credit Risk

At times the Company has cash in bank accounts in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  The Company had approximately $4,356,873 and $1,561,947 in excess of FDIC insurance limits as of September 30, 2012 and December 31, 2011, respectively.  The Company also had credit card holdback receivables of $415,571 and $441,840, which were held by payment processors, and $213,073 and $248,534 of which were not FDIC insured as of September 30, 2012 and December 31, 2011, respectively.

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

Income Taxes

Income taxes are recognized for the amount of taxes payable for the current year and for the future tax consequence of events that have been recognized differently in the financial statements than on an income tax return.  Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes in the period of enactment.

We assess the realizability of our deferred tax assets by considering positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence.  If, based on the evidence,  it is concluded that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is recorded.

We recognize in our financial statements the impact of a tax position taken on an income tax return if it is more likely than not that the tax position will be sustained on audit, based on the technical merits of the tax position.  This involves the identification of potential uncertain tax positions, the evaluation of tax law and an assessment of whether a liability for uncertain tax positions is necessary.  Different conclusions reached in this assessment can have a material impact on our consolidated financial statements.  Currently, we have no uncertain tax positions.

Recently Adopted Accounting Pronouncement

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued revised authoritative guidance (Accounting Standards Update (“ASU”) No. 2011-04) covering fair value measurements and disclosures.  The amended guidance include provisions for (1) the application of concepts of "highest and best use" and "valuation premises", (2) an option to measure groups of offsetting assets and liabilities on a net basis, (3) incorporation of certain premiums and discounts in fair value measurements, and (4) measurement of the fair value of certain instruments classified in stockholders' equity.  The revised guidance is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted this revised authoritative guidance prospectively for new or materially modified arrangements beginning January 1, 2012.  The adoption of this revised authoritative guidance update did not have a significant impact on the Company’s consolidated financial statements.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

4. Restricted Cash

During the nine months ended September 30, 2012, the Company established a line of credit with JPMorgan Chase Bank, National Association related to the Company’s corporate credit cards, which required the Company to place a cash collateral guarantee of 105% of the monthly credit line of $100,000 in a certificate of deposit for twelve months with an assignment of deposit placed on the certificate of deposit as collateral.  Accordingly, the Company has reported $105,000 as restricted cash on the balance sheet as of September 30, 2012.

5. Accounts Receivable, Net

Accounts receivable, net consisted of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Accounts receivable	$453,138	$665,154
Less: Allowance for doubtful accounts	-	(123,392)
Less: Reserve for future chargebacks	(42,292)	(61,572)
Total accounts receivable, net	$410,846	$480,190

Payments for subscriptions and micro-transaction purchases made by credit cards typically settle several days after the date of purchase.  As of September 30, 2012, the amount of unsettled transactions due from credit card payment processors amounted to $161,255, as compared to $220,272 at December 31, 2011.  As of September 30, 2012, the amount of receivable due from Apple Inc. amounted to $246,887, as compared to $176,118 at December 31, 2011.  These amounts are included in our accounts receivable.

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

●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes those assets and liabilities as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	(Unaudited)				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents:
U.S. government securities (1)	$500,071	$—	$—	$500,071	$—	$—	$—	$—
Certificates of deposit	500,000	—	—	500,000	—	—	—	—
Total cash equivalents	$1,000,071	$—	$—	$1,000,071	$—	$—	$—	$—
Short-term investments:
U.S. government securities (2)	$—	$—	$—	$—	$3,506,205	$—	$—	$3,506,205
Certificates of deposit	—	—	—	—	2,975,000	—	—	2,975,000
Total short-term investments	$—	$—	$—	$—	$6,481,205	$—	$—	$6,481,205
LIABILITIES:
Common Stock Warrants:
Common stock warrants	$—	$—	$1,546,050	$1,546,050	$—	$—	$937,000	$937,000
Total common stock warrants	$—	$—	$1,546,050	$1,546,050	$—	$—	$937,000	$937,000

(1) Includes amortization premium paid of $1,099 as of September 30, 2012.
(2) Includes amortization premium paid of $8,733 as of December 31, 2011.

Interest earned on debt securities is recorded to “Interest income, net” on the Consolidated Statement of Operations.  The Company is classifying these short-term investments as held-to-maturity and has recorded them at amortized cost.  The gross unrecognized holding gains and losses for the nine months ended September 30, 2012 were not material.  The following table summarizes the amortized cost, fair value and weighted average yield of marketable securities and certificates of deposit as of September 30, 2012 (unaudited):

Security Type	Remaining Maturity	Consolidated Balance Sheet Classification	Amortized Cost	Fair Value	Yield
Government securities	31 Days	Cash and cash equivalents	$500,071	$500,095	0.37%
Certificates of deposit	89 Days	Cash and cash equivalents	500,000	500,088	0.52%
		Total	$1,000,071	$1,000,183

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

The following table summarizes the values of certain assumptions used in the aforementioned custom model to estimate the fair value of the warrant liability at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Stock price	$1.11	$0.65
Strike price	$2.50	$2.50
Remaining contractual term (years)	3.3	4.1
Volatility	192.2%	215.5%
Adjusted volatility	125.8%	125.5%
Risk-free rate	0.4%	0.6%
Dividend yield	0.0%	0.0%

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  Fixed Assets and Intangible Assets, Net

Fixed assets and intangible assets, net consisted of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Computer equipment	$196,538	$143,461
Furniture and fixtures	142,856	159,051
Leasehold improvements	377,727	329,156
Software	9,905	7,342
Website domain name	24,938	24,938
Website costs	40,500	40,500
Total fixed assets	792,464	704,448
Less: Accumulated depreciation and amortization	(218,916)	(125,985)
Total fixed assets and intangible assets, net	$573,548	$578,463

The Company only holds fixed assets in the United States.  Depreciation and amortization expense for the nine months ended September 30, 2012 was $112,509, as compared to $22,977 for the nine months ended September 30, 2011.

8. Notes Receivable

At September 30, 2012, the Company had notes receivable in the aggregate amount of $130,463 due from one current and two former employees.  The Company paid taxes on stock-based compensation on these employees’ behalf during 2011 in exchange for these notes, and the outstanding amounts on the notes are secured by pledged stock certificates.  The notes are due at various times during 2021 and bear interest rates between 2.80% and 3.57% per annum.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Compensation and benefits	$375,000	$817,656
Deferred rent	40,475	40,475
Professional fees	120,000	-
Other accrued expenses	6,851	6,852
Total accrued expenses and other current liabilities	$542,326	$864,983

10. Income Taxes

We had no income tax benefit or provision for the three and nine months ended September 30, 2012.  As the Company has continued to incur a net loss, there is no income tax expense for the current period.  Increases in deferred tax balances have been offset by a valuation allowance and therefore have no impact on our deferred income tax provision.

In calculating the provision for income taxes on an interim basis, the Company estimates the annual effective tax rate based upon the facts and circumstances known at that time and applies that rate to its year-to-date earnings or losses.  The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement income and tax return income applicable to the Company in the various jurisdictions in which the Company operates.  The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs.  The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

11. Stock-Based Compensation

The Snap Interactive, Inc. 2011 Amended and Restated Long-Term Incentive Plan (the “Plan”) was adopted effective May 24, 2011, and subsequently amended and restated in its entirety on October 21, 2011.  The Plan permits the Company to award grants of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares of common stock, restricted stock units, performance stock, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or an officer), non-employee directors and consultants.  The maximum number of shares of common stock that may be delivered pursuant to awards granted under the Plan is 7,500,000 shares, of which 100% may be delivered pursuant to incentive stock options.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the nine months ended September 30, 2012:

Nine Months Ended September 30, 2012
Expected volatility	301.48%
Expected life of option	6.05 Years
Risk free interest rate	1.00%
Expected dividend yield	0%

The following table summarizes stock option activity for the nine months ended September 30, 2012:

	Number of Options	Weighted Average Exercise Price
Stock Options:
Outstanding at December 31, 2011	8,118,955	$0.41
Granted	1,237,500	1.48
Exercised	(75,000)	0.33
Expired or canceled, during the period	(4,500,000)	0.13
Forfeited, during the period	(110,750)	0.97
Outstanding at September 30, 2012	4,670,705	0.94
Exercisable at September 30, 2012	2,054,114	$0.73

At September 30, 2012, the aggregate intrinsic value of stock options that were outstanding and exercisable was $1,487,773 and $823,785, respectively.  At September 30, 2011, the aggregate intrinsic value of stock options that were outstanding and exercisable was $2,735,360 and $2,662,635, respectively.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the calculated fair value of such awards as of each respective period-end date.

The following table summarizes non-employee stock option activity for the nine months ended September 30, 2012:

	Number of Options	Weighted Average Exercise Price
Non-employee Stock Options:
Outstanding at December 31, 2011	530,000	$0.94
Granted	400,000	1.21
Exercised	-
Expired or canceled, during the period	-
Forfeited, during the period	-
Outstanding at September 30, 2012	930,000	1.06
Exercisable at September 30, 2012	542,500	$0.95

At September 30, 2012 the aggregate intrinsic value of non-employee stock options that were outstanding and exercisable was $89,810.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table summarizes unvested stock option activity for the nine months ended September 30, 2012:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested Stock Options:
Unvested stock options outstanding at December 31, 2011	1,885,955	$0.54
Granted	1,237,500	1.29
Vested	(396,114)	0.39
Forfeited, during the period	(110,750)	0.68
Unvested stock options outstanding at September 30, 2012	2,616,591	$0.91

There was $1,782,664 and $107,202 of total unrecognized compensation expense related to unvested stock options at September 30, 2012 and 2011, respectively, which is expected to be recognized over a weighted average period of 2.48 and 2.00 years, respectively.  Stock-based compensation expense was $212,803 and $600,613 during the three and nine months ended September 30, 2012, respectively, and $10,324 and $20,207 during the three and nine months ended September 30, 2011, respectively.

At September 30, 2012, there was $451,480 of total unrecognized compensation expense related to unvested non-employee stock options, which is expected to be recognized over a weighted average period of 1.78 years.  Stock-based compensation expense relating to non-employee stock options was $48,968 and $67,568 during the three and nine months ended September 30, 2012, respectively.

Restricted Stock Awards (“RSAs”)

The following table summarizes restricted stock award activity for the nine months ended September 30, 2012:

	Number of RSAs	Weighted Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at December 31, 2011	300,000	$0.45
Granted	4,850,000	0.65
Vested	-
Forfeited, during the period	-
Outstanding at September 30, 2012	5,150,000	$0.55

At September 30, 2012, there was $2,884,673 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 9.19 years.  Stock-based compensation expense relating to non-employee stock options was $79,071 and $235,495 during the three and nine months ended September 30, 2012, respectively.

12. Common Stock Purchase Warrants

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

Warrant Liability

In connection with the issuance of these warrants, the Company recorded a warrant liability on its Consolidated Balance Sheet based on the estimated fair value of the common stock warrants at the issuance date.  The warrants are valued at the end of each reporting period with changes recorded as mark-to-market adjustment on warrant liability on the Company’s Consolidated Statement of Operations.  The fair value of these warrants was $1,546,050 and $937,000 at September 30, 2012 and December 31, 2011, respectively, based on a model developed with the assistance of an independent third-party valuation expert.

The mark-to-market income (expense) on these warrants was $562,200 and $632,475 for the three months ended September 30, 2012 and September 30, 2011, respectively and $(609,050) and $2,014,575 for the nine months ended September 30, 2012 and September 30, 2011, respectively, and was not presented within loss from operations.

Common Stock Issued for Warrants Exercised

In April 2011, we issued 37,500 shares of our common stock and received net proceeds of $88,125 after an investor exercised common stock warrants issued in our equity financing at an exercise price of $2.50 per share.

The following table summarizes warrant activity for the nine months ended September 30, 2012:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants:
Outstanding at December 31, 2011	2,342,500	$2.50
Granted	-
Exercised	-
Forfeited	-
Outstanding at September 30, 2012	2,342,500	2.50
Warrants exercisable at September 30, 2012	2,342,500	$2.50

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

13. Net Income (Loss) Per Common Share

Basic income (loss) per common share is determined using the Two-Class Method and is computed by dividing net income (loss) attributable to Snap Interactive Inc. common shareholders by the weighted-average common shares outstanding during the period.  The Two-Class Method is an earnings allocation formula that determines income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  Diluted income (loss) per common share reflects the more dilutive earnings per share amount calculated using the treasury stock method or the Two-Class Method.

The following table provides a reconciliation of basic and diluted net income (loss) per common share attributable to Snap Interactive Inc. common shareholders for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(As Restated)		(As Restated)
Net income (loss) attributable to Snap Interactive, Inc. shareholders	$302,306	$121,185	$(3,727,553)	$(50,328)
Net income (loss) allocated to participating securities	35,591	1,739	-	-
Net income (loss) attributable to Snap Interactive, Inc. common shareholders – basic	$266,715	$119,446	$(3,727,553)	$(50,328)
Average number of common shares outstanding – basic	38,593,304	37,718,256	38,584,641	37,484,089
Dilutive effect of equity awards	1,091,830	4,605,714	-	-
Average number of common shares outstanding – diluted	39,685,134	42,323,970	38,584,641	37,484,089

Net income (loss) per common share attributable to Snap Interactive, Inc. common shareholders:
Basic	$0.01	$0.00	$(0.10)	$(0.00)
Diluted	$0.01	$0.00	$(0.10)	$(0.00)

The following outstanding options, unvested restricted stock awards and warrants were excluded from the computation of diluted net income per share for the periods presented as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Options to purchase common stock	1,889,839	229,565	-	-
Unvested restricted stock awards	2,545,773	410,604	-	-
Common stock warrants	2,342,500	2,342,500	-	-

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

14.  Related Party Transactions

During the nine months ended September 30, 2012, there were no material changes to the Company’s transactions with related parties from those disclosed in “Note 10. Related Party Transactions” in the notes to the consolidated financial statements included in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2011, filed with the SEC on December 7, 2012 which disclosure is hereby incorporated by reference herein, except for the following:

During the first quarter of 2012, 5,150,000 shares of restricted stock granted to the Company’s Chief Executive Officer and Co-Founder were issued in certificate form.  These shares have voting rights, but are not tradable and are not considered outstanding as of September 30, 2012 as they had not vested.  Accordingly, 5,150,000 shares were recorded as issued on the Company’s Consolidated Balance Sheet at September 30, 2012.

15. Commitments

Operating Lease Agreements

On February 25, 2009, the Company executed a three-year non-cancelable operating lease for its corporate office space.  The lease began on April 1, 2009 and expired on March 31, 2012.  Total base rent due during the term of the lease was $313,680.

On May 23, 2011, the Company executed a 46-month non-cancelable operating lease for its new corporate office space.  The lease began on June 1, 2011 and expires on March 30, 2015.  Total base rent due during the term of the lease is $973,595.  Monthly rent escalates during the term, but is recorded on a straight-line basis over the term of the lease. The Company can terminate the final five months of the lease with eight months' prior notice and the payment of unamortized costs.  Rent expense under this lease for the nine months ended September 30, 2012 and 2011 was $219,584 and $148,556, respectively.

16. Subsequent Events

On November 1, 2012, the Company authorized the issuance of 15,000 options with an exercise price of $1.00 per share. The options will vest equally over a four-year period beginning on the first anniversary of the date of grant.

On November 6, 2012, the Company authorized the issuance of 13,000 options with an exercise price of $0.88 per share. The options will vest equally over a four-year period beginning on the first anniversary of the date of grant.

On November 26, 2012, the Company authorized the issuance of 11,500 options with an exercise price of $0.70 per share. The options will vest equally over a four-year period beginning on the first anniversary of the date of grant.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2012, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2011 included in Amendment No. 1 to our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on December 7, 2012 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Amendment No. 1 to our Annual Report on Form 10-K/A. Aside from certain information as of December 31, 2011, all amounts herein are unaudited.  Unless the context otherwise indicates, references to “Snap,” “we,” “our,” “us” and the “Company” refer to Snap Interactive, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  See “Forward-Looking Statements.”  Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and our most recent Amendment No. 1 to Annual Report on Form 10-K/A.

Overview

We are an Internet company providing services in the expanding social discovery and online dating markets.  We own and operate a dating and social discovery software application under the AreYouInterested.com brand that can be accessed on Facebook®, mobile devices such as iPhone® and Android®, as well as a stand-alone website.  Our product is fully integrated across all gateways we offer and incorporates the Facebook Connect® integration tool, which allows users to “connect” their Facebook identity and friends to our website.  Since August 2007, AreYouInterested.com has been one of the leading dating applications on Facebook based on the publicly reported number of daily and monthly active users.

We primarily generate revenue from subscription fees and, as of November 30, 2012, we had approximately 102,000 active subscribers.  We consider a subscriber to be “active” if he or she has pre-paid for current access to premium features and the term of his or her subscription period has not yet expired.  The number of our “daily active users” and “monthly active users” as publicly reported by AppData®, which includes non-paying users and paying subscribers, varies greatly on a daily and monthly basis, and is greater than the number of our active subscribers for the same measurement period.

As of November 30, 2012, we had more than 5.2 million monthly active users (“MAUs”) of the AreYouInterested.com application on Facebook platform.  We believe that our extensive user base, along with the overwhelming amount of data that we have accumulated for several years across multiple platforms and data gathered in conjunction with Facebook platform’s real-time application programming interface (“API”), allows us to create a one-of-a-kind experience for users looking to meet people with similar interests.

During the quarter ended September 30, 2012, we executed key components of our long-term strategy for our redesigned AreYouInterested.com product, including:

●	the official re-launch of the redesigned AreYouInterested.com product that was completed in early August 2012;

●	the testing and development of designs, features, pricing and payment methods to increase user engagement and total revenues; and

●	the installation of a new performance analytics structure that will allow us to analyze and react to our product’s performance in closer to real-time.

Since the second quarter of 2012, we reduced our advertising and marketing expenses to preserve liquidity as we transitioned to our new product.  While we believe that these actions are prudent and will yield long-term positive results, in the short-term these actions have caused:

●	a decrease in both revenues and bookings during the third quarter of 2012, as compared to the third quarter of 2011;

●	a decrease in the number of active subscribers during the third quarter of 2012, as compared to the third quarter of 2011; and

●
a reduction in net loss during the third quarter of 2012, as compared to the third quarter of 2011, as the decrease in advertising and marketing expenses more than offset the effects of lower revenues and bookings.

We are continuing to optimize the new product and are adding new features to increase user engagement and, thereby, improve rates at which installs are converted into paying subscribers.  Since the second quarter of 2012, we have reduced advertising and marketing expenses, which has resulted in short-term declines in revenues, bookings and our subscriber count.  We anticipate increasing our advertising and marketing expenses from current levels during the fourth quarter of 2012 and into the first quarter of 2013, which we expect to increase revenue, bookings and our overall subscriber count.

Our application development processes are designed to enable us to rapidly and cost effectively develop our application to meet the expectations and preferences of users and the requirements of the third party platforms on which we offer our product.  Expanding our presence on mobile platforms is currently a core objective for us.  Although revenue opportunities on our mobile products are still in their early stages, we are investing heavily in engineering on our mobile products while we continue to develop such products and user acquisition costs are relatively inexpensive given our user base.  We believe that our mobile dating and social discovery application will offer significant opportunities in the future and have increased the resources allocated to this product with the goal of positioning us as a leading provider of this product.  A primary component of our mobile initiatives is to continue creating a seamless experience for users of our product across multiple platforms.  We believe that this approach will better position us to be a leading provider of mobile dating services in the future as web browsing and web activity shifts to smartphones and other mobile devices.  As a result of these efforts, we have seen meaningful traction with our mobile product line, as we averaged over 450,000 daily sessions or visits to our mobile AreYouInterested.com platforms during the third quarter of 2012 (including iPhone, mobile web, and Android sessions).

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

During the remainder of 2012, our business objectives include:

●	Optimizing the redesigned AreYouInterested.com product by continuing to deploy new and engaging features for the product;
●
Continuing to integrate and expand the overall product offering between the AreYouInterested.com Facebook application, AreYouInterested.com website and AreYouInterested.com iPhone and Android applications for an enhanced user experience across all platforms;

●	Increasing the amount of resources devoted to mobile initiatives and increasing user engagement on our mobile products;
●	Increasing our rate of advertising and marketing expenditures to increase traffic to the AreYouInterested.com brand; and
●	Identifying and exploring new opportunities in our rapidly evolving industry.

How We Generate Revenue

We generate the majority of our revenue through subscription fees and premium sales on our AreYouInterested.com application.  Most of our revenue is generated from subscriptions originating on our AreYouInterested.com Facebook application, and an increasing amount of our revenue is being generated through subscriptions on our mobile platforms.  We also generate a small portion of our revenue through advertisements on our products and micro-transactions that allow users to access certain other premium features.

Our users have a variety of methods by which to purchase subscriptions to AreYouInterested.com.  Users can pay by credit card, PayPal, Boku (a mobile payment provider), TrialPay or as an in-app purchase through Apple Inc.’s iPhone App Store.  Pursuant to Apple Inc.’s terms of service, Apple Inc. retains 30% of the revenue that is generated from sales on our iPhone application through in-app purchases in the United States.  Regardless of which payment method is utilized, users may access the AreYouInterested.com product through any of the gateways we offer.

We recognize revenue from monthly premium subscription fees in the month in which the services are provided.  Revenues are presented net of refunds, credits, and known and estimated credit card chargebacks.  During 2011, subscriptions were offered in durations of one-, three- and six-month terms.  A twelve-month subscription term was added in February 2012.  Longer-term plans (those with durations longer than one month) are generally available at discounted monthly rates.  All subscription fees, however, are collected at the time of purchase regardless of the length of the subscription term.  Revenues from multi-month subscriptions are recognized over the length of the subscription term rather than when the subscription is purchased.  Pursuant to our terms of service, subscriptions automatically renew for periods of the same length as the original subscription term until subscribers terminate their subscriptions.

During 2011 and the first quarter of 2012, we recognized revenue from the direct sale of “points” over a two-month time period.  Users could either purchase or earn points by performing activities, such as by browsing profiles that could be used in exchange for accessing certain premium features on our applications.  Determining whether the criteria for spending points had been satisfied often involved management making assumptions and judgments that may have had an impact on the timing and amount of revenue we recognized in each period.  In February 2012, we discontinued the sale of points.

During August 2012, in conjunction with the re-launch of the AreYouInterested.com product we introduced micro-transactions to allow users to access certain premium features without purchasing a recurring subscription.  While micro-transactions are not a significant driver of revenue at this time, we believe that such micro-transactions may increase user engagement with the product and increase the likelihood that they will become a subscriber.  Revenue from micro-transactions is recognized over a two-month period.

We recognize advertising revenue as earned on a “click-through,” impression and registration or subscription basis.

Key Metrics

Our management relies on certain performance indicators to manage and evaluate our business.  The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our advertising and marketing efforts and assess operational efficiencies.  We discuss revenue and net cash used in operating activities under ‟Results of Operations” and ‟Liquidity and Capital Resources” below. Deferred revenue and bookings, additional measures of our performance, are also discussed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Consolidated Statements of Operations Data:
Total revenues	$4,331,701	$5,091,026	$15,289,791	$13,654,714

Consolidated Balance Sheets Data:
Deferred revenue at period end	$3,317,790	$2,825,844	$3,317,790	$2,825,844

Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$(555,460)	$212,426	$(2,253,418)	$(931,661)

Deferred Revenue

Revenues from multi-month subscriptions are recognized over the length of the subscription term rather than when the subscription is purchased.  Because a significant amount of our subscription sales occurred from subscriptions with a term of three or more months, we apportion that revenue over the duration of the subscription term even though it is collected in full at the time of purchase.  The difference between the gross cash receipts collected and the recognized revenue from those sales during that reporting period is reported as deferred revenue.

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

Over the long term, the factors impacting our bookings and subscription revenue are the same.  However, in the short term, factors exist that may cause subscription revenue to exceed or be less than bookings in any period.  While we believe that bookings is useful in evaluating our business, it should be considered as supplemental in nature and it is not meant to be a substitute for subscription revenue recognized in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The following table presents a reconciliation of subscription revenue to bookings for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Reconciliation of Subscription Revenue to Bookings
Subscription revenue	$4,304,763	$4,953,561	$15,001,709	$13,501,480
Change in deferred revenue	(337,153)	2,130	179,384	887,929
Bookings	$3,967,610	$4,955,691	$15,181,093	$14,389,409

Limitations of Bookings

Some limitations of bookings as a financial measure include that:

●	Bookings does not reflect that we defer and recognize revenue from subscription fees and premium sales over the length of the subscription term; and
●	Other companies, including companies in our industry, may calculate bookings differently or choose not to calculate bookings at all, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider bookings along with other financial performance measures, including total revenues, deferred revenue, net income (loss) and our financial results presented in accordance with GAAP.

Results of Operations

The following table sets forth Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Programming, hosting and technology	32.2%	15.4%	25.0%	13.5%
Compensation	13.7%	11.2%	13.3%	7.2%
Professional fees	3.6%	2.2%	3.2%	2.9%
Advertising and marketing	34.9%	66.6%	59.2%	77.6%
General and administrative	21.8%	14.8%	19.7%	14.0%
Total costs and expenses	106.1%	110.2%	120.4%	115.3%
Loss from operations	(6.1)%	(10.2)%	(20.4)%	(15.3)%
Interest income, net	0.1%	0.1%	0.2%	0.1%
Mark-to-market adjustment on warrant liability	13.0%	12.4%	(4.0)%	14.8%
Other income (expense)	0.0%	0.0%	(0.1)%	0.0%
Net income (loss) before income tax	7.0%	2.4%	(24.4)%	(0.4)%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net income (loss)	7.0%	2.4%	(24.4)%	(0.4)%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues

Revenues decreased to $4,331,701 for the three months ended September 30, 2012, from $5,091,026 for the three months ended September 30, 2011.  The decrease is primarily related to lower revenue from subscription sales on the AreYouInterested.com brand in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, which we believe resulted from our decreased advertising and marketing expense prior to the re-launch of the AreYouInterested.com product.  As noted above, we intentionally decreased our user acquisition campaigns which primarily affects new subscriptions.  The following table sets forth our subscription revenue, advertising revenue and total revenue for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, the decrease between those periods, the percentage decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	September 30,				September 30,
	2012	2011	Decrease	% Decrease	2012	2011
Subscription revenue	$4,304,763	$4,953,561	$(648,798)	(13.1)%	99.4%	97.3%
Advertising revenue	26,938	137,465	(110,527)	(80.4)%	0.6%	2.7%
Total revenue	$4,331,701	$5,091,026	$(759,325)	(14.9)%	100.0%	100.0%

Subscription – The results for the three months ended September 30, 2012 reflect a decrease in subscription revenue of $648,798, or 13.1%, as compared to the three months ended September 30, 2011.  The decrease in subscription revenue for the three months ended September 30, 2012, was primarily driven by a decrease in our marketing and advertising expense versus the prior year period, which primarily affects new subscriptions.  Subscription revenue as a percentage of total revenue was 99.4% for the three months ended September 30, 2012, as compared to 97.3% for the three months ended September 30, 2011.

Advertising – The results for the three months ended September 30, 2012 reflect a decrease in advertising revenue of $110,527, or 80.4%, as compared to the three months ended September 30, 2011.  The decrease in advertising revenue for the three months ended September 30, 2012 was primarily driven by a decrease in our online advertising campaigns as compared to the prior year period.  Advertising revenue as a percentage of total revenue was 0.6% for the three months ended September 30, 2012, as compared to 2.7% for the three months ended September 30, 2011.  Advertising revenue is dependent upon traffic as well as the advertising inventory we place on our products.  During the three months ended September 30, 2012, we did not actively manage our advertising revenue.

Costs and Expenses

Total costs and expenses for the three months ended September 30, 2012 reflect a decrease in costs and expenses of $1,012,295, or 18.0%, as compared to the three months ended September 30, 2011.  The following table presents our costs and expenses for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, the increase or decrease between those periods, and the percentage increase or decrease between those periods:

	Three Months Ended
	September 30,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Programming, hosting and technology	$1,393,933	$784,457	$609,476	77.7%
Compensation	593,153	568,816	24,337	4.3%
Professional fees	156,354	110,863	45,491	41.0%
Advertising and marketing	1,509,760	3,389,934	(1,880,174)	(55.5)%
General and administrative	943,984	755,409	188,575	25.0%
Total costs and expenses	$4,597,184	$5,609,479	$(1,012,295)	(18.0)%

Programming, Hosting and Technology – The results for the three months ended September 30, 2012 reflect an increase in programming, hosting and technology expense of $609,476, or 77.7%, as compared to the three months ended September 30, 2011.  The increase in product development expense for the three months ended September 30, 2012, was primarily driven by increased salary expenses due to expansion of our engineering and development staff as well as increased expenses related to hosting and bandwidth, primarily to support the redesigned AreYouInterested.com product.   Programming, hosting and technology expense as a percentage of total revenues was 32.2% for the three months ended September 30, 2012, as compared to 15.4% for the three months ended September 30, 2011.

Compensation – The results for the three months ended September 30, 2012 reflect an increase in compensation expense, which excludes the cost of developers and programmers included in programming, hosting and technology expense above, of $24,337, or 4.3%, as compared to the three months ended September 30, 2011.  The increase in compensation expense for the three months ended September 30, 2012, was primarily driven by increased headcount in management and support areas compared to the third quarter of 2011.  We anticipate experiencing further increases in compensation expense as we expect to hire additional employees during the remainder of 2012.  Compensation expense as a percentage of total revenues was 13.7% for the three months ended September 30, 2012, as compared to 11.2% for the three months ended September 30, 2011.

Professional fees – The results for the three months ended September 30, 2012 reflect an increase in professional fees of $45,491, or 41.0%, as compared to the three months ended September 30, 2011.  The increase in professional fees for the three months ended September 30, 2012, was primarily driven by an increase in legal fees, particularly in the areas of intellectual property, trademarks, consumer privacy and regulatory compliance, as well as increased accounting fees as a result of the overall expansion of our business.  Professional fees as a percentage of total revenues was 3.6% for the three months ended September 30, 2012, as compared to 2.2% for the three months ended September 30, 2011.

Advertising and Marketing – The results for the three months ended September 30, 2012 reflect a decrease in advertising and marketing expense of $1,880,174, or 55.5%, as compared to the three months ended September 30, 2011.  The decrease in advertising and marketing expense for the three months ended September 30, 2012, as compared to the prior year period, was primarily driven by decreasing the number of user acquisition campaigns.  During the quarter ended September 30, 2012, we also significantly reduced our rate of advertising and marketing expense as compared to the prior year period as we concentrated our focus on the migration of all users to the redesigned AreYouInterested.com product and the optimization of the new product.  We kept our advertising and marketing expense at reduced levels during the third quarter of 2012, but expect that our advertising and marketing expense for the year ending December 31, 2012 will exceed that of 2011 as we seek to expand our user base after the release of our redesigned product.  Advertising and marketing as a percentage of total revenues was 34.9% for the three months ended September 30, 2012, as compared to 66.6% for the three months ended September 30, 2011.

General and Administrative – The results for the three months ended September 30, 2012 reflect an increase in general and administrative expense of $188,575, or 25.0%, as compared to the three months ended September 30, 2011.  The increase in general and administrative expense for the three months ended September 30, 2012, as compared to the prior year period, was primarily driven by increases in recruiting expense, other employee related expenses and other increased costs associated with the overall expansion of our business.  General and administrative expense as a percentage of total revenues was 21.8% for the three months ended September 30, 2012, as compared to 14.8% for the three months ended September 30, 2011.

Non-Operating Income

The following table presents the components of non-operating income for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, the decrease between those periods and the percentage decrease between those periods:

	Three Months Ended
	September 30,
	2012	2011	Decrease	% Decrease
Interest income, net	$5,589	$7,163	$(1,574)%	(22.0%	)
Mark-to-market adjustment on warrant liability	562,200	632,475	(70,275)%	(11.1%	)
Other income (expense)	-	-	-	-
Total non-operating income (expense)	$567,789	$639,638	$(71,849)%	(11.2%	)

Interest Income, net

Interest income, net for the three months ended September 30, 2012 equaled $5,589, a decrease of $1,574, or 22.0%, as compared to $7,163 for the three months ended September 30, 2011.  Interest income, net represented 0.1% and 0.1% of total revenues for the three months ended September 30, 2012 and 2011, respectively.

Mark-to-Market Adjustment

Our warrant liability is marked-to-market at each reporting period, with changes in fair value reported in earnings.  The mark-to-market income of $562,200 for the three months ended September 30, 2012 and $632,475 for the three months ended September 30, 2011 represent the changes in fair value of the warrant liability during those periods.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues

Total – Total revenues increased to $15,289,791 for the nine months ended September 30, 2012, from $13,654,714 for the nine months ended September 30, 2011.  The increase in revenues is due primarily to an increase in subscription sales on the AreYouInterested.com brand in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.  While advertising and marketing expenses decreased versus the prior year period, which primarily affects new subscriptions, we benefited from a higher number of recurring subscriptions versus the prior year period.  The following table sets forth our revenue for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, the increase between those two periods, the percentage increase between those periods, and the percentage of total revenues that each represented for those periods:

					% Revenue
	Nine Months Ended				Nine Months Ended
	September 30,				September 30,
	2012	2011	Increase	% Increase	2012	2011
Subscription revenue	$15,001,709	$13,501,480	$1,500,229	11.1%	98.1%	98.9%
Advertising revenue	288,082	153,234	134,848	88.0%	1.9%	1.1%
Total revenue	$15,289,791	$13,654,714	$1,635,077	12.0%	100.0%	100.0%

Subscription – The results for the nine months ended September 30, 2012 reflect an increase in subscription revenue of $1,500,229, or 11.1%, as compared to the nine months ended September 30, 2011.  The increase in subscription revenue for the nine months ended September 30, 2012 was primarily driven by an increase in our subscriber base as compared to the prior year period.  Subscription revenue as a percentage of total revenues was 98.1% for the nine months ended September 30, 2012, as compared to 98.9% for the nine months ended September 30, 2011.

Advertising – The results for the nine months ended September 30, 2012 reflect an increase in advertising revenue of $134,848, or 88.0%, as compared to the nine months ended September 30, 2011.  The increase in advertising revenue for the nine months ended September 30, 2012 was primarily driven by an increase in revenue received from online advertising campaigns as compared to the prior year period.  Advertising revenue as a percentage of total revenues was 1.9% for the nine months ended September 30, 2012, as compared to 1.1% for the nine months ended September 30, 2011.  Advertising revenue is dependent upon traffic as well as the advertising inventory we place on our products.  During the nine months ended September 30, 2012, we did not actively manage our advertising revenue.

Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2012 reflect an increase in costs and expenses of $2,672,002, or 17.0%, as compared to the nine months ended September 30, 2011.  The following table presents our costs and expenses for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Nine Months Ended September 30,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Programming, hosting and technology	$3,821,511	$1,845,403	$1,976,108	107.1%
Compensation	2,033,312	988,843	1,044,469	105.6%
Professional fees	488,580	399,280	89,300	22.4%
Advertising and marketing	9,053,658	10,598,544	(1,544,886)	(14.6%)
General and administrative	3,018,538	1,911,527	1,107,011	57.9%
Total costs and expenses	$18,415,599	$15,743,597	$2,672,002	17.0%

Programming, Hosting and Technology – The results for the nine months ended September 30, 2012 reflect an increase in programming, hosting and technology expense of $1,976,108, or 107.1%, as compared to the nine months ended September 30, 2011.  The increase in product development expense for the nine months ended September 30, 2012, was primarily driven by increased salary expenses due to expansion of our engineering and development staff as well as increased expenses related to hosting and bandwidth, primarily to support the redesigned AreYouInterested.com product.  Programming, hosting and technology expense as a percentage of total revenues was 25.0% for the nine months ended September 30, 2012, as compared to 13.5% for the nine months ended September 30, 2011.

Compensation – The results for the nine months ended September 30, 2012 reflect an increase in compensation expense, which excludes the cost of developers and programmers included in programming, hosting and technology expense above, of $1,044,469, or 105.6%, as compared to the nine months ended September 30, 2011.  The increase in compensation expense for the nine months ended September 30, 2012, was primarily driven by an increased headcount in management and support areas as compared to the first nine months in 2011.  We anticipate experiencing further increases in compensation expense as we expect to hire additional employees during the remainder of 2012.  Compensation expense as a percentage of total revenues was 13.3% for the nine months ended September 30, 2012, as compared to 7.2% for the nine months ended September 30, 2011.

Professional fees – The results for the nine months ended September 30, 2012 reflect an increase in professional fees of $89,300, or 22.4%, as compared to the nine months ended September 30, 2011.  The increase in professional fees for the nine months ended September 30, 2012, was primarily driven by an increase in accounting fees as a result of the overall expansion of our business.  Professional fees as a percentage of total revenues was 3.2% for the nine months ended September 30, 2012, as compared to 2.9% for the nine months ended September 30, 2011.

Advertising and Marketing – The results for the nine months ended September 30, 2012 reflect a decrease in advertising and marketing expense of $1,544,886, or 14.6%, as compared to the nine months ended September 30, 2011.  The decrease in advertising and marketing expense for the nine months ended September 30, 2012, as compared to the prior year period, was primarily driven by a decrease in user acquisition campaigns.  During the third quarter of 2012, we also significantly reduced our rate of advertising and marketing expense as compared to the prior year period as we concentrated our focus on the migration of all users to the redesigned AreYouInterested.com product and the optimization of the new product.  We kept our advertising and marketing expense at reduced levels during the third quarter of 2012, but expect that our advertising and marketing expense for the year ending December 31, 2012 will exceed that of 2011 as we seek to expand our user base after the release of our redesigned product.  Advertising and marketing as a percentage of total revenues was 59.2% for the nine months ended September 30, 2012, as compared to 77.6% for the nine months ended September 30, 2011.

General and Administrative – The results for the nine months ended September 30, 2012 reflect an increase in general and administrative expense of $1,107,011, or 57.9%, as compared to the nine months ended September 30, 2011.  The increase in general and administrative expense for the nine months ended September 30, 2012, as compared to the prior year period, was primarily driven by increases in transaction fees related to accepting subscription payments, including credit card processing fees and foreign currency transaction fees.  General and administrative expense also increased due to increased insurance expense, recruiting expense, and increased costs associated with the overall expansion of our business.  General and administrative expense as a percentage of total revenues was 19.7% for the nine months ended September 30, 2012, as compared to 14.0% for the nine months ended September 30, 2011.

Non-Operating Income (Expense)

The following table presents the components of non-operating income (expense) for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Nine Months Ended
	September 30,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Interest income, net	$24,190	$20,071	$4,119	20.5%
Mark-to-market adjustment on warrant liability	(609,050)	2,014,575	(2,623,625)	(130.2%)
Other income (expense)	(16,885)	3,909	(20,794)	(532.0%)
Total non-operating income (expense)	$(601,745)	$2,038,555	$(2,640,300)	(129.5%)

Interest Income, net

Interest income, net for the nine months ended September 30, 2012 equaled $24,190, an increase of $4,119, or 20.5%, as compared to $20,071 for the nine months ended September 30, 2011.  Interest income, net represented 0.2% and 0.1% of total revenues for the nine months ended September 30, 2012 and 2011, respectively.

Mark-to-Market Adjustment

Our warrant liability is marked-to-market at each reporting period, with changes in fair value reported in earnings.  The mark-to-market expense of $609,050 for the nine months ended September 30, 2012 and the mark-to-market income of $2,014,575 for the nine months ended September 30, 2011 represent the changes in fair value of the warrant liability during those periods.

Other Income (Expense)

We had fixed asset disposals totaling $16,885 for the nine months ended September 30, 2012, as compared to $3,909 of other income earned for the nine months ended September 30, 2011.  Other income (expense) represented 0.1% and 0.0% of total revenues for the nine months ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2012	2011
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(2,253,418)	$(931,661)
Net cash provided by (used in) investing activities	6,358,861	(7,398,372)
Net cash provided by financing activities	25,000	8,003,825
Net increase in cash and cash equivalents	$4,130,443	$(326,208)

We have historically financed our operations through cash generated from our equity financing in January 2011, subscription fees received from our AreYouInterested.com product, fees for premium features on our product and revenues derived from advertisements purchased on our product.

Our overall liquidity consists of cash and cash equivalents and investments.  As of September 30, 2012, we had $6,528,271 in cash and cash equivalents, as compared to $2,397,828 as of December 31, 2011.  As of September 30, 2012, we had no investments, as compared to $6,481,205 of investments as of December 31, 2011.  Historically, our working capital has been generated through operations and equity offerings.  If we continue to grow and expand our operations, our need for working capital will increase.  For the remainder of 2012, we do not anticipate being profitable because we intend to increase our marketing and advertising expense to acquire new users and we expect to hire additional employees.  We further expect that our cash and cash equivalents will decrease during the remainder of 2012.  We intend to finance our growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.  We believe that our cash provided from operations, cash on hand and investments will provide sufficient capital to fund our operations for the next twelve months.

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

Operating Activities

Net cash used in operating activities was $2,253,418 for the nine months ended September 30, 2012, as compared to net cash used in operating activities of $931,661 for the nine months ended September 30, 2011.  This increase of $1,321,757 is primarily a result of the increase in net loss, particularly from increases in programming, hosting and technology expense, compensation expense and general and administrative expense as described above, as well as an increase in restricted cash and prepaid expenses and a decrease in accounts payable and accrued expenses and other current liabilities.  These uses of cash were offset in part by sources of cash from deferred revenue and increases in accounts receivable.

Net cash used in operating activities during the nine months ended September 30, 2012, was $2,253,418, and consisted of $2,163,498 in cash used in operations as well as a net increase in our operating assets and liabilities of $89,920.  Significant items impacting cash flow in the period included significant cash outlays relating to advertising and marketing expense and increases in programming, hosting and technology expense, recruiting, and salaries and related benefits associated with the growth of our business.  These uses of cash were offset in part by increased collections on subscription revenues and an increase in advertising revenue received during the period.

Net cash used in operating activities during the nine months ended September 30, 2011, was $931,661, primarily as a result of $1,880,935 in cash used in operations, partially offset by a net increase in our operating assets and liabilities of $949,274.  Significant items impacting cash flow in the period included increased cash outlays relating to advertising and marketing expense and launching the  WhoIsNear.com product, increases in salaries and related benefits associated with the growth of our business and our annual bonus payments of approximately $500,000 that were paid in February 2011.  These uses of cash were offset in part by an increase in collections on subscription revenues.

Investing Activities

Cash provided by (used in) investing activities for the nine months ended September 30, 2012 and 2011 was $6,358,861 and ($7,398,372), respectively.  Cash used in investing activities included purchases of property and equipment totaling $124,479 and $366,591 during the nine months ended September 30, 2012 and 2011, respectively.  These purchases consisted primarily of computers and servers during the nine months ended September 30, 2012, and leasehold improvements during the nine months ended September 30, 2011.  We continue to invest in technology hardware and software to support our growth. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development.

Redemption of investments during the nine months ended September 30, 2012 totaled $5,475,000, consisting of redemptions of our certificates of deposit and U.S. Treasury notes purchased in the prior year.  In addition, we reclassified $1,000,000 of investments nearing maturity to cash and cash equivalents during the nine months ended September 30, 2012.  We also received cash of $8,340 during the nine months ended September 30, 2012 through the partial repayment of a note receivable issued to an employee.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2012 and 2011 was $25,000 and $8,003,825, respectively.  Cash provided by financing activities for the nine months ended September 30, 2012 consists of proceeds from the exercise of employee stock options in August 2012.  Cash provided by financing activities for the nine months ended September 30, 2011 consists of proceeds from the issuance of common stock and warrants in January 2011, net of offering expenses.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

During the nine months ended September 30, 2012, there were no material changes to the Company’s contractual obligations and commitments from those disclosed in “Note 9. Commitments” in the Notes to the Condensed Consolidated Financial Statements included in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2011, filed with the SEC on December 7, 2012, which is hereby incorporated by reference herein.

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

During the nine months ended September 30, 2012, there were no material changes to our significant accounting policies from those contained in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2011, filed with the SEC on December 7, 2012, which is hereby incorporated by reference herein, other than those disclosed below.

Recently Adopted Accounting Pronouncement

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued revised authoritative guidance (Accounting Standards Update (“ASU”) No. 2011-04) covering fair value measurements and disclosures.  The amended guidance include provisions for (1) the application of concepts of "highest and best use" and "valuation premises", (2) an option to measure groups of offsetting assets and liabilities on a net basis, (3) incorporation of certain premiums and discounts in fair value measurements, and (4) measurement of the fair value of certain instruments classified in stockholders' equity.  The revised guidance is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted this revised authoritative guidance prospectively for new or materially modified arrangements beginning January 1, 2012.  The adoption of this revised authoritative guidance update did not have a significant impact on the Company’s consolidated financial statements.

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

Based on the evaluation as of September 30, 2012, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2012, the Company determined that there were control deficiencies that constituted the following material weaknesses:

●	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

●
The Company does not have effective controls, policies or procedures in place to support the accurate and timely reporting of our financial results.  This includes identification of various warrant features and the proper accounting for a warrant liability.   As a result, we were required to restate our Annual Report on Form 10-K for the year ended December 31, 2011 as well as our Quarterly Reports on Form 10-Q for the periods ended March 31, 2012 and June 30, 2012.

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

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A.  Risk Factors” of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2011, except for the following risk factors, which are incorporated by reference herein.  For more information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our Amendment No. 1 to Annual Report on Form 10-K/A.

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

We have identified material weaknesses in our internal control over financial reporting as of September 30, 2012, as disclosed in “Item 4. Controls and Procedures.”   We determined that we had a material weakness with respect to warrant liability, which resulted in a restatement of our financial statements for the year ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012.  Failure to have effective internal controls could impair our ability to produce accurate financial statements on a timely basis and could lead to a restatement of our financial statements. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the price of our common stock could decrease and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

We intend to take action to remediate the material weaknesses and improve the effectiveness of our internal control over financial reporting. However, we can give no assurances that the measures we may take will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the SEC.

The restatement of certain of our financial statements has subjected us to additional risks and uncertainties, including the increased possibility of legal proceedings.

As a result of the restatement of our financial statements for the year ended December 31, 2011 and the quarters ended March 31, 2012 and June 30, 2012, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses, the increased possibility of legal proceedings, the review of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties, shareholder class actions or derivative actions. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

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
101†
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

SNAP INTERACTIVE, INC.

Date: December 10, 2012	By:	/s/ Clifford Lerner
Clifford Lerner President and Chief Executive Officer (Principal Executive Officer)

Date: December 10, 2012	By:	/s/ Jon D. Pedersen, Sr.
Jon D. Pedersen, Sr. Chief Financial Officer (Principal Financial and Accounting Officer)