Form 10-K
period 2012-12-31
Snap Interactive, Inc
filed 2013-03-14
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $21,109,251.

As of March 8, 2013, the registrant had 38,932,826 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A relating to the 2013 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

SNAP INTERACTIVE, INC.

ANNUAL REPORT ON FORM 10-K

AreYouInterested.com, Snap, the Snap logo and other trademarks or service marks appearing in this report are the property of Snap Interactive, Inc.  Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

References in this report to “DAUs” and “MAUs” mean daily active users and monthly active users, respectively, of our application.  Unless otherwise indicated, these metrics are based on information that is publicly reported by AppData®.  References in this report to active subscribers mean subscribers who have prepaid for current access to premium features of the AreYouInterested.com product and the term of whose subscription period has not yet expired. The metrics for subscribers are based on internally-derived metrics across all platforms through which our application is accessed.

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

●	our ability to generate revenue and achieve profitability in the future;
●	our ability to derive revenue from our mobile platforms;
●	our reliance on a small number of our total users for nearly all of our revenue;
●	our ability to establish and maintain brand recognition;
●	the intense competition in the social dating marketplace;
●	our reliance on email campaigns to convert users to subscribers;
●	our ability to effectively advertise our products through a variety of advertising media;
●	our ability to generate subscribers through advertising and marketing agreements with third party advertising and marketing providers;
●	our ability to effectively manage our growth, including attracting and hiring key personnel;
●	our ability to develop and market new technologies to respond to rapid technological changes;
●	our ability to anticipate and respond to changing consumer trends and preferences;
●	our ability to develop and support our application for mobile platforms;
●	our ability to obtain additional financing to execute our business plan;
●	our reliance on our chief executive officer and sole director;
●	our dependence on a single vendor to host the majority of our application traffic;
●	our reliance upon credit card processors and related merchant account approvals;
●	the increased governmental regulation of the online dating, social dating or Internet industries;
●	our ability to comply with laws and regulations regarding privacy and protection of user data;
●	our ability to protect our intellectual property;
●	the potential impact of a finding that we have infringed on intellectual property rights of others;
●	the effect of programming errors or flaws in our product;
●	the effect of security breaches, computer viruses and computer hacking attacks;
●	our limited insurance coverage and the risk of uninsured claims;
●	the possibility that our users and subscribers may be harmed following interaction with other users and subscribers;
●	the risk that we would be deemed a “dating service” or an “Internet dating service” under various state regulations;
●	our ability to maintain effective internal controls over financial reporting; and
●	other circumstances that could disrupt the functioning of our application and website.

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.  We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business.  We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Annual Report on Form 10-K, except to the extent required by applicable securities laws.

ii

PART I

ITEM 1.	BUSINESS

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the terms “Snap,” “we,” “our,” “us” and the “Company” refer to Snap Interactive, Inc. and its subsidiaries on a consolidated basis.

Overview

We are an Internet company providing services in the expanding social dating market.  We own and operate a social dating application under the AreYouInterested.com brand that can be accessed on Facebook®, mobile devices such as iPhone® and Android®, as well as a stand-alone website.  Our product is fully integrated across all gateways we offer and incorporates the Facebook Connect® integration tool, which allows users to “connect” their Facebook profile to our website.  Since August 2007, AreYouInterested.com has been one of the leading dating applications on Facebook based on the publicly reported number of DAUs and MAUs.

As of March 8, 2013, we had more than 3.1 million MAUs of the AreYouInterested.com application on Facebook platform.  We primarily generate revenue from subscription fees and, as of March 8, 2013, we had approximately 90,000 active subscribers.  The number of our DAUs and MAUs, which includes non-paying users and paying subscribers, varies greatly on a daily and monthly basis, and is greater than the number of our active subscribers for any same measurement period.  We believe that our extensive user base and scale of Facebook connected profiles allows us to create a one-of-a-kind experience for users looking to meet people with similar interests.

Snap Interactive, Inc. was incorporated under the laws of the State of Delaware on July 19, 2005. Our principal executive office is located at 462 7th Ave, 4th Floor, New York, New York 10018.  Our telephone number is (212) 967-5120.

Recent Developments

Restatement.  On November 15, 2012, we concluded that our previously filed financial statements did not properly account for certain features of our common stock warrants that were issued in January 2011 in connection with an equity financing.  Based on the recommendation of management and after discussions with our current independent accountants, Ernst & Young LLP, we restated certain of our financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011 and the Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2012 and March 31, 2012.  We completed the restatement by filing amendments to these reports on December 7, 2012.

Launch of Redesigned Product. During 2012, we redesigned the AreYouInterested.com product to focus on interest-based matching and we officially launched the redesigned AreYouInterested.com product in August 2012.  During the third quarter of 2012, we tested and developed designs, features, pricing and payment methods to increase user engagement and installed a new performance analytics structure to allow us to analyze and react to the performance of the redesigned product in near real-time.

Our Product

We have developed and published a social dating application, AreYouInterested.com, that is designed to appeal to a large number of Internet and iPhone users.  Our social dating application can be accessed on Facebook, mobile devices such as iPhone and Android and a stand-alone website.  Our application attracts a community of users that is demographically and geographically diverse and is continually updated with new features to increase user engagement, make them more social and to increase the number of users that are converted to paying subscribers.

AreYouInterested.com users create a personal profile which can be synced to their Facebook profile and then can search for potential matches.  Users are able to view pictures of other users meeting that criteria and indicate if they are “interested” in a user by clicking on a “fave” button above the picture of that user.  We notify users when there is a mutually interested match.  In addition, once users become paid subscribers, they are able to communicate on an unlimited basis with potential matches.

Product Development

Our application development processes are designed to enable us to rapidly and cost effectively develop our application to meet the expectations and preferences of users and the requirements of the third party platforms on which we offer our product.   Expanding our presence on mobile platforms is currently a core objective for us.  Although revenue opportunities on our mobile product are still in their early stages, we are investing heavily in engineering on our mobile product while we continue to develop our product and user acquisition costs are relatively inexpensive given our user base.  We believe that our mobile dating application will offer significant opportunities in the future and have increased the resources allocated to this product with the goal of positioning us as a leader in online dating.  A primary component of our mobile initiatives is to continue creating a seamless experience for users of our product across multiple platforms.  We believe that this approach will better position us as a provider of mobile dating services in the future as web browsing and web activity shifts to smartphones and other mobile devices.  During February 2013, approximately 16% of logins to AreYouInterested.com were made through a mobile device.

The majority of our logins occur on third party platforms, such as Facebook.  We believe we provide value to these third party platforms by (i) creating and maintaining user engagement on, and integrating with, the platforms, (ii) driving traffic to the platforms to generate advertising revenue for such platforms, including through the placement of advertisements on our application, and (iii) directly purchasing advertising from the platforms.

With our network of more than 3.1 million MAUs of the AreYouInterested.com application on Facebook as of March 8, 2013, along with the vast amount of data that we have accumulated for several years across multiple platforms, we believe that leveraging this user base and data therefrom in conjunction with Facebook platform's real-time application programming interface allows us to create a one-of-a-kind experience for users looking to meet people with similar interests.

Marketing Strategy

Our initial user base for the AreYouInterested.com brand was cultivated primarily through Facebook’s viral channels.  Our current marketing activities aim to raise awareness of the AreYouInterested.com brand and attract subscribers by promoting the unique content and quality of our product and services.  We primarily advertise through Internet and mobile advertising and run hundreds of user acquisition campaigns at any given time, targeting various classifications of users. We have a full-time media buyer and in-house tools to track and measure the success of our advertising campaigns.  We expect to increase our advertising and marketing expenditures in 2013 with a focus on campaigns that we believe will produce a positive return over the lifetime of new users.

Payment Options

Our users have a variety of methods by which to purchase subscriptions to AreYouInterested.com.  Users can pay by credit card, PayPal, Boku, TrialPay or as an In-App purchase through Apple Inc.’s iPhone App Store.  Pursuant to Apple Inc.’s terms of service, Apple Inc. retains 30% of the revenue that is generated from sales on our iPhone application through In-App purchases in the United States.  Regardless of which payment method is utilized, users may access the AreYouInterested.com product through any of the gateways we offer.

Competition

We face substantial competition from dominant online dating websites such as Match.com and eHarmony.com, as well as Facebook application providers in the online dating space such as Zoosk, Badoo and Cupid.  We believe that users often utilize multiple dating websites or applications, and the use of one dating website or application is not necessarily to the exclusion of others.  According to AppData.com, a website that measures user engagement with Facebook applications, we are consistently one of the leading dating applications as measured by MAUs.

Achieving a critical mass of subscribers is crucial for online dating websites and online dating applications.  As a result of our user base, we believe we are well-positioned to continue as a leader in online dating.  We believe that our user base also allows us to compete favorably in the marketplace with future products that we may offer.  Additionally, we seek to offer products and services that are unique in the industry, superior in quality, and more appealing than those of our competitors. Additionally, we believe that we have the tools and certain inherent efficiencies to attract new users through Facebook at a lower cost per subscriber than certain of our traditional online dating competitors.  We also believe that the industry offers substantial room for growth as social networking application platforms and mobile platforms continue to expand and as the Internet continues to become more of a socially-acceptable method for finding a mate.

Patent and Trademarks

To establish and protect our proprietary rights, we rely on a combination of trademarks, copyrights, trade secrets, license agreements, patent applications, confidentiality agreements and other contractual rights. We have three registered trademarks relating to the AreYouInterested.com brand and two registered trademarks for Snap Interactive, Inc. We are currently pursuing patents related to certain feature sets on the AreYouInterested.com brand currently under development.

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

Governmental Regulations

We are subject to a number of federal and state laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and being litigated in the courts, and could be interpreted in ways that could harm our business.  These laws and regulations may involve user privacy, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and online payment services.  The application and interpretation of these laws and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate.

We are also subject to federal laws and regulations regarding privacy and the protection of user data, including The Communications Decency Act of 1996, The Children’s Online Privacy Protection Act of 1998 and The Electronic Communications Privacy Act of 1986, among others. Many states have passed laws requiring notification to users when there is a security breach for personal data or the adoption of minimum information security standards that are often vaguely defined and difficult to implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Any failure by us to comply with privacy related laws and regulations or our privacy policy, could expose us to costly or time-consuming proceedings against us by governmental authorities or others, which could harm our business. Further, any failure by us to adequately protect our users’ privacy and data could result in loss of user confidence in our product and services and ultimately in a loss of subscribers, which could adversely affect our business.

There are a number of legislative proposals before Congress and various state legislatures regarding privacy issues related to the Internet generally. We are unable to determine if and when such legislation may be adopted. If certain proposals were to be adopted, it could have an adverse effect on our business. In addition, rising concern about the use of social networking technologies for illegal conduct may in the future produce legislation or other governmental action that could require changes to our product or restrict or impose additional costs upon the conduct of our business.  These regulatory and legislative developments, including excessive taxation, may prevent or significantly limit our ability to expand our business.
In addition, certain states have enacted legislation requiring us to display safety warnings and disclosures to users that we do not conduct background checks.

Employees

As of March 8, 2013, we had 49 employees, all of whom are employed on a full-time basis. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel.

Executive Officers

Our executive officers are appointed by our Board of Directors and hold office until removed by the Board of Directors.  The following table and text sets forth certain information with respect to our executive officers as of March 8, 2013:

Name	Age	Position

Clifford Lerner	35	President, Chief Executive Officer and Chairman of the Board of Directors

Jon D. Pedersen, Sr.	42	Chief Financial Officer

CLIFFORD LERNER is our President, Chief Executive Officer and Chairman of our Board of Directors. Mr. Lerner has served as our President and Chief Executive Officer since joining us in 2005 and served as our principal financial officer and principal accounting officer from 2005 to October 2011.  Prior to joining us in 2005, Mr. Lerner spent his professional career from 2000 to 2005 at Lehman Brothers Inc. as an Analyst in its Equities division.  Mr. Lerner worked as an Analyst in the Product Management Group where his duties included, among other things, coordinating the morning and afternoon equity research calls.  Mr. Lerner has a strong knowledge and understanding of the online dating industry and has managed the product development and growth for all of our applications and websites since their inception.  Mr. Lerner received a bachelor’s degree in applied economics and business management from Cornell University.

JON D. PEDERSEN, SR. is our Chief Financial Officer.  Mr. Pedersen has served as our Chief Financial Officer since November 2011.   Mr. Pedersen served as Senior Vice President – Controller from September 2008 to August 2011 and Vice President – Assistant Controller from May 2005 to September 2008 at Warner Music Group.  Warner Music Group is a music company with interests in recorded music, music publishing and artist services that was acquired by Access Industries, Inc. in July 2011.  Mr. Pedersen also previously served as Chief Financial Officer, Director and Assistant Director of WestLB Securities Inc., a New York based broker-dealer and subsidiary of WestLB AG from July 2000 to May 2005, and as Director from April 2003 to May 2005 and as Assistant Director from July 2000 to April 2003.  Mr. Pedersen also previously served as Vice President for Global Management Reporting and Associate – Fixed Income Derivatives at Goldman, Sachs & Co. from April 2000 to July 2000 and July 1998 to April 2000, respectively.  Prior to July 1998, Mr. Pedersen served as a Senior Financial Analyst and Senior Accountant at Price Waterhouse LLP in Stamford, Connecticut.   Mr. Pedersen holds a master’s degree in business administration from Columbia Business School and a bachelor’s degree in business administration with an emphasis in accounting from the University of Connecticut.

ITEM 1A.	Risk Factors

The risks below are those that we believe are the material risks that we currently face, but are not the only risks facing us and our business.  If any of the events contemplated by the following discussion should occur, our business, financial condition and operating results could be adversely affected.

Risks Relating to Our Business

Our heavy reliance on Facebook may negatively affect our business.

Facebook is the primary third-party platform on which our application operates.  During 2012, we generated substantially all of our revenue from subscribers acquired through the Facebook platform and expect to continue to do so in the foreseeable future.

We are subject to Facebook’s standard terms and conditions for application developers, which govern the development, promotion, distribution, operation and use of our application on the Facebook platform.  Accordingly, we are subject to numerous risks and uncertainties and our business would be harmed if:

●	Facebook discontinues, limits or restricts access to its platform by us or our application;
●	Facebook changes its terms and conditions or other policies and features, including restricting the methods of collecting payments through the Facebook platform; or
●	Facebook establishes more favorable relationships with one or more of our competitors.

If any of these actions occur, they could have a material adverse effect on our business or results of operations.

We derive a portion of our revenue from the Apple and Google platforms, and if we are unable to maintain a good relationship with Apple and Google, our business could suffer.

A portion of our revenue, primarily our revenue from mobile platforms, is derived from Apple’s iOS and Google’s Android platforms and we believe that we have a good relationship with Apple and Google.  Any deterioration in our relationship with either Apple or Google could materially harm our business and results of operations.

We are subject to each of Apple’s and Google’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of our application on their respective storefronts.  Each of Apple and Google has broad discretion to change its standard terms and conditions.  In addition, these standard terms and conditions can be vague and subject to changing interpretations by Apple or Google.  In addition, each of Apple and Google has the right to prohibit a developer from distributing applications on the storefront if the developer violates the standard terms and conditions.  In the event that either Apple or Google ever determines that we are in violation of its standard terms and conditions and prohibits us from distributing our application on its storefront, it could materially harm our business and results of operations.

We also rely on the continued function of the Apple App Store and the Google Play Store, as a portion of our revenue is derived from these two digital storefronts.  There have been occasions in the past when these digital storefronts were unavailable for short periods of time or where there have been issues with the In-App purchasing functionality from the storefront.  In the event that either the Apple App Store or the Google Play Store is unavailable or if In-App purchasing functionality from the storefront is non-operational for a prolonged period of time, it could have a material adverse effect on our revenues and results of operations.

We have a history of losses and may not achieve profitability in the future.

We generated a net loss of approximately $4.0 million and used $3.4 million of cash in operating activities during 2012.  We will need to generate and sustain increased revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability.  We may incur losses in the future for a number of reasons, including marketing and advertising expenses and the risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown risks. If we are unable to achieve profitability in the future, it will have a material adverse effect on our business, results of operations and financial condition.

We rely on a small portion of our total users for nearly all of our revenue.

Compared to the number of users in any period, only a small portion are paying subscribers.  We primarily generate revenue through subscription sales to this small portion of users and secondarily generate revenue through paid advertisements displayed to all users.  Users discontinue the use of our product in the ordinary course of business and to sustain our revenue levels, we must attract, retain and increase the number of users or more effectively monetize our existing users.  To retain existing users, and particularly those users who are paying subscribers, we must devote significant resources so that our application retains their interest.  If we fail to grow or sustain the number of our users, or if the rates at which we attract and retain existing users declines or the rate at which users become paying subscribers declines, it could have a material adverse effect on our revenues and results of operations.

Our business depends on establishing and maintaining a strong brand.  If we are unable to maintain and enhance our brand, we may be unable to expand or retain our user and paying subscriber bases.

Establishing and maintaining our brand is critical to our efforts to attract and expand our user and paying subscriber bases.  During 2012, we launched a redesigned AreYouInterested.com brand that incorporates interest-based matching and social dating to attract and retain users and paying subscribers.  This redesigned AreYouInterested.com brand may not be successful.  If paying subscribers to our product do not perceive our existing services to be of high quality, or if new services, new business ventures or the rebuilding of the AreYouInterested.com brand are not favorably received by such subscribers, the value of our brand could diminish, thereby decreasing the attractiveness of our product to such subscribers.  As a result, our results of operations may be adversely affected by decreased brand recognition.

As an online dating company, we are in an intensely competitive industry and any failure to attract new users and subscribers could diminish or suspend our development and possibly cease our operations.

The online dating industry is highly competitive, and has few barriers to entry.  There are numerous other competitors that offer similar services, have established user bases that are similar in size or larger than ours, and have more capital than us.  If we are unable to efficiently and effectively attract new users and subscribers as a result of intense competition or a saturated market, we may not be able to continue the development and enhancement of our application and website or become profitable on a consistent basis.

Important factors affecting our ability to successfully compete include:

●	our ability to hire and retain talented employees, including technical employees, executives, and marketing experts;
●	competition for acquiring users that could result in increased user acquisition costs;
●	reliance upon the platforms on which we build and the platforms’ ability to control our activities on such platforms; and
●	our ability to remain innovative in our ever-changing industry.

We face substantial competition from online dating websites such as Match.com and eHarmony.com, as well as Facebook application providers in the online dating space such as Zoosk, Badoo and Cupid.  According to AppData.com, a website that measures user engagement with Facebook application, we are consistently one of the leading dating applications as measured by MAUs.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger user or subscriber bases than we do.  These factors may allow our competitors to more quickly respond to new or emerging technologies and changes in user preferences.  These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies that may allow them to build larger user and paying subscriber bases.  Our competitors may develop products or services that are equal or superior to our product and services or that achieve greater market acceptance than our product and services.  In addition, new and different types of social discovery may also increase in popularity at the expense of online dating.  These activities could attract users and subscribers away from our application and website, reduce our market share and have a material adverse effect on our business, results of operations and financial condition.

Our social dating application relies heavily on email campaigns.  As our subscriber base has grown, we face a risk that any disruptions in or restrictions on the sending or receipt of emails, or any increase in the associated costs could adversely affect our business and results of operations.

Our emails are an important driver of our subscribers’ activities.  We send a large volume of emails to our subscribers notifying them of a variety of activities on our application, such as new matches.  As our subscriber base has grown, we face a risk that service providers or email applications may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails to our subscribers.  Third parties may also block our emails as spam, impose restrictions on, or start to charge for, the delivery of emails through their email systems.  Without the ability to email these subscribers, we may have limited means of inducing subscribers to return to our website and application and to utilize our services.  Due to the importance of email to our business, any disruptions or restrictions on the distribution or receipt of emails or increase in the associated costs could have a material adverse effect on our business and results of operations.

Our business depends in large part upon the availability of advertising space through a variety of media.

We depend upon the availability of advertising space through a variety of media, including third party applications on platforms such as Facebook, to recruit new subscribers, generate activity from existing subscribers and direct traffic to our product.  The availability of advertising space varies, and a shortage of advertising space in any particular media or on any particular platform, or the elimination of a particular medium on which we advertise, could limit our ability to generate new subscribers, generate activity from existing subscribers or direct traffic to our product, any of which could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to achieve desired results from, or maintain our advertising and marketing arrangements with certain third-party advertising or marketing providers to generate subscribers, our ability to generate revenue and our business could be adversely affected.

We have entered into multiple advertising and marketing arrangements with certain affiliate advertising and marketing providers that are designed to increase traffic to our application on the Facebook platform.  Our ability to attract new subscribers and retain existing subscribers is based in part on our ability to generate increased traffic or better retention rates through these user acquisition campaigns.  We may be unable to control the advertisements and actions that are taken by these providers on Facebook.

If we are unable to enter into such arrangements on favorable terms, are unable to achieve the desired results under these arrangements and programs, are unable to maintain these relationships, fail to generate sufficient traffic or revenue from purchases pursuant to these arrangements and programs, or properly manage the actions of these providers, our ability to generate revenue to attract and retain our subscribers may be impacted, which could have a material adverse effect on our business and results of operations.  In addition, if Facebook restricts our ability to use such arrangements and programs or takes limits or restricts access to its platform by us or our applications, it could have a material adverse effect on our business, results of operations and financial condition.

If we fail to effectively manage our growth, our business and operating results could be harmed.

We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure.  As of December 31, 2012, approximately 46% of our employees had been with us for less than one year and approximately 75% for less than two years.  As we continue to grow, we must expend significant resources to identify, hire, integrate, develop and motivate a number of qualified employees.  If we fail to effectively manage our hiring needs and successfully integrate our new hires, our ability to launch new applications and enhance our existing application could suffer.

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

Our market is characterized by rapid technological change and the development of new products, and if we fail to develop and market new technologies rapidly or timely develop and launch new products, we may not become profitable in the future.

The online dating industry is characterized by rapid technological change and the development of new products that could render our existing application and website obsolete.  The development of our application and website entails significant technical and business risks.  We may be unable to successfully use new technologies effectively, adapt our application and website to user preferences or needs or timely develop and launch new products.  If our management is unable to adapt in a timely manner in response to changing market conditions or user trends and preferences, we may never become consistently profitable and we may face limited market acceptance of newly developed products, which could have a material adverse effect on our revenues.

Our growth prospects will suffer if we are unable to develop and support our application for mobile platforms.

We have limited experience developing and supporting our application for mobile platforms.  We expect to continue devoting substantial resources to the development and support of our mobile application, and we do not know whether we will succeed in developing and supporting such application.  The uncertainties we face include:

●	our experience in developing and supporting our application for use primarily on Facebook may not be relevant for developing and supporting our application for mobile platforms;
●	we have limited experience working with wireless carriers, mobile platform providers and other partners whose cooperation we may need in order to be successful;
●	we may encounter difficulty in integrating features on applications developed for mobile platforms that a sufficient number of subscribers will pay for;
●	we have encountered, and may continue to encounter, difficulties in developing a mobile application for Android and Mobile Web; and
●	we may need to allow for a variety of payment methods and systems based on mobile platforms, geographies and other factors.

These and other uncertainties make it difficult to know whether we will succeed in developing and supporting our application for mobile platforms.  If we do not succeed in doing so, our prospects for growth will suffer.

We may need additional financing to execute our business plan.  If we do not obtain additional financing, it could have a material adverse effect on our business.

Revenues and capital raised to date may be inadequate to support our expansion, marketing efforts and product development programs.  Due to planned expansion and advertising expenditures, we do not anticipate that we will operate at a profit in 2013.  We may need substantial additional financing to:

●	effectuate our long-term growth strategy and expand our product development;
●	market our product to attract more paying subscribers; and
●	hire additional technical and managerial talent.

We may be unable to obtain future financing on favorable terms or at all.  If we cannot obtain additional financing, we will need to reduce, defer or cancel product development programs, planned initiatives, or overhead expenditures.  The failure to obtain additional financing in favorable terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.

Our future success is dependent, in part, on the performance and continued service of Clifford Lerner, our Chief Executive Officer and sole director.  Without his continued service, we may be forced to interrupt or eventually cease our operations.

We are dependent to a great extent upon the experience, abilities and continued service of Clifford Lerner, our Chief Executive Officer and sole director.  The loss of his services would substantially affect our business operations and could have a material adverse effect on our business and product.

A significant majority of our application traffic is hosted by a single vendor and any failure or significant interruption in our network could impact our operations and harm our business.

Our technology infrastructure is critical to the performance of our application and to our subscribers’ satisfaction.  Significant elements of this system are operated by third parties that we do not control and which would require significant time to replace.  We expect this dependence on third parties to continue during the near future.  In particular, a significant majority of our application traffic is hosted by a single vendor.  We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints.  If a particular application is unavailable when subscribers attempt to access it or interaction through an application is slower than expected, subscribers may stop using the application and may be less likely to return to the application as often, if at all.  A failure or significant interruption in the availability of our application would harm our reputation and operations.  To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer.  We do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance.

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

We may be subject to additional operating restrictions and government regulations in the future.  Companies engaging in e-commerce, online dating, social dating and related businesses face uncertainty related to future government regulation of the Internet.  Due to the rapid growth and widespread use of the Internet, federal and state governments are enacting and considering various laws and regulations relating to the Internet in areas including, but not limited to, billing practices, privacy, online safety and taxation.  Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear.  The adoption of new laws and regulations could adversely affect the growth, popularity or use of the Internet, including laws limiting Internet neutrality, decreasing the demand for our application or the usage of our services and increase our cost of doing business.  Our business and operating results may be negatively affected by new laws, and such existing or new regulations may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet.  In addition, sales tax for business conducted on the Internet is rapidly being legislated in the various states and abroad.  We may incur substantial liabilities or expenses necessary to comply with these laws and regulations or penalties for any failure to comply.

If there are changes in regulations regarding privacy and protection of user data, or we fail to comply with such laws, we may face claims brought against us under any of these regulations and it could adversely affect our business.

Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users.  Any failure, or perceived failure, by us to comply with regulations of privacy and protection of user data or with any data-related consent orders, Federal Trade Commission requirements or orders, or other federal, state, or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.  As a result of these regulations, we may be subject to a claim or class-action lawsuit regarding online services.  The successful assertion of these claims against us could result in potentially significant monetary damages, diversion of management resources and require us to make significant payments and incur substantial legal expenses.  Any claims with respect to violation of privacy or user data brought against us may have a material adverse effect on our business.

If we are unable to protect our intellectual property rights, we may be unable to compete with competitors developing similar technologies.

Our success and ability to compete are often dependent upon the development of software technology for our application and website.  While we rely on copyright, trade secret and trademark law to protect our intellectual property, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent enhancements to our product and reliable maintenance are more essential to establishing a technology leadership position.  There can be no assurance that others will not develop technologies that are similar or superior to our technology.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology, making it more difficult for us to compete.

If we are subject to intellectual property infringement claims, it could cause us to incur significant expenses, pay substantial damages and prevent service delivery.

Third parties may claim that our product or services infringe or violate their intellectual property rights.  Any such claims could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages and prevent us from using licensed technology that may be fundamental to our application and website.  Even if we were to prevail, any litigation regarding intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.  We may also be obligated to indemnify our business partners in any such litigation, which could further exhaust our resources.  Furthermore, as a result of an intellectual property challenge, we may be prevented from providing some of our services unless we enter into royalty, license or other agreements.  We may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, we may be precluded from offering our product and services.

Programming errors or flaws in our product could harm our reputation or decrease market acceptance of our product, which would harm our operating results.

Our application and website may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent as we release new features to our product under tight time constraints.  We believe that if our users have a negative experience with our application or website, they may be less inclined to continue or resume using our product or recommend our product to other potential users.  In addition, programming errors or defects may allow users access to premium features even if they do not pay for such content.  Undetected programming errors, defects and data corruption can disrupt our operations, adversely affect the experience of our users, harm our reputation, cause our users to stop using our application or website, divert our resources and delay market acceptance of our product, any of which could result in a material adverse effect on our business, results of operations and financial condition.

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

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry.  Any security breach caused by hacking, including efforts to gain unauthorized access to our applications, servers or websites, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and results of operations.  Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our application, servers or website may result in significant expenses, loss of revenue and have a material adverse effect on our business.

We have a limited amount of insurance coverage, and if we were found liable for an uninsured claim, or claim in excess of our insurance limits, we may be forced to expend significant capital to resolve the uninsured claim.

We have a limited amount of insurance to cover potential risks and liabilities, including, but not limited to, director and officer insurance and error and omission insurance.  Even if we decide to obtain additional insurance coverage in the future, it is possible that: (1) we may not be able to get enough insurance to meet our needs; (2) we may have to pay very high premiums for the additional coverage; (3) we may not be able to acquire any insurance for certain types of business risk; or (4) we may have gaps in coverage for certain risks.  We may be exposed to potential uninsured claims for which we could have to expend significant amounts of capital.  Consequently, if we were found liable for a significant uninsured claim in the future, we may be forced to expend a significant amount of our capital to resolve the uninsured claim.

We face certain risks related to the physical and emotional safety of users, paying subscribers and third parties.

We cannot control the actions of our users and subscribers in their communications or physical actions.  There is a possibility that users, subscribers or third parties could be physically or emotionally harmed following interaction with another user or subscriber.  We warn our users and subscribers that we do not screen other users and subscribers and, given our lack of physical presence, we do not take any action to ensure personal safety on a meeting between users or subscribers arranged following contact initiated via our application or website.  If an unfortunate incident of this nature occurred in a meeting of two people following contact initiated on our application or website or a website of one of our competitors, any resulting negative publicity could materially and adversely affect us or the industry in general.  Any such incident involving our application or website could damage our reputation and our brands, which could have a material adverse effect on our business.  In addition, the affected users, subscribers or third parties could initiate legal action against us, which could divert management attention from operations, cause us to incur significant expenses, whether we are successful or not, and damage our reputation.

We face risks of litigation and regulatory actions if we are deemed a dating service or Internet dating service.

In certain states, companies that provide dating services or Internet dating services are subject to various regulations.  Because our application and website promote social dating, we could be exposed to regulation as a dating or Internet dating service.  If we were considered to be a dating service or Internet dating service in any of the jurisdictions in which we operate, we would be required to comply with regulations that require us to, among other things, (i) provide language in our contracts that would allow users to rescind their contracts within a certain period of time, demand reimbursement of a portion of the contract price if the user dies during the term of the contract and cancel their contract in the event of disability or relocation and (ii) provide disclosures regarding our screening practices and warnings on our application and website regarding the dangers associated with the use of our product.  If a court determines that we have provided and are providing dating services or Internet dating services of the type that the dating services or Internet dating services regulations are intended to regulate, we could be deemed to be out of compliance with such regulations and could be liable for any damages as a result of our past non-compliance, either of which could have a material adverse effect on our business, financial condition or results of operations.

We have identified a material weakness in our internal control over financial reporting. This material weakness, if not corrected, could affect the reliability of our financial statements and have other adverse consequences.

We have identified a material weakness in our internal control over financial reporting.  This material weakness, if not corrected, could affect the reliability of our financial statements and have other adverse consequences.  Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on internal control over financial reporting.  This report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2012, as disclosed in “Item 9A. Controls and Procedures.”  We determined that we had a material weakness with respect to the lack of an independent audit committee, which would provide oversight of our officers, operations and financial reporting function.  Failure to have effective internal controls could impair our ability to produce accurate financial statements on a timely basis and could lead to a restatement of our financial statements.  If, as a result of deficiencies in our internal controls, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected.  In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

We intend to take action to remediate the material weakness and improve the effectiveness of our internal control over financial reporting.  However, we can give no assurances that the measures we may take will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting.  In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the Securities and Exchange Commission (the “SEC”).

The restatement of certain of our financial statements has subjected us to additional risks and uncertainties, including the increased possibility of legal proceedings.

As a result of the restatement of our financial statements for the year ended December 31, 2011 and the quarters ended March 31, 2012 and June 30, 2012, we have become subject to additional risks and uncertainties, including, among others, the increased possibility of legal proceedings, the review of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties, shareholder class actions or derivative actions.  We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

We maintain cash balances and credit card holdback receivables that at times exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.

At times, we have cash in bank accounts in excess of FDIC insurance limits.  As of December 31, 2012 and 2011, we had approximately $5.0 million and $1.6 million in excess of FDIC insurance limits, respectively. We also had credit card holdback receivables of $287,293 and $441,840, which were held by payment processors, and $139,389 and $248,534 of which were not FDIC insured as of December 31, 2012 and 2011, respectively.  The failure of such institutions could result in the loss of a portion or all of such cash balances and credit card holdback receivables in excess of the federally insured limit, which could have a material adverse effect on our liquidity, capital resources and financial position.

Risks Related to Our Common Stock

Our operating results are volatile and difficult to predict, and our stock price may decline if we fail to meet the expectations of securities analysts or investors.

Our revenue and operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance because of a variety of factors, many of which are outside of our control.  Any of these events could cause the market price of our common stock to fluctuate.  Factors that may contribute to the variability of our operating results include:

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

At times when our common stock is thinly traded, you may be unable to sell at or near ask prices or at all if you need to liquidate your shares and the price of our common stock may be volatile.

In the past, the shares of our common stock have been thinly-traded on the OTC Bulletin Board (the “OTC Bulletin Board”), meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on stock price.  A broader or more active public trading market for our common stock may not develop or be sustained, and the current trading level of our common stock may not be sustained.  Due to these conditions, you may be unable to sell your common stock at or near ask prices or at all if you desire to sell shares of common stock.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so.  The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

We may obtain additional financing by issuing additional shares of common stock, which would dilute the ownership of our stockholders.

We may need to raise additional financing through debt or issuing shares of our common stock in order to achieve our business goals.  Although there are no present plans, agreements, commitments or undertakings with respect to the issuance of additional shares or securities convertible into any such shares by us, any shares issued would dilute the percentage ownership of our current stockholders.

Clifford Lerner’s control may prevent you from directing the course of our operations and may affect the price of our common stock.

Clifford Lerner beneficially owned approximately 56% of our outstanding shares as of March 8, 2013. As long as Mr. Lerner beneficially owns more than 50% of our outstanding shares, he will be able to elect our entire board of directors, control all matters that require a stockholder vote (such as mergers, acquisitions and other business combinations) and exercise a significant amount of influence over our management and operations.  This concentration of ownership could result in a reduction in value to the common stock you own because of the ineffective voting power, and could have the effect of preventing us from undergoing a change of control in the future.

The large number of shares issuable upon exercise of warrants could have an adverse effect on our stock price.

In January 2011, we issued warrants to purchase an aggregate of 2,380,000 shares of common stock with an exercise price of $2.50 per share to investors and a placement agent.  The price of our common stock could significantly decline if such persons elect to exercise their warrants and sell shares in the market at times when there are not a corresponding number of investors willing to purchase such shares at the asked prices.  In addition, the large number of outstanding warrants may cause an overhang on the market and prevent the market price of the common stock from rising above the warrant exercise price.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our common stock and the ability of stockholders to sell their common stock in the secondary market.

Companies trading on the OTC Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and must be current in their quarterly and annual reports that are required to be filed under the Exchange Act to maintain price quotation privileges on the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our common stock could be adversely affected by limiting the ability of broker-dealers to sell our common stock and the ability of stockholders to sell their common stock in the secondary market.

We do not expect to pay dividends and stockholders should not expect to receive dividends.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future.  Consequently, stockholders will only realize an economic gain on their investment in our common stock if the price appreciates.  Stockholders should not purchase our common stock expecting to receive cash dividends.  Because we do not pay dividends, and there may be limited trading, stockholders may not have any manner to liquidate or receive any payment on their investment.  Therefore, our failure to pay dividends may cause stockholders to not see any return on their investment even if we are successful in our business operations.  In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand our business operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive office is located at 462 7th Avenue, 4th Floor, New York, NY 10018.  We currently do not own any real property.  We lease approximately 9,000 square feet of office space, and our office rental expense on a monthly basis is approximately $21,000.  The office lease term for our principal executive office runs through March 2015.  Our wholly owned subsidiaries, SNAP Mobile Limited and eTwine Inc., also operate out of our principal executive office.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on the OTC Bulletin Board under the symbol “STVI.OB” since December 14, 2007.  Beginning in 2012, our symbol was changed to “STVI”.  The following table sets forth the range of the quarterly high and low bid price information for the years ended December 31, 2012 and 2011 as reported by the OTC Bulletin Board.

	High Bid* ($)	Low Bid* ($)
2012
First Quarter	$2.37	$0.62
Second Quarter	1.95	0.85
Third Quarter	1.51	0.96
Fourth Quarter	1.30	0.51

2011
First Quarter	$4.50	$1.60
Second Quarter	3.20	1.02
Third Quarter	1.44	0.65
Fourth Quarter	0.79	0.48

* The quotations of the closing prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

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

Holders

As of March 8, 2013, there were 28 holders of record of our common stock.  This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Dividend Policy

We have never declared or paid dividends on our common stock.  We do not anticipate paying any dividends on our common stock in the foreseeable future.  We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.  Any future determination to declare dividends will be subject to the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects and any other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities

On August 20, 2012, the Company issued 75,000 shares of common stock to a current employee pursuant to the exercise of a stock option with an exercise price of $0.33 per share in exchange for proceeds of $24,750.  The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On December 17, 2012, the Company issued 50,000 shares of common stock to a former employee pursuant to the exercise of a stock option with an exercise price of $0.22 per share in exchange for proceeds of $11,000.  The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On December 26, 2012, the Company issued an aggregate of 45,000 shares of common stock to a current and former employee pursuant to the exercise of stock options with an exercise price of $0.33 per share in exchange for proceeds of $14,850.  The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On December 27, 2012, the Company issued an aggregate of 82,565 shares of common stock to a current employee pursuant to the cashless exercise of stock options to purchase an aggregate of 300,000 shares of common stock.  The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results.  The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.”  Unless the context otherwise requires, references to “Snap,” “we,” “our,” “us” and the “Company” refer to Snap Interactive, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  See “Forward-Looking Statements.”  Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Overview

We are an Internet company providing services in the expanding social dating market.  We own and operate a dating and social discovery software application under the AreYouInterested.com brand that can be accessed on Facebook®, mobile devices such as iPhone® and Android®, as well as a stand-alone website.  Our product is fully integrated across all gateways we offer and incorporates the Facebook Connect® integration tool, which allows users to “connect” their Facebook profile and friends to our website.  Since August 2007, AreYouInterested.com has been one of the leading dating applications on Facebook based on the publicly reported number of DAUs and MAUs.

As of March 8, 2013, we had more than 3.1 million MAUs of the AreYouInterested.com application on Facebook platform.  We primarily generate revenue from subscription fees and, as of March 8, 2013, we had approximately 90,000 active subscribers.  The number of our DAUs and MAUs as publicly reported by AppData®, which includes non-paying users and paying subscribers, varies greatly on a daily and monthly basis, and is greater than the number of our active subscribers for any same measurement period.

We believe that our extensive user base and scale of Facebook connected profiles allows us to create a one-of-a-kind experience for users looking to meet people with similar interests.

Recent Developments

Restatement.  On November 15, 2012, we concluded that our previously filed financial statements did not properly account for certain features of our common stock warrants that were issued in January 2011 in connection with an equity financing.  Based on the recommendation of management and after discussions with our current independent accountants, Ernst & Young LLP, we restated certain of our financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011 and the Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2012 and March 31, 2012.  We completed the restatement by filing amendments to these reports on December 7, 2012.

Launch of Redesigned Product.  During 2012, we redesigned the AreYouInterested.com product to focus on interest-based matching and we officially launched the redesigned AreYouInterested.com product in August 2012.  During the third quarter of 2012, we tested and developed designs, features, pricing and payment methods to increase user engagement and installed a new performance analytics structure to allow us to analyze and react to the performance of the redesigned product in near real-time.

Operational and Financial Highlights

During the year ended December 31, 2012, we executed key components of our long-term strategy for our redesigned AreYouInterested.com product, including:

●	the official launch of the redesigned AreYouInterested.com product in early August 2012;

●	the testing and development of designs, features, pricing and payment methods to increase user engagement; and

●	the installation of a new performance analytics structure that allows us to analyze and react to our product’s performance in closer to real-time.

During 2012, we reduced our advertising and marketing expenses to preserve liquidity as we transitioned to and launched our new product.  While we believe that these actions will yield positive results, these actions have caused:

●	a decrease in bookings and a slight increase in revenue for 2012, as compared to 2011;

●	a decrease in the number of active subscribers during 2012, as compared to 2011; and

●	an increase in net loss for 2012, as compared to 2011.

We are continuing to optimize the new product and are adding new features that we expect will increase user engagement and improve rates at which installs are converted into paying subscribers.  During 2012, we reduced advertising and marketing expenses, which resulted in declines in bookings and our subscriber count.  We anticipate increasing our advertising and marketing expenses in 2013, which we expect to increase revenue, bookings and our overall subscriber count.

2013 Highlights and Objectives

During the first quarter of 2013, we executed key components of our 2013 objectives, including:

●	We acquired and transitioned to the “AYI.com” domain;
●	New subscription sales increased in both January and February 2013 from December 2012;
●	We launched new “social” features for AreYouInterested.com that are designed to integrate a user’s interest and social graphs into the online dating experience; and
●	We have begun to rebrand AreYouInterested.com as “AYI”, a shorter and easier name for our users to remember.

For the remainder of 2013, our business objectives include:

●	Building a recognizable brand for AreYouInterested.com by expanding our advertising and marketing efforts beyond pure user acquisition;
●	Increasing the amount of resources devoted to mobile initiatives and increasing user engagement on our mobile product, particularly with regard to Android and mobile web;
●	Increasing our rate of advertising and marketing expenditures to increase traffic to the AreYouInterested.com brand; and
●	Growing our base of paid subscribers.

How We Generate Revenue

We generate the majority of our revenue through subscription fees and premium sales on our AreYouInterested.com application.  Most of our revenue is generated from subscriptions originating on our AreYouInterested.com Facebook application, and an increasing amount of our revenue is being generated through subscriptions on our mobile platforms.  We also generate a small portion of our revenue through advertisements on our product and micro-transactions that allow users to access certain other premium features.

Our users have a variety of methods by which to purchase subscriptions to AreYouInterested.com.  Users can pay by credit card, PayPal, Boku, TrialPay or as an In-App purchase through Apple Inc.’s iPhone App Store.  Pursuant to Apple Inc.’s terms of service, Apple Inc. retains 30% of the revenue that is generated from sales on our iPhone application through In-App purchases in the United States.  Regardless of which payment method is utilized, users may access the AreYouInterested.com product through any of the gateways we offer.

We recognize revenue from monthly premium subscription fees in the month in which the services are provided.  Revenues are presented net of refunds, credits, and known and estimated credit card chargebacks.  During 2012, subscriptions were offered in durations of one-, three- and six-month terms.  A twelve-month subscription term was added in February 2012.  Longer-term plans (those with durations longer than one month) are generally available at discounted monthly rates.  All subscription fees, however, are collected at the time of purchase regardless of the length of the subscription term.  Revenues from multi-month subscriptions are recognized over the length of the subscription term rather than when the subscription is purchased.  Pursuant to our terms of service, subscriptions automatically renew for periods of the same length as the original subscription term until subscribers terminate their subscriptions.

During January 2012, we recognized revenue from the direct sale of “points” over a two-month time period. Users could either purchase or earn points by performing activities, such as by browsing profiles that could be used in exchange for accessing certain premium features on our application. Determining whether the criteria for spending points had been satisfied often involved management making assumptions and judgments that may have had an impact on the timing and amount of revenue we recognized in each period. In February 2012, we discontinued the sale of points.

During August 2012, in conjunction with the launch of the AreYouInterested.com product, we introduced micro-transactions to allow users to access certain premium features by paying for such features without purchasing a recurring subscription.  While micro-transactions are not a significant driver of revenue at this time, we believe that such micro-transactions may increase user engagement with the product and increase the likelihood that they will become a subscriber.  Revenue from micro-transactions is recognized over a two-month period.

We recognize advertising revenue as earned on a “click-through,” impression, registration or subscription basis.

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

	Year Ended
	December 31,
	2012	2011
Consolidated Statements of Operations Data:
Total revenues	$19,246,736	$19,155,543

Consolidated Balance Sheets Data:
Deferred revenue (at period end)	$2,524,229	$3,138,406

Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(3,401,191)	$(1,455,542)

Deferred Revenue

Revenues from multi-month subscriptions are recognized over the length of the subscription term rather than when the subscription is purchased.  Because a significant amount of our subscription sales occurred from subscriptions with a term of three or more months, we apportion that revenue over the duration of the subscription term even though it is collected in full at the time of purchase.  The difference between the gross cash receipts collected and the revenue recognized to date from those sales is reported as deferred revenue.

Bookings

Bookings is a non-GAAP financial measure representing the aggregate dollar value of subscription fees and micro-transactions received during the period.  We calculate bookings as subscription revenue recognized during the period plus the change in deferred revenue during the period.  We record subscription revenue from subscription fees and micro-transactions as deferred revenue and then recognize that revenue ratably over the length of the subscription term.  In addition to subscription revenue, bookings is a “top-line” financial metric that we use to manage our business.  We believe that this non-GAAP financial measure is useful in evaluating our business because we believe, as compared to subscription revenue, it is a better indicator of the subscription activity in a given period.  In addition, we use bookings to evaluate our results of operations as well as to assess the effectiveness of, and plan future, user acquisition campaigns.

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

The following table presents a reconciliation of subscription revenue to bookings for each of the periods presented:

	Year Ended
	December 31,
	2012	2011
Reconciliation of Subscription Revenue to Bookings
Subscription revenue	$18,910,070	$18,781,368
Change in deferred revenue	(614,177)	1,200,491
Bookings	$18,295,893	$19,981,859

Limitations of Bookings

Some limitations of bookings as a financial measure include that:

●	Bookings does not reflect that we recognize revenue from subscription fees and micro-transactions over the length of the subscription term; and
●	Other companies, including companies in our industry, may calculate bookings differently or choose not to calculate bookings at all, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider bookings along with other financial performance measures, including total revenues, subscription revenue, deferred revenue, net income (loss) and our financial results presented in accordance with GAAP.

Results of Operations

The following table sets forth Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues.

	Year Ended
	December 31,
	2012	2011
Revenues	100.0%	100.0%
Costs and expenses:
Programming, hosting and technology	23.1%	13.5%
Compensation	18.8%	10.3%
Professional fees	3.7%	2.9%
Advertising and marketing	51.3%	76.4%
General and administrative	20.5%	16.0%
Total costs and expenses	117.4%	119.1%
Loss from operations	(17.4)%	(19.1)%
Interest income, net	0.1%	0.2%
Mark-to-market adjustment on warrant liability	(3.5)%	10.6%
Other income (expense)	(0.1)%	0.0%
Net loss before income taxes	(20.9)%	(8.3)%
Provision for income taxes	0.0%	0.0%
Net loss	(20.9)%	(8.3)%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Revenues increased to $19,246,736 for the year ended December 31, 2012, from $19,155,543 for the year ended December 31, 2011.  The increase in revenues is due primarily to an increase in subscription revenue from the AreYouInterested.com brand in the year ended December 31, 2012 as compared to the year ended December 31, 2011.  While advertising and marketing expenses decreased for 2012 compared to the prior year, which primarily affects new subscriptions, we benefited from a higher number of recurring subscriptions.  The following table sets forth our subscription revenue, advertising revenue and total revenue for the year ended December 31, 2012, as compared to the year ended December 31, 2011, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenues that each represented for those periods:

					% Revenue
	Year Ended				Year Ended
	December 31,		Increase	% Increase	December 31,
	2012	2011	(Decrease)	(Decrease)	2012	2011
Subscription revenue	$18,910,070	$18,781,368	$128,702	0.7%	98.3%	98.0%
Advertising revenue	336,666	374,175	(37,509)	(10.0)%	1.7%	2.0%
Total revenues	$19,246,736	$19,155,543	$91,193	0.5%	100.0%	100.0%

Subscription – The results for the year ended December 31, 2012 reflect an increase in subscription revenue of $128,702, or 0.7%, as compared to the year ended December 31, 2011.  The increase in subscription revenue for the year ended December 31, 2012, was primarily driven by an increase in our subscriber base as compared to the prior year.  Subscription revenue as a percentage of total revenue was 98.3% for the year ended December 31, 2012, as compared to 98.0% for the year ended December 31, 2011.

Advertising – The results for the year ended December 31, 2012 reflect a decrease in advertising revenue of $37,509, or 10.0%, as compared to the year ended December 31, 2011.  The decrease in advertising revenue for the year ended December 31, 2012 was primarily driven by a decrease in our online advertising campaigns as compared to the prior year.  Advertising revenue as a percentage of total revenue was 1.7% for the year ended December 31, 2012, as compared to 2.0% for the year ended December 31, 2011.  Advertising revenue is dependent upon traffic as well as the advertising inventory we place on our product.  During the year ended December 31, 2012, we did not actively manage our advertising revenue.

Costs and Expenses

Total costs and expenses for the year ended December 31, 2012 reflect a decrease in costs and expenses of $216,799, or 1.0%, as compared to the year ended December 31, 2011.  The following table presents our costs and expenses for the year ended December 31, 2012, as compared to the year ended December 31, 2011, the increase or decrease between those periods, and the percentage increase or decrease between those periods:

	Year Ended
	December 31,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Programming, hosting and technology	$4,444,550	$2,587,822	$1,856,728	71.7%
Compensation	3,625,117	1,976,384	1,648,733	83.4%
Professional fees	703,125	558,136	144,989	26.0%
Advertising and marketing	9,876,097	14,626,963	(4,750,866)	(32.5)%
General and administrative	3,953,795	3,070,178	883,617	28.8%
Total costs and expenses	$22,602,684	$22,819,483	$(216,799)	(1.0)%

Programming, Hosting and Technology – The results for the year ended December 31, 2012 reflect an increase in programming, hosting and technology expense of $1,856,728, or 71.7%, as compared to the year ended December 31, 2011.  The increase in product development expense for the year ended December 31, 2012, was primarily driven by increased salary expenses due to expansion of our engineering and development staff as well as increased expenses related to hosting and bandwidth, primarily to support the redesigned AreYouInterested.com product.   Programming, hosting and technology expense as a percentage of total revenues was 23.1% for the year ended December 31, 2012, as compared to 13.5% for the year ended December 31, 2011.

Compensation – The results for the year ended December 31, 2012 reflect an increase in compensation expense, which excludes the cost of developers and programmers included in programming, hosting and technology expense above, of $1,648,733, or 83.4%, as compared to the year ended December 31, 2011.  The increase in compensation expense for the year ended December 31, 2012, was primarily driven by increased headcount in management and support areas compared to the year ended December 31, 2011.  Compensation expense as a percentage of total revenues was 18.8% for the year ended December 31, 2012, as compared to 10.3% for the year ended December 31, 2011.

Professional fees – The results for the year ended December 31, 2012 reflect an increase in professional fees of $144,989, or 26.0%, as compared to the year ended December 31, 2011.  The increase in professional fees for the year ended December 31, 2012, was primarily driven by an increase in accounting fees as a result of the change in accounting firms.  Professional fees as a percentage of total revenues were 3.7% for the year ended December 31, 2012, as compared to 2.9% for the year ended December 31, 2011.

Advertising and Marketing – The results for the year ended December 31, 2012 reflect a decrease in advertising and marketing expense of $4,750,866, or 32.5%, as compared to the year ended December 31, 2011.  The decrease in advertising and marketing expense for the year ended December 31, 2012, as compared to the prior year period, was primarily driven by decreasing the number of user acquisition campaigns.  During the year ended December 31, 2012, we also significantly reduced our rate of advertising and marketing expense as compared to the prior year period as we concentrated our focus on the migration of all users to the redesigned AreYouInterested.com product and the optimization of the new product.  Advertising and marketing as a percentage of total revenues was 51.3% for the year ended December 31, 2012, as compared to 76.4% for the year ended December 31, 2011.

General and Administrative – The results for the year ended December 31, 2012 reflect an increase in general and administrative expense of $883,617, or 28.8%, as compared to the year ended December 31, 2011.  The increase in general and administrative expense for the year ended December 31, 2012, as compared to the prior year period, was primarily driven by increases in recruiting expense, other employee related expenses and other increased costs associated with the overall expansion of our business.  General and administrative expense as a percentage of total revenues was 20.5% for the year ended December 31, 2012, as compared to 16.0% for the year ended December 31, 2011.

Non-Operating Income (Expense)

The following table presents the components of non-operating income (expense) for the year ended December 31, 2012, as compared to the year ended December 31, 2011, the decrease between those periods and the percentage decrease between those periods:

	Year Ended
	December 31,
	2012	2011	Decrease	% Decrease
Interest income, net	$21,517	$28,858	$(7,341)	(25.4%)
Mark-to-market adjustment on warrant liability	(679,325)	2,038,000	(2,717,325)	(133.3%)
Other income (expense)	(16,885)	3,909	(20,794)	(532.0%)
Total non-operating income (expense)	$(674,693)	$2,070,767	$(2,745,460)	(132.6%)

Interest Income, net

Interest income, net for the year ended December 31, 2012 was $21,517, a decrease of $7,341, or 25.4%, as compared to $28,858 for the year ended December 31, 2011.  Interest income, net represented 0.1% and 0.2% of total revenues for the years ended December 31, 2012 and 2011, respectively.

Mark-to-Market Adjustment

Our warrant liability is marked-to-market at each reporting period, with changes in fair value reported in earnings.  The mark-to-market expense of $679,325 for the year ended December 31, 2012 and income of $2,038,000 for the year ended December 31, 2011 represented the changes in fair value of the warrant liability during those periods, which fluctuates inversely with our stock price.

Other Income (Expense)

We had losses from fixed asset disposals totaling $16,885 for the year ended December 31, 2012, as compared to $3,909 of other income earned for the year ended December 31, 2011.  Other income (expense) represented 0.1% and 0.0% of total revenues for the years ended December 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

	Year Ended
	December 31,
	2012	2011
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(3,401,191)	$(1,455,542)
Net cash provided by (used in) investing activities	6,310,109	(7,169,331)
Net cash provided by financing activities	50,850	8,003,825
Net increase in cash and cash equivalents	$2,959,768	$(621,048)

We have historically financed our operations through cash generated from our equity financing in January 2011, subscription fees received from our AreYouInterested.com product, fees for premium features on our product and revenues derived from advertisements purchased on our product.

Our overall liquidity consists of cash and cash equivalents and investments.  As of December 31, 2012, we had $5,357,596 in cash and cash equivalents, as compared to cash and cash equivalents of $2,397,828 as of December 31, 2011.  As of December 31, 2012, we did not have any investments, as compared to $6,481,205 of investments as of December 31, 2011.  Historically, our working capital has been generated through operations and equity offerings.  If we continue to grow and expand our operations, our need for working capital will increase.  We do not anticipate being profitable during 2013 because we intend to increase our marketing and advertising expense to acquire new users and create brand awareness and we expect to hire additional employees.  We expect that our cash and cash equivalents will further decrease during 2013.  We intend to finance our growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.  We believe that our cash provided from operations and cash on hand will provide sufficient capital to fund our operations for the next twelve months.

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

Operating Activities

Net cash used in operating activities was $3,401,191for the year ended December 31, 2012, as compared to net cash used in operating activities of $1,455,542 for the year ended December 31, 2011.  This increase of $1,945,649 is primarily a result of the increase in net loss, which was the result of increases in programming, hosting and technology expense, compensation expense and general and administrative expense as described above, as well as an increase in restricted cash and prepaid expenses and decreases in accounts payable, accrued expenses and other current liabilities and deferred revenue.  These uses of cash were offset in part by decreases in the credit card holdback receivable and accounts receivable.

Net cash used in operating activities during the year ended December 31, 2012, consisted of $2,047,259 in cash used in operations as well as a net decrease in our operating assets and liabilities of $1,353,932.  Significant items impacting cash flow in the period included significant cash outlays relating to advertising and marketing expense and increases in programming, hosting and technology expense, recruiting, and salaries and related benefits associated with the growth of our business.  These uses of cash were offset in part by increased collections in subscription revenues received during the period.

Net cash used in operating activities during the year ended December 31, 2011, consisted of $3,132,411 in cash used in operations, partially offset by a net increase in our operating assets and liabilities of $1,676,869.  Significant items impacting cash flow in the period included increased cash outlays relating to advertising and marketing expense and launching the WhoIsNear.com product, increases in salaries and related benefits associated with the growth of our business and our annual bonus payments of approximately $500,000 that were paid in February 2011.  These uses of cash were offset in part by increased collections on subscription revenues.

Investing Activities

Cash provided by (used in) investing activities for the years ended December 31, 2012 and 2011 were $6,310,109 and ($7,169,331), respectively.  Cash used in investing activities included purchases of property and equipment totaling $137,978 and $540,591 during the years ended December 31, 2012 and 2011, respectively.  These purchases consisted primarily of computers and servers during the year ended December 31, 2012, and leasehold improvements during the year ended December 31, 2011.  We continue to invest in technology hardware and software to support our growth.  Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development.

Redemption of investments during the year ended December 31, 2012 totaled $6,475,000, consisting of redemptions of our certificates of deposit and U.S. Treasury notes purchased in the prior year.  During the year ended December 31, 2012, we issued a new note receivable in the amount of $34,248 to an employee and accrued additional interest of $3,985 on the outstanding notes, which were offset by $11,320 in cash received through the partial repayment of two notes receivable.

Financing Activities

Cash provided by financing activities for the years ended December 31, 2012 and 2011 was $50,850 and $8,003,825, respectively.  Cash provided by financing activities for the year ended December 31, 2012 consists of proceeds from the exercise of employee stock options during the year.  Cash provided by financing activities for the year ended December 31, 2011 consists of proceeds from the issuance of common stock and warrants in January 2011, net of offering expenses.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements.

Recently Adopted Accounting Pronouncement

For a discussion regarding the expected impact of the adoption of certain accounting pronouncements on future period consolidated financial statements, see Note 2 to the Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firms

To the Board of Directors and Stockholders of
Snap Interactive, Inc.

We have audited the accompanying consolidated balance sheet of Snap Interactive, Inc. (the “Company”) as of December 31, 2012 and the related consolidated statement of operations, stockholders' equity, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Snap Interactive, Inc. as of  December 31, 2012 and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/S/ ERNST & YOUNG LLP

New York, New York
March 14, 2013

To the Board of Directors of:
Snap Interactive, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Snap Interactive, Inc. and Subsidiaries as of December 31, 2011, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Snap Interactive, Inc. and Subsidiaries as of December 31, 2011 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16, the accompanying consolidated financial statements as of December 31, 2011, and for the year then ended have been restated.

/s/ LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida
March 30, 2012, except for Note 16 as to which the date is December 7, 2012.

SNAP INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$5,357,596	$2,397,828
Restricted cash	105,000	-
Credit card holdback receivable	287,293	441,840
Accounts receivable, net of allowances and reserves of $36,129 and $184,964, respectively	320,019	480,190
Accrued interest receivable	-	5,907
Investments	-	6,481,205
Prepaid expense and other current assets	204,824	96,815
Total current assets	6,274,732	9,903,785
Fixed assets and intangible assets, net	548,549	578,463
Notes receivable	165,716	138,803
Security deposits	-	19,520
Total assets	$6,988,997	$10,640,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$799,183	$1,027,841
Accrued expenses and other current liabilities	240,049	864,983
Deferred revenue	2,524,229	3,138,406
Total current liabilities	3,563,461	5,031,230
Long term deferred rent	48,340	61,640
Warrant liability	1,616,325	937,000
Commitments
Total liabilities	5,228,126	6,029,870
Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 44,007,826 and 38,580,261 shares issued, respectively, and 38,832,826 and 38,580,261 shares outstanding, respectively	38,833	38,580
Additional paid-in capital	9,437,422	8,256,864
Accumulated deficit	(7,715,384)	(3,684,743)
Total stockholders' equity	1,760,871	4,610,701
Total liabilities and stockholders' equity	$6,988,997	$10,640,571

The accompanying notes are an integral part of these consolidated financial statements.

SNAP INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2012	2011
Revenues:
Subscription revenue	$18,910,070	$18,781,368
Advertising revenue	336,666	374,175
Total revenues	19,246,736	19,155,543
Costs and expenses:
Programming, hosting and technology	4,444,550	2,587,822
Compensation	3,625,117	1,976,384
Professional fees	703,125	558,136
Advertising and marketing	9,876,097	14,626,963
General and administrative	3,953,795	3,070,178
Total costs and expenses	22,602,684	22,819,483
Loss from operations	(3,355,948)	(3,663,940)
Interest income, net	21,517	28,858
Mark-to-market adjustment on warrant liability	(679,325)	2,038,000
Other income (expense)	(16,885)	3,909
Net loss before income taxes:	(4,030,641)	(1,593,173)
Provision for income taxes	-	-
Net loss	$(4,030,641)	$(1,593,173)

Net loss per common share:
Basic and diluted	$(0.10)	$(0.04)

Weighted average number of common shares used in calculating net loss per common share:
Basic and diluted	38,611,758	37,619,208

The accompanying notes are an integral part of these consolidated financial statements.

SNAP INTERACTIVE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-	Accumulated	Deferred	Stockholders’
	Shares	Amount	in Capital	Deficit	Compensation	Equity
Balance at December 31, 2010	33,210,756	$33,211	$2,730,659	$(2,091,570)	$(7,603)	$664,697

Deferred compensation realized	-	-	-		7,603	7,603

Stock issued for services to employees	248,848	249	(249)		-	-

Stock issued for services to third party	10,000	10	20,790		-	20,800

Stock issued in exchange for convertible note payable	823,157	823	71,136		-	71,959

Stock and warrants issued for cash ($2/sh, less stock offering costs)	4,250,000	4,250	7,911,450		-	7,915,700

Stock issued in exchange for warrants ($2.50/sh, less stock offering costs)	37,500	38	88,087		-	88,125

Stock-based compensation expense for stock options	-	-	321,281		-	321,281

Stock-based compensation expense for restricted stock awards	-	-	88,710		-	88,710

Warrant liability	-	-	(2,975,000)		-	(2,975,000)

Net loss	-	-	-	(1,593,173)	-	(1,593,173)

Balance at December 31, 2011	38,580,261	$38,580	$8,256,864	$(3,684,743)	$-	$4,610,701

Exercise of stock options for common stock	252,565	253	50,598	-	-	50,851

Stock-based compensation expense for stock options	-	-	814,996	-	-	814,996

Stock-based compensation expense for restricted stock awards	-	-	314,964	-	-	314,964

Net loss	-	-	-	(4,030,641)	-	(4,030,641)

Balance at December 31, 2012	38,832,826	$38,833	$9,437,422	$(7,715,384)	$-	$1,760,871

The accompanying notes are an integral part of these consolidated financial statements.

SNAP INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,030,641)	$(1,593,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151,007	51,180
Amortization of investment premium	6,205	8,734
Stock-based compensation expense	1,129,960	438,395
Mark-to-market adjustment on warrant liability	679,325	(2,038,000)
Loss on disposal of fixed assets	16,885	453
Changes in operating assets and liabilities:
Restricted cash	(105,000)	-
Credit card holdback receivable	154,547	(202,388)
Accounts receivable	160,171	(356,177)
Accrued interest paid	5,907	(5,907)
Prepaid expense and other current assets	(108,009)	(22,554)
Security deposit	19,520	(1,335)
Accounts payable and accrued expenses and other current liabilities	(843,470)	960,266
Deferred rent	(23,421)	102,115
Deferred revenue	(614,177)	1,200,491
Accrued interest payable - related party	-	2,358
Net cash used in operating activities	(3,401,191)	(1,455,542)

Cash flows from investing activities:
Purchase of fixed assets	(137,978)	(540,591)
Redemption (purchase) of short-term investments	6,475,000	(6,489,937)
Repayment of notes receivable issued to employees	11,320	-
Issuance of notes receivable issued to employees and accrued interest	(38,233)	(138,803)
Net cash provided by (used in) investing activities	6,310,109	(7,169,331)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	-	7,915,700
Proceeds from exercise of common stock warrants	-	88,125
Proceeds from exercise of stock options	50,850	-
Net cash provided by financing activities	50,850	8,003,825

Net increase (decrease) in cash and cash equivalents	2,959,768	(621,048)

Cash and cash equivalents at beginning of year	2,397,828	3,018,876

Cash and cash equivalents at end of period	$5,357,596	$2,397,828

Supplemental disclosure of cash flow information:

Cash paid for taxes and related interest	$15,640	$4,500

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes and accrued interest to common stock	$-	$71,959

The accompanying notes are an integral part of these consolidated financial statements.

SNAP INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Snap Interactive, Inc. (together with its wholly owned subsidiaries, eTwine, Inc. and Snap Mobile Limited, the “Company”) was incorporated under the laws of the State of Delaware on July 19, 2005.  eTwine, Inc. was incorporated under the laws of the State of New York on May 7, 2004.  Snap Mobile Limited is a United Kingdom corporation, and was incorporated on September 10, 2009.

The Company was organized to operate a social dating application and stand-alone website.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, were prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP").  All intercompany balances and transactions have been eliminated upon consolidation.

Significant Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates relied upon in preparing these financial statements include the provision for future credit card chargebacks and refunds on subscription revenue, estimates used to determine the fair value of our common stock, stock options, non-cash capital stock issuances, stock-based compensation and common stock warrants, collectability of our accounts receivable and the valuation allowance on deferred tax assets.  Management evaluates these estimates on an ongoing basis.  Changes in estimates are recorded in the period in which they become known. We base estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates.

Comparative Data

Certain amounts from prior periods have been reclassified to conform to the current period presentation, including:

●	The reclassification of a $61,572 reserve for future credit card chargebacks from accrued expenses and other current liabilities to accounts receivable;
●	The reclassification of noncurrent deferred rent of $61,640 from accrued expenses and other current liabilities to long-term deferred rent; and
●	The reclassification of stock-based compensation of $342,714 relating to non-developers from a programming, hosting and technology expense to compensation expense.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Accounting Standards Codification (“ASC”) No. 605, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

The Company has revenue streams consisting of subscriptions and advertisements.  The Company recognizes revenue from monthly premium subscription fees beginning in the month in which the services are provided.  Revenues are presented net of refunds, credits, and known and estimated credit card chargebacks.  During 2012, subscriptions were offered in durations of one-, three-, six- and twelve-month terms.  Longer-term plans (those with durations longer than one month) are generally available at discounted monthly rates.  All subscription fees, however, are collected at the time of purchase regardless of the length of the subscription term.  Revenues from multi-month subscriptions are recognized over the length of the subscription term rather than when the subscription is purchased.  The difference between the gross cash receipts collected and the revenue recognized from those sales during that reporting period will appear as deferred revenue.

The Company recognizes advertising revenue as earned on a click-through, impression, registration or subscription basis.  When a user clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), registers for an external website via an advertisement clicked on through the Company’s application (CPA basis), or clicks on an offer to subscribe to premium features on the Company’s applications, the contract amount is recognized as revenue.

The Company’s payment processors have established routine reserve accounts to secure the performance of the Company’s obligations under its service agreements, which is standard practice within the payment processing industry.  These reserve accounts withhold a small percentage of the Company’s sales in a segregated account in the form of a six-month rolling reserve.  The funds that are withheld each month are returned to the Company on a monthly basis after six months of being held in the reserve account and any remaining funds will be returned to the Company 90 to 180 days following termination of such agreements.  These funds are classified as credit card holdback receivable and totaled $287,293 and $441,840 at December 31, 2012 and December 31, 2011, respectively.

The Company has an additional reserve for potential credit card chargebacks based on historical experience and knowledge of the industry.  As of December 31, 2012, the Company reserved $36,129 for potential future credit card chargebacks and the amount was included in accounts receivable, net on the Consolidated Balance Sheet.

SNAP INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Segments

The Company operates in one reportable segment, and management assesses the Company’s financial performance and makes operating decisions based on one single operating unit.

Stock-Based Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), the Company measures the compensation costs of stock-based compensation arrangements based on the grant date fair value of granted instruments and recognizes the costs in the financial statements over the period during which employees are required to provide services.  Stock-based compensation arrangements include stock options and restricted stock awards.

Equity instruments (“instruments”) issued to non-employees are recorded on the basis of the fair value of the instruments, as required by ASC 718.  ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”), defines the measurement date and recognition period for such instruments.  In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete and (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in ASC 505.

The fair value of each option granted under the Company's Amended and Restated 2011 Long-term Incentive Plan (the “Plan”) was estimated using the Black-Scholes option-pricing model (see Note 10 for further details).  Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company's common stock price, (ii) the expected life of the award, which for options is the period of time over which employees and non-employees are expected to hold their options prior to exercise, (iii) expected dividend yield on the Company's common stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term.  Expected volatility is estimated based on the Company's historical volatilities.  The expected life of options has been determined using the "simplified" method as prescribed by Staff Accounting Bulletin (“SAB”) No. 110, an amendment to SAB No. 107, which uses the midpoint between the vesting date and the end of the contractual term.  The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying dividends in the foreseeable future.

Programming, Hosting and Technology Expense

Programming, hosting and technology expense includes the expenses associated with the operation of data centers, including labor, consulting, hosting, server, web design and programming expenses.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred.  Advertising and marketing expense was $9,876,097 and $14,626,963 for the years ended December 31, 2012 and 2011, respectively.

Research and Development

The Company has adopted the provisions of ASC No. 350, Intangibles – Goodwill & Other.  Costs incurred in the planning stage of a website are expensed as research and development expenses while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years.  The Company did not capitalize any research and development expenses during the years ended December 31, 2012 and 2011.

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC No. 740,  Income Taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carry forwards. Deferred taxes are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in results of operations in the period that includes the enactment date.

Each reporting period, the Company assesses whether its deferred tax assets are more-likely-than-not realizable, in determining whether it is necessary to record a valuation allowance.  This includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of the Company's deferred tax assets.

The Company recognizes the impact of an uncertain tax position in its financial statements if, in management's judgment, the position is more-likely-than-not sustainable upon audit based on the position's technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for uncertain tax positions is necessary.  Different conclusions reached in this assessment can have a material impact on our consolidated financial statements.  Currently, we have no uncertain tax positions.

SNAP INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) Per Share

Basic net income (loss) per common share is determined using the two-class method and is computed by dividing net income (loss) attributable to Snap Interactive Inc. common shareholders by the weighted-average number of common shares outstanding during the period as defined by ASC No. 260,  Earnings Per Share.  The two-class method is an earnings allocation formula that determines income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  The two-class method treats a participating security as having rights to earnings that otherwise would have been available to common shareholders.  According to the contractual terms of participating securities, such securities do not participate in losses.

Diluted net income (loss) per common share reflects the more dilutive earnings per share amount calculated using the treasury stock method or the two-class method, taking into account any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and unvested shares of restricted common stock (using the treasury stock method).  To the extent stock options, stock equivalents and warrants are antidilutive, they are excluded from the calculation of diluted income per share.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.  Cash and cash equivalents consist of cash on deposit with banks, money market funds and certain investments in commercial paper.

Investments

The Company's investment portfolio may at any time contain investments in U.S. Treasury obligations, securities guaranteed by the U.S. government, certificates of deposit, corporate notes and bonds, medium-term notes, commercial paper, and money market mutual funds, with original maturities less than one year.

The Company's investments with original maturity dates in excess of three months are classified as short-term investments on the Consolidated Balance Sheets. Short-term investments classified as held-to-maturity are recorded at amortized cost. Interest earned on short-term investments is recorded to "Interest income" which is presented net of Interest expense on the Consolidated Statements of Operations.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, short-term investments classified as held-to-maturity, accounts receivable, credit card holdback receivable, prepaid expenses, accounts payable, accrued expenses and deferred revenue, approximate fair value due to the short-term nature of these instruments.

Receivables

At December 31, 2012, we had accounts receivable from payment processors and advertising networks that place advertisements on our application in the amount of $328,680 and $27,469, respectively. The settlement of credit card sales by payment processors typically occurs several days after the date of the charge, and we generally receive payments from mobile payment processors and advertising networks on a monthly basis.

Concentration of Credit Risk

At times the Company has cash in bank accounts in excess of FDIC insurance limits.  The Company had approximately $4,995,958 and $1,561,947 in excess of FDIC insurance limits as of December 31, 2012 and December 31, 2011, respectively.  The Company also had credit card holdback receivables of $287,293 and $441,840, which were held by payment processors, and of which $139,389 and $248,534 were not FDIC insured as of December 31, 2012 and December 31, 2011, respectively.

SNAP INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Furniture, Fixtures and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of those assets, as follows:

Software and website costs	3 years
Computers and office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term

Repairs and maintenance costs are expensed as incurred.

Other Intangible and Long-Lived Assets

The Company's long-lived assets primarily consist of computer and office equipment and software, furniture and fixtures and leasehold improvements, which are subject to depreciation over the useful life of the asset.  Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired.  In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition.  If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.  No impairments were recorded on long-lived assets for the periods presented in these consolidated financial statements.

Intangible Assets, net

The Company’s intangible assets, net represents definite-lived intangible assets, which are being amortized on a straight-line basis over their estimated useful lives as follows:

Domain name	15 years

No impairments were recorded on intangible assets and no impairment indicators were noted for the periods presented in these consolidated financial statements.

Warrant Liability

The Company issued common stock warrants in January 2011 in conjunction with an equity financing.  In accordance with ASC 480, Distinguishing Liabilities from Equity, the fair value of these warrants is classified as a liability on the Company’s Consolidated Balance Sheets because, according to the warrants' terms, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders.  Corresponding changes in the fair value of the warrants are recognized in earnings on the Company’s Consolidated Statements of Operations in each subsequent period.

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

Restatement of Previously Issued Consolidated Financial Statements

We have restated our consolidated financial statements as of and for the year ended December 31, 2011 as described in "Note 16. Restatement of Consolidated Financial Statements."

SNAP INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Restricted Cash

During the year ended December 31, 2012, the Company established a line of credit with JPMorgan Chase Bank, National Association related to the Company’s corporate credit cards, which required the Company to place a cash collateral guarantee of 105% of the monthly credit line of $100,000 in a certificate of deposit for twelve months as collateral.  Accordingly, the Company has reported $105,000 as restricted cash on the balance sheet as of December 31, 2012.

4. Accounts Receivable, Net

Accounts receivable, net consisted of the following at December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011
Accounts receivable	$356,148	$665,154
Less: Allowance for doubtful accounts	-	(123,392)
Less: Reserve for future chargebacks	(36,129)	(61,572)
Total accounts receivable, net	$320,019	$480,190

Credit card payments for subscriptions and micro-transaction purchases typically settle several days after the date of purchase.  As of December 31, 2012, the amount of unsettled transactions due from credit card payment processors amounted to $112,885, as compared to $220,272 at December 31, 2011.  At December 31, 2012, the amount of receivable due from Apple Inc. amounted to $201,859, as compared to $176,118 at December 31, 2011.  These amounts are included in our accounts receivable.

At December 31, 2012, we had accounts receivable from advertising networks that place advertisements on our application in the amount of $27,469, as compared to $64,330 at December 31, 2011, net of allowances.  The allowance for doubtful accounts at December 31, 2011 related to one specific advertising network affiliate and was written off in 2012.

5. Investments and Fair Value Measurements

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

●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes those assets and liabilities as of December 31, 2012 and December 31, 2011:

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents:
U.S. government securities	$—	$—	$—	$—	$—	$—	$—	$—
Certificates of deposit	—	—	—	—	—	—	—	—
Total cash equivalents	$—	$—	$—	$—	$—	$—	$—	$—
Short-term investments:
U.S. government securities (1)	$—	$—	$—	$—	$3,506,205	$—	$—	$3,506,205
Certificates of deposit	—	—	—	—	2,975,000	—	—	2,975,000
Total short-term investments	$—	$—	$—	$—	$6,481,205	$—	$—	$6,481,205
LIABILITIES:
Common Stock Warrants:
Common stock warrants	$—	$—	$1,616,325	$1,616,325	$—	$—	$937,000	$937,000
Total common stock warrants	$—	$—	$1,616,325	$1,616,325	$—	$—	$937,000	$937,000

 (1) Includes amortization premium paid of $8,733 as of December 31, 2011.

SNAP INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest earned on debt securities is recorded to “Interest income, net” on the Consolidated Statement of Operations.  The Company is classifying these short-term investments as held-to-maturity and has recorded them at amortized cost.  The gross unrecognized holding gains and losses for the years ended December 31, 2012 and December 31, 2011 were not material.

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

The Company’s warrant liability is carried at fair value and was classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs.  In order to calculate fair value, the Company uses a custom model developed with the assistance of an independent third-party valuation expert.  This model, at each measurement date, calculates the fair value of the warrant liability using a Monte-Carlo style simulation, as the value of certain features of the warrant liability would not be captured by the standard Black-Scholes model.

The following table summarizes the values of certain assumptions used in the aforementioned custom model to estimate the fair value of the warrant liability at December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011
Stock price	$1.25	$0.65
Strike price	$2.50	$2.50
Remaining contractual term (years)	3.1	4.1
Volatility	171.9%	215.5%
Adjusted volatility	121.1%	125.5%
Risk-free rate	0.4%	0.6%
Dividend yield	0.0%	0.0%

For the purposes of determining fair value, the Company used “adjusted volatility” in favor of “historical volatility” in its Monte-Carlo simulations.  Historical realized volatility of the Company was calculated using weekly stock prices over a look back period corresponding to the remaining contractual term of the warrants as of each valuation date.  Topic 820 requires fair value to be estimated from the perspective of market participants.  Management considered the lack of marketability of these instruments by incorporating a 10% incremental discount rate premium through a reduction of the volatility estimate (“volatility haircut”) to calculate the adjusted historical volatility as of each valuation date.

ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs indicates that “in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability”.

SNAP INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Fixed Assets and Intangible Assets, Net

Fixed assets and intangible assets, net consisted of the following at December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011
Computer equipment	$211,896	$143,461
Furniture and fixtures	142,856	159,051
Leasehold improvements	377,727	329,156
Software	8,047	7,342
Website domain name	24,938	24,938
Website costs	40,500	40,500
Total fixed assets	805,964	704,448
Less: Accumulated depreciation and amortization	(257,415)	(125,985)
Total fixed assets and intangible assets, net	$548,549	$578,463

The Company only holds fixed assets in the United States.  Depreciation and amortization expense was $151,007 and $51,180 for the years ended December 31, 2012 and 2011, respectively.

The estimated future amortization and depreciation of intangible and tangible assets is as follows:

Year	Amount

2013	$161,547
2014	156,498
2015	122,365
2016	52,886
2017 and thereafter	55,253
$548,549

7. Notes Receivable

At December 31, 2012, the Company had notes receivable in the aggregate amount of $165,716 due from one current and two former employees in the amounts of $92,152 and $73,564, respectively.  The Company paid taxes on stock-based compensation on these employees’ behalf during 2011 and 2012 in exchange for these notes, and the outstanding amounts on the notes are secured by pledged stock certificates.  The notes are due at various times during 2021-2023 and bear interest rates between 2.31% and 3.57% per annum.

SNAP INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes

The Company has no income tax benefit or provision for the year ended December 31, 2012.  As the Company has continued to incur a net tax loss, there is no income tax expense for the current period.  Increases in deferred tax balances have been offset by a valuation allowance and therefore have no impact on our deferred income tax provision.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2012 and December 31, 2011 are as follows:

	Years Ended December 31,
	2012	2011
Deferred Tax Liability:
Furniture, fixtures, equipment and intangibles	$(64,437)	$(37,072)
Other	(10,162)	-
Warrants	(627,056)	(842,260)
Deferred Tax Assets
Stock options for services	1,049,578	562,163
Net operating loss carry-forward	3,237,128	1,924,412
Reserve for future charge backs	16,674	-
Valuation allowance	(3,601,725)	(1,607,243)
Net deferred tax assets (liabilities)	$-	$-

Due to uncertainties regarding benefits and utilization of the total deferred tax assets, a valuation allowance of $3,601,725 has been recorded.  The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized.  The valuation allowance on our total deferred asset increased by $1,994,482 from 2011 to 2012.  At December 31, 2012, the Company had U.S. federal tax net operating loss (“NOL”) carry-forwards of $7,088,700, which will expire in 2032.

The deferred taxes do not account for NOL carry-forwards related to the windfall tax benefit of $26,128.  This amount is being tracked separately and will be recorded in additional paid-in capital when realized.

The deferred tax liability results primarily from the use of accelerated methods of depreciation of equipment for tax purposes and the fluctuation of the fair market value of warrants.

A reconciliation from the federal income tax provision from continuing operations at the statutory rate to the effective rate for the years ended December 31, 2012 and 2011 is as follows:

	Years Ended December 31,
	2012	2011
Federal income tax benefit at statutory rate	$(1,410,724)	$(557,891)
Increase (decrease) in income taxes resulting from:
State and local income taxes	(598,095)	(153,636)
Change in deferred tax asset valuation allowance	1,994,482	702,147
Stock based compensation	-	-
Non-deductible expenses	14,337	9,380
Other	-	-
Income Tax Expense	$-	$-

The Company files U.S. federal income tax returns, as well as income tax returns for New York State, and New York City.  The following years remain open for possible examination:  2008, 2009, 2010 and 2011.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011
Compensation and benefits	$39,344	$817,656
Deferred rent	30,354	40,475
Professional fees	163,500	-
Other accrued expenses	6,851	6,852
Total accrued expenses and other current liabilities	$240,049	$864,983

10. Stock-Based Compensation

The Plan was adopted effective May 24, 2011, and subsequently amended and restated in its entirety on October 21, 2011.  The Plan permits the Company to award grants of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares of common stock, restricted stock units, performance stock, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer), non-employee directors and consultants.  The maximum number of shares of common stock that may be delivered pursuant to awards granted under the Plan is 7,500,000 shares, of which 100% may be delivered pursuant to incentive stock options.  As of December 31, 2012, there were 3,134,795 shares available for future issuance under the Plan.

Stock Options

The following table summarizes the weighted average values of the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the year ended December 31, 2012:
Year Ended December 31, 2012
Expected volatility	292.52%
Expected life of option	5.96 Years
Risk free interest rate	0.98%
Expected dividend yield	0.00%

The expected life of the option awards is the period of time over which employees and non-employees are expected to hold their options prior to exercise.  The expected life of options has been determined using the "simplified" method as prescribed by SAB 110, an amendment to SAB 107, which uses the midpoint between the vesting date and the end of the contractual term.  The volatility of the Company’s common stock is calculated using the company’s historical volatilities beginning at the grant date and going back for a period of time equal to the expected life of the award.

The following table summarizes stock option activity for the year ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price
Stock Options:
Outstanding at December 31, 2011	8,118,955	$0.41
Granted	1,502,000	1.41
Exercised	(470,000)	0.64
Expired or canceled, during the period	(4,515,000)	0.13
Forfeited, during the period	(110,750)	0.97
Outstanding at December 31, 2012	4,525,205	0.97
Exercisable at December 31, 2012	2,171,614	$0.73

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012, the aggregate intrinsic value of stock options that were outstanding and exercisable was $1,807,362 and $1,179,516, respectively.  At December 31, 2011, the aggregate intrinsic value of stock options that were outstanding and exercisable was $2,561,209 and $2,469,865, respectively.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

Stock-based compensation expense was $814,996 and $321,281 during the years ended December 31, 2012 and 2011, respectively.

Non-employee stock option activity is broken out for disclosure purposes below, but is included in total stock option activity on the previous page.  The following table summarizes non-employee stock option activity for the year ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price
Non-employee Stock Options:
Outstanding at December 31, 2011	530,000	$0.94
Granted	400,000	1.21
Exercised	(30,000)	0.33
Expired or canceled, during the period	-
Forfeited, during the period	-
Outstanding at December 31, 2012	900,000	1.08
Exercisable at December 31, 2012	525,000	$0.99

At December 31, 2012, the aggregate intrinsic value of non-employee stock options that were outstanding and exercisable was $152,500 and $137,500, respectively.  At December 31, 2011, the aggregate intrinsic value of non-employee stock options that were outstanding and exercisable was $9,510.

Stock-based compensation expense relating to non-employee stock options was $115,178 and $11,692 during the years ended December 31, 2012 and 2011, respectively.

The following table summarizes unvested stock option activity for the year ended December 31, 2012:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested Stock Options:
Unvested stock options outstanding at December 31, 2011	1,885,955	$0.54
Granted	1,502,000	1.26
Vested	(923,614)	0.55
Forfeited, during the period	(110,750)	0.68
Unvested stock options outstanding at December 31, 2012	2,353,591	$0.99

There was $1,846,201 and $858,457 of total unrecognized compensation expense related to unvested stock options at December 31, 2012 and 2011, respectively, which is expected to be recognized over a weighted average remaining vesting period of 2.58 and 2.67 years, respectively.

At December 31, 2012, there was $419,206 of total unrecognized compensation expense related to unvested non-employee stock options, which is expected to be recognized over a weighted average period of 1.57 years.  At December 31, 2011, there was $26,023 of total unrecognized compensation expense related to unvested non-employee stock options, which is expected to be recognized over a weighted average period of 0.69 years.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

The following table summarizes restricted stock award activity for the year ended December 31, 2012:

	Number of RSAs	Weighted Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at December 31, 2011	5,150,000	$0.65
Granted	325,000	1.12
Vested	-
Expired or canceled, during the period	(300,000)	0.45
Forfeited, during the period	-
Outstanding at December 31, 2012	5,175,000	$0.68

At December 31, 2012, there was $3,169,203 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 9.00 years.  At December 31, 2011, there was $3,120,167 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 9.94 years.

Stock-based compensation expense relating to restricted stock awards was $314,964 and $88,710 for the years ended December 31, 2012 and 2011, respectively.

11. Common Stock Purchase Warrants

In January 2011, we completed an equity financing that raised gross proceeds of $8,500,000 from the issuance of 4,250,000 shares of common stock at a price of $2.00 per share and warrants to purchase an aggregate of 2,125,000 shares of common stock that are exercisable for five years from the date of issuance.  The warrants are exercisable any time on or before January 19, 2016 and have an exercise price of $2.50 per share.  We received $7,915,700 in net proceeds from the equity financing after deducting offering expenses of $584,300.  The exercise price of the warrants and number of shares of common stock to be received upon the exercise of the warrants are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions.

We also issued warrants to purchase 255,000 shares of our common stock to the placement agent in January 2011 in connection with the equity financing as consideration for its services.  These warrants have the same terms, including exercise price, registration rights and expiration, as the warrants issued to the investors in the equity financing.

Warrant Liability

In connection with the issuance of these warrants, the Company recorded a warrant liability on its Consolidated Balance Sheet based on the estimated fair value of the common stock warrants at the issuance date.  The warrants are valued at the end of each reporting period with changes recorded as mark-to-market adjustment on warrant liability on the Company’s Consolidated Statement of Operations.  The fair value of these warrants was $1,616,325 and $937,000 at December 31, 2012 and December 31, 2011, respectively, based on a model developed with the assistance of an independent third-party valuation expert.

The mark-to-market income (expense) on these warrants was ($679,325) and $2,038,000 for the years ended December 31, 2012 and December 31, 2011, respectively, and was not presented within loss from operations.

Common Stock Issued for Warrants Exercised

In April 2011, we issued 37,500 shares of our common stock and received net proceeds of $88,125 after an investor exercised warrants issued in our equity financing at an exercise price of $2.50 per share.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes warrant activity for the year ended December 31, 2012:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants:
Outstanding at December 31, 2011	2,342,500	$2.50
Granted	-
Exercised	-
Forfeited	-
Outstanding at December 31, 2012	2,342,500	2.50
Warrants exercisable at December 31, 2012	2,342,500	$2.50

12. Net Loss Per Common Share

Basic net loss per common share is computed based upon the weighted average common shares outstanding as defined by ASC No. 260, Earnings Per Share.  Diluted net loss per common share includes the dilutive effects of stock options, warrants and stock equivalents.  To the extent stock options, stock equivalents and warrants are antidilutive, they are excluded from the calculation of diluted net loss per share.  For the year ended December 31, 2012, 6,867,705 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.  For the year ended December 31, 2011, 10,461,455 shares issuable upon the exercise of stock options and warrants and 823,157 shares issuable upon the conversion of convertible debt, were not included in the computation of net loss per share because their inclusion would be antidilutive.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share for the years ended December 31, 2012 and 2011:

	Year Ended
	December 31,
	2012	2011
Numerator:
Net loss	$(4,030,641)	$(1,593,173)
Denominator:
Basic shares:
Weighted-average common shares outstanding	38,611,758	37,619,208
Diluted shares:
Weighted-average shares used to compute basic net loss per share	38,611,758	37,619,208
Add: Weighted average shares assumed to be issued upon conversion of convertible notes as of the date of issuance	-	-
Warrants and options as of beginning of period	-	-
Weighted-average shares used to compute diluted net loss per share	38,611,758	37,619,208

Net loss per share:
Basic	$(0.10)	$(0.04)
Diluted	$(0.10)	$(0.04)

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments

On May 23, 2011, the Company executed a 46-month non-cancelable operating lease for its new corporate office space.  The lease began on June 1, 2011 and expires on March 30, 2015.  Total base rent due during the term of the lease is $973,595.  Monthly rent escalates during the term, but is recorded on a straight-line basis over the term of the lease.  The Company can terminate the final five months of the lease with eight months prior notice and the payment of unamortized costs.  Rent expense under this lease for the years ended December 31, 2012 and 2011 was $253,982 and $84,661, respectively.

During 2012, the Company entered into three separate two-year lease agreements with the Hewlett Packard Financial Services Company (“HP”) for equipment and certain financed items.  Monthly rent expense is $8,649 until January 2014, and then $6,584 per month until September 2014.  Rent expense under the HP leases totaled $42,468 for the year ended December 31, 2012.

At December 31, 2012, future minimum payments under non-cancelable operating leases are as follows:

Year	Amount

2013	$388,128
2014	352,769
2015	74,373
2016	-
2017 and thereafter	-
Total	$815,270

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  Related Party Transactions

At December 31, 2012, the Company had notes receivable in the aggregate amount of $165,716 due from current and former employees (see Note 7).

During the fourth quarter of 2011, an aggregate of 5,150,000 shares of restricted stock, having a fair value of $2,762,500, were granted to the Company’s chief executive officer and Darrell Lerner that vest upon the earlier of the tenth anniversary of the date of grant or a change in control.  These shares have voting rights, but are not transferable and are not considered outstanding as of December 31, 2012 as they had not vested.  On December 28, 2012, the 300,000 shares of restricted stock previously granted to Darrell Lerner were cancelled in exchange for a new award of 325,000 restricted shares, having a fair value of $364,000, which will vest upon the earlier of (i) the tenth anniversary of the grant date; (ii) a change in control; or (iii) on his termination of service without “cause”.  Accordingly, 5,175,000 shares were recorded as issued on the Company’s Consolidated Balance Sheet at December 31, 2012.

On June 1, 2012, the Company entered into a two-year consulting agreement with Byron Lerner.  Pursuant to the consulting agreement, Mr. Byron Lerner has agreed to provide consulting services related to (i) monitoring revenue and various traffic and engagement statistics for the purpose of proactively uncovering inconsistencies or bugs, as well as (ii) providing strategic advice along with business and financial introductions as requested.  During the consulting period, the Company will pay Mr. Byron Lerner a monthly consulting fee of $8,000 as well as reimbursement for certain expenses incurred during the performance of the consulting services.

On January 31, 2013, the Company entered into a severance and general release agreement with Darrell Lerner pursuant to which his employment with the Company was terminated.  Pursuant to this agreement, the Company granted 150,000 restricted shares of common stock to Mr. Darrell Lerner that will vest upon the earlier of (i) the tenth anniversary of the grant date; (ii) a change in control; (iii) on Mr. Darrell Lerner’s termination of service without “cause”; or (iv) the date of Mr. Darrell Lerner’s termination of service due to the Company’s nonrenewal of the consulting agreement without “cause” (See Note 15).

On January 31, 2013, the Company entered into a three-year consulting agreement with Darrell Lerner (See Note 15).

On January 31, 2013, the Company entered into a subscription agreement with DCL Ventures, Inc. and Darrell Lerner (See Note 15).

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Subsequent Events

The Company entered into a two-year service agreement with Equinix Operating Co., Inc. (“Equinix”) whereby Equinix will provide certain products and services to the Company from January 2013 to January 31, 2015.  Pursuant to the service agreement, the Company has agreed to pay monthly recurring fees in the amount of $8,450 as well as nonrecurring fees totaling $9,700.  The agreement will automatically renew for additional service terms of twelve months unless terminated earlier by either party.

On January 11, 2013, the Company obtained a Letter of Credit from JP Morgan Chase Bank, N.A. in the amount of $200,000, in favor of HP. This letter will expire on January 31, 2014.

On January 31, 2013, the Company entered into a severance and general release agreement with Darrell Lerner.  Pursuant to this agreement, the Company granted 150,000 restricted shares of common stock to Mr. Darrell Lerner, having a fair value of $124,500, that will vest upon the earlier of (i) the tenth anniversary of the grant date; (ii) a change in control; (iii) on Mr. Darrell Lerner’s termination of service without “cause”; or (iv) the date of Mr. Darrell Lerner’s termination of service due to the Company’s nonrenewal of the consulting agreement without “cause”.

On January 31, 2013, the Company entered into a three-year consulting agreement with Darrell Lerner.  Pursuant to the consulting agreement, Mr. Darrell Lerner has agreed to provide consulting services relating to assisting and advising the Company on legal, financial and other matters for which Mr. Darrell Lerner has knowledge that pertains to the Company.  During the consulting period, the Company will pay Mr. Darrell Lerner a monthly consulting fee of $25,000 during the first two years of the agreement and $30,000 per month from February 1, 2015 until the termination of the consulting agreement.  As additional compensation for his consulting services, Mr. Darrell Lerner’s previous restricted stock awards will continue to vest as provided in the underlying award agreements as long as Mr. Darrell Lerner continues to provide services under the consulting agreement; provided, however that the awards shall immediately become fully vested upon the date the Company terminates the consulting agreement without “cause” or the date of Mr. Darrell Lerner’s termination of service due to the Company’s nonrenewal of the consulting agreement without “cause”.

On January 31, 2013, the Company entered into a subscription agreement with DCL Ventures, Inc. and Darrell Lerner.  Pursuant to the terms and subject to the conditions set forth in the agreement, the Company agreed to purchase shares of DCL Ventures, Inc. common stock, $0.0001 par value, at a purchase price per share equal to the lowest price per share paid by investors in the initial third party sale for an aggregate purchase price of $50,000, subject to the occurrence of certain conditions at closing. The consummation of the initial investment shall take place simultaneously with, or promptly after, the closing of the initial third party sale; provided, that if the initial third party sale occurs on or before March 31, 2013, the initial closing shall take place no later than March 31, 2013; and (ii) the Company agrees to purchase additional shares of common stock for an aggregate purchase price of $150,000.  The Company can require DCL Ventures, Inc. or Mr. Darrell Lerner to repurchase the secondary shares from the Company if, at any time prior to the thirty month anniversary of the date of the secondary closing, Mr. Darrell Lerner is not a stockholder, employee, or member of the board of directors of the Company.

16. Restatement of Certain Consolidated Financial Statements

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

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of December 31, 2012, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to, in general, provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012, and based on that evaluation they concluded that our internal control over financial reporting was not effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that re-evaluation due to material weakness identified below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2012 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2012, the Company determined that the following item constituted a material weakness:

•	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report, except as follows:

•
We implemented additional monitoring controls, improved internal processes and installed a third-party software program to assist with the accounting, disclosure and reporting of the Company’s outstanding equity instruments.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required in response to this Item 10 is contained under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K. Other information required in response to this Item 10 is incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this Item 11 is incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are filed as part of this Annual Report:

1.	Financial Statements

The financial statements filed as part of this Annual Report are included in Item 8. Financial Statements and Supplementary Data.

2.	Financial Statement Schedules

All schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits

The following exhibits are required by Item 601 of Regulation S-K.

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
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

Dated: March 14, 2013	SNAP INTERACTIVE, INC.

	By:	/s/ Clifford Lerner
Clifford Lerner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clifford Lerner	President, Chief Executive Officer and Director	March 14, 2013
Clifford Lerner	(Principal Executive Officer)

/s/ Jon D. Pedersen, Sr.	Chief Financial Officer	March 14, 2013
Jon D. Pedersen, Sr.	(Principal Financial Officer and Principal Accounting Officer)

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

3.3
Amended and Restated By-Laws of Snap Interactive, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed April 25, 2012 by the Company with the SEC).

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

10.4†	Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of the Company filed February 11, 2011 by the Company with the SEC).

10.5†	Amendment No. 1 to Employment Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of the Company filed February 11, 2011 by the Issuer with the SEC).

10.6†	Amendment No. 2 to Employment Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of the Company filed February 11, 2011 by the Company with the SEC).

10.7†	Executive Employment Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed November 1, 2011 by the Company with the SEC).

10.8	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 21, 2011 by the Company with the SEC).

10.9	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed January 21, 2011 by the Company with the SEC).

10.10	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed January 21, 2011 by the Company with the SEC).

10.11†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of the Company filed on May 24, 2011 by the Company with the SEC).

10.12†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 of the Company filed on May 24, 2011 by the Company with the SEC).

10.13†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 of the Company filed on May 24, 2011 by the Company with the SEC).

10.14†
Amended and Restated Snap Interactive, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed on November 14, 2011 by the Company with the SEC).

10.15†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on November 14, 2011 by the Company with the SEC).

21.1*	Subsidiaries of the Company.

10.16
Restricted Stock Award Agreement, dated as of December 28, 2012, by and between Darrell Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 99.3 to the Amendment No. 1 to Schedule 13D filed on January 2, 2013 by the Reporting Person with the SEC).

10.17
Award Cancellation and Release Agreement, effective as of December 28, 2012, by and between Darrell Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 99.4 to the Amendment No. 1 to Schedule 13D filed on January 2, 2013 by the Reporting Person with the SEC).

10.18
First Amendment to Restricted Stock Award Agreement, dated as of December 28, 2012, by and between Darrell Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 99.6 to the Amendment No. 1 to Schedule 13D filed on January 2, 2013 by the Reporting Person with the SEC).

10.19
Severance and General Release Agreement, dated as of January 31, 2013, by and between Darrell Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 5, 2013 by the Company with the SEC).

10.20
Restricted Stock Award Agreement, dated as of January 31, 2013, by and between Darrell Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on February 5, 2013 by the Company with the SEC).

10.21
Consulting Agreement, dated as of January 31, 2013, by and between Darrell Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on February 5, 2013 by the Company with the SEC).

10.22
Subscription Agreement, dated as of January 31, 2013, by and among Darrell Lerner, DCL Ventures, Inc., and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on February 5, 2013 by the Company with the SEC).

16.1
Letter dated September 14, 2012 from Webb & Company, P.A. to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K of the Company filed on September 14, 2012 by the Company with the SEC).

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of Liggett, Vogt & Webb, P.A.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

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