Form 10-Q
period 2013-03-31
Snap Interactive, Inc
filed 2013-05-09
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2013
Common Stock, par value $0.001 per share	38,932,826

SNAP INTERACTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

AYI, Snap, the Snap logo and other trademarks or service marks appearing in this report are the property of Snap Interactive, Inc.  Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective owners.

References in this report to “DAUs” and “MAUs” mean daily active users and monthly active users, respectively, of our application.  Unless otherwise indicated, these metrics are based on information that is reported by Facebook®.  References in this report to active subscribers mean subscribers who have prepaid for current access to premium features of the AYI application and the term of whose subscription period has not yet expired. The metrics for subscribers are based on internally-derived metrics across all platforms through which our application is accessed.

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

●	our ability to generate revenue and achieve profitability in the future;
●	our ability to derive revenue from our mobile platforms;
●	our reliance on a small number of our total users for nearly all of our revenue;
●	our ability to establish and maintain brand recognition;
●	the intense competition in the social dating marketplace;
●	our reliance on email campaigns to convert users to subscribers;
●	our ability to effectively advertise our applications through a variety of advertising media;
●	our ability to generate subscribers through advertising and marketing agreements with third party advertising and marketing providers;
●	our ability to effectively manage our growth, including attracting and hiring key personnel;
●	our ability to develop and market new technologies to respond to rapid technological changes;
●	our ability to anticipate and respond to changing consumer trends and preferences;
●	our ability to develop and support our application for mobile platforms;
●	the success of the redesigned AYI brand and application;
●	the success of new AYI features;
●	the effect of new AYI features and branding on user engagement and conversion;
●	our ability to obtain additional financing to execute our business plan;
●	our reliance on our chief executive officer and sole director;
●	our dependence on a single vendor to host the majority of our application traffic;
●	our reliance upon credit card processors and related merchant account approvals;
●	the increased governmental regulation of the online dating, social dating or Internet industries;
●	our ability to comply with laws and regulations regarding privacy and protection of user data;
●	our ability to protect our intellectual property;
●	the potential impact of a finding that we have infringed on intellectual property rights of others;
●	the effect of programming errors or flaws in our application;
●	the effect of security breaches, computer viruses and computer hacking attacks;
●	our limited insurance coverage and the risk of uninsured claims;
●	the possibility that our users and subscribers may be harmed following interaction with other users and subscribers;
●	the risk that we would be deemed a “dating service” or an “Internet dating service” under various state regulations;
●	our ability to maintain effective internal controls over financial reporting; and
●	other circumstances that could disrupt the functioning of our application and website.

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.  We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business.  We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the terms “Snap,” “we,” “our,” “us” and the “Company” refer to Snap Interactive, Inc. and its subsidiaries on a consolidated basis.

ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,164,286	$5,357,596
Restricted cash	305,211	105,000
Credit card holdback receivable	243,926	287,293
Accounts receivable, net of allowances and reserves of $36,895 and $36,129, respectively	307,310	320,019
Prepaid expense and other current assets	162,614	204,824
Total current assets	5,183,347	6,274,732
Fixed assets and intangible assets, net	626,812	548,549
Notes receivable	166,885	165,716
Total assets	$5,977,044	$6,988,997

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,178,394	$799,183
Accrued expenses and other current liabilities	395,423	240,049
Deferred revenue	2,067,853	2,524,229
Total current liabilities	3,641,670	3,563,461
Deferred rent	39,277	48,340
Warrant liability	515,350	1,616,325
Total liabilities	4,196,297	5,228,126
Commitments
Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 44,257,826 and 44,007,826 shares issued, respectively, and 38,932,826 and 38,832,826 shares outstanding, respectively	38,933	38,833
Additional paid-in capital	9,612,269	9,437,422
Accumulated deficit	(7,870,455)	(7,715,384)
Total stockholders' equity	1,780,747	1,760,871
Total liabilities and stockholders' equity	$5,977,044	$6,988,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Revenues:
Subscription revenue	$3,427,891	$5,586,038
Advertising revenue	41,669	159,414
Total revenues	3,469,560	5,745,452
Costs and expenses:
Programming, hosting and technology	1,385,391	902,120
Compensation	797,070	906,348
Professional fees	267,104	148,317
Advertising and marketing	1,131,680	4,520,241
General and administrative	1,146,026	984,220
Total costs and expenses	4,727,271	7,461,246
Loss from operations	(1,257,711)	(1,715,794)
Interest income, net	1,665	8,533
Mark-to-market adjustment on warrant liability	1,100,975	(1,288,375)
Net loss before income taxes:	(155,071)	(2,995,636)
Provision for income taxes	-	-
Net loss	$(155,071)	$(2,995,636)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.08)

Weighted average number of common shares used in calculating net loss per common share:
Basic and diluted	38,908,382	38,580,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited)

	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2012	38,832,826	$38,833	$9,437,422	$(7,715,384)	$1,760,871

Stock issued in exchange for domain name	100,000	100	99,900	-	100,000

Stock-based compensation expense for stock options	-	-	(13,418)	-	(13,418)

Stock-based compensation expense for restricted stock awards	-	-	88,365	-	88,365

Net loss	-	-	-	(155,071)	(155,071)

Balance at March 31, 2013	38,932,826	$38,933	$9,612,269	$(7,870,455)	$1,780,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(155,071)	$(2,995,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,033	32,740
Amortization of investment premium	-	3,212
Stock-based compensation expense	74,947	285,283
Mark-to-market adjustment on warrant liability	(1,100,975)	1,288,375
Changes in operating assets and liabilities:
Restricted cash	(200,211)	(105,000)
Credit card holdback receivable	43,367	(14,642)
Accounts receivable, net	12,709	(607,861)
Prepaid expense and other current assets	42,210	(83,716)
Security deposit	-	19,520
Accounts payable and accrued expenses and other current liabilities	532,815	331,713
Deferred rent	(7,293)	(5,567)
Deferred revenue	(456,376)	291,672
Net cash used in operating activities	(1,171,845)	(1,559,907)

Cash flows from investing activities:
Purchase of fixed assets	(20,296)	(2,677)
Redemption (purchase) of short-term investments	-	3,003,850
Repayment (issuance) of notes receivable and accrued interest	(1,169)	8,664
Net cash (used in) provided by investing activities	(21,465)	3,009,837

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net (decrease) increase in cash and cash equivalents	(1,193,310)	1,449,930

Cash and cash equivalents at beginning of year	5,357,596	2,397,828

Cash and cash equivalents at end of period	$4,164,286	$3,847,758

Supplemental disclosure of noncash activity:

AYI.com domain purchase in exchange for 100,000 shares of common stock	$100,000	-

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

The financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 14, 2013.

In the opinion of management, the accompanying unaudited condensed consolidated financial data contains all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented.  The Company’s historical results are not necessarily indicative of future operating results, and the results for the three months ended March 31, 2013, are not necessarily indicative of results for the year ending December 31, 2013, or for any other period.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2013, there were no material changes to the Company’s significant accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

3. Restricted Cash

During 2012, the Company established a line of credit with JPMorgan Chase Bank, National Association related to the Company’s corporate credit cards, which required the Company to place a cash collateral guarantee of 105% of the monthly credit line of $100,000 in a certificate of deposit for twelve months as collateral.  Accordingly, the Company has recorded $105,211 as restricted cash on the balance sheet as of March 31, 2013.

On January 11, 2013, the Company obtained a letter of credit from JP Morgan Chase Bank, N.A. in the amount of $200,000, in favor of Hewlett Packard Financial Services Company (“HP”).  This letter of credit will expire on January 31, 2014.

4. Accounts Receivable, Net

Accounts receivable, net consisted of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Accounts receivable	$344,205	$356,148
Less: Reserve for future chargebacks	(36,895)	(36,129)
Total accounts receivable, net	$307,310	$320,019

Credit card payments for subscriptions and micro-transaction purchases typically settle several days after the date of purchase.  As of March 31, 2013, the amount of unsettled transactions due from credit card payment processors amounted to $169,162, as compared to $112,885 at December 31, 2012.  At March 31, 2013, the amount of accounts receivable due from Apple Inc. amounted to $161,355, as compared to $201,859 at December 31, 2012.  These amounts are included in our accounts receivable.

At March 31, 2013, we had accounts receivable from advertising networks that place advertisements on our application in the amount of $626, as compared to $27,469 at December 31, 2012.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

5. Investments and Fair Value Measurements

The fair value framework under the Financial Accounting Standards Board (“FASB”) guidance requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment.  The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

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

●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes those liabilities as of March 31, 2013 and December 31, 2012:

	March 31, 2013 (Unaudited)				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liability:
Warrant liability	$—	$—	$515,350	$515,350	$—	$—	$1,616,325	$1,616,325
Total warrant liability	$—	$—	$515,350	$515,350	$—	$—	$1,616,325	$1,616,325

Interest earned on debt securities is recorded to “Interest income, net” on the Consolidated Statements of Operations.

The Company issued common stock warrants in January 2011 in conjunction with an equity financing.  In accordance with Accounting Standards Codification 480, Distinguishing Liabilities from Equity (“ASC 480”), the fair value of these warrants is classified as a liability on the Company’s Consolidated Balance Sheets because, according to the warrants' terms, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders.  Corresponding changes in the fair value of the warrants are recognized in earnings on the Company’s Consolidated Statements of Operations in each subsequent period.

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

The following table summarizes the values of certain assumptions used in the custom model to estimate the fair value of the warrant liability at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Stock price	$0.55	$1.25
Strike price	$2.50	$2.50
Remaining contractual term (years)	2.8	3.1
Volatility	169.2%	171.9%
Adjusted volatility	122.3%	121.1%
Risk-free rate	0.3%	0.4%
Dividend yield	0.0%	0.0%

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

Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”) indicates that “in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability.”  In accordance with ASU 2011-04, management estimated fair value from the perspective of market participants.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.  Fixed Assets and Intangible Assets, Net

Fixed assets and intangible assets, net consisted of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Computer equipment	$229,271	$211,896
Furniture and fixtures	142,856	142,856
Leasehold improvements	377,727	377,727
Software	10,968	8,047
Website domain name	124,938	24,938
Website costs	40,500	40,500
Total fixed assets	926,260	805,964
Less: Accumulated depreciation and amortization	(299,448)	(257,415)
Total fixed assets and intangible assets, net	$626,812	$548,549

The Company only holds fixed assets in the United States.  Depreciation and amortization expense for the three months ended March 31, 2013 was $42,033, as compared to $32,740 for the three months ended March 31, 2012.

On January 23, 2013, the Company issued 100,000 shares of common stock with a fair value of $100,000 to an unrelated third party in exchange for the AYI.com domain name (See Note 12).

7. Notes Receivable

At March 31, 2013, the Company had notes receivable in the aggregate amount of $166,885 due from one current and two former employees in the amounts of $92,727 and $74,158, respectively.  The Company paid taxes on stock-based compensation on these employees’ behalf during 2011 and 2012 in exchange for these notes, and the outstanding amounts on the notes are secured by pledged stock certificates.  The notes are due at various times during 2021-2023 and interest accrues on these notes at rates between 2.31% and 3.57% per annum.

8. Income Taxes

We had no income tax benefit or provision for the three months ended March 31, 2013.  Since the Company incurred a net loss for the three months ended March 31, 2013, there was no income tax expense for the period.  Increases in deferred tax balances have been offset by a valuation allowance and therefore have no impact on our deferred income tax provision.

In calculating the provision for income taxes on an interim basis, the Company estimates the annual effective income tax rate based upon the facts and circumstances known at that time and applies that rate to its year-to-date earnings or losses.  The Company’s effective income tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement income and tax return income applicable to the Company in the various jurisdictions in which the Company operates.  The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs.  The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Compensation and benefits	$175,000	$39,344
Deferred rent	32,124	30,354
Professional fees	104,448	163,500
Other accrued expenses	83,851	6,851
Total accrued expenses and other current liabilities	$395,423	$240,049

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

10. Stock-Based Compensation

The Snap Interactive, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “Plan”) permits the Company to award grants of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares of common stock, restricted stock units, performance stock, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants.  The maximum number of shares of common stock that may be delivered pursuant to awards granted under the Plan is 7,500,000 shares, of which 100% may be delivered pursuant to incentive stock options.  As of March 31, 2013, there were 2,962,545 shares available for future issuance under the Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the three months ended March 31, 2013:

Three Months Ended March 31, 2013
Expected volatility	263.55%
Expected life of option	6.25 Years
Risk free interest rate	1.10%
Expected dividend yield	0%

The expected life of the option awards is the period of time over which employees and non-employees are expected to hold their options prior to exercise.  The expected life of options has been determined using the "simplified" method as prescribed by Staff Accounting Bulletin (“SAB”) 110, an amendment to SAB 107, which uses the midpoint between the vesting date and the end of the contractual term.  The volatility of the Company’s common stock is calculated using the Company’s historical volatilities beginning at the grant date and going back for a period of time equal to the expected life of the award.

The following table summarizes stock option activity for the three months ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price
Stock Options:
Outstanding at December 31, 2012	4,525,205	$0.97
Granted	254,250	0.66
Exercised	-
Expired or canceled, during the period	(450,000)	1.00
Forfeited, during the period	(232,000)	1.08
Outstanding at March 31, 2013	4,097,455	0.95
Exercisable at March 31, 2013	1,924,978	$0.75

At March 31, 2013, the aggregate intrinsic value of stock options that were outstanding and exercisable was $99,435.  At March 31, 2012, the aggregate intrinsic value of stock options that were outstanding and exercisable was $3,118,370 and $1,683,813, respectively.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

Stock-based compensation expense was $91,075 and $207,846 during the three months ended March 31, 2013 and 2012, respectively.  We estimate potential forfeitures of stock awards and adjust recorded stock-based compensation expense accordingly.  The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense that is recognized in future periods.  Based on the adjusted estimated forfeitures, the Company recorded a cumulative adjustment of $104,493 as a reduction of stock-based compensation expense during the three months ended March 31, 2013.

Non-employee stock option activity is broken out for disclosure purposes below, but is included in total stock option activity on the previous page.  The following table summarizes non-employee stock option activity for the three months ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price
Non-employee Stock Options:
Outstanding at December 31, 2012	900,000	$1.08
Granted	-
Exercised	-
Expired or canceled, during the period	(450,000)	1.00
Forfeited, during the period	-
Outstanding at March 31, 2013	450,000	1.16
Exercisable at March 31, 2013	137,500	$1.05

At March 31, 2013, the aggregate intrinsic value of non-employee stock options that were outstanding and exercisable was $0.  At March 31, 2012, the aggregate intrinsic value of non-employee stock options that were outstanding and exercisable was $312,410 and $293,410, respectively.

Stock-based compensation expense relating to non-employee stock options was $0 and $9,300 during the three months ended March 31, 2013 and 2012, respectively.  The Company revalues non-employee stock options at each reporting period and for the three months ended March 31, 2013, the Company recorded an adjustment of $19,739 to reduce the inception to date expense related to one non-employee’s stock options.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table summarizes unvested stock option activity for the three months ended March 31, 2013:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested Stock Options:
Unvested stock options outstanding at December 31, 2012	2,353,591	$0.99
Granted	254,250	0.65
Vested	(203,364)	0.93
Forfeited, during the period	(232,000)	0.60
Unvested stock options outstanding at March 31, 2013	2,172,477	$0.88

There was $1,524,777 and $1,322,139 of total unrecognized compensation expense related to unvested stock options at March 31, 2013 and 2012, respectively, which is expected to be recognized over a weighted average remaining vesting period of 2.51 and 2.85 years, respectively.

At March 31, 2013, there was $158,890 of total unrecognized compensation expense related to unvested non-employee stock options, which is expected to be recognized over a weighted average period of 1.36 years.  At March 31, 2012, there was $16,663 of total unrecognized compensation expense related to unvested non-employee stock options, which is expected to be recognized over a weighted average period of 0.44 years.

Restricted Stock Awards (“RSAs”)

The following table summarizes restricted stock award activity for the three months ended March 31, 2013:

	Number of RSAs	Weighted Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at December 31, 2012	5,175,000	$0.68
Granted	150,000	0.83
Vested	-
Forfeited, during the period	-
Outstanding at March 31, 2013	5,325,000	$0.68

At March 31, 2013, there was $3,205,338 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 8.79 years.  At March 31, 2012, there was $3,041,956 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 9.69 years.

These shares have voting rights, but are not transferable and are not considered outstanding as of March 31, 2013 as they had not vested.  Accordingly, 5,325,000 shares were recorded as issued on the Company’s Consolidated Balance Sheet at March 31, 2013.

Stock-based compensation expense relating to restricted stock awards was $88,365 and $77,437 for the three months ended March 31, 2013 and 2012, respectively.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

11. Common Stock Purchase Warrants

In January 2011, we completed an equity financing that raised gross proceeds of $8,500,000 from the issuance of 4,250,000 shares of common stock at a price of $2.00 per share and warrants to purchase an aggregate of 2,125,000 shares of common stock.  The warrants are exercisable any time on or before January 19, 2016 and have an exercise price of $2.50 per share.  We received $7,915,700 in net proceeds from the equity financing after deducting offering expenses of $584,300.  The exercise price of the warrants and number of shares of common stock to be received upon the exercise of the warrants are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions.

We also issued warrants to purchase 255,000 shares of our common stock to the placement agent and our advisors in January 2011 in connection with the equity financing as consideration for their services.  These warrants have the same terms, including exercise price, registration rights and expiration, as the warrants issued to the investors in the equity financing.

Warrant Liability

In connection with the issuance of these warrants, the Company recorded a warrant liability on its Consolidated Balance Sheet based on the estimated fair value of the common stock warrants at the issuance date.  The warrants are valued at the end of each reporting period with changes recorded as mark-to-market adjustment on warrant liability on the Company’s Consolidated Statement of Operations.  The fair value of these warrants was $515,350 and $1,616,325 at March 31, 2013 and December 31, 2012, respectively, based on a model developed with the assistance of an independent third-party valuation expert.

The mark-to-market income (expense) on these warrants was $1,100,975 and ($1,288,375) for the three months ended March 31, 2013 and 2012, respectively, and was not presented within our loss from operations.

Common Stock Issued for Warrants Exercised

In April 2011, we issued 37,500 shares of our common stock and received net proceeds of $88,125 after an investor exercised warrants issued in our equity financing at an exercise price of $2.50 per share.

The following table summarizes warrant activity for the three months ended March 31, 2013:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants:
Outstanding at December 31, 2012	2,342,500	$2.50
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2013	2,342,500	2.50
Warrants exercisable at March 31, 2013	2,342,500	$2.50

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

12. Common Stock Issued for Domain Name

On January 23, 2013, the Company issued 100,000 shares of common stock with a fair value of $100,000 to an unrelated third party in exchange for the AYI.com domain name.  For the three months ended March 31, 2013, $100,000 was recorded to fixed assets and intangible assets for the new domain name, and $100 and $99,900 were recorded to common stock and additional paid-in capital, respectively.

13. Net Loss Per Common Share

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding as defined by ASC No. 260, Earnings Per Share.  Diluted net loss per common share includes the dilutive effects of stock options, stock equivalents and warrants.  To the extent stock options, stock equivalents and warrants are antidilutive, they are excluded from the calculation of diluted net loss per share.  For the three months ended March 31, 2013, 6,439,955 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.  For the three months ended March 31, 2012, 6,441,455 shares issuable upon the exercise of stock options and warrants were not included in the computation of net loss per share because their inclusion would be antidilutive.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Net loss	$(155,071)	$(2,995,636)
Denominator:
Basic shares:
Weighted-average common shares outstanding	38,908,382	38,580,261
Diluted shares:
Weighted-average common shares used to compute basic net loss per common share	38,908,382	38,580,261
Add: Weighted average shares assumed to be issued upon conversion of convertible notes as of the date of issuance	-	-
Warrants and options as of beginning of period	-	-
Weighted-average common shares used to compute diluted net loss per common share	38,908,382	38,580,261

Net loss per common share:
Basic	$(0.00)	$(0.08)
Diluted	$(0.00)	$(0.08)

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

14. Commitments

Operating Lease Agreements

On May 23, 2011, the Company executed a 46-month non-cancelable operating lease for corporate office space.  The lease began on June 1, 2011 and expires on March 30, 2015.  Total base rent due during the term of the lease is $973,595.  Monthly rent escalates during the term, but is recorded on a straight-line basis over the term of the lease.  The Company can terminate the final five months of the lease with eight months prior notice and the payment of unamortized costs.  Rent expense under this lease for the three months ended March 31, 2013 and 2012 was $63,495.

During 2012, the Company entered into three separate two-year lease agreements with HP for equipment and certain financed items.  Monthly rent expense for the three leases is $8,649 until January 2014, and then $6,584 per month until September 2014.  Rent expense under the HP leases totaled $25,948 and $4,130 for the three months ended March 31, 2013 and 2012, respectively.  On January 11, 2013, the Company obtained a letter of credit from JP Morgan Chase Bank, N.A. in the amount of $200,000, in favor of HP. This letter of credit will expire on January 31, 2014.

The Company entered into a two-year service agreement with Equinix Operating Co., Inc. (“Equinix”) whereby Equinix will provide certain products and services to the Company from January 2013 to January 31, 2015.  Pursuant to the service agreement, the Company has agreed to pay monthly recurring fees in the amount of $8,450 as well as nonrecurring fees totaling $9,700.  The agreement will automatically renew for additional service terms of twelve months unless terminated earlier by either party.  Hosting expense under this lease for the three months ended March 31, 2013 totaled $31,670.

15. Related Party Transactions

During the three months ended March 31, 2013, there were no material changes to the Company’s transactions with related parties from those disclosed in “Note 14. Related Party Transactions” in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 14, 2013 which disclosure is hereby incorporated by reference herein, except for the following:

At March 31, 2013, the Company had notes receivable in the aggregate amount of $166,885 due from current and former employees (see Note 7).

On April 10, 2013, the Company awarded Clifford Lerner, the Company’s President and Chief Executive Officer, 5,000,000 restricted shares of common stock (See Note 16).

On April 10, 2013, the Company awarded Jon Pedersen, the Company’s Chief Financial Officer, 480,000 restricted shares of common stock.  The Company also granted Mr. Pedersen a stock option to purchase 700,000 shares of the Company’s common stock at an exercise price of $0.52 per share (See Note 16).

16. Subsequent Events

On April 4, 2013, the Company amended its letter of credit from JP Morgan Chase Bank, N.A., increasing it from $200,000 to $250,000, in favor of HP (See Note 14). This letter of credit will expire on January 31, 2014.

On April 10, 2013, the Company awarded Mr. Lerner 5,000,000 restricted shares of common stock.  Pursuant to the terms of the restricted stock award agreement, (i) fifty percent (50%) of the restricted shares will vest on the third anniversary of grant date, and (ii) the remaining fifty percent (50%) shares will vest on the fourth anniversary of grant date; provided, that any unvested shares will immediately vest on the effective date of a change in control.

On April 10, 2013, the Company awarded Mr. Pedersen 480,000 restricted shares of common stock.  Pursuant to the terms of the restricted stock award agreement, (i) fifty percent (50%) of the restricted shares will vest on the third anniversary of grant date, and (ii) the remaining fifty percent (50%) of the shares will vest on the fourth anniversary of grant date; provided, that any unvested shares will immediately vest on the effective date of a change in control.

On April 10, 2013, the Company also awarded Mr. Pedersen a stock option to purchase 700,000 shares of the Company’s common stock at an exercise price of $0.52 per share.  The shares of common stock underlying Mr. Pedersen’s stock option will vest one-fourth on each of the first, second, third and fourth anniversaries of the date of grant; provided, that (i) upon the effective date of a “change in control,” 50% of all then unvested shares of common stock underlying the option will vest immediately and the remaining unvested shares of common stock underlying the option will vest on the earlier of (a) the original vesting date or (b) equally on the first and second anniversary of the effective date of the change in control (subject to early termination or forfeiture in accordance with the terms of the stock option agreement), (ii) any vested options will be forfeited immediately upon violation of any non-competition or non-solicitation agreement between the Company and Mr. Pedersen and (iii) upon termination of Mr. Pedersen’s employment without cause, the option will remain exercisable until the tenth anniversary of the date of grant, to the extent the shares underlying the option are vested.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2013, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2013 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K.  Aside from certain information as of December 31, 2012, all amounts herein are unaudited.  Unless the context otherwise indicates, references to “Snap,” “we,” “our,” “us” and the “Company” refer to Snap Interactive, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  See “Forward-Looking Statements.”  Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K.

Overview

We are an Internet company providing services in the expanding social dating market.  We own and operate a dating and social discovery software application under the AYI brand that can be accessed on Facebook®, mobile devices such as iPhone® and Android®, as well as a stand-alone website.  Our application is fully integrated across all gateways we offer and incorporates the Facebook Connect® integration tool, which allows users to “connect” their Facebook profile and friends to our website.  Since August 2007, AYI has been one of the leading dating applications on Facebook based on the publicly reported number of DAUs and MAUs.

As of May 3, 2013, we had more than 3.0 million MAUs of the AYI application on Facebook platform.  We primarily generate revenue from subscription fees and, as of May 3, 2013, we had approximately 84,000 active subscribers.  The number of our DAUs and MAUs as reported by Facebook, which includes non-paying users and paying subscribers, varies greatly on a daily and monthly basis, and is greater than the number of our active subscribers for any same measurement period.

We believe that our extensive user base and scale of Facebook connected profiles allows us to create a one-of-a-kind experience for users looking to meet people with similar interests.

Operational and Financial Highlights

During the first quarter of 2013, we executed key components of our 2013 objectives, including:

●	We acquired and transitioned to the “AYI.com” domain from AreYouInterested.com;

●	We rebranded to “AYI”, a shorter name that is easier for our users to remember; and

●	We launched new “social” features for AYI that are designed to integrate a user’s interest and social graphs into the online dating experience.

For the remainder of 2013, our business objectives include:

●	Building a recognizable brand for AYI by expanding our advertising and marketing efforts beyond pure user acquisition;

●	Increasing the amount of resources devoted to mobile initiatives and increasing user engagement on our mobile application, particularly with regard to Android and mobile web;

●	Increasing our rate of advertising and marketing expenditures to increase traffic to the AYI brand; and

●	Growing our base of paid subscribers.

How We Generate Revenue

We generate the majority of our revenue through subscription fees and premium sales on our AYI application.  Most of our revenue is generated from subscriptions originating on our AYI Facebook application, and a significant amount of our revenue is being generated through subscriptions on our mobile platforms.  We also generate a small portion of our revenue through advertisements on our application and micro-transactions that allow users to access certain other premium features.

Our users have a variety of methods by which to purchase subscriptions to AYI.  Users can pay by credit card, PayPal, direct debit, Boku, or as an In-App purchase through Apple Inc.’s iPhone App Store.  Pursuant to Apple Inc.’s terms of service, Apple Inc. retains 30% of the revenue that is generated from sales on our iPhone application through In-App purchases in the United States.  Regardless of which payment method is utilized, users may access the AYI application through any of the gateways we offer.

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

During August 2012, in conjunction with the launch of the AYI application, we introduced micro-transactions to allow users to access certain premium features by paying for such features without purchasing a recurring subscription.  While micro-transactions are not a significant driver of revenue at this time, we believe that such micro-transactions may increase user engagement with the application and increase the likelihood that they will become a subscriber.  Revenue from micro-transactions is recognized over a two-month period.

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

	Three Months Ended
	March 31,
	2013	2012
Consolidated Statements of Operations Data:
Total revenues	$3,469,560	$5,745,452

Consolidated Balance Sheets Data:
Deferred revenue (at period end)	$2,067,853	$3,430,078

Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(1,171,845)	$(1,559,907)

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

The following table presents a reconciliation of subscription revenue to bookings for each of the periods presented:

	Three Months Ended
	March 31,
	2013	2012
Reconciliation of Subscription Revenue to Bookings
Subscription revenue	$3,427,891	$5,586,038
Change in deferred revenue	(456,376)	291,672
Bookings	$2,971,515	$5,877,710

Limitations of Bookings

Some limitations of bookings as a financial measure include that:

●	Bookings does not reflect that we recognize revenue from subscription fees and micro-transactions over the length of the subscription term; and
●	Other companies, including companies in our industry, may calculate bookings differently or choose not to calculate bookings at all, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider bookings along with other financial performance measures, including total revenues, subscription revenue, deferred revenue, net loss and our financial results presented in accordance with GAAP.

Results of Operations

The following table sets forth Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues.

	Three Months Ended
	March 31,
	2013	2012
Total revenues	100.0%	100.0%
Costs and expenses:
Programming, hosting and technology	39.9%	15.7%
Compensation	23.0%	15.8%
Professional fees	7.7%	2.6%
Advertising and marketing	32.6%	78.7%
General and administrative	33.0%	17.1%
Total costs and expenses	136.2%	129.9%
Loss from operations	(36.2)%	(29.9)%
Interest income, net	0.0%	0.1%
Mark-to-market adjustment on warrant liability	31.7%	(22.4)%
Net loss before income taxes	(4.5)%	(52.1)%
Provision for income taxes	0.0%	0.0%
Net loss	(4.5)%	(52.1)%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

Revenues decreased to $3,469,560 for the three months ended March 31, 2013, from $5,745,452 for the three months ended March 31, 2012.  The decrease is primarily related to lower revenues from subscription sales on the AYI brand in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.  We believe the decrease in revenues from subscription sales for the three months ended March 31, 2013 primarily resulted from our decreased advertising and marketing expense for the period as compared to the three months ended March 31, 2012.  We intentionally decreased our user acquisition campaigns beginning in the second quarter of 2012, which primarily affected new subscriptions. From the second quarter of 2012 through January 2013, we focused on rebuilding, testing and optimizing the redesigned AYI application.  We began to increase user acquisition campaigns in January 2013. The following table sets forth our subscription revenue, advertising revenue and total revenues for the three months ended March 31, 2013 and the three months ended March 31, 2012, the decrease between those periods, the percentage decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31,				March 31,
	2013	2012	Decrease	% Decrease	2013	2012
Subscription revenue	$3,427,891	$5,586,038	$(2,158,147)	(38.6)%	98.8%	97.2%
Advertising revenue	41,669	159,414	(117,745)	(73.9)%	1.2%	2.8%
Total revenues	$3,469,560	$5,745,452	$(2,275,892)	(39.6)%	100.0%	100.0%

Subscription – The results for the three months ended March 31, 2013 reflect a decrease in subscription revenue of $2,158,147, or 38.6%, as compared to the three months ended March 31, 2012.  The decrease in subscription revenue for the three months ended March 31, 2013, was primarily driven by a decrease in our marketing and advertising expense versus the prior year period, which primarily affects new subscriptions.  Subscription revenue as a percentage of total revenue was 98.8% for the three months ended March 31, 2013, as compared to 97.2% for the three months ended March 31, 2012.

Advertising – The results for the three months ended March 31, 2013 reflect a decrease in advertising revenue of $117,745, or 73.9%, as compared to the three months ended March 31, 2012.  The decrease in advertising revenue for the three months ended March 31, 2013 was due to the Company discontinuing online advertising campaigns in February 2013 in order to focus on improving a user’s experience on AYI, which we believe will be more valuable in the long-term.  Advertising revenue as a percentage of total revenue was 1.2% for the three months ended March 31, 2013, as compared to 2.8% for the three months ended March 31, 2012.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2013 reflect a decrease in costs and expenses of $2,733,975, or 36.6%, as compared to the three months ended March 31, 2012.  The following table presents our costs and expenses for the three months ended March 31, 2013 and the three months ended March 31, 2012, the increase or decrease between those periods, and the percentage increase or decrease between those periods:

	Three Months Ended
	March 31,		Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Programming, hosting and technology	$1,385,391	$902,120	$483,271	53.6%
Compensation	797,070	906,348	(109,278)	(12.1)%
Professional fees	267,104	148,317	118,787	80.1%
Advertising and marketing	1,131,680	4,520,241	(3,388,561)	(75.0)%
General and administrative	1,146,026	984,220	161,806	16.4%
Total costs and expenses	$4,727,271	$7,461,246	$(2,733,975)	(36.6)%

Programming, Hosting and Technology – The results for the three months ended March 31, 2013 reflect an increase in programming, hosting and technology expense of $483,271, or 53.6%, as compared to the three months ended March 31, 2012.  The increase in development expense for the three months ended March 31, 2013, was primarily driven by increased salary expenses due to expansion of our engineering and development staff, increased consulting expense and increased expenses related to hosting and bandwidth, primarily to support the redesigned AYI application.   Programming, hosting and technology expense as a percentage of total revenues was 39.9% for the three months ended March 31, 2013, as compared to 15.7% for the three months ended March 31, 2012.

Compensation – The results for the three months ended March 31, 2013 reflect a decrease in compensation expense, which excludes the cost of developers and programmers included in programming, hosting and technology expense above, of $109,278, or 12.1%, as compared to the three months ended March 31, 2012.  The decrease in compensation expense for the three months ended March 31, 2013 was primarily driven by decreased headcount in management and support areas as compared to the first quarter of 2012.  We anticipate increased compensation expense in future periods as we expect to hire additional employees during the remainder of 2013.  Compensation expense as a percentage of total revenues was 23.0% for the three months ended March 31, 2013, as compared to 15.8% for the three months ended March 31, 2012.

Professional fees – The results for the three months ended March 31, 2013 reflect an increase in professional fees of $118,787, or 80.1%, as compared to the three months ended March 31, 2012.  The increase in professional fees for the three months ended March 31, 2013, was primarily driven by an increase in accounting fees as a result of the change in accounting firms and an increase in legal expenses.  Professional fees as a percentage of total revenues were 7.7% for the three months ended March 31, 2013, as compared to 2.6% for the three months ended March 31, 2012.

Advertising and Marketing – The results for the three months ended March 31, 2013 reflect a decrease in advertising and marketing expense of $3,388,561, or 75.0%, as compared to the three months ended March 31, 2012.  The decrease in advertising and marketing expense for the three months ended March 31, 2013, as compared to the prior year period, was primarily driven by decreasing the number of user acquisition campaigns.  We also significantly reduced our rate of advertising and marketing expense as we focused on the optimization of the redesigned AYI application.  We anticipate that advertising and marketing expense will increase during the remainder of 2013 (as compared to our advertising and marketing expense for the first quarter of 2013) as we promote the redesigned AYI application. Advertising and marketing expense as a percentage of total revenues was 32.6% for the three months ended March 31, 2013, as compared to 78.7% for the three months ended March 31, 2012.

General and Administrative – The results for the three months ended March 31, 2013 reflect an increase in general and administrative expense of $161,806, or 16.4%, as compared to the three months ended March 31, 2012.  The increase in general and administrative expense for the three months ended March 31, 2013, as compared to the prior year period, was primarily driven by increases in branding and public relations expenses, other employee related expenses and other increased costs associated with the overall expansion of our business.  General and administrative expense as a percentage of total revenues was 33.0% for the three months ended March 31, 2013, as compared to 17.1% for the three months ended March 31, 2012.

Non-Operating Income

The following table presents the components of non-operating income for the three months ended March 31, 2013 and the three months ended March 31, 2012, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Three Months Ended
	March 31,		Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Interest income, net	$1,665	$8,533	$(6,868)	(80.5)%
Mark-to-market adjustment on warrant liability	1,100,975	(1,288,375)	2,389,350	(185.5)%
Other income (expense)	-	-	-	-
Total non-operating income (expense)	$1,102,640	$(1,279,842)	$2,382,482	(186.2)%

Interest Income, net

Interest income, net for the three months ended March 31, 2013 was $1,665, a decrease of $6,868, or 80.5%, as compared to $8,533 for the three months ended March 31, 2012.  Interest income, net represented 0.0% and 0.1% of total revenues for the three months ended March 31, 2013 and 2012, respectively.

Mark-to-Market Adjustment

Our warrant liability is marked-to-market at each reporting period, with changes in fair value reported in earnings.  The mark-to-market income of $1,100,975 for the three months ended March 31, 2013 and expense of $1,288,375 for the three months ended March 31, 2012 represented the changes in fair value of the warrant liability during those periods.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2013	2012
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(1,171,845)	$(1,559,907)
Net cash provided by (used in) investing activities	(21,465)	3,009,837
Net cash provided by financing activities	-	-
Net increase in cash and cash equivalents	$(1,193,310)	$1,449,930

We have historically financed our operations through cash generated from our equity financing in January 2011, subscription fees received from our application, fees for premium features on our application and revenues derived from advertisements purchased on our application.

As of March 31, 2013, we had $4,164,286 in cash and cash equivalents, as compared to cash and cash equivalents of $5,357,596 as of December 31, 2012.   Historically, our working capital has been generated through operations and equity offerings.  If we continue to grow and expand our operations, our need for working capital will increase.  We do not anticipate being profitable during 2013 because we intend to increase our marketing and advertising expense during the remainder of 2013 (as compared to our advertising and marketing expense for the first quarter of 2013) to acquire new users and create brand awareness and we expect to hire additional employees.  We expect that our cash and cash equivalents will further decrease during 2013.  We intend to finance our growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.  We believe that our cash provided from operations and cash on hand will provide sufficient capital to fund our operations for the next twelve months.

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

Operating Activities

Net cash used in operating activities was $1,171,845 for the three months ended March 31, 2013, as compared to net cash used in operating activities of $1,559,907 for the three months ended March 31, 2012. This decrease of $388,062 is primarily a result of the decrease in net loss, which was the result of the mark-to-market income of $1,100,975 and lower advertising and marketing expense as described above, as well as decreases in the credit card holdback receivable and accounts receivable, and an increase in accounts payable and accrued expenses. These uses of cash were offset in part by an increase in restricted cash and a decrease in deferred revenue.

Significant items impacting cash flow in the three months ended March 31, 2013 included significant cash outlays relating to advertising and marketing expense and increases in programming, hosting and technology expense, branding, public relations, investor relations, audit fees and salaries and related benefits associated with the growth of our business. These uses of cash were offset in part by collections in subscription revenues received during the period.

During the three months ended March 31, 2012, one of the Company’s credit card processors experienced a technical problem in processing transactions for the Company, which resulted in the delayed settlement of certain recurring subscription payments.  Because of the delay, approximately $500,000 of transactions that would have normally settled during February or March 2012 settled in April 2012, which negatively impacted the Company’s net cash used in operating activities for the quarter ended March 31, 2012.  Substantially all of the affected transactions were settled in April 2012 and there was a corresponding benefit to the Company’s net cash used in operating activities for the quarter ended June 30, 2012.

Significant items impacting cash flow in the three months ended March 31, 2012 included increased cash outlays relating to advertising and marketing spending, an increase in salaries and related benefits associated with the growth of the Company’s business, the annual bonus payment of $604,000 paid in February 2012 and the delay in credit card collections noted above.  These uses of cash were offset in part by increased collections on subscription revenue streams and payments received from the growth of advertising revenue during the period.

Investing Activities

Cash provided by (used in) investing activities for the three months ended March 31, 2013 and 2012 was ($21,465) and $3,009,837, respectively.  Cash used in investing activities included purchases of property and equipment totaling $20,296 and $2,677 during the three months ended March 31, 2013 and 2012, respectively.  These purchases consisted primarily of computers and servers during the periods.  We continue to invest in technology hardware and software to support our growth.  Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development.  Redemption of investments during the three months ended March 31, 2012 totaled $1,250,000 and consisted of redemptions of our certificates of deposit and U.S. Treasury notes purchased in the prior year.  In addition, we reclassified $1,753,850 of investments nearing maturity to cash and cash equivalents during the three months ended March 31, 2012.  We also received cash during the three months ended March 31, 2012 through the partial repayment of a note receivable issued to an employee.

Financing Activities

There was no cash provided by financing activities for the three months ended March 31, 2013 and 2012.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

During the three months ended March 31, 2013, there were no material changes to the Company’s contractual obligations and commitments from those disclosed in “Note 13. Commitments” in the Notes to the Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 14, 2013, which is hereby incorporated by reference herein.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements that have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates relied upon in preparing these financial statements include the provision for future credit card chargebacks and refunds on subscription revenue, estimates used to determine the fair value of our common stock, stock options, non-cash capital stock issuances, stock-based compensation and common stock warrants, collectability of our accounts receivable and the valuation allowance on deferred tax assets.  Management evaluates these estimates on an ongoing basis.  Changes in estimates are recorded in the period in which they become known. We base estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates.

During the three months ended March 31, 2013, there were no material changes to our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 14, 2013, which are hereby incorporated by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of March 31, 2013, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of March 31, 2013, the Company determined that the following item constituted a material weakness:

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

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.  For more information concerning our risk factors, please see “Item 1A. Risk Factors” of our Annual Report on Form 10-K.

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

3.3
Amended and Restated By-Laws of Snap Interactive, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on April 25, 2012 by the Company with the SEC).

10.1
Severance and General Release Agreement, dated as of January 31, 2013, by and between Darrell Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 5, 2013 by the Company with the SEC).

10.2
Restricted Stock Award Agreement, dated as of January 31, 2013, by and between Darrell Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on February 5, 2013 by the Company with the SEC).

10.3
Consulting Agreement, dated as of January 31, 2013, by and between Darrell Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on February 5, 2013 by the Company with the SEC).

10.4
Subscription Agreement, dated as of January 31, 2013, by and among Darrell Lerner, DCL Ventures, Inc., and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on February 5, 2013 by the Company with the SEC).

10.5†
Executive Employment Agreement, dated April 9, 2013, by and between Snap Interactive, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.4 to the Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed on April 11, 2013, by the Company with the SEC).

10.6†
Amended and Restated Executive Employment Agreement, dated April 9, 2013, by and between Snap Interactive, Inc. and Jon D. Pedersen, Sr. (incorporated by reference to Exhibit 10.4 to the Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed on April 11, 2013, by the Company with the SEC).

31.1 *	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

† Management contract or compensatory plan arrangement.
*Filed herewith.
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

SNAP INTERACTIVE, INC.

Date: May 9, 2013	By:	/s/ Clifford Lerner
Clifford Lerner President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2013	By:	/s/ Jon D. Pedersen, Sr.
Jon D. Pedersen, Sr. Chief Financial Officer (Principal Financial and Accounting Officer)