Form 10-Q
period 2013-06-30
Snap Interactive, Inc
filed 2013-08-14
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2013
Common Stock, par value $0.001 per share	38,932,826

SNAP INTERACTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

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

References in this report to “DAUs” and “MAUs” mean daily active users and monthly active users, respectively, of our application.  Unless otherwise indicated, metrics for users are based on information that is reported by Facebook®.  References in this report to active subscribers mean subscribers who have prepaid for current access to premium features of the AYI application and the term of whose subscription period has not yet expired. The metrics for subscribers are based on internally-derived metrics across all platforms through which our application is accessed.

i

FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties.  Words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “began,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements.  All forward-looking statements speak only as of the date on which they are made.  Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●
our heavy reliance on the Facebook platform to run our application and Facebook’s ability to discontinue, limit or restrict access to its platform by us or our application, change its terms and conditions or other policies or features, including restricting methods of collecting payments and establish more favorable relationships with one or more of our competitors;

●	our ability to generate revenue and achieve profitability in the future;
●	our reliance on a small percentage of our total users for substantially all of our revenue;
●	our ability to establish and maintain brand recognition;
●	the intense competition in the social dating marketplace;
●	our reliance on email campaigns to convert users to subscribers;
●	our ability to generate subscribers through advertising and marketing agreements with third party advertising and marketing providers;
●	our ability to effectively manage our growth, including attracting and hiring key personnel;
●	our ability to develop and market new technologies to respond to rapid technological changes;
●	our ability to anticipate and respond to changing consumer trends and preferences;
●	our ability to support and derive revenue from our application for mobile platforms;
●	the success of new AYI features and branding on user engagement and conversion;
●	our future growth and ability to obtain additional financing to execute our growth strategy;
●	our reliance on our chief executive officer and sole director;
●	our reliance upon credit card processors and related merchant account approvals;
●	governmental regulation of the online dating, social dating or Internet industries;
●	our ability to comply with laws and regulations regarding privacy and protection of user data;
●	our ability to protect our intellectual property;
●	the impact of a finding that we have infringed on intellectual property rights of others;
●	the effect of programming errors or flaws in our application;
●	the effect of security breaches, computer viruses and computer hacking attacks;
●	our limited insurance coverage and the risk of uninsured claims;
●	the possibility that our users and subscribers may be harmed following interaction with other users and subscribers;
●	the risk that we would be deemed a “dating service” or an “Internet dating service” under various state regulations;
●	our ability to maintain effective internal controls over financial reporting; and
●	other circumstances that could disrupt the functioning of our application and website.

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.  We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business.  We do not undertake any obligation to update any forward-looking statement relating to the matters discussed in this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,617,733	$5,357,596
Restricted cash	375,211	105,000
Credit card holdback receivable	256,924	287,293
Accounts receivable, net of allowances and reserves of $41,929 and $36,129, respectively	333,182	320,019
Prepaid expense and other current assets	170,136	204,824
Total current assets	3,753,186	6,274,732
Fixed assets and intangible assets, net	598,536	548,549
Notes receivable	168,098	165,716
Investments	50,000	-
Total assets	$4,569,820	$6,988,997

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$989,893	$799,183
Accrued expenses and other current liabilities	394,479	240,049
Deferred revenue	2,031,702	2,524,229
Total current liabilities	3,416,074	3,563,461
Long-term deferred rent	30,214	48,340
Warrant liability	445,075	1,616,325
Total liabilities	3,891,363	5,228,126
Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 49,737,826 and 44,007,826 shares issued, respectively, and 38,932,826 and 38,832,826 shares outstanding, respectively	38,933	38,833
Additional paid-in capital	9,982,391	9,437,422
Accumulated deficit	(9,342,867)	(7,715,384)
Total stockholders' equity	678,457	1,760,871
Total liabilities and stockholders' equity	$4,569,820	$6,988,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Subscription revenue	$3,150,319	$5,110,907	$6,578,210	$10,696,945
Advertising revenue	1,670	101,730	43,339	261,143
Total revenues	3,151,989	5,212,637	6,621,549	10,958,088
Costs and expenses:
Programming, hosting and technology	1,339,930	995,765	2,701,321	1,897,885
Compensation	1,078,536	1,063,503	1,899,606	1,969,852
Professional fees	206,703	183,909	473,807	332,226
Advertising and marketing	952,248	3,023,656	2,083,929	7,543,897
General and administrative	1,118,700	1,090,334	2,264,725	2,074,553
Total costs and expenses	4,696,117	6,357,167	9,423,388	13,818,413
Loss from operations	(1,544,128)	(1,144,530)	(2,801,839)	(2,860,325)
Interest income, net	1,440	10,067	3,106	18,600
Mark-to-market adjustment on warrant liability	70,275	117,125	1,171,250	(1,171,250)
Other expense	-	16,885	-	16,885
Net loss before income taxes	(1,472,413)	(1,034,223)	(1,627,483)	(4,029,860)
Provision for income taxes	-	-	-	-
Net loss	$(1,472,413)	$(1,034,223)	$(1,627,483)	$(4,029,860)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.03)	$(0.04)	$(0.10)

Weighted average number of common shares used in calculating net loss per common share:
Basic and diluted	38,932,826	38,580,261	38,920,671	38,580,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited)

	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2012	38,832,826	$38,833	$9,437,422	$(7,715,384)	$1,760,871

Stock issued in exchange for domain name	100,000	100	99,900	-	100,000

Stock-based compensation expense for stock options	-	-	106,496	-	106,496

Stock-based compensation expense for restricted stock awards	-	-	338,573	-	338,573

Net loss	-	-	-	(1,627,483)	(1,627,483)

Balance at June 30, 2013	38,932,826	$38,933	$9,982,391	$(9,342,867)	$678,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,627,483)	$(4,029,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,563	72,476
Amortization of investment premium	-	5,348
Stock-based compensation expense	445,069	609,793
Mark-to-market adjustment on warrant liability	(1,171,250)	1,171,250
Loss on disposal of fixed assets	-	16,885
Changes in operating assets and liabilities:
Restricted cash	(270,211)	(105,000)
Credit card holdback receivable	30,369	(31,954)
Accounts receivable, net	(13,163)	(69,992)
Prepaid expense and other current assets	34,688	(96,833)
Security deposit	-	19,520
Accounts payable and accrued expenses and other current liabilities	341,601	235,007
Deferred rent	(14,587)	(11,135)
Deferred revenue	(492,527)	516,537
Net cash used in operating activities	(2,651,931)	(1,697,958)

Cash flows from investing activities:
Purchase of fixed assets	(35,550)	(88,241)
Purchase of non-marketable equity securities	(50,000)	-
Redemption of short-term investments	-	4,975,000
Repayment (issuance) of notes receivable and accrued interest	(2,382)	7,672
Net cash (used in) provided by investing activities	(87,932)	4,894,431

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net (decrease) increase in cash and cash equivalents	(2,739,863)	3,196,473

Cash and cash equivalents at beginning of year	5,357,596	2,397,828

Cash and cash equivalents at end of period	$2,617,733	$5,594,301

Supplemental disclosure of noncash activity:

AYI.com domain purchase in exchange for 100,000 shares of common stock	$100,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Snap Interactive, Inc. and its wholly owned subsidiaries, eTwine, Inc. and Snap Mobile Limited.  The condensed consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information.   We have not included certain information normally included in annual financial statements pursuant to those rules and regulations, although we believe that the disclosure included herein is adequate to make the information presented not misleading.

The financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 14, 2013.

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented.  The Company’s historical results are not necessarily indicative of future operating results and the results for the six months ended June 30, 2013 are not necessarily indicative of results for the year ending December 31, 2013, or for any other period.

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2013, there were no material changes to the Company’s significant accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, except for the following:

The Company follows Accounting Standards Codification (“ASC”) 325-20, Cost Method Investments (“ASC 325-20”) to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

3. Restricted Cash

During 2012, the Company established a line of credit with JP Morgan Chase Bank, N. A. (“JP Morgan”) related to the Company’s corporate credit cards and placed a cash collateral guarantee of 105% of the monthly credit line of $100,000 in a certificate of deposit for twelve months as collateral.  Accordingly, the Company has recorded $105,211 as restricted cash on the balance sheet as of June 30, 2013.

On January 11, 2013, the Company obtained a letter of credit from JP Morgan in the amount of $200,000, in favor of Hewlett Packard Financial Services Company (“HP”).  This letter of credit expires on January 31, 2014 and has been increased to $270,000.

4. Accounts Receivable, Net

Accounts receivable, net consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Accounts receivable	$375,111	$356,148
Less: Reserve for future chargebacks	(41,929)	(36,129)
Total accounts receivable, net	$333,182	$320,019

Credit card payments for subscriptions and micro-transaction purchases typically settle several days after the date of purchase.  As of June 30, 2013, the amount of unsettled transactions due from credit card payment processors amounted to $157,826, as compared to $112,885 at December 31, 2012.  At June 30, 2013, the amount of accounts receivable due from Apple Inc. amounted to $201,096, as compared to $201,859 at December 31, 2012.  These amounts are included in our accounts receivable.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Fair Value Measurements

The fair value framework under the Financial Accounting Standards Board’s (“FASB”) guidance requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, would generally require significant management judgment.  The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

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

●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes those liabilities as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (Unaudited)				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liability	$—	$—	$445,075	$445,075	$—	$—	$1,616,325	$1,616,325
Total warrant liability	$—	$—	$445,075	$445,075	$—	$—	$1,616,325	$1,616,325

Interest earned on debt securities is recorded to “Interest income, net” on the Consolidated Statements of Operations.

The Company issued common stock warrants in January 2011 in conjunction with an equity financing.  In accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), the fair value of these warrants is classified as a liability on the Company’s Consolidated Balance Sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders.  Corresponding changes in the fair value of the warrants are recognized in earnings on the Company’s Consolidated Statements of Operations in each subsequent period.

The Company’s warrant liability is carried at fair value and was classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs.  In order to calculate fair value, the Company uses a custom model developed with the assistance of an independent third-party valuation expert.  This model calculates the fair value of the warrant liability at each measurement date using a Monte-Carlo style simulation, as the value of certain features of the warrant liability would not be captured by the standard Black-Scholes model.

The following table summarizes the values of certain assumptions used in our custom model to estimate the fair value of the warrant liability at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Stock price	$0.51	$1.25
Strike price	$2.50	$2.50
Remaining contractual term (years)	2.6	3.1
Volatility	141.8%	171.9%
Adjusted volatility	123.0%	121.1%
Risk-free rate	0.5%	0.4%
Dividend yield	0.0%	0.0%

For the purposes of determining fair value, the Company used “adjusted volatility” in favor of “historical volatility” in its Monte-Carlo style simulation.  Historical volatility of the Company was calculated using weekly stock prices over a look back period corresponding to the remaining contractual term of the warrants as of each valuation date.  Management considered the lack of marketability of these instruments by incorporating a 10% incremental discount rate premium through a reduction of the volatility estimate (“volatility haircut”) to calculate the adjusted historical volatility as of each valuation date.

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

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Cost-Method Investment

On January 31, 2013, the Company entered into a subscription agreement with Darrell Lerner and DCL Ventures, Inc. (“DCL”) in connection with Mr. Lerner’s separation from the Company.  Pursuant to this agreement, the Company made an initial investment in DCL by purchasing 50,000 shares of DCL’s common stock, $0.001 par value per share, for an aggregate purchase price of $50,000 in April 2013.  These nonmarketable securities have been included in the Company’s Consolidated Balance Sheet measured on a cost basis (See Note 16).

As of June 30, 2013, the aggregate carrying amount of the Company’s cost-method investment in a noncontrolled entity was $50,000, and was recorded in Investments on the Company’s Consolidated Balance Sheets.  The Company assesses all cost-method investments for impairment quarterly.  No impairment loss was recorded during the three and six months ended June 30, 2013.  The Company does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments (See Note 16).

7. Fixed Assets and Intangible Assets, Net

Fixed assets and intangible assets, net consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Computer equipment	$239,875	$211,896
Furniture and fixtures	142,856	142,856
Leasehold improvements	382,376	377,727
Software	10,968	8,047
Website domain name	124,938	24,938
Website costs	40,500	40,500
Total fixed assets	941,513	805,964
Less: Accumulated depreciation and amortization	(342,977)	(257,415)
Total fixed assets and intangible assets, net	$598,536	$548,549

The Company only holds fixed assets in the United States.  Depreciation and amortization expense for the six months ended June 30, 2013 was $85,563, as compared to $72,476 for the six months ended June 30, 2012.

On January 23, 2013, the Company issued 100,000 shares of common stock with a fair value of $100,000 to an unrelated third party in exchange for the AYI.com domain name (See Note 13).

8. Notes Receivable

At June 30, 2013, the Company had notes receivable in the aggregate amount of $168,098 due from one current and two former employees.  The employees issued the notes to the Company since the Company paid taxes for stock-based compensation on these employees’ behalf during 2011 and 2012.  The outstanding amounts under the notes are secured by pledged stock certificates and are due at various times during 2021-2023.  Interest accrues on these notes at rates from 2.31% and 3.57% per annum.

9. Income Taxes

We had no income tax benefit or provision for the three and six months ended June 30, 2013.  Since the Company incurred a net loss for the three and six months ended June 30, 2013, there was no income tax expense for the period.  Increases in deferred tax balances have been offset by a valuation allowance and have no impact on our deferred income tax provision.

In calculating the provision for income taxes on an interim basis, the Company estimates the annual effective income tax rate based upon the facts and circumstances known for the period and applies that rate to the earnings or losses for the most recent interim period.  The Company’s effective income tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement income and tax return income applicable to the Company in the various jurisdictions in which the Company operates.  The effect of a discrete item, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs.  The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Compensation and benefits	$293,333	$39,344
Deferred rent	33,894	30,354
Professional fees	60,401	163,500
Other accrued expenses	6,851	6,851
Total accrued expenses and other current liabilities	$394,479	$240,049

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Stock-Based Compensation

The Snap Interactive, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “Plan”) permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares of common stock, restricted stock units, performance stock, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants.  The maximum number of shares of common stock that may be delivered pursuant to awards under the Plan is 7,500,000 shares, 100% of which may be pursuant to incentive stock options.  As of June 30, 2013, there were 2,943,335 shares available for future issuance under the Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the six months ended June 30, 2013:

Six Months Ended June 30, 2013
Expected volatility	259.31%
Expected life of option	6.20 Years
Risk free interest rate	1.11%
Expected dividend yield	0%

The expected life of the options is the period of time over which employees and non-employees are expected to hold their options prior to exercise.  The expected life of options has been determined using the "simplified" method as prescribed by Staff Accounting Bulletin (“SAB”) 110, which uses the midpoint between the vesting date and the end of the contractual term.  The volatility of the Company’s common stock is calculated using the Company’s historical volatilities beginning at the grant date and going back for a period of time equal to the expected life of the award.

The following table summarizes stock option activity for the six months ended June 30, 2013:

	Number of Options	Weighted Average Exercise Price
Stock Options:
Outstanding at December 31, 2012	4,525,205	$0.97
Granted	1,316,960	0.57
Exercised	-	-
Expired or canceled, during the period	(750,000)	1.08
Forfeited, during the period	(295,500)	1.04
Outstanding at June 30, 2013	4,796,665	0.84
Exercisable at June 30, 2013	1,967,478	$0.78

At June 30, 2013, the aggregate intrinsic value of stock options that were outstanding and exercisable was $82,730 and $82,635, respectively.  At June 30, 2012, the aggregate intrinsic value of stock options that were outstanding and exercisable was $2,813,293 and $1,571,783, respectively.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

Stock-based compensation expense was $445,069 and $609,793 during the six months ended June 30, 2013 and 2012, respectively.  Stock-based compensation expense was $370,122 and $324,510 during the three months ended June 30, 2013 and 2012, respectively.  We estimate potential forfeitures of stock awards and adjust recorded stock-based compensation expense accordingly.  The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense that is recognized in future periods.

Non-employee stock option activity is included in the table below, but is also included in the table for stock option activity above.  The following table summarizes non-employee stock option activity for the six months ended June 30, 2013:

	Number of Options	Weighted Average Exercise Price
Non-employee Stock Options:
Outstanding at December 31, 2012	900,000	$1.08
Granted	50,000	0.54
Exercised	-
Expired or canceled, during the period	(750,000)	1.08
Forfeited, during the period	-
Outstanding at June 30, 2013	200,000	0.93
Exercisable at June 30, 2013	150,000	$1.06

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2013, the aggregate intrinsic value of non-employee stock options that were outstanding and exercisable was $0.  At June 30, 2012, the aggregate intrinsic value of non-employee stock options that were outstanding and exercisable was $270,010 and $261,510, respectively.

Stock-based compensation expense relating to non-employee stock options was $23,210 and $18,600 during the six months ended June 30, 2013 and 2012, respectively.  The Company revalues non-employee stock options for each reporting period.  For the six months ended June 30, 2013, the Company recorded an adjustment of $1,269 to reduce stock-based compensation expense related to one non-employee’s stock options.

The following table summarizes unvested stock option activity for the six months ended June 30, 2013:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested Stock Options:
Unvested stock options outstanding at December 31, 2012	2,353,591	$0.99
Granted	1,316,960	0.56
Vested	(265,864)	1.00
Expired or canceled, during the period	(300,000)	1.21
Forfeited, during the period	(275,500)	0.70
Unvested stock options outstanding at June 30, 2013	2,829,187	$0.77

There was $1,481,725 and $1,498,460 of total unrecognized compensation expense related to unvested stock options at June 30, 2013 and 2012, respectively, which is expected to be recognized over a weighted average remaining vesting period of 2.88 and 2.81 years, respectively.

At June 30, 2013, there was $106,200 of total unrecognized compensation expense related to unvested non-employee stock options, which is expected to be recognized over a weighted average period of 0.16 years.  At June 30, 2012, there was $7,303 of total unrecognized compensation expense related to unvested non-employee stock options, which is expected to be recognized over a weighted average period of 0.19 years.

Restricted Stock Awards (“RSAs”)

The following table summarizes restricted stock award activity for the six months ended June 30, 2013:

	Number of RSAs	Weighted Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at December 31, 2012	5,175,000	$0.68
Granted	5,630,000	0.53
Vested	-
Forfeited, during the period	-
Outstanding at June 30, 2013	10,805,000	$0.60

These restricted stock awards have voting rights, but are not transferable and are not considered outstanding as of June 30, 2013 since the awards had not vested.  Accordingly, 10,805,000 shares were recorded as issued but not outstanding on the Company’s Consolidated Balance Sheet at June 30, 2013.

At June 30, 2013, there was $5,804,730 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 6.12 years.  At June 30, 2012, there was $2,963,744 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 9.44 years.

Stock-based compensation expense relating to restricted stock awards was $338,573 and $154,874 for the six months ended June 30, 2013 and 2012, respectively.  Stock-based compensation expense relating to restricted stock awards was $250,208 and $77,437 for the three months ended June 30, 2013 and 2012, respectively.

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

Warrant Liability

In connection with the issuance of these warrants, the Company recorded a warrant liability on its Consolidated Balance Sheet based on the estimated fair value of the warrants at the issuance date.  The warrants are valued at the end of each reporting period with changes recorded as mark-to-market adjustment on warrant liability on the Company’s Consolidated Statement of Operations.  The fair value of these warrants was $445,075 and $1,616,325 at June 30, 2013 and December 31, 2012, respectively, based on a model developed with the assistance of an independent third-party valuation expert.

The mark-to-market income on these warrants was $70,275 and $117,125 for the three months ended June 30, 2013 and June 30, 2012, respectively, and $1,171,250 and ($1,171,250) for the six months ended June 30, 2013 and June 30, 2012, respectively, and was not presented within loss from operations.

Common Stock Issued for Warrants Exercised

In April 2011, we issued 37,500 shares of our common stock and received net proceeds of $88,125 after an investor exercised warrants at an exercise price of $2.50 per share.

The following table summarizes warrant activity for the six months ended June 30, 2013:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants:
Outstanding at December 31, 2012	2,342,500	$2.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2013	2,342,500	2.50
Warrants exercisable at June 30, 2013	2,342,500	$2.50

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Common Stock Issued for Domain Name

On January 23, 2013, the Company issued 100,000 shares of its common stock with a fair value of $100,000 to an unrelated third party in exchange for the AYI.com domain name.  For the six months ended June 30, 2013, $100,000 was recorded to fixed assets and intangible assets for the new domain name, and $100 and $99,900 were recorded to common stock and additional paid-in capital, respectively, on the Company’s Consolidated Balance Sheets.

14. Net Loss Per Common Share

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding as defined by ASC No. 260, Earnings Per Share.  Diluted net loss per common share includes the dilutive effects of stock options, stock equivalents and warrants.  To the extent stock options, stock equivalents and warrants are antidilutive, they are excluded from the calculation of diluted net loss per share.  For the six months ended June 30, 2013, 7,139,165 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted net loss per share because their inclusion would have been antidilutive.  For the six months ended June 30, 2012, 8,991,955 shares issuable upon the exercise of stock options and warrants were not included in the computation of net loss per share because their inclusion would have been antidilutive.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Numerator:
Net loss	$(1,472,413)	$(1,034,223)	$(1,627,483)	$(4,029,860)
Denominator:
Basic shares:
Weighted-average common shares outstanding	38,932,826	38,580,261	38,920,671	38,580,261
Diluted shares:
Weighted-average common shares used to compute basic net loss per common share	38,932,826	38,580,261	38,920,671	38,580,261
Weighted-average common shares used to compute diluted net loss per common share	38,932,826	38,580,261	38,920,671	38,580,261

Net loss per common share:
Basic	$(0.04)	$(0.03)	$(0.04)	$(0.10)
Diluted	$(0.04)	$(0.03)	$(0.04)	$(0.10)

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Commitments

Operating Lease Agreements

On May 23, 2011, the Company executed a non-cancelable operating lease for corporate office space which began on June 1, 2011 and expires on March 30, 2015.  Total base rent due during the term of the lease is $973,595.  Monthly rent escalates during the term, but is recorded on a straight-line basis over the term of the lease.  The Company can terminate the final five months of the lease with eight months prior notice and the payment of unamortized costs.  Rent expense under this lease for the six months ended June 30, 2013 and 2012 was $126,991.

During 2012, the Company entered into multiple two-year lease agreements with HP for equipment and certain other assets.  Monthly rent expense for the leases is $8,649 until January 2014, and $6,584 per month from January 2014 until September 2014.  Rent expense under the HP leases totaled $25,948 and $4,130 for the three months ended June 30, 2013 and 2012, respectively.  On January 11, 2013, the Company obtained a letter of credit from JP Morgan in the amount of $200,000 in favor of HP. This letter of credit expires on January 31, 2014 and has been increased to $270,000 (See Note 3).

The Company entered into a two-year service agreement with Equinix Operating Co., Inc. (“Equinix”) whereby Equinix will provide certain products and services to the Company from January 2013 to January 2015.  Pursuant to the service agreement, the Company agreed to pay monthly recurring fees in the amount of $8,450 and certain nonrecurring fees in the amount of $9,700.  The agreement automatically renews for additional twelve month terms unless earlier terminated by either party.  Hosting expense under this lease for the six months ended June 30, 2013 totaled $63,907.

16. Related Party Transactions

During the six months ended June 30, 2013, there were no material changes to the Company’s transactions with related parties from those disclosed in “Note 14. Related Party Transactions” in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 14, 2013 which disclosure is hereby incorporated by reference herein, except for the following:

On January 31, 2013, the Company entered into a subscription agreement with Darrell Lerner and DCL in connection with Mr. Lerner’s separation from the Company.  Pursuant to this agreement, the Company purchased 50,000 shares of DCL’s common stock, $0.001 par value per share, for an aggregate purchase price of $50,000 in April 2013.  As a secondary investment, the Company agreed to purchase 150,000 additional shares of common stock for an aggregate purchase price of $150,000.  The second investment is being paid in six quarterly installments of $25,000 with the first payment made in July 2013.

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

On April 10, 2013, the Company awarded Mr. Pedersen 480,000 restricted shares of common stock.  Pursuant to the terms of the restricted stock award agreement, (i) fifty percent (50%) of the restricted shares will vest on the third anniversary of grant date, and (ii) the remaining fifty percent (50%) of the restricted shares will vest on the fourth anniversary of grant date; provided, that any unvested shares will immediately vest on the effective date of a change in control.

On April 10, 2013, the Company also awarded Mr. Pedersen a stock option to purchase 700,000 shares of the Company’s common stock at an exercise price of $0.52 per share.  The shares of common stock underlying Mr. Pedersen’s stock option will vest one-fourth on each of the first, second, third and fourth anniversaries of the date of grant; provided, that (i) upon the effective date of a “change in control,” 50% of all then unvested shares of common stock underlying the option will vest immediately and the remaining unvested shares of common stock underlying the option will vest on the earlier of (a) the original vesting date or (b) equally on the first and second anniversary of the effective date of the change in control (subject to early termination or forfeiture in accordance with the terms of the stock option agreement), (ii) any vested options will be forfeited immediately upon violation of any non-competition or non-solicitation agreement between the Company and Mr. Pedersen and (iii) upon termination of Mr. Pedersen’s employment without cause, the option will remain exercisable until the tenth anniversary of the date of grant to the extent the shares underlying the option are vested.

At June 30, 2013, the Company had notes receivable in the aggregate amount of $168,098 due from one current and two former employees (see Note 8).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2013, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2013 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K.  Aside from certain information as of December 31, 2012, all amounts herein are unaudited.  Unless the context otherwise indicates, references to “Snap,” “we,” “our,” “us” and the “Company” refer to Snap Interactive, Inc. and its subsidiaries on a consolidated basis.

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

Overview

We are an Internet company providing services in the expanding social dating market.  We own and operate a social dating software application under the AYI brand that can be accessed on Facebook®, mobile devices such as iPhone® and Android®, as well as a stand-alone website.  Our application is fully integrated across all gateways we offer and incorporates the Facebook Connect® integration tool, which allows users to “connect” their Facebook profile and friends to our website.  Since August 2007, AYI has been one of the leading dating applications on Facebook based on the publicly reported number of DAUs and MAUs.

As of August 9, 2013, we had more than 2.0 million MAUs of the AYI application across all of our platforms.  We primarily generate revenue from subscription fees and, as of August 9, 2013, we had approximately 76,000 active subscribers.  The number of our DAUs and MAUs as reported by Facebook, which includes non-paying users and paying subscribers, varies greatly on a daily and monthly basis, and is greater than the number of our active subscribers for any same measurement period.

We believe that our extensive user base and number of Facebook connected profiles allows us to create a one-of-a-kind experience for users looking to meet people with similar interests.

Operational and Financial Highlights

During the six months ended June 30, 2013, we executed key components of our objectives for 2013:

●	We acquired and transitioned to the AYI.com domain name from the AreYouInterested.com domain name;

●	We rebranded to “AYI”, a shorter name that is easier for our users to remember; and

●	We launched new “social” features for AYI that are designed to integrate a user’s interest and social graphs into the online dating experience.

For the remainder of 2013, our business objectives include:

●	Growing our base of paid subscribers;

●	Continuing to build out our “social” features to improve the online dating experience for all of our users;

●	Building a recognizable brand for AYI by expanding our advertising and marketing efforts beyond pure user acquisition;

●	Increasing the amount of resources devoted to mobile initiatives and increasing user engagement on our mobile applications, particularly with regard to our Android application; and

●	Increasing our rate of advertising and marketing expenditures to increase traffic for the AYI brand.

How We Generate Revenue

We generate the majority of our revenue through subscription fees and premium sales on our AYI application.  Most of our revenue is generated from subscriptions originating on our Facebook application, and a significant amount of our revenue is being generated through subscriptions on our mobile application.  We also generate a small portion of our revenue through advertisements on our application and micro-transactions that allow users to access certain other premium features.

Users can purchase subscriptions to AYI via credit card, PayPal, direct debit, Boku, or as an In-App purchase through Apple Inc.’s iPhone App Store.  Pursuant to Apple Inc.’s terms of service, Apple Inc. retains 30% of the revenue that is generated from sales on our iPhone application through In-App purchases in the United States.  Regardless of which payment method is utilized, users may access the AYI application through any of the gateways we offer.

We recognize revenue from monthly premium subscription fees in the month in which the services are provided.  Revenues are presented net of refunds, credits, and credit card chargebacks.  During 2012, subscriptions were offered in durations of one-, three- and six-month terms.  A twelve-month subscription term was added in February 2012.  Longer-term plans (those with durations longer than one month) are generally available at discounted monthly rates.  All subscription fees, however, are collected at the time of purchase regardless of the length of the subscription term.  Revenues from multi-month subscriptions are recognized over the length of the subscription term rather than when the subscription is purchased.  Pursuant to our terms of service, subscriptions automatically renew for periods of the same length as the original subscription term until subscribers terminate their subscriptions.

During August 2012, in conjunction with the launch of the AYI application, we introduced micro-transactions to allow users to access certain premium features by paying for such features without purchasing a recurring subscription.  While micro-transactions are not a significant driver of revenue, we believe that such micro-transactions may increase user engagement with the application and the likelihood that users will become a paid subscriber.  Revenue from micro-transactions is recognized over a two-month period.

We recognize advertising revenue as earned on a “click-through,” impression, registration and subscription basis.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Consolidated Statements of Operations Data:
Total revenues	$3,151,989	$5,212,637	$6,621,549	$10,958,088

Consolidated Balance Sheets Data:
Deferred revenue at period end	$2,031,702	$3,654,943	$2,031,702	$3,654,943

Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(1,480,086)	$(138,051)	$(2,651,931)	$(1,697,958)

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

Bookings

Bookings is a financial measure representing the aggregate dollar value of subscription fees and micro-transactions received during the period but is not a financial measure that is calculated and presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  We calculate bookings as subscription revenue recognized during the period plus the change in deferred revenue recognized during the period.  We record subscription revenue from subscription fees and micro-transactions as deferred revenue and then recognize that revenue ratably over the length of the subscription term.  We use bookings internally in analyzing our financial results to assess operational performance and to assess the effectiveness of, and plan future, user acquisition campaigns.  We believe that this non-GAAP financial measure is useful in evaluating our business because we believe, as compared to subscription revenue, it is a better indicator of the subscription activity in a given period.  We believe that both management and investors benefit from referring to bookings in assessing our performance and when planning, forecasting and analyzing future periods.

While the factors that affect bookings and subscription revenue are generally the same, certain factors may affect subscription revenue more or less than such factors affect bookings in any period.  While we believe that bookings is useful in evaluating our business, it should be considered as supplemental in nature and it is not meant to be a substitute for subscription revenue recognized in accordance with GAAP.

The following table presents a reconciliation of subscription revenue to bookings for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Reconciliation of Subscription Revenue to Bookings
Subscription revenue	$3,150,319	$5,110,907	$6,578,210	$10,696,945
Change in deferred revenue	(36,150)	224,865	(492,527)	516,537
Bookings	$3,114,169	$5,335,772	$6,085,683	$11,213,482

Limitations of Bookings

Some limitations of bookings as a financial measure include that:

●	Bookings does not reflect that we recognize revenue from subscription fees and micro-transactions over the length of the subscription term; and
●	Other companies, including companies in our industry, may calculate bookings differently or choose not to calculate bookings at all, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider bookings along with other financial performance measures, including total revenues, subscription revenue, deferred revenue, net loss and our financial results presented in accordance with GAAP.

Results of Operations

The following table sets forth Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Programming, hosting and technology	42.5%	19.1%	40.8%	17.3%
Compensation	34.2%	20.4%	28.7%	18.0%
Professional fees	6.6%	3.5%	7.2%	3.0%
Advertising and marketing	30.2%	58.0%	31.5%	68.8%
General and administrative	35.5%	20.9%	34.2%	18.9%
Total costs and expenses	149.0%	122.0%	142.3%	126.1%
Loss from operations	(49.0)%	(22.0)%	(42.3)%	(26.1)%
Interest income, net	0.0%	0.2%	0.0%	0.2%
Mark-to-market adjustment on warrant liability	2.2%	2.2%	17.7%	(10.7)%
Other expense	0.0%	(0.3)%	0.0%	(0.2)%
Net loss before income tax	(46.7)%	(19.8)%	(24.6)%	(36.8)%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net loss	(46.7)%	(19.8)%	(24.6)%	(36.8)%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

Revenues decreased to $3,151,989 for the three months ended June 30, 2013, from $5,212,637 for the three months ended June 30, 2012.  The decrease is primarily related to lower revenues from subscription sales on the AYI brand in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.  We believe the decrease in revenues from subscription sales for the three months ended June 30, 2013 primarily resulted from our reduced advertising and marketing expense for the period as compared to the three months ended June 30, 2012.  We intentionally reduced our user acquisition campaigns from the second half of 2012 through January 2013, which primarily affected new subscriptions, while we focused on rebuilding, testing and optimizing the redesigned AYI application.  We began to increase user acquisition campaigns in January 2013 and intend to increase our user acquisition campaigns during the remainder of 2013. The following table sets forth our subscription revenue, advertising revenue and total revenues for the three months ended June 30, 2013 and the three months ended June 30, 2012, the decrease between those periods, the percentage decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	June 30,				June 30,
	2013	2012	Decrease	% Decrease	2013	2012
Subscription revenue	$3,150,319	$5,110,907	$(1,960,588)	(38.4)%	99.9%	98.0%
Advertising revenue	1,670	101,730	(100,060)	(98.4)%	0.1%	2.0%
Total revenues	$3,151,989	$5,212,637	$(2,060,648)	(39.5)%	100.0%	100.0%

Subscription – The results for the three months ended June 30, 2013 reflect a decrease in subscription revenue of $1,960,588, or 38.4%, as compared to the three months ended June 30, 2012.  The decrease in subscription revenue for the three months ended June 30, 2013, was primarily driven by a decrease in our marketing and advertising expense versus the prior year period, which primarily affects new subscriptions.  Subscription revenue as a percentage of total revenue was 99.9% for the three months ended June 30, 2013, as compared to 98.0% for the three months ended June 30, 2012.

Advertising – The results for the three months ended June 30, 2013 reflect a decrease in advertising revenue of $100,060, or 98.4%, as compared to the three months ended June 30, 2012.  We believe the decrease in advertising revenue resulted from our discontinuation of online advertising campaigns in February 2013 in order to focus on improving a user’s experience on AYI, which we believe will be more valuable in the long-term.  Advertising revenue as a percentage of total revenue was 0.1% for the three months ended June 30, 2013, as compared to 2.0% for the three months ended June 30, 2012.

Costs and Expenses

Total costs and expenses for the three months ended June 30, 2013 reflect a decrease in costs and expenses of $1,661,050, or 26.1%, as compared to the three months ended June 30, 2012.  The following table presents our costs and expenses for the three months ended June 30, 2013 and the three months ended June 30, 2012, the increase or decrease between those periods, and the percentage increase or decrease between those periods:

	Three Months Ended			%
	June 30,		Increase	Increase
	2013	2012	(Decrease)	(Decrease)
Programming, hosting and technology	$1,339,930	$995,765	$344,165	34.6%
Compensation	1,078,536	1,063,503	15,033	1.4%
Professional fees	206,703	183,909	22,794	12.4%
Advertising and marketing	952,248	3,023,656	(2,071,408)	(68.5)%
General and administrative	1,118,700	1,090,334	28,366	2.6%
Total costs and expenses	$4,696,117	$6,357,167	$(1,661,050)	(26.1)%

Programming, Hosting and Technology – The results for the three months ended June 30, 2013 reflect an increase in programming, hosting and technology expense of $344,165, or 34.6%, as compared to the three months ended June 30, 2012.  The increase in this expense for the three months ended June 30, 2013, was primarily driven by increased salary expenses due to expansion of our engineering and development staff, and increased expenses related to hosting and bandwidth, primarily to support the redesigned AYI application.   Programming, hosting and technology expense as a percentage of total revenues was 42.5% for the three months ended June 30, 2013, as compared to 19.1% for the three months ended June 30, 2012.

Compensation – The results for the three months ended June 30, 2013 reflect an increase in compensation expense, which excludes the cost of developers and programmers included in programming, hosting and technology expense above, of $15,033, or 1.4%, as compared to the three months ended June 30, 2012.  The increase in compensation expense for the three months ended June 30, 2013 was primarily driven by increased stock-based compensation expense, which was offset by a reduced headcount in management and support areas as compared to the comparable period in 2012.  We anticipate increased compensation expense in future periods as we expect to hire additional employees during the remainder of 2013.  Compensation expense as a percentage of total revenues was 34.2% for the three months ended June 30, 2013, as compared to 20.4% for the three months ended June 30, 2012.

Professional fees – The results for the three months ended June 30, 2013 reflect an increase in professional fees of $22,794, or 12.4%, as compared to the three months ended June 30, 2012.  The increase in professional fees for the three months ended June 30, 2013, was primarily driven by an increase in accounting fees as a result of the change in accounting firms and an increase in legal expenses.  Professional fees as a percentage of total revenues were 6.6% for the three months ended June 30, 2013, as compared to 3.5% for the three months ended June 30, 2012.

Advertising and Marketing – The results for the three months ended June 30, 2013 reflect a decrease in advertising and marketing expense of $2,071,408, or 68.5%, as compared to the three months ended June 30, 2012.  The decrease in advertising and marketing expense for the three months ended June 30, 2013, as compared to the prior year period, was primarily driven by reducing the number of user acquisition campaigns.  We also significantly reduced our rate of advertising and marketing expense as we continued to optimize the redesigned AYI application.  We anticipate that advertising and marketing expense will increase during the remainder of 2013 (as compared to our advertising and marketing expense for the three months ended June 30, 2013) as we promote the redesigned AYI application. Advertising and marketing expense as a percentage of total revenues was 30.2% for the three months ended June 30, 2013, as compared to 58.0% for the three months ended June 30, 2012.

General and Administrative – The results for the three months ended June 30, 2013 reflect an increase in general and administrative expense of $28,366, or 2.6%, as compared to the three months ended June 30, 2012.  The increase in general and administrative expense for the three months ended June 30, 2013, as compared to the comparable period in the prior year, was primarily driven by increases in investor relations expenses, other employee related expenses and other increased costs associated with the overall expansion of our business.  General and administrative expense as a percentage of total revenues was 35.5% for the three months ended June 30, 2013, as compared to 20.9% for the three months ended June 30, 2012.

Non-Operating Income

The following table presents the components of non-operating income for the three months ended June 30, 2013 and the three months ended June 30, 2012, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Three Months Ended			%
	June 30,		Increase	Increase
	2013	2012	(Decrease)	(Decrease)
Interest income, net	$1,440	$10,067	$(8,627)	(85.7)%
Mark-to-market adjustment on warrant liability	70,275	117,125	(46,850)	(40.0)%
Other expense	-	(16,885)	16,885	(100.0)%
Total non-operating income	$71,715	$110,307	$(38,592)	(35.0)%

Interest Income, net

Interest income, net for the three months ended June 30, 2013 was $1,440, a decrease of $8,627, or 85.7%, as compared to $10,067 for the three months ended June 30, 2012.  Interest income, net represented 0.0% and 0.2% of total revenues for the three months ended June 30, 2013 and 2012, respectively.

Mark-to-Market Adjustment

Our warrant liability is marked-to-market at each reporting period, with changes in fair value reported in earnings. The mark-to-market income adjustment of $70,275 for the three months ended June 30, 2013 and income of $117,125 for the three months ended June 30, 2012 represented the changes in fair value of the warrant liability during those periods. Mark-to-market adjustment on warrant liability represented 2.2% of total revenues for the three months ended June 30, 2013 and 2012.

Other Expense

We had other expense from fixed asset disposals totaling $16,885 for the three months ended June 30, 2012, as compared to no other expense for the three months ended June 30, 2013.  Other expense represented 0.0% and 0.3% of total revenues for the three months ended June 30, 2013 and 2012, respectively.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

Revenues decreased to $6,621,549 for the six months ended June 30, 2013, from $10,958,088 for the six months ended June 30, 2012.  The decrease is primarily related to lower revenues from subscription sales on the AYI brand in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.  We believe the decrease in revenues from subscription sales for the six months ended June 30, 2013 primarily resulted from our reduced advertising and marketing expense for the period as compared to the six months ended June 30, 2012.  We intentionally reduced our user acquisition campaigns from the second half of 2012 through January 2013, which primarily affected new subscriptions, while we focused on rebuilding, testing and optimizing the redesigned AYI application.  We began to increase user acquisition campaigns in January 2013 and intend to increase our user acquisition campaigns during the remainder of 2013. The following table sets forth our subscription revenue, advertising revenue and total revenues for the six months ended June 30, 2013 and 2012, the decrease between those periods, the percentage decrease between those periods, and the percentage of total revenue that each represented for those periods:

	Six Months Ended June 30,				% Revenue Six Months Ended June 30,
	2013	2012	Decrease	% Decrease	2013	2012
Subscription revenue	$6,578,210	$10,696,945	$(4,118,735)	(38.5)%	99.3%	97.6%
Advertising revenue	43,339	261,143	(217,804)	(83.4)%	0.7%	2.4%
Total revenues	$6,621,549	$10,958,088	$(4,336,539)	(39.6)%	100.0%	100.0%

Subscription – The results for the six months ended June 30, 2013 reflect a decrease in subscription revenue of $4,118,735, or 38.5%, as compared to the six months ended June 30, 2012.  The decrease in subscription revenue for the six months ended June 30, 2013, was primarily driven by a decrease in our marketing and advertising expense versus the prior year period, which primarily affects new subscriptions.  Subscription revenue as a percentage of total revenue was 99.3% for the six months ended June 30, 2013, as compared to 97.6% for the six months ended June 30, 2012.

Advertising – The results for the six months ended June 30, 2013 reflect a decrease in advertising revenue of $217,804, or 83.4%, as compared to the six months ended June 30, 2012.  We believe the decrease in advertising revenue resulted from our discontinuation of online advertising campaigns in February 2013 in order to focus on improving a user’s experience on AYI, which we believe will be more valuable in the long-term.  Advertising revenue as a percentage of total revenue was 0.7% for the six months ended June 30, 2013, as compared to 2.4% for the six months ended June 30, 2012.

Costs and Expenses

Total costs and expenses for the six months ended June 30, 2013 reflect a decrease in costs and expenses of $4,395,025, or 31.8%, as compared to the six months ended June 30, 2012.  The following table presents our costs and expenses for the six months ended June 30, 2013 and the six months ended June 30, 2012, the increase or decrease between those periods, and the percentage increase or decrease between those periods:

	Six Months Ended			%
	June 30,		Increase	Increase
	2013	2012	(Decrease)	(Decrease)
Programming, hosting and technology	$2,701,321	$1,897,885	$803,436	42.3%
Compensation	1,899,606	1,969,852	(70,246)	(3.6)%
Professional fees	473,807	332,226	141,581	42.6%
Advertising and marketing	2,083,929	7,543,897	(5,459,968)	(72.4)%
General and administrative	2,264,725	2,074,553	190,172	9.2%
Total costs and expenses	$9,423,388	$13,818,413	$(4,395,025)	(31.8)%

Programming, Hosting and Technology – The results for the six months ended June 30, 2013 reflect an increase in programming, hosting and technology expense of $803,436, or 42.3%, as compared to the six months ended June 30, 2012. The increase in this expense for the six months ended June 30, 2013, was primarily driven by increased salary expenses due to expansion of our engineering and development staff, increased consulting expense and increased expenses related to hosting and bandwidth, primarily to support the redesigned AYI application. Programming, hosting and technology expense as a percentage of total revenues was 40.8% for the six months ended June 30, 2013, as compared to 17.3% for the six months ended June 30, 2012.

Compensation – The results for the six months ended June 30, 2013 reflect a decrease in compensation expense, which excludes the cost of developers and programmers included in programming, hosting and technology expense above, of $70,246, or 3.6%, as compared to the six months ended June 30, 2012. The decrease in compensation expense for the six months ended June 30, 2013 was primarily driven by reduced headcount in management and support areas, which was offset by an increase in stock-based compensation, as compared to the comparable period 2012. We anticipate increased compensation expense in future periods as we expect to hire additional employees during the remainder of 2013. Compensation expense as a percentage of total revenues was 28.7% for the six months ended June 30, 2013, as compared to 18.0% for the six months ended June 30, 2012.

Professional fees – The results for the six months ended June 30, 2013 reflect an increase in professional fees of $141,581, or 42.6%, as compared to the six months ended June 30, 2012. The increase in professional fees for the six months ended June 30, 2013, was primarily driven by an increase in accounting fees as a result of the change in accounting firms and an increase in legal expenses. Professional fees as a percentage of total revenues were 7.2% for the six months ended June 30, 2013, as compared to 3.0% for the six months ended June 30, 2012.

Advertising and Marketing – The results for the six months ended June 30, 2013 reflect a decrease in advertising and marketing expense of $5,459,968, or 72.4%, as compared to the six months ended June 30, 2012. The decrease in advertising and marketing expense for the six months ended June 30, 2013 as compared to the prior year period, was primarily driven by reducing the number of user acquisition campaigns. We also significantly reduced our rate of advertising and marketing expense as we continued to optimize the redesigned AYI application. We anticipate that advertising and marketing expense will increase during the remainder of 2013 (as compared to our advertising and marketing expense for the six months ended June 30, 2013) as we promote the redesigned AYI application. Advertising and marketing expense as a percentage of total revenues was 31.5% for the six months ended June 30, 2013, as compared to 68.8% for the six months ended June 30, 2012.

General and Administrative – The results for the six months ended June 30, 2013 reflect an increase in general and administrative expense of $190,172, or 9.2%, as compared to the six months ended June 30, 2012. The increase in general and administrative expense for the six months ended June 30, 2013 as compared to the comparable period in the prior year, was primarily driven by increases in investor relations expense and public relations expenses, other employee related expenses and other increased costs associated with the overall expansion of our business. General and administrative expense as a percentage of total revenues was 34.2% for the six months ended June 30, 2013, as compared to 18.9% for the six months ended June 30, 2012.

Non-Operating Income

The following table presents the components of non-operating income for the six months ended June 30, 2013 and the six months ended June 30, 2012, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Six Months Ended			%
	June 30,		Increase	Increase
	2013	2012	(Decrease)	(Decrease)
Interest income, net	$3,106	$18,600	$(15,494)	(83.3)%
Mark-to-market adjustment on warrant liability	1,171,250	(1,171,250)	2,342,500	(200.0)%
Other expense	-	(16,885)	16,885	(100.0)%
Total non-operating income (expense)	$1,174,356	$(1,169,535)	$2,343,891	(200.4)%

Interest Income, net

Interest income, net for the six months ended June 30, 2013 was $3,106, a decrease of $15,494, or 83.3%, as compared to $18,600 for the six months ended June 30, 2012.  Interest income, net represented 0.0% and 0.2% of total revenues for the six months ended June 30, 2013 and 2012, respectively.

Mark-to-Market Adjustment

Our warrant liability is marked-to-market at each reporting period, with changes in fair value reported in earnings. The mark-to-market income adjustment of $1,171,250 for the six months ended June 30, 2013 and expense adjustment of $1,171,250 for the six months ended June 30, 2012 represented the changes in fair value of the warrant liability during those periods. Mark-to-market adjustment on warrant liability represented 17.7% and (10.7%) for the six months ended June 30, 2013 and 2012, respectively.

Other Income (Expense)

We had losses from fixed asset disposals totaling $16,885 for the six months ended June 30, 2012, as compared to no other expense for the six months ended June 30, 2013.  Other expense represented 0.0% and 0.2% of total revenues for the six months ended June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2013	2012
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(2,651,931)	$(1,697,958)
Net cash provided by (used in) investing activities	(87,932)	4,894,431
Net cash provided by financing activities	-	-
Net (decrease) increase in cash and cash equivalents	$(2,739,863)	$3,196,473

We have historically financed our operations through cash generated from our equity offering in January 2011, subscription fees received from our application, fees for premium features on our application and revenues derived from advertisements purchased on our application.

As of June 30, 2013, we had $2,617,733 in cash and cash equivalents, as compared to cash and cash equivalents of $5,357,596 as of December 31, 2012. Historically, our working capital has been generated through operations and equity offerings. If we continue to grow and expand our operations, our need for working capital will increase. We do not anticipate being profitable during the remainder of 2013 because we expect to increase our marketing and advertising expense during the remainder of 2013 (as compared to our advertising and marketing expense for the six months ended June 30, 2013) to acquire new users and create brand awareness. We intend to finance our business and growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. To the extent that these are not successful, we expect that our cash and cash equivalents will further decrease during 2013.

A significant portion of our expenses are related to user acquisition costs. Our marketing and advertising expenses are primarily spent on channels where we can estimate the return on investment without long-term commitments. Accordingly, we can adjust our marketing and advertising expenditures quickly based on the expected return on investment, which provides flexibility and enables us to manage our marketing and advertising expense.

Operating Activities
Net cash used in operating activities was $2,651,931 for the six months ended June 30, 2013, as compared to net cash used in operating activities of $1,697,958 for the six months ended June 30, 2012. This increase in net cash used in operating activities of $953,973 was primarily a result of the decrease in deferred revenue, as well as the increase in the restricted cash. These uses of cash were offset in part by decrease in credit card holdback receivable and prepaid expenses, and increases in accounts receivable and accounts payable and accrued expenses.

Significant items impacting cash flow in the six months ended June 30, 2013 included significant cash outlays relating to advertising and marketing expense, the mark-to-market adjustment on warranty liability, and increases in programming, hosting and technology expense, professional fees and related benefits associated with the growth of our business.  These uses of cash were offset in part by collections in subscription revenues received during the period.

Significant items impacting cash flow in the six months ended June 30, 2012 included increased cash outlays relating to advertising and marketing spend, and an increase in salaries and related benefits associated with the growth of our business. These uses of cash were offset in part by increased collections on subscription revenues, credit card collections, and payments received from the growth of advertising revenue during the quarter.

Investing Activities

Cash provided by (used in) investing activities for the six months ended June 30, 2013 and 2012 was ($87,932) and $4,894,431, respectively. Cash used in investing activities included purchases of property and equipment totaling $35,550 and $88,241 during the six months ended June 30, 2013 and 2012, respectively. These purchases consisted primarily of computers and servers during the periods. We continue to invest in technology hardware and software to support our growth. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development. We also acquired 50,000 shares of DCL’s common stock for an aggregate purchase price of $50,000 under our subscription agreement with DCL and Darrell Lerner. Redemption of investments during the six months ended June 30, 2012 totaled $4,975,000 and consisted of redemptions of our certificates of deposit and U.S. Treasury notes purchased in the prior year. We also received cash during the six months ended June 30, 2012 from the partial repayment of a note receivable issued to an employee.

Financing Activities

There was no cash provided by financing activities for the six months ended June 30, 2013 and 2012.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

During the six months ended June 30, 2013, there were no material changes to the Company’s contractual obligations and commitments from those disclosed in “Note 13. Commitments” in the Notes to the Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 14, 2013, which is hereby incorporated by reference herein.

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

During the six months ended June 30, 2013, there were no material changes to our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 14, 2013, which are hereby incorporated by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of June 30, 2013, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of June 30, 2013, the Company determined that the following item constituted a material weakness:

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

10.1†
Executive Employment Agreement, dated April 9, 2013, by and between Snap Interactive, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.4 to the Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed on April 11, 2013, by the Company with the SEC).

10.2†
Amended and Restated Executive Employment Agreement, dated April 9, 2013, by and between Snap Interactive, Inc. and Jon D. Pedersen, Sr. (incorporated by reference to Exhibit 10.5 to the Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed on April 11, 2013, by the Company with the SEC).

31.1 *	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

SNAP INTERACTIVE, INC.

Date: August 14, 2013	By:	/s/ Clifford Lerner
Clifford Lerner President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Jon D. Pedersen, Sr.
Jon D. Pedersen, Sr. Chief Financial Officer (Principal Financial and Accounting Officer)