Form 10-Q
period 2013-09-30
Snap Interactive, Inc
filed 2013-11-14
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2013
Common Stock, par value $0.001 per share	38,932,826

SNAP INTERACTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

Unless the context otherwise indicates, references to “Snap,” “we,” “our,” “us” and the “Company” refer to Snap Interactive, Inc. and its subsidiaries on a consolidated basis.

AYI, the AYI logo, Snap, the Snap logo and other trademarks or service marks appearing in this report are the property of Snap Interactive, Inc.  Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective owners.

References in this report to “DAUs” and “MAUs” mean daily active users and monthly active users, respectively, of our application.  Unless otherwise indicated, metrics for users are based on information that is reported by Facebook® and internally-derived metrics for users across all platforms through which our application is accessed.  References in this report to active subscribers mean subscribers who have prepaid for current access to premium features of the AYI application and the term of whose subscription period has not yet expired. The metrics for subscribers are based on internally-derived metrics across all platforms through which our application is accessed.

i

FORWARD-LOOKING STATEMENTS

Certain statements contained in this prospectus constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties.  Words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “began,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements.  All forward-looking statements speak only as of the date on which they are made.  Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to generate and sustain increased revenue levels and achieve profitability in the future;
●
our heavy reliance on the Facebook platform to run our application and Facebook’s ability to discontinue, limit or restrict access to its platform by us or our application, change its terms and conditions or other policies or features, including restricting methods of collecting payments and establish more favorable relationships with one or more of our competitors or develop an application or feature that competes with our application;

●	our ability to maintain good relationships with Apple and Google;
●	our reliance on our President, Chief Executive Officer and sole director;
●	the intense competition in the online dating industry;
●	our reliance on a small percentage of our total users for substantially all of our revenue;
●	our ability to develop, establish and maintain a strong brand;
●	our ability to develop and market new technologies to respond to rapid technological changes;
●	our ability to effectively manage our growth, including attracting and retaining qualified employees;
●	our ability to generate subscribers through advertising and marketing agreements with third party advertising and marketing providers;
●	our reliance on email campaigns to convert users to subscribers and to retain subscribers;
●	the effect of any interruption or failure of our data center;
●	the effect of an interruption or failure of our programming code, servers or technological infrastructure;
●	the effect of security breaches, computer viruses and computer hacking attacks;
●	our ability to comply with laws and regulations regarding privacy and protection of user data;
●	our reliance upon credit card processors and related merchant account approvals;
●	governmental regulation or taxation of the online dating, social dating or Internet industries;
●	the impact of any claim that we have infringed on intellectual property rights of others;
●	our ability to protect our intellectual property rights;
●	the risk that we might be deemed a “dating service” or an “Internet dating service” under various state regulations;
●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;
●	our ability to obtain additional capital or financing to execute our business plan; and
●	our ability to maintain effective internal control over financial reporting.

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.  We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this report, except to the extent required by applicable securities laws.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,480,183	$5,357,596
Restricted cash	375,211	105,000
Credit card holdback receivable	250,879	287,293
Accounts receivable, net of allowances and reserves of $39,724 and $36,129, respectively	347,301	320,019
Prepaid expense and other current assets	115,062	204,824
Total current assets	2,568,636	6,274,732
Fixed assets and intangible assets, net	567,082	548,549
Notes receivable	169,327	165,716
Investments	75,000	-
Total assets	$3,380,045	$6,988,997

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$836,247	$799,183
Accrued expenses and other current liabilities	581,223	240,049
Deferred revenue	1,942,766	2,524,229
Total current liabilities	3,360,236	3,563,461
Long-term deferred rent	21,150	48,340
Warrant liability	609,050	1,616,325
Total liabilities	3,990,436	5,228,126
Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 49,737,826 and 44,007,826 shares issued, respectively, and 38,932,826 and 38,832,826 shares outstanding, respectively	38,933	38,833
Additional paid-in capital	10,412,291	9,437,422
Accumulated deficit	(11,061,615)	(7,715,384)
Total stockholders' equity	(610,391)	1,760,871
Total liabilities and stockholders' equity	$3,380,045	$6,988,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Subscription revenue	$2,988,151	$4,304,763	$9,566,361	$15,001,709
Advertising revenue	1,827	26,938	45,167	288,082
Total revenues	2,989,978	4,331,701	9,611,528	15,289,791
Costs and expenses:
Programming, hosting and technology	1,225,129	1,236,732	3,993,704	3,144,942
Compensation	1,223,555	756,549	3,123,161	2,726,401
Professional fees	200,619	156,354	674,426	488,580
Advertising and marketing	1,125,181	1,511,292	3,209,110	9,058,190
General and administrative	774,632	936,257	2,972,104	2,997,486
Total costs and expenses	4,549,116	4,597,184	13,972,505	18,415,599
Loss from operations	(1,559,138)	(265,483)	(4,360,977)	(3,125,808)
Interest income, net	1,405	5,589	4,510	24,190
Mark-to-market adjustment on warrant liability	(163,975)	562,200	1,007,275	(609,050)
Other expense	2,961	-	2,961	(16,885)
Net income (loss) before income tax	(1,718,747)	302,306	(3,346,231)	(3,727,553)
Provision for income taxes	-	-	-	-
Net income (loss)	$(1,718,747)	$302,306	$(3,346,231)	$(3,727,553)

Net income (loss) per common share:
Basic	$(0.04)	$0.01	$(0.09)	$(0.10)
Diluted	$(0.04)	$0.01	$(0.09)	$(0.10)

Weighted average number of common shares used in calculating net income (loss) per common share:
Basic	38,932,826	38,593,304	38,924,767	38,584,641
Diluted	38,932,826	39,685,134	38,924,767	38,584,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited)

	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2012	38,832,826	$38,833	$9,437,422	$(7,715,384)	$1,760,871

Stock issued in exchange for domain name	100,000	100	99,900	-	100,000

Stock-based compensation expense for stock options	-	-	265,704	-	265,704

Stock-based compensation expense for restricted stock awards	-	-	609,265	-	609,265

Net loss	-	-	-	(3,346,231)	(3,346,231)

Balance at September 30, 2013	38,932,826	$38,933	$10,412,291	$(11,061,615)	$(610,391)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,346,231)	$(3,727,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130,020	112,509
Amortization of investment premium	-	6,205
Stock-based compensation expense	874,969	836,108
Mark-to-market adjustment on warrant liability	(1,007,275)	609,050
Loss on disposal of fixed assets	-	16,885
Changes in operating assets and liabilities:
Restricted cash	(270,211)	(105,000)
Credit card holdback receivable	36,414	26,269
Accounts receivable, net	(27,282)	69,344
Prepaid expense and other current assets	89,762	(87,837)
Security deposit	-	19,520
Accounts payable and accrued expenses and other current liabilities	372,929	(191,600)
Deferred rent	(21,881)	(16,702)
Deferred revenue	(581,463)	179,384
Net cash used in operating activities	(3,750,249)	(2,253,418)

Cash flows from investing activities:
Purchase of fixed assets	(48,553)	(124,479)
Purchase of non-marketable equity securities	(75,000)	-
Redemption of short-term investments	-	6,475,000
Repayment (issuance) of notes receivable and accrued interest	(3,611)	8,340
Net cash (used in) provided by investing activities	(127,164)	6,358,861

Cash flows from financing activities:
Proceeds from exercise of stock options	-	25,000
Net cash provided by financing activities	-	25,000

Net (decrease) increase in cash and cash equivalents	(3,877,413)	4,130,443

Cash and cash equivalents at beginning of year	5,357,596	2,397,828

Cash and cash equivalents at end of period	$1,480,183	$6,528,271

Supplemental disclosure of noncash activity:

AYI.com domain purchase in exchange for 100,000 shares of common stock	$100,000	-

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

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented.  The Company’s historical results are not necessarily indicative of future operating results and the results for the nine months ended September 30, 2013 are not necessarily indicative of results for the year ending December 31, 2013, or for any other period.

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2013, there were no material changes to the Company’s significant accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 14, 2013, except for the following:

The Company follows Accounting Standards Codification (“ASC”) 325-20, Cost Method Investments (“ASC 325-20”), to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The revised guidance is effective for interim and annual periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of ASU 2013-11 to have a material impact on its consolidated financial statements.

3. Restricted Cash

During 2012, the Company established a line of credit with JP Morgan Chase Bank, N. A. (“JP Morgan”) related to the Company’s corporate credit cards and placed a cash collateral guarantee of 105% of the monthly credit line of $100,000 in a certificate of deposit for twelve months as collateral.  Accordingly, the Company has recorded $105,211 as restricted cash on the balance sheet as of September 30, 2013.  During September 2013, the Company closed its corporate credit card account with JP Morgan.  JP Morgan will release the $105,211 held in the certificate of deposit after a 60-day waiting period (See Note 16).

On January 11, 2013, the Company obtained a letter of credit from JP Morgan in the amount of $200,000 in favor of Hewlett Packard Financial Services Company (“HP”).  This letter of credit expires on January 31, 2014 and was increased to $270,000 as of September 30, 2013.

4. Accounts Receivable, Net

Accounts receivable, net consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Accounts receivable	$387,025	$356,148
Less: Reserve for future chargebacks	(39,724)	(36,129)
Total accounts receivable, net	$347,301	$320,019

Credit card payments for subscriptions and micro-transactions typically settle several days after the date of purchase. As of September 30, 2013, the amount of unsettled transactions due from credit card payment processors amounted to $141,614, as compared to $112,885 at December 31, 2012. At September 30, 2013, the amount of accounts receivable due from Apple Inc. amounted to $234,048 as compared to $201,859 at December 31, 2012. These amounts are included in our accounts receivable.

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

●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes those liabilities as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (Unaudited)				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liability	$—	$—	$609,050	$609,050	$—	$—	$1,616,325	$1,616,325
Total warrant liability	$—	$—	$609,050	$609,050	$—	$—	$1,616,325	$1,616,325

Interest earned on debt securities is recorded to “Interest income, net” on the Condensed Consolidated Statements of Operations.

The Company issued common stock warrants in January 2011 in conjunction with an equity financing.  In accordance with ASC 480, Distinguishing Liabilities from Equity  (“ASC 480”), the fair value of these warrants is classified as a liability on the Company’s Condensed Consolidated Balance Sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders.  Corresponding changes in the fair value of the warrants are recognized in earnings on the Company’s Condensed Consolidated Statements of Operations in each subsequent period.

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

The following table summarizes the values of certain assumptions used in our custom model to estimate the fair value of the warrant liability as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Stock price	$0.90	$1.25
Strike price	$2.50	$2.50
Remaining contractual term (years)	2.3	3.1
Volatility	113.7%	171.9%
Adjusted volatility	99.7%	121.1%
Risk-free rate	0.4%	0.4%
Dividend yield	0.0%	0.0%

For the purposes of determining fair value, the Company used “adjusted volatility” in favor of “historical volatility” in its Monte-Carlo style simulation.  Historical volatility of the Company was calculated using weekly stock prices over a look back period corresponding to the remaining contractual term of the warrants as of each valuation date.  Management considered the lack of marketability of these instruments by incorporating a 10% incremental discount rate through a reduction of the volatility estimate (“volatility haircut”) to calculate the adjusted historical volatility as of each valuation date.

ASU No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), indicates that “in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability.”  In accordance with ASU 2011-04, management estimated fair value from the perspective of market participants.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Cost-Method Investment

On January 31, 2013, the Company entered into a subscription agreement with Darrell Lerner and DCL Ventures, Inc. (“DCL”) in connection with Mr. Lerner’s separation from the Company. Pursuant to this agreement, the Company has made multiple investments in DCL by purchasing (i) 50,000 shares of DCL’s common stock for an aggregate purchase price of $50,000 in April 2013, (ii) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in July 2013 and (iii) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in October 2013. These nonmarketable securities have been recorded in Investments on the Company’s Condensed Consolidated Balance Sheet measured on a cost basis (See Note 16).

As of September 30, 2013, the aggregate carrying amount of the Company’s cost-method investment in DCL, which was a noncontrolled entity, was $75,000. The Company assesses all cost-method investments for impairment quarterly. No impairment loss was recorded during the three and nine months ended September 30, 2013. The Company does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments (See Note 16).

7. Fixed Assets and Intangible Assets, Net

Fixed assets and intangible assets, net consisted of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Computer equipment	$252,878	$211,896
Furniture and fixtures	142,856	142,856
Leasehold improvements	382,376	377,727
Software	10,968	8,047
Website domain name	124,938	24,938
Website costs	40,500	40,500
Total fixed assets	954,516	805,964
Less: Accumulated depreciation and amortization	(387,434)	(257,415)
Total fixed assets and intangible assets, net	$567,082	$548,549

The Company only holds fixed assets in the United States. Depreciation and amortization expense for the nine months ended September 30, 2013 was $130,020, as compared to $112,509 for the nine months ended September 30, 2012.

On January 23, 2013, the Company issued 100,000 shares of common stock with a fair value of $100,000 to an unrelated third party in exchange for the AYI.com domain name (See Note 13).

8. Notes Receivable

At September 30, 2013, the Company had notes receivable in the aggregate amount of $169,327 due from one current and two former employees.  The employees issued the notes to the Company since the Company paid taxes for stock-based compensation on these employees’ behalf during 2011 and 2012.  The outstanding amounts under the notes are secured by pledged stock certificates and are due at various times during 2021-2023.  Interest accrues on these notes at rates from 2.31% and 3.57% per annum.

9. Income Taxes

We had no income tax benefit or provision for the three and nine months ended September 30, 2013.  Since the Company incurred a net loss for the three and nine months ended September 30, 2013, there was no income tax expense for the period.  Increases in deferred tax balances have been offset by a valuation allowance and have no impact on our deferred income tax provision.

In calculating the provision for income taxes on an interim basis, the Company estimates the annual effective income tax rate based upon the facts and circumstances known for the period and applies that rate to the earnings or losses for the most recent interim period.  The Company’s effective income tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement income and tax return income applicable to the Company in the various jurisdictions in which the Company operates.  The effect of a discrete item, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs.  The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or changes in tax laws or regulations.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Compensation and benefits	$402,583	$39,344
Deferred rent	35,664	30,354
Professional fees	130,125	163,500
Other accrued expenses	12,851	6,851
Total accrued expenses and other current liabilities	$581,223	$240,049

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Stock-Based Compensation

The Snap Interactive, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “Plan”) permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares of common stock, restricted stock units, shares of performance stock, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be delivered pursuant to awards under the Plan is 7,500,000 shares, 100% of which may be pursuant to incentive stock options. As of September 30, 2013, there were 3,246,935 shares available for future issuance under the Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the nine months ended September 30, 2013:

Nine Months Ended September 30, 2013
Expected volatility	258.74%
Expected life of option	6.20 Years
Risk free interest rate	1.13%
Expected dividend yield	0%

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

The following table summarizes stock option activity for the nine months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price
Stock Options:
Outstanding at December 31, 2012	4,525,205	$0.97
Granted	1,330,360	0.57
Exercised	-	-
Expired or canceled, during the period	(750,000)	1.08
Forfeited, during the period	(612,500)	1.20
Outstanding at September 30, 2013	4,493,065	0.76
Exercisable at September 30, 2013	2,054,728	$0.80

At September 30, 2013, the aggregate intrinsic value of stock options that were outstanding and exercisable was $1,100,260 and $509,047, respectively.  At September 30, 2012, the aggregate intrinsic value of stock options that were outstanding and exercisable was $1,487,773 and $823,785, respectively.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

Stock-based compensation expense was $265,704 and $600,613 during the nine months ended September 30, 2013 and 2012, respectively.  Stock-based compensation expense was $159,208 and $145,694 during the three months ended September 30, 2013 and 2012, respectively.  We estimate potential forfeitures of stock awards and adjust recorded stock-based compensation expense accordingly.  The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense that is recognized in future periods.

Non-employee stock option activity is included in the table below, but is also included in the table for stock option activity above.  The following table summarizes non-employee stock option activity for the nine months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price
Non-Employee Stock Options:
Outstanding at December 31, 2012	900,000	$1.08
Granted	50,000	0.54
Exercised	-
Expired or canceled, during the period	(750,000)	1.08
Forfeited, during the period	-
Outstanding at September 30, 2013	200,000	0.93
Exercisable at September 30, 2013	200,000	$0.93

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2013, the aggregate intrinsic value of non-employee stock options that were outstanding and exercisable was $24,500.  At September 30, 2012, the aggregate intrinsic value of non-employee stock options that were outstanding and exercisable was $89,810.

Stock-based compensation expense relating to non-employee stock options was $129,411 and $67,568 during the nine months ended September 30, 2013 and 2012, respectively.

The following table summarizes unvested stock option activity for the nine months ended September 30, 2013:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested Stock Options:
Unvested stock options outstanding at December 31, 2012	2,353,591	$0.99
Granted	1,330,360	0.57
Vested	(353,114)	0.97
Expired or canceled, during the period	(300,000)	1.21
Forfeited, during the period	(592,500)	0.90
Unvested stock options outstanding at September 30, 2013	2,438,337	$0.69

There was $1,061,360 and $1,782,664 of total unrecognized compensation expense related to unvested stock options at September 30, 2013 and 2012, respectively, which is expected to be recognized over a weighted average remaining vesting period of 3.02 and 2.48 years, respectively.

Restricted Stock Awards (“RSAs”)

The following table summarizes restricted stock award activity for the nine months ended September 30, 2013:

	Number of RSAs	Weighted Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at December 31, 2012	5,175,000	$0.68
Granted	5,630,000	0.53
Vested	-
Forfeited, during the period	-
Outstanding at September 30, 2013	10,805,000	$0.60

These restricted stock awards have voting rights, but are not transferable and are not considered outstanding as of September 30, 2013 since the awards had not vested.  Accordingly, 10,805,000 shares were recorded as issued but not outstanding on the Company’s Condensed Consolidated Balance Sheet at September 30, 2013.

At September 30, 2013, there was $5,534,038 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 5.87 years.  At September 30, 2012, there was $2,884,673 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 9.19 years.

Stock-based compensation expense relating to restricted stock awards was $609,265 and $235,495 for the nine months ended September 30, 2013 and 2012, respectively.  Stock-based compensation expense relating to restricted stock awards was $270,692 and $80,621 for the three months ended September 30, 2013 and 2012, respectively.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Common Stock Purchase Warrants

In January 2011, the Company completed an equity financing that raised gross proceeds of $8,500,000 from the issuance of 4,250,000 shares of common stock at a price of $2.00 per share and warrants to purchase an aggregate of 2,125,000 shares of common stock.  The warrants are exercisable any time on or before January 19, 2016 and have an exercise price of $2.50 per share.  The Company received $7,915,700 in net proceeds from the equity financing after deducting offering expenses of $584,300.  The exercise price of the warrants and number of shares of common stock to be received upon the exercise of the warrants are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions.

The Company also issued warrants to purchase 255,000 shares of its common stock to the Company’s placement agent and advisors in January 2011 in connection with the equity financing as consideration for their services.  These warrants have the same terms, including exercise price, registration rights and expiration, as the warrants issued to the investors in the equity financing.

Warrant Liability

In connection with the issuance of these warrants, the Company recorded a warrant liability on its Condensed Consolidated Balance Sheet based on the estimated fair value of the warrants at the issuance date.  The warrants are valued at the end of each reporting period with changes recorded as mark-to-market adjustment on warrant liability on the Company’s Condensed Consolidated Statement of Operations.  The fair value of these warrants was $609,050 and $1,616,325 at September 30, 2013 and December 31, 2012, respectively, based on a model developed with the assistance of an independent third-party valuation expert.

The mark-to-market income (expense) on these warrants was ($163,975) and $562,200 for the three months ended September 30, 2013 and September 30, 2012, respectively, and $1,007,275 and ($609,050) for the nine months ended September 30, 2013 and September 30, 2012, respectively, and was not presented within loss from operations.

Common Stock Issued for Warrants Exercised

In April 2011, we issued 37,500 shares of our common stock and received net proceeds of $88,125 after an investor exercised warrants at an exercise price of $2.50 per share.

The following table summarizes warrant activity for the nine months ended September 30, 2013:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants:
Outstanding at December 31, 2012	2,342,500	$2.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2013	2,342,500	2.50
Warrants exercisable at September 30, 2013	2,342,500	$2.50

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Common Stock Issued for Domain Name

On January 23, 2013, the Company issued 100,000 shares of its common stock with a fair value of $100,000 to an unrelated third party in exchange for the AYI.com domain name.  For the nine months ended September 30, 2013, $100,000 was recorded to fixed assets and intangible assets for the new domain name, and $100 and $99,900 were recorded to common stock and additional paid-in capital, respectively, on the Company’s Condensed Consolidated Balance Sheets.

14. Net Income (Loss) Per Common Share

Basic income (loss) per common share is determined using the two-class method and is computed by dividing net income (loss) attributable to Snap Interactive Inc. common stockholders by the weighted-average number of common shares outstanding during the period.  The two-class method is an earnings allocation formula that determines income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  Diluted income (loss) per common share reflects the more dilutive earnings per share amount calculated using the treasury stock method or the two-class method.

The following table provides a reconciliation of basic and diluted net income (loss) per common share attributable to Snap Interactive, Inc. common stockholders for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss) attributable to Snap Interactive, Inc. stockholders	$(1,718,747)	$302,306	$(3,346,231)	$(3,727,553)
Net income (loss) allocated to participating securities	-	35,591	-	-
Net income (loss) attributable to Snap Interactive, Inc. common stockholders – basic	$(1,718,747)	$266,715	$(3,346,231)	$(3,727,553)
Average number of common shares outstanding – basic	38,932,826	38,593,304	38,924,767	38,584,641
Dilutive effect of equity awards	-	1,091,830	-	-
Average number of common shares outstanding – diluted	38,932,826	39,685,134	38,924,767	38,584,641

Net income (loss) per common share attributable to Snap Interactive, Inc. common stockholders:
Basic	$(0.04)	$0.01	$(0.09)	$(0.10)
Diluted	$(0.04)	$0.01	$(0.09)	$(0.10)

The following outstanding options, unvested restricted stock awards and warrants were excluded from the computation of diluted net income per share for the periods presented as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Options to purchase common stock	4,493,065	1,889,839	4,493,065	4,670,705
Unvested restricted stock awards	10,805,000	2,545,773	10,805,000	5,150,000
Common stock warrants	2,342,500	2,342,500	2,342,500	2,342,500

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Commitments

Operating Lease Agreements

On May 23, 2011, the Company executed a non-cancelable operating lease for corporate office space which began on June 1, 2011 and expires on March 30, 2015.  Total base rent due during the term of the lease is $973,595.  Monthly rent escalates during the term, but is recorded on a straight-line basis over the term of the lease.  The Company can terminate the final five months of the lease with eight months prior notice and the payment of unamortized costs.  Rent expense under this lease for the nine months ended September 30, 2013 and 2012 was $190,486.

During 2012, the Company entered into multiple two-year lease agreements with HP for equipment and certain other assets.  Rent expense under this lease for the nine months ended September 30, 2013 totaled $141,886.  On January 11, 2013, the Company obtained a letter of credit from JP Morgan in the amount of $200,000 in favor of HP. This letter of credit expires on January 31, 2014 and was increased to $270,000 as of September 30, 2013 (See Note 3).

The Company entered into a two-year service agreement with Equinix Operating Co., Inc. (“Equinix”) whereby Equinix will provide certain products and services to the Company from January 2013 to January 2015.  Pursuant to the service agreement, the Company agreed to pay monthly recurring fees in the amount of $8,450 and certain nonrecurring fees in the amount of $9,700.  The agreement automatically renews for additional twelve month terms unless earlier terminated by either party.  Hosting expense under this lease totaled $123,934 for the nine months ended September 30, 2013.

16. Related Party Transactions

During the nine months ended September 30, 2013, there were no material changes to the Company’s transactions with related parties from those disclosed in “Note 14. Related Party Transactions” in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 14, 2013, which disclosure is hereby incorporated by reference herein, except for the following:

On January 31, 2013, the Company entered into a subscription agreement with Darrell Lerner and DCL in connection with Mr. Lerner’s separation from the Company.  Pursuant to this agreement, the Company purchased (i) 50,000 shares of DCL’s common stock for an aggregate purchase price of $50,000 in April 2013, (ii) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in July 2013 and (iii) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in October 2013.

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

On November 12, 2013, JP Morgan Chase released the $105,211 held in a certificate of deposit for the Company’s corporate credit card account (See Note 3).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2013, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2013 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K.  Aside from certain information as of December 31, 2012, all amounts herein are unaudited.  Unless the context otherwise indicates, references to “Snap,” “we,” “our,” “us” and the “Company” refer to Snap Interactive, Inc. and its subsidiaries on a consolidated basis.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  See “Forward-Looking Statements.”  Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” of our most recent Form 10-K.

Overview

We are an Internet company providing services in the expanding social dating market.  We own and operate a social dating software application under our AYI brand (formerly known as AreYouInterested.com) that can be accessed on Facebook, mobile devices such as iPhone and Android, and a stand-alone website.  Our application is fully integrated across these gateways and incorporates the Facebook Connect integration tool, which enables users to easily “connect” their Facebook profile to our website.  Since August 2007, AYI has been one of the leading dating applications on Facebook based on the publicly reported number of DAUs and MAUs.

As of November 11, 2013, we had more than 2.5 million MAUs of AYI across all of our platforms.  We primarily generate revenue from subscription fees and, as of November 11, 2013, we had approximately 77,000 active subscribers.  The number of our DAUs and MAUs, which includes non-paying users and paying subscribers, varies greatly on a daily and monthly basis, and is greater than the number of our active subscribers for any same measurement period.

While we transitioned users to the redesigned AYI during 2012, we significantly reduced spending on user acquisition campaigns, and this in part led to a significant decrease in the number of active subscribers on AYI.  In March 2012, we had approximately 145,000 active subscribers.  This number decreased to 75,000 active subscribers in August 2013, and has risen to approximately 77,000 active subscribers as of November 11, 2013.

In addition, the number of new subscription transactions for September 2013 was the highest number of subscription transactions since October 2012.  A new subscription transaction includes the purchase of a subscription for new subscribers as well as the purchase of a new subscription by a user that has previously cancelled a subscription.

We believe that the number of active subscribers and new subscription transactions are important operating metrics, and we plan to increase these metrics by increasing user acquisition campaigns, building a recognizable brand and increasing user engagement on AYI through the development of a superior feature set.

We believe that our extensive user base, which includes more than 25 million Facebook connected users and more than 2.5 billion pieces of structured interest data, allows us to create a favorable experience for users looking to meet people with mutual friends or similar interests.

Operational and Financial Highlights

During the nine months ended September 30, 2013, we executed key components of our objectives for 2013:

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

Sources of Revenue

We operate AYI so that users can utilize the application and search for matches for free.  We generate revenue primarily when users purchase a subscription to obtain unlimited messaging and certain other premium features on our application.  We also generate a small portion of our revenue through micro-transactions that allow users to access certain other premium features and advertisements on our application.

Subscription. We provide our users with the opportunity to purchase a subscription that provides for unlimited messaging and other premium features for the length of the subscription term. We believe that users choose to become paid subscribers to better communicate with potential matches and to enhance the online dating experience.  We believe that users are more likely to purchase subscriptions when they have mutual friends or similar interests with other users.

Facebook is currently the primary platform for our application. The majority of our revenue is generated from subscriptions originating through the Facebook platform, and a significant amount of our revenue is being generated through subscriptions through mobile platforms.

Users can purchase subscriptions through various payment methods including credit card, electronic check, PayPal, Fortumo, or as an In-App purchase through Apple Inc.’s iPhone App Store.  Pursuant to Apple Inc.’s terms of service, Apple Inc. retains 30% of the revenue that is generated from sales on our iPhone application through In-App purchases in the United States.

We recognize revenue from monthly premium subscription fees in the month in which the services are provided during the subscription term.

Micro-transactions. We introduced micro-transactions in August 2012 in conjunction with the launch of the redesigned AYI application to allow users to access certain premium features by paying for such features without purchasing a recurring subscription.  While micro-transactions are not currently a significant driver of revenue, we believe that such micro-transactions may increase user engagement with the application and the likelihood that users will become a paid subscriber.  Revenue from micro-transactions is recognized over a two-month period.

Advertising.  Advertising revenue is a small portion of our revenue and primarily consists of revenue from our display ads.  We generally report our advertising revenue net of amounts due to agencies, brokers and counterparties.  We recognize advertising revenue as earned on a cost per impression (CPM) basis.

Costs and Expenses

Programming, hosting and technology.  Our programming, hosting and technology expense includes salary and stock-based compensation for our engineers and developers, data center, domain name and other hosting expenses and software licensing fees and various other technology related expenses.

Compensation. Our compensation expense includes salary and stock-based compensation for management and employees (other than expense for engineers and developers recorded in programming, hosting and technology expenses above).

Professional fees. Our professional fees include fees paid to our independent accounting firm, legal expenses and various other professional fees and expenses incurred in our business.

Advertising and marketing. Our advertising and marketing expense consists of online advertising, primarily consisting of user acquisition campaigns.  We execute these campaigns through affiliate or affiliate networks that advertise or promote our application and earn a fee whenever visitors click through their advertisement to our application or website and create a profile on our application.  For our user acquisition campaigns, we pay to market and advertise our application across the Internet, including on Facebook and other third party platforms.

General and administrative.  Our general and administrative expense includes investor relations, public relations, credit card processing fees, overhead and various other employee related expenses.

Non-Operating Expenses

Mark-to-market adjustment on warrant liability.  Our outstanding warrants are considered derivative instruments that require liability classification and mark-to-market accounting.  Our warrant liability is marked-to-market at the end of each reporting period on our Condensed Consolidated Balance Sheet, with the changes in fair value reported in earnings on our Condensed Consolidated Statements of Operations. We have included the mark-to-market adjustment on warranty liability as a non-operating expense as we do not believe that it is indicative of our core operating results.

We use a custom model that, at each measurement date, calculates the fair value of the warrant liability using a Monte-Carlo style simulation that uses the following assumptions at each valuation date:  (i) closing stock price, (ii) contractual exercise price, (iii) remaining contractual term, (iv) historical volatility of the stock prices, (v) an adjusted volatility that incorporates a 10% incremental discount rate premium through a reduction of the volatility estimate to reflect the lack of marketability of the warrants and (vi) risk-free interest rates that are commensurate with the term of the warrant.

An increase or decrease in the fair value of the warrant liability will increase or decrease the amount of our earnings, respectively, separate from income or loss from operations.  The primary cause of the change in the fair value of the warrant liability is the value of our common stock. If our common stock price goes up, the value of these derivatives will generally increase and if our common stock price goes down, the value of these derivatives will generally decrease.

Key Metrics

Our management relies on certain performance indicators to manage and evaluate our business.  The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our advertising and marketing efforts and assess operational efficiencies.  We discuss revenues and net cash used in operating activities under ‟Results of Operations” and ‟Liquidity and Capital Resources” below.  Deferred revenue and bookings, additional measures of our performance, are also discussed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Condensed Consolidated Statements of Operations Data:
Total revenues	$2,989,978	$4,331,701	$9,611,528	$15,289,791

Condensed Consolidated Balance Sheets Data:
Deferred revenue at period end	$1,942,766	$3,317,790	$1,942,766	$3,317,790

Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(1,098,318)	$(555,460)	$(3,750,249)	$(2,253,418)

Deferred Revenue

Revenues from multi-month subscriptions are recognized over the length of the subscription term rather than when the subscription is purchased.  Because a significant amount of our subscription revenue comes from subscriptions with a term of three or more months, we apportion that revenue over the duration of the subscription term even though it is collected in full at the time of purchase.  The difference between the gross cash receipts collected and the revenue recognized to date from those sales is reported as deferred revenue.

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

The following table presents a reconciliation of subscription revenue to bookings for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Reconciliation of Subscription Revenue to Bookings
Subscription revenue	$2,988,151	$4,304,763	$9,566,361	$15,001,709
Change in deferred revenue	(88,936)	(337,153)	(581,463)	179,384
Bookings	$2,899,215	$3,967,610	$8,984,898	$15,181,093

Limitations of Bookings

Some limitations of bookings as a financial measure include that:

●	Bookings does not reflect that we recognize subscription revenue from subscription fees and micro-transactions over the length of the subscription term; and
●	Other companies, including companies in our industry, may calculate bookings differently or choose not to calculate bookings at all, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider bookings along with other financial performance measures, including total revenues, subscription revenue, deferred revenue, net income (loss) and our financial results presented in accordance with GAAP.

Results of Operations

The following table sets forth Condensed Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Programming, hosting and technology	41.0%	28.6%	41.6%	20.6%
Compensation	40.9%	17.5%	32.5%	17.8%
Professional fees	6.7%	3.6%	7.0%	3.2%
Advertising and marketing	37.6%	34.9%	33.4%	59.2%
General and administrative	25.9%	21.6%	30.9%	19.6%
Total costs and expenses	152.1%	106.1%	145.4%	120.4%
Loss from operations	(52.1)%	(6.1)%	(45.4)%	(20.4)%
Interest income, net	0.0%	0.1%	0.0%	0.2%
Mark-to-market adjustment on warrant liability	(5.5)%	13.0%	10.5%	(4.0)%
Other expense	0.1%	0.0%	0.0%	(0.1)%
Net income (loss) before income tax	(57.5)%	7.0%	(34.8)%	(24.4)%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net income (loss)	(57.5)%	7.0%	(34.8)%	(24.4)%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues

Revenues decreased to $2,989,978 for the three months ended September 30, 2013, from $4,331,701 for the three months ended September 30, 2012.  The decrease is primarily related to lower revenues from subscription sales on the AYI brand in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.  We believe the decrease in revenues from subscription sales for the three months ended September 30, 2013 primarily resulted from our reduced advertising and marketing expense for the period as compared to the three months ended September 30, 2012.  We intentionally reduced our user acquisition campaigns from the second half of 2012 through January 2013, which primarily affected new subscriptions, while we focused on rebuilding, testing and optimizing the redesigned AYI application.  We began to increase user acquisition campaigns in January 2013 and intend to increase our user acquisition campaigns during the remainder of 2013 and into 2014. The following table sets forth our subscription revenue, advertising revenue and total revenues for the three months ended September 30, 2013 and the three months ended September 30, 2012, the decrease between those periods, the percentage decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	September 30,				September 30,
	2013	2012	Decrease	% Decrease	2013	2012
Subscription revenue	$2,988,151	$4,304,763	$(1,316,612)	(30.6)%	99.9%	99.4%
Advertising revenue	1,827	26,938	(25,111)	(93.2)%	0.1%	0.6%
Total revenues	$2,989,978	$4,331,701	$(1,341,723)	(31.0)%	100.0%	100.0%

Subscription – The results for the three months ended September 30, 2013 reflect a decrease in subscription revenue of $1,316,612, or 30.6%, as compared to the three months ended September 30, 2012.  The decrease in subscription revenue for the three months ended September 30, 2013, was primarily driven by a decrease in our marketing and advertising expense versus the prior year period, which primarily affects new subscriptions.  Subscription revenue as a percentage of total revenue was 99.9% for the three months ended September 30, 2013, as compared to 99.4% for the three months ended September 30, 2012.

Advertising – The results for the three months ended September 30, 2013 reflect a decrease in advertising revenue of $25,111, or 93.2%, as compared to the three months ended September 30, 2012.  We believe the decrease in advertising revenue resulted from our discontinuation of online advertising campaigns in February 2013 in order to focus on improving a user’s experience on AYI, which we believe will be more valuable in the long-term.  Advertising revenue as a percentage of total revenue was 0.1% for the three months ended September 30, 2013, as compared to 0.6% for the three months ended September 30, 2012.

Costs and Expenses

Total costs and expenses for the three months ended September 30, 2013 reflect a decrease in costs and expenses of $48,068, or 1.0%, as compared to the three months ended September 30, 2012.  The following table presents our costs and expenses for the three months ended September 30, 2013 and the three months ended September 30, 2012, the increase or decrease between those periods, and the percentage increase or decrease between those periods:

	Three Months Ended			%
	September 30,		Increase	Increase
	2013	2012	(Decrease)	(Decrease)
Programming, hosting and technology	$1,225,129	$1,236,732	$(11,603)	(0.9)%
Compensation	1,223,555	756,549	467,006	61.7%
Professional fees	200,619	156,354	44,265	28.3%
Advertising and marketing	1,125,181	1,511,292	(366,111)	(25.5)%
General and administrative	774,632	936,257	(161,625)	(17.3)%
Total costs and expenses	$4,549,116	$4,597,184	$(48,068)	(1.0)%

Programming, Hosting and Technology – The results for the three months ended September 30, 2013 reflect a decrease in programming, hosting and technology expense of $11,603 or 0.9%, as compared to the three months ended September 30, 2012.  The decrease in this expense for the three months ended September 30, 2013, was primarily driven by lower stock-based compensation, consulting expense and hosting expense.  Programming, hosting and technology expense as a percentage of total revenues was 41.0% for the three months ended September 30, 2013, as compared to 28.6% for the three months ended September 30, 2012.

Compensation – The results for the three months ended September 30, 2013 reflect an increase in compensation expense, which excludes the cost of developers and programmers included in programming, hosting and technology expense above, of $467,006, or 61.7%, as compared to the three months ended September 30, 2012.  The increase in compensation expense for the three months ended September 30, 2013 was primarily driven by increased stock-based compensation expense and consulting expense, which was offset by a reduced headcount in management and support areas as compared to the comparable period in 2012. Compensation expense as a percentage of total revenues was 40.9% for the three months ended September 30, 2013, as compared to 17.5% for the three months ended September 30, 2012.

Professional fees – The results for the three months ended September 30, 2013 reflect an increase in professional fees of $44,265, or 28.3%, as compared to the three months ended September 30, 2012.  The increase in professional fees for the three months ended September 30, 2013, was primarily driven by an increase in legal fees.  Professional fees as a percentage of total revenues were 6.7% for the three months ended September 30, 2013, as compared to 3.6% for the three months ended September 30, 2012.

Advertising and Marketing – The results for the three months ended September 30, 2013 reflect a decrease in advertising and marketing expense of $366,111, or 25.5%, as compared to the three months ended September 30, 2012.  The decrease in advertising and marketing expense for the three months ended September 30, 2013, as compared to the prior year period, was primarily driven by reducing the number of user acquisition campaigns.  We also significantly reduced our rate of advertising and marketing expense as we continued to optimize the redesigned AYI application.  We anticipate that advertising and marketing expense will increase during the remainder of 2013 (as compared to our advertising and marketing expense for the three months ended September 30, 2013) as we promote the redesigned AYI application. Advertising and marketing expense as a percentage of total revenues was 37.6% for the three months ended September 30, 2013, as compared to 34.9% for the three months ended September 30, 2012.

General and Administrative – The results for the three months ended September 30, 2013 reflect a decrease in general and administrative expense of $161,625, or 17.3%, as compared to the three months ended September 30, 2012.  The decrease in general and administrative expense for the three months ended September 30, 2013, as compared to the comparable period in the prior year, was primarily driven by lower recruiting and public relations expenses.  General and administrative expense as a percentage of total revenues was 25.9% for the three months ended September 30, 2013, as compared to 21.6% for the three months ended September 30, 2012.

Non-Operating Income

The following table presents the components of non-operating income for the three months ended September 30, 2013 and the three months ended September 30, 2012, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Three Months Ended			%
	September 30,		Increase	Increase
	2013	2012	(Decrease)	(Decrease)
Interest income, net	$1,405	$5,589	$(4,184)	(74.9)%
Mark-to-market adjustment on warrant liability	(163,975)	562,200	(726,175)	(129.2)%
Other expense	2,961	-	2,961	100.0%
Total non-operating income	$(159,609)	$567,789	$(727,398)	(128.1)%

Interest Income, net

Interest income, net for the three months ended September 30, 2013 was $1,405, a decrease of $4,184, or 74.9%, as compared to $5,589 for the three months ended September 30, 2012.  Interest income, net represented 0.0% and 0.1% of total revenues for the three months ended September 30, 2013 and 2012, respectively.

Mark-to-Market Adjustment

Our warrant liability is marked-to-market at each reporting period, with changes in fair value reported in earnings. The mark-to-market income adjustment of $163,975 for the three months ended September 30, 2013 and income of $562,200 for the three months ended September 30, 2012 represented the changes in fair value of the warrant liability during those periods. Mark-to-market adjustment on warrant liability represented 5.5% and 13.0% of total revenues for the three months ended September 30, 2013 and 2012, respectively.

Other Expense

We had other expense from fixed asset disposals totaling $2,961 for the three months ended September 30, 2012, as compared to no other expense for the three months ended September 30, 2013.  Other expense represented 0.1% and 0.0% of total revenues for the three months ended September 30, 2013 and 2012, respectively.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues

Revenues decreased to $9,611,528 for the nine months ended September 30, 2013, from $15,289,791 for the nine months ended September 30, 2012.  The decrease is primarily related to lower revenues from subscription sales on the AYI brand in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.  We believe the decrease in revenues from subscription sales for the nine months ended September 30, 2013 primarily resulted from our reduced advertising and marketing expense for the period as compared to the nine months ended September 30, 2012.  We intentionally reduced our user acquisition campaigns from the second half of 2012 through January 2013, which primarily affected new subscriptions, while we focused on rebuilding, testing and optimizing the redesigned AYI application.  We began to increase user acquisition campaigns in January 2013 and intend to increase our user acquisition campaigns during the remainder of 2013 and into 2014. The following table sets forth our subscription revenue, advertising revenue and total revenues for the nine months ended September 30, 2013 and 2012, the decrease between those periods, the percentage decrease between those periods, and the percentage of total revenue that each represented for those periods:

	Nine Months Ended September 30,				% Revenue Nine Months Ended September 30,
	2013	2012	Decrease	% Decrease	2013	2012
Subscription revenue	$9,566,361	$15,001,709	$(5,435,348)	(36.2)%	99.5%	98.1%
Advertising revenue	45,167	288,082	(242,915)	(84.3)%	0.5%	1.9%
Total revenues	$9,611,528	$15,289,791	$(5,678,263)	(37.1)%	100.0%	100.0%

Subscription – The results for the nine months ended September 30, 2013 reflect a decrease in subscription revenue of $5,435,348, or 36.2%, as compared to the nine months ended September 30, 2012.  The decrease in subscription revenue for the nine months ended September 30, 2013, was primarily driven by a decrease in our marketing and advertising expense versus the prior year period, which primarily affects new subscriptions.  Subscription revenue as a percentage of total revenue was 99.5% for the nine months ended September 30, 2013, as compared to 98.1% for the nine months ended September 30, 2012.

Advertising – The results for the nine months ended September 30, 2013 reflect a decrease in advertising revenue of $242,915 or 84.3%, as compared to the nine months ended September 30, 2012.  We believe the decrease in advertising revenue resulted from our discontinuation of online advertising campaigns in February 2013 in order to focus on improving a user’s experience on AYI, which we believe will be more valuable in the long-term.  Advertising revenue as a percentage of total revenue was 0.5% for the nine months ended September 30, 2013, as compared to 1.9% for the nine months ended September 30, 2012.

Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2013 reflect a decrease in costs and expenses of $4,443,094, or 24.1%, as compared to the nine months ended September 30, 2012.  The following table presents our costs and expenses for the nine months ended September 30, 2013 and the nine months ended September 30, 2012, the increase or decrease between those periods, and the percentage increase or decrease between those periods:

	Nine Months Ended			%
	September 30,		Increase	Increase
	2013	2012	(Decrease)	(Decrease)
Programming, hosting and technology	$3,993,704	$3,144,942	$848,762	27.0%
Compensation	3,123,161	2,726,401	396,760	14.6%
Professional fees	674,426	488,580	185,846	38.0%
Advertising and marketing	3,209,110	9,058,190	(5,849,080)	(64.6)%
General and administrative	2,972,104	2,997,486	(25,382)	(0.8)%
Total costs and expenses	$13,972,505	$18,415,599	$(4,443,094)	(24.1)%

Programming, Hosting and Technology – The results for the nine months ended September 30, 2013 reflect an increase in programming, hosting and technology expense of $848,762, or 27.0%, as compared to the nine months ended September 30, 2012. The increase in this expense for the nine months ended September 30, 2013, was primarily driven by increased salary expenses due to expansion of our engineering and development staff and increased expenses related to hosting and bandwidth, primarily to support the redesigned AYI application. Programming, hosting and technology expense as a percentage of total revenues was 41.6% for the nine months ended September 30, 2013, as compared to 20.6% for the nine months ended September 30, 2012.

Compensation – The results for the nine months ended September 30, 2013 reflect an increase in compensation expense, which excludes the cost of developers and programmers included in programming, hosting and technology expense above, of $396,760, or 14.6%, as compared to the nine months ended September 30, 2012. The increase in compensation expense for the nine months ended September 30, 2013 was primarily driven by consulting fees and an increase in stock-based compensation. Compensation expense as a percentage of total revenues was 32.5% for the nine months ended September 30, 2013, as compared to 17.8% for the nine months ended September 30, 2012.

Professional fees – The results for the nine months ended September 30, 2013 reflect an increase in professional fees of $185,846 or 38.0%, as compared to the nine months ended September 30, 2012. The increase in professional fees for the nine months ended September 30, 2013, was primarily driven by an increase in accounting fees as a result of the change in accounting firms and an increase in legal expenses. Professional fees as a percentage of total revenues were 7.0% for the nine months ended September 30, 2013, as compared to 3.2% for the nine months ended September 30, 2012.

Advertising and Marketing – The results for the nine months ended September 30, 2013 reflect a decrease in advertising and marketing expense of $5,849,080, or 64.6%, as compared to the nine months ended September 30, 2012. The decrease in advertising and marketing expense for the nine months ended September 30, 2013 as compared to the prior year period, was primarily driven by reducing the number of user acquisition campaigns. We also significantly reduced our rate of advertising and marketing expense as we continued to optimize the redesigned AYI application. We anticipate that advertising and marketing expense will increase during the remainder of 2013 (as compared to our advertising and marketing expense for the three months ended September 30, 2013) as we promote the redesigned AYI application. Advertising and marketing expense as a percentage of total revenues was 33.4% for the nine months ended September 30, 2013, as compared to 59.2% for the nine months ended September 30, 2012.

General and Administrative – The results for the nine months ended September 30, 2013 reflect an decrease in general and administrative expense of $25,382, or 0.8%, as compared to the nine months ended September 30, 2012. The decrease in general and administrative expense for the nine months ended September 30, 2013 as compared to the comparable period in the prior year, was primarily driven by decreases in investor relations expense and branding expenses, other employee related expenses and other decreased costs. General and administrative expense as a percentage of total revenues was 30.9% for the nine months ended September 30, 2013, as compared to 19.6% for the nine months ended September 30, 2012.

Non-Operating Income

The following table presents the components of non-operating income for the nine months ended September 30, 2013 and the nine months ended September 30, 2012, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Nine Months Ended			%
	September 30,		Increase	Increase
	2013	2012	(Decrease)	(Decrease)
Interest income, net	$4,510	$24,190	$(19,680)	(81.4)%
Mark-to-market adjustment on warrant liability	1,007,275	(609,050)	1,616,325	265.4%
Other income (expense)	2,961	(16,885)	19,846	117.5%
Total non-operating income (expense)	$1,014,746	$(601,745)	$1,616,491	268.6%

Interest Income, net

Interest income, net for the nine months ended September 30, 2013 was $4,510, a decrease of $19,680, or 81.4%, as compared to $24,190 for the nine months ended September 30, 2012.  Interest income, net represented 0.0% and 0.2% of total revenues for the nine months ended September 30, 2013 and 2012, respectively.

Mark-to-Market Adjustment

Our warrant liability is marked-to-market at each reporting period, with changes in fair value reported in earnings. The mark-to-market income adjustment of $1,007,275 for the nine months ended September 30, 2013 and expense adjustment of $609,050 for the nine months ended September 30, 2012 represented the changes in fair value of the warrant liability during those periods. Mark-to-market adjustment on warrant liability represented 10.5% and 4.0% for the nine months ended September 30, 2013 and 2012, respectively.

Other Income (Expense)

We had losses from fixed asset disposals totaling $16,885 for the nine months ended September 30, 2012, as compared to other income of $2,961 for the nine months ended September 30, 2013.  Other expense represented 0.0% and 0.1% of total revenues for the nine months ended September 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2013	2012
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(3,750,249)	$(2,253,418)
Net cash (used in) provided by investing activities	(127,164)	6,358,861
Net cash provided by financing activities	-	25,000
Net (decrease) increase in cash and cash equivalents	$(3,877,413)	$4,130,443

We have historically financed our operations through cash generated from our equity offering in January 2011, subscription fees received from our application, fees for premium features on our application and revenues derived from advertisements purchased on our application.

As of September 30, 2013, we had $1,480,183 in cash and cash equivalents, as compared to cash and cash equivalents of $5,357,596 as of December 31, 2012. Historically, our working capital has been generated through operations and equity offerings. If we continue to grow and expand our operations, our need for working capital will increase. We do not anticipate being profitable during the remainder of 2013 because we expect to increase our marketing and advertising expense during the remainder of 2013 (as compared to our advertising and marketing expense for the three months ended September 30, 2013) to acquire new users and create brand awareness. We intend to finance our business and growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. To the extent that these are not successful, we expect that our cash and cash equivalents will further decrease during 2013.

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

Operating Activities

Net cash used in operating activities was ($3,750,249) for the nine months ended September 30, 2013, as compared to net cash used in operating activities of ($2,253,418) for the nine months ended September 30, 2012. This increase in net cash used in operating activities of $1,496,831 was primarily a result of the decrease in deferred revenue, as well as the increase in the amount of restricted cash. These uses of cash were offset in part by decrease in credit card holdback receivable and prepaid expenses, and an increase in accounts payable and accrued expenses and other current liabilities.

Significant items impacting cash flow in the nine months ended September 30, 2013 included significant cash outlays relating to advertising and marketing expense, the mark-to-market adjustment on warranty liability, and increases in programming, hosting and technology expense, professional fees and related benefits associated with the growth of our business.  These uses of cash were offset in part by collections in subscription revenues received during the period.

Significant items impacting cash flow in the nine months ended September 30, 2012 included increased cash outlays relating to advertising and marketing expense, and an increase in salaries and related benefits associated with the growth of our business. These uses of cash were offset in part by increased collections on subscription revenues, credit card collections, and payments received from the growth of advertising revenue during the quarter.

Investing Activities

Cash (used in) provided by investing activities for the nine months ended September 30, 2013 and 2012 was ($127,164) and $6,358,861, respectively. Cash used in investing activities included purchases of property and equipment totaling $48,553 and $124,479 during the nine months ended September 30, 2013 and 2012, respectively. These purchases consisted primarily of computers and servers during the periods. We continue to invest in technology hardware and software to support our growth. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development. In addition, we also acquired 75,000 shares of DCL’s common stock for an aggregate purchase price of $75,000 under our subscription agreement with DCL and Darrell Lerner during the nine months ended September 30, 2013. Redemption of investments during the nine months ended September 30, 2012 totaled $6,475,000 and consisted of redemptions of our certificates of deposit and U.S. Treasury notes purchased in the prior year. We also received cash during the nine months ended September 30, 2012 from the partial repayment of a note receivable issued to an employee.

Financing Activities

There was no cash provided by financing activities for the nine months ended September 30, 2013. We received $25,000 in cash pursuant to the exercise of a stock option during the nine months ended September 30, 2012.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

During the nine months ended September 30, 2013, there were no material changes to the Company’s contractual obligations and commitments from those disclosed in “Note 13. Commitments” in the Notes to the Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 14, 2013, which is hereby incorporated by reference herein.

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

During the nine months ended September 30, 2013, there were no material changes to our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 14, 2013, which are hereby incorporated by reference herein.

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

Based on the evaluation as of September 30, 2013, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of September 30, 2013, the Company determined that the following item constituted a material weakness:

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
101 *
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

† Management contract or compensatory plan arrangement.
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP INTERACTIVE, INC.

Date: November 14, 2013	By:	/s/ Clifford Lerner
Clifford Lerner President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Jon D. Pedersen, Sr.
Jon D. Pedersen, Sr. Chief Financial Officer (Principal Financial and Accounting Officer)