Form 10-K
period 2013-12-31
Snap Interactive, Inc
filed 2014-03-05
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2013

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

As of February 28, 2014, the registrant had 39,132,826 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A relating to the 2014 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

SNAP INTERACTIVE, INC.
 ANNUAL REPORT ON FORM 10-K

Our Corporate Information

Snap Interactive, Inc. was incorporated under the laws of the State of Delaware on July 19, 2005. Our principal executive office is located at 462 7th Ave, 4th Floor, New York, New York 10018.

Unless the context otherwise indicates, all references in this Annual Report on Form 10-K to “Snap,” “we,” “us,” “our,” and the “Company” refer to Snap Interactive, Inc. and its consolidated subsidiaries.

AYI, Snap, the Snap logo and other trademarks or service marks appearing in this report are the property of Snap Interactive, Inc.  Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective owners.

References in this report to “DAUs” and “MAUs” mean daily active users and monthly active users, respectively, of our application.  Unless otherwise indicated, these metrics are based on information that is reported by Facebook® and are internally derived metrics for users across all platforms through which our application is accessed.  References in this report to active subscribers mean subscribers who have prepaid for current access to premium features of the AYI application and the term of whose subscription period has not yet expired. The metrics for subscribers are based on internally-derived metrics across all platforms through which our application is accessed.

i

Forward-Looking Statements

Certain statements contained in this report constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties.  Words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “began,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements.  All forward-looking statements speak only as of the date on which they are made.  Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

•	our ability to generate and sustain increased revenue levels and achieve profitability in the future;

•
our heavy reliance on the Facebook platform to run our application and Facebook Inc.’s ability to discontinue, limit or restrict access to its platform by us or our application, change its terms and conditions or other policies or features, including restricting methods of collecting payments and establish more favorable relationships with one or more of our competitors or develop an application or feature that competes with our application;

•	our ability to maintain good relationships with Apple Inc. and Google Inc.;

•	our reliance on our President, Chief Executive Officer and sole director;

•	the intense competition in the online dating industry;

•	our reliance on a small percentage of our total users for substantially all of our revenue;

•	our ability to develop, establish and maintain a strong brand;

•	our ability to develop and market new technologies to respond to rapid technological changes;

•	our ability to effectively manage our growth, including attracting and retaining qualified employees;

•	our ability to generate subscribers through advertising and marketing agreements with third party advertising and marketing providers;

•	our reliance on email campaigns to convert users to subscribers and to retain subscribers;

•	the effect of any interruption or failure of our data center;

•	the effect of an interruption or failure of our programming code, servers or technological infrastructure;

•	the effect of security breaches, computer viruses and computer hacking attacks;

•	our ability to comply with laws and regulations regarding privacy and protection of user data;

•	our reliance upon credit card processors and related merchant account approvals;

•	governmental regulation or taxation of the online dating, social dating or Internet industries;

•	the impact of any claim that we have infringed on intellectual property rights of others;

•	our ability to protect our intellectual property rights;

•	the risk that we might be deemed a “dating service” or an “Internet dating service” under various state regulations;

•	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;

•	our ability to obtain additional capital or financing to execute our business plan; and

•	our ability to maintain effective internal control over financial reporting.

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

Overview

We are an Internet company providing services in the expanding social dating market.  We own and operate a social dating software application under our AYI brand (formerly known as AreYouInterested.com) that can be accessed on Facebook®, mobile devices such as iPhone® and Android®, and a stand-alone website.  Our application is fully integrated across these gateways and incorporates the Facebook Connect® integration tool, which enables users to easily “connect” their Facebook profile to our website.  Since August 2007, AYI has been one of the leading dating applications on Facebook based on the number of DAUs and MAUs.

As of February 28, 2014, we had more than 2.5 million MAUs of AYI across all of our platforms.  We primarily generate revenue from subscription fees and, as of February 28, 2014, we had approximately 87,000 active subscribers. The number of our DAUs and MAUs, which includes non-paying users and paying subscribers, varies greatly on a daily and monthly basis, and is greater than the number of our active subscribers for any same measurement period.

We believe that our extensive user base, which includes more than 25 million Facebook connected users and more than 2.0 billion pieces of structured interest data, allows us to create a favorable experience for users looking to meet people with mutual friends or similar interests.

Our Application

We have developed and published AYI, a social dating application that can be accessed on Facebook, mobile devices such as iPhone and Android and a stand-alone website. Based on the number of DAUs and MAUs, AYI is one of the leading social dating applications on Facebook and it attracts a demographically and geographically diverse user base.

We have integrated AYI with Facebook so that the application imports information from a user’s Facebook profile (with the user's permission), including the user’s photos, friends and interest data.  Using this information, AYI has designed features around mutual friends and interests that improve the online dating experience and more closely mirror the way singles traditionally meet offline. AYI’s feature set is continually updated with new features to increase user engagement, make users more social and to increase the number of users that are converted to paying subscribers.

The majority of users have Facebook connected profiles, which allows them to easily import photos, likes and interests from their Facebook profiles to create a personal profile on AYI in a few clicks. For users with Facebook connected profiles, their AYI profiles are updated in real time as they add interests on Facebook.  Users can also join AYI without a Facebook connected profile, by creating a personal profile that is connected to their email address.  Once a profile has been created, AYI users are able to search for potential matches, including other singles with mutual friends or similar interests.

AYI’s easy-to-use “browse” function allows users to view profiles of other users and indicate if they are “interested” in a user by either clicking on a “yes” or “skip” button above the picture of that user or by sending a message when viewing that user’s profile.  Users are notified when another user has clicked “yes” on their profile or if they have received a message from another user. AYI’s “friends of friends” function allows users to search for other users that have mutual friends and its advanced search function allows users to view profiles of other users with mutual friends or similar interests.

AYI operates on a “freemium” model, where certain application features are free to all users and other features are only available to paid subscribers. All users are allowed to send create a profile, browse, search and view other user’s profiles, send instant messages and send an initial message to any user.  Unlimited messaging and other premium features require a paid subscription. For additional information regarding these different feature sets, please see the graphic below.

Application Development

Our application development processes are designed to enable us to rapidly and cost effectively develop our application to meet the expectations and preferences of users and the requirements of the third party platforms on which we offer our application.  These processes include a sophisticated A/B testing framework that allows us to run a significant number of statistically relevant tests on AYI at any given time.  We can test new features, new functionality, design changes, changes to our proprietary algorithms, etc. and compare the results to control groups to see if they improve the conversion of users into paying subscribers.  We have also integrated Splunk into our data analytics and application development processes to provide a real-time granular analysis of user behavior and an ability to “lock-in” features that outperform their relevant control groups.

The majority of our logins occur through third party platforms.  We believe we provide value to these third party platforms by (i) creating and maintaining user engagement on, and integrating with, the platforms, (ii) driving traffic to the platforms to generate advertising revenue for such platforms, including through the placement of advertisements on our application, and (iii) directly purchasing advertising from the platforms.

While the majority of our users continue to access the application through the Facebook platform, we have seen significant increases in activity across our mobile platforms during 2013. For example, in December 2013, approximately 30% of logins to AYI were made through a mobile device as compared to 16% of logins to AYI being made through a mobile device in December 2012.  We plan to continue to develop and support AYI on Facebook, iPhone, Android, web and mobile web.

With our network of more than 2.0 million MAUs of AYI across all of our platforms as of February 28, 2014, along with the vast amount of data that we have accumulated for several years across multiple platforms, we believe that leveraging this user base and data therefrom in conjunction with Facebook platform's real-time application programming interface allows us to create a one-of-a-kind experience for users looking to meet people with mutual friends or similar interests.

Our Strengths

Since our inception, we have developed and are leveraging the following key strengths of our business model:

•
Differentiated Functionality. We have developed many different and popular social dating features for AYI, including the ability to search for other users that have mutual friends or similar interests. AYI’s integration with Facebook allows users to incorporate these unique features into the online dating experience by taking over 2.0 billion pieces of structured interest data provided through over 25 million Facebook connected profiles and searching this data for matches using these features.

•
A/B Testing. Our application development processes include a sophisticated A/B testing framework that allows us to run a significant number of statistically relevant tests on AYI at any given time.  We can test new features, new functionality, design changes, changes to our proprietary algorithms and compare the results to control groups to see if they improve the conversion of users into paying subscribers.  We have also integrated Splunk Enterprise software into our data analytics and application development processes to provide a real-time granular analysis of user behavior and an ability to “lock-in” features that outperform their relevant control groups.

•
Large and Global Community of Users. As of March 1 2014, we had over 70 million installations, 25 million Facebook connected profiles and 2.0 million MAUs of AYI.  Since August 2007, AYI has been one of the leading social dating applications on Facebook based on the publicly reported number of DAUs and MAUs. We believe that our extensive user base and number of Facebook connected profiles allows us to create a favorable experience for users looking to meet people with mutual friends or similar interests.

•
Scalable Application and Operations.  From March 2011 until March 2014, we grew our operations from approximately 21 employees to approximately 44 employees (including 20 engineers), relocated our principal executive offices, hired a Chief Financial Officer and moved our managed hosting data center to a co-located facility. In addition, we redesigned AYI to focus on interest-based matching and officially launched the redesigned AYI in 2012. We anticipate increasing our user base and revenues without substantially increasing our fixed costs and expenses in the future.

•
Powerful Network Effect. As more users install AYI and purchase subscriptions, we increase the breadth and depth of potential matches for other users, attracting more users to AYI and enhancing the value of our application to existing and future users and subscribers.

•
Extensive Experience on Facebook.  Since 2007, we have offered users a social dating application through the Facebook platform. Since AYI was one of the first social dating applications available on Facebook, we have extensive experience with social networking and online dating, which has allowed us to develop a social dating application with compelling and relevant features.

Our Strategy

Our strategy includes the following key components:

•
Increase Our Subscriber Base. We plan to invest in user acquisition campaigns to promote AYI and to increase the number of users and paid subscribers. We believe that if we substantially increase the number of users and paid subscribers and, therefore, our revenues, we will generate positive cash flow from operations.

•
New Feature Development.  We plan to continue to develop and test new features for AYI to increase user engagement, make users more social and to increase the number of users that are converted to paying subscribers.

•
Build a Recognizable Brand.  We have expanded our marketing department and have utilized advertising, blogging and other social media to build a recognizable social dating brand. We expect that creating a recognizable brand will increase visibility and trust with our users and lead to higher user conversion and retention rates.

Marketing Strategy

Our initial user base for the AYI brand was cultivated primarily through Facebook’s viral channels.  Our current marketing activities aim to raise awareness of the AYI brand and attract subscribers by promoting the unique content and quality of our application and services.  We primarily advertise through Internet and mobile advertising and run hundreds of user acquisition campaigns at any given time, targeting various classifications of users. We have two full-time media buyers and in-house tools to track and measure the success of our advertising campaigns.

Payment Options

Our users have a variety of methods by which to purchase subscriptions to AYI.  Users can pay by credit card, electronic check, PayPal, Fortumo, or as an In-App purchase through Apple Inc.’s iPhone App Store.  Pursuant to Apple Inc.’s terms of service, Apple Inc. retains 30% of the revenue that is generated from sales on our iPhone application through In-App purchases in the United States.  Regardless of which payment method is utilized, users may access AYI through any of the gateways we offer.

Competition

We face substantial competition from online dating websites such as eHarmony.com, POF.com, Match.com or other IAC/InterActiveCorp. properties, as well as Facebook application providers in the online dating space such as Zoosk, Badoo, Cupid and MeetMe.  We believe that users often utilize multiple dating websites or applications, and the use of one dating website or application is not necessarily to the exclusion of others.

Achieving a critical mass of subscribers is crucial for online dating websites and online dating applications.  As a result of our user base, we believe we are well-positioned to continue as a leader in social dating.  We believe that our user base also allows us to compete favorably in the marketplace with future applications that we may offer.  Additionally, we seek to offer applications and services that are unique in the industry, superior in quality, and more appealing than those of our competitors. Additionally, we believe that we have the tools and certain inherent efficiencies to attract new users through Facebook at a lower cost per subscriber than certain of our traditional online dating competitors.  We also believe that the industry offers substantial room for growth as social networking application platforms and mobile platforms continue to expand and as the Internet becomes more of a socially-acceptable method for finding a mate.

Patent and Trademarks

To establish and protect our proprietary rights, we rely on a combination of trademarks, copyrights, trade secrets, license agreements, patent applications, confidentiality agreements and other contractual rights. We have two registered trademarks in the United States for “Snap Interactive”; three registered trademarks for “Are You Interested?” and variations thereof in the United States, including several pending applications and registrations in other countries; a registered trademark for a question-mark-heart logo in the United States and a pending application for “ayi” in the United States.  We are also pursuing patents related to certain feature sets on the AYI brand currently under development.

Governmental Regulations

We are subject to a number of U.S. federal and state laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and being litigated in the courts and could be interpreted in ways that could harm our business.  These laws and regulations may involve user privacy, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and online payment services.  In particular, we are subject to federal and state laws regarding privacy and protection of user data, which are constantly evolving and can be subject to significant change.  We are also subject to diverse and evolving laws and regulations in other countries in which we operate. The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industry in which we operate.  Because our dating application is accessible worldwide and used by residents of some foreign countries, foreign jurisdictions may claim that we must comply with foreign laws, even in jurisdictions in which we have no local business entity, employees or infrastructure.

We are also subject to federal laws and regulations regarding content, privacy and the protection of user data, including The Communications Decency Act of 1996, as amended (“The Communications Decency Act”), The Children’s Online Privacy Protection Act of 1998, as amended, The Digital Millennium Copyright Act, The Electronic Communications Privacy Act of 1986, as amended, the USA PATRIOT Act of 2001, and the Controlling the Assault of Non-Solicited Pornography And Marketing (“CAN-SPAM”) Act of 2003, among others.  The Digital Millennium Copyright Act limits our liability as an online service provider for linking to or hosting third-party content that infringes copyrights.  The Communications Decency Act provides statutory protections to online service providers like us who distribute third-party content.  The Children’s Online Privacy Protection Act restricts the ability of online service providers to collect personal information from children under 13.  Congress, the Federal Trade Commission (“FTC”) and many states have promulgated laws and regulations regarding email advertising, including the CAN-SPAM Act.  Any changes in these laws or judicial interpretations narrowing the protections of these laws may subject us to increased risk, increased costs of compliance, and limits on the operation of certain parts of our business.

Growing public concern about privacy and the use of personal information may subject us to increased regulatory scrutiny.  The FTC has, over the last few years, begun investigating companies that have used personally identifiable information in a deceptive or unfair manner or in violation of a posted privacy policy. If we are accused of violating the terms of our privacy policy, we may be forced to expend significant financial and managerial resources to defend against an FTC enforcement action.  Our user database holds the personal information of our users and subscribers residing in the United States and other countries, and we could be sued by those users if any of the information is misappropriated.  Further, Connecticut, New York, Florida, Texas and New Jersey each have enacted legislation requiring us to display safety warnings and disclosures to users that we do not conduct background checks.

In addition, many states have passed laws requiring notification to users when there is a security breach for personal data resulting in unauthorized disclosure, such as California’s Information Practices Act.  Nevada has enacted a law prohibiting businesses from transferring a customer’s personal information through an electronic transmission, unless that information is encrypted. Massachusetts has adopted regulations that require businesses to encrypt personal data sent over the Internet.  In addition, the Massachusetts law also requires encryption of data on laptops, flash drives, and other portable devices.  Both of these laws purport to apply to anyone who owns, stores, or maintains personal information about those states’ residents.  Other states are considering enacting similar legislation.  The costs of compliance with these state laws may increase in the future as a result of changes in interpretation.  Any failure by us to adequately protect our users’ privacy and data could result in loss of user confidence in our application and services and ultimately in a loss of subscribers, which could adversely affect our business.

There are a number of legislative proposals pending before the U.S. Congress and various state legislative bodies concerning data protection that could, if adopted, have an adverse effect on our business. We are unable to determine if and when such legislation may be adopted.  Many jurisdictions, including the European Union, have adopted breach notification and other data protection notification laws designed to prevent unauthorized disclosure of personally identifiable information.  The interpretation and application of data protection laws in the United States, Europe and elsewhere are still uncertain and in flux.  It is possible that these laws may be interpreted and enforced in a manner that is inconsistent with our current data practices.

While online personals services are not currently required to verify the age or identity of members, or to run criminal background checks, legislation in this area has been proposed over the last few years in Ohio, Texas, California, Michigan, New Jersey, Florida and Virginia.  Companies that provide personals services are not currently subject to the same type of regulation as companies deemed “dating service” providers.  However, if a court holds that we are legally providing “dating services” as defined in the relevant regulations, we may be required to comply with additional state regulations.

In addition, rising concern about the use of social networking technologies for illegal conduct may in the future produce legislation or other governmental action that could require changes to our application or restrict or impose additional costs upon the conduct of our business.  These regulatory and legislative developments, including excessive taxation, may prevent or significantly limit our ability to expand our business.

Employees

As of February 28, 2014, we had 44 employees, all of whom are employed on a full-time basis. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel.

Executive Officers

The number of members of our Board of Directors may be fixed from time to time by the majority of the entire Board of Directors and currently consists of one director.  Clifford Lerner has been our sole director since his appointment upon the formation of the Company.  Each director that is elected at a future annual meeting of stockholders, and each director that is elected to fill a vacancy or newly created directorship, shall hold a term of office that expires at the next annual meeting of stockholders and until his successor has been elected and qualified.  Our executive officers are appointed by our Board of Directors and hold office until removed by the Board of Directors.

The following table and text sets forth the name, age and position with respect to our sole director and executive officers as of February 28, 2014:

Name	Age	Position

Clifford Lerner	36	President, Chief Executive Officer and Chairman of the Board of Directors

Jon D. Pedersen, Sr.	43	Chief Financial Officer

Alexander Harrington	42	Chief Operating Officer

CLIFFORD LERNER is our President, Chief Executive Officer and Chairman of our Board of Directors. Mr. Lerner has served as our President and Chief Executive Officer since founding the Company in 2005 and served as our principal financial officer and principal accounting officer from 2005 to October 2011.  He has also served on our Board of Directors since 2005.  Prior to joining us in 2005, Mr. Lerner spent his professional career from 2000 to 2005 at Lehman Brothers Inc. as an Analyst in its Equities division. Mr. Lerner worked as an Analyst in the Product Management Group where his duties included, among other things, coordinating the morning and afternoon equity research calls. Mr. Lerner has a strong knowledge and understanding of the online dating and social dating industry and has managed the development and growth for all of our applications and websites since their inception. Mr. Lerner received a bachelor’s degree in applied economics and business management from Cornell University.

Through his prior service on our Board of Directors and as our Chief Executive Officer, Mr. Lerner possesses knowledge and experience in the online dating and social dating industries that aids him in efficiently and effectively identifying and executing our strategic priorities.

JON D. PEDERSEN, SR. is our Chief Financial Officer.  Mr. Pedersen has served as our Chief Financial Officer since October 2011.  Mr. Pedersen served as Senior Vice President – Controller from September 2008 to August 2011 and Vice President – Assistant Controller from May 2005 to September 2008 at Warner Music Group.  Warner Music Group is a music company with interests in recorded music, music publishing and artist services that was acquired by Access Industries, Inc. in July 2011.  Mr. Pedersen also previously served as Chief Financial Officer, Director and Assistant Director of WestLB Securities Inc., a New York based broker-dealer and subsidiary of WestLB AG from July 2000 to May 2005, and as Director from April 2003 to May 2005 and as Assistant Director from July 2000 to April 2003.  Mr. Pedersen also previously served as Vice President for Global Management Reporting and Associate – Fixed Income Derivatives at Goldman, Sachs & Co. from April 2000 to July 2000 and July 1998 to April 2000, respectively.  Prior to July 1998, Mr. Pedersen served as a Senior Financial Analyst and Senior Accountant at Price Waterhouse LLP in Stamford, Connecticut.   Mr. Pedersen holds a master’s degree in business administration from Columbia Business School and a bachelor’s degree in business administration with an emphasis in accounting from the University of Connecticut.

ALEXANDER HARRINGTON is our Chief Operating Officer.  Mr. Harrington was appointed as our Chief Operating Officer in February 2014. Mr. Harrington has served as Co-Founder and Senior Advisor to Indicative, a business analytics software-as-a service provider since May 2013. Prior to Indicative, Mr. Harrington also served as Chief Executive Officer of MeetMoi from June 2009 to November 2013, a social dating mobile platform, prior to the sale of MeetMoi to Match.com.   Mr. Harrington previously served as the Senior Vice President of Strategy and Operations for Zagat Survey from 2004 to 2008, where he oversaw a transformation of the digital business which ultimately culminated in the company’s sale to Google.  In prior roles, Mr. Harrington served as the Senior Director of New Business Development at Sony BMG Entertainment and as an associate and analyst in investment banking at The Beacon Group and Smith Barney, respectively. Mr. Harrington holds a Master’s of Business Administration degree from the Wharton School at the University of Pennsylvania and a Bachelor’s degree of Arts in History from Williams College.

ITEM 1A.	Risk Factors

The risks below are those that we believe are the material risks that we currently face, but are not the only risks facing us and our business.  If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected.

Risks Relating to Our Business

We have a history of losses and may not achieve profitability in the future.

We incurred a net loss of approximately $4.0 million and $4.0 million, and used approximately $4.2 million and $3.4 million of cash in operating activities during the years ended December 31, 2013 and 2012, respectively. We will need to generate and sustain increased revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability.  We may incur significant operating losses in the future for a number of reasons, including marketing and advertising expenses and the risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown risks. If we are unable to achieve profitability in the future, it will have a material adverse effect on our business, results of operations and financial condition.

Our heavy reliance on Facebook may negatively affect our business.

Facebook is the primary third-party platform on which our application operates.  During 2012 and 2013, we generated substantially all of our revenue from subscribers acquired through the Facebook platform and expect to continue to do so in the foreseeable future.

We are subject to Facebook, Inc.'s standard terms and conditions for application developers, which govern the development, promotion, distribution, operation and use of our application on the Facebook platform.  Accordingly, we are subject to numerous risks and uncertainties and our business would be harmed if:

•	Facebook, Inc. discontinues, limits or restricts access to its platform by us or our application;

•	Facebook, Inc. changes its terms and conditions or other policies and features, including restricting the method of collecting payments through the Facebook platform; or

•	Facebook, Inc. establishes more favorable relationships with one or more of our competitors or develops an application or feature that competes with our application.

If any of these actions occur, they could have a material adverse effect on our business, results of operations or financial condition.

We derive a portion of our revenue from the Apple and Google platforms, and if we are unable to maintain a good relationship with Apple Inc. or Google Inc., our business could suffer.

A portion of our revenue, primarily our revenue from mobile platforms, is derived from Apple Inc.’s iOS® and Google Inc.’s Android platforms and we believe that we have a good relationship with Apple Inc. and Google Inc.  Any deterioration in our relationship with either Apple Inc. or Google Inc. could materially harm our business, results of operations or financial condition.

We are subject to each of Apple Inc.’s and Google Inc.’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of our application on their respective storefronts.  Each of Apple Inc. and Google Inc. has broad discretion to change its standard terms and conditions. In addition, these standard terms and conditions can be vague and subject to changing interpretations by Apple Inc. or Google Inc.  In addition, each of Apple Inc. and Google Inc. has the right to prohibit a developer from distributing applications on the storefront if the developer violates the standard terms and conditions.  In the event that either Apple Inc. or Google Inc. ever determines that we are in violation of its standard terms and conditions and prohibits us from distributing our application on its storefront, it could materially harm our business, results of operations or financial condition.

We also rely on the continued function of the Apple App Store and the Google Play Store, as a portion of our revenue is derived from these two digital storefronts.  There have been occasions in the past when these digital storefronts were unavailable for short periods of time or where there have been issues with the In-App purchasing functionality from the storefront.  In the event that either the Apple App Store or the Google Play Store is unavailable or if In-App purchasing functionality from the storefront is non-operational for a prolonged period of time, it could have a material adverse effect on our business, results of operations or financial condition.

Our future success is dependent, in part, on the performance and continued service of Clifford Lerner, our President, Chief Executive Officer and sole director.  Without his continued service, we may be forced to interrupt or eventually cease our operations.

We are dependent to a great extent upon the experience, abilities and continued service of Clifford Lerner, our President, Chief Executive Officer and sole director.  The loss of his services would substantially affect our business operations and could have a material adverse effect on our business, results of operations or financial condition.

As a social dating company, we are in the intensely competitive online dating industry and any failure to attract new users and subscribers could diminish or suspend our development and possibly cease our operations.

The online dating industry is highly competitive and has few barriers to entry.  If we are unable to efficiently and effectively attract new users and subscribers as a result of intense competition or a saturated market, we may not be able to continue the development and enhancement of our application and our website or become profitable on a consistent basis in the future.

Important factors affecting our ability to successfully compete include:

•	our ability to hire and retain talented employees, including technical employees, executives, and marketing experts;

•	competition for acquiring users that could result in increased user acquisition costs;

•	reliance upon the platforms through which our application is accessed and the platforms’ ability to control our activities on such platforms;

•	our ability to innovate in our ever-changing industry.

We face substantial competition from online dating websites such as eHarmony.com, POF.com, Match.com or other IAC/InterActiveCorp. properties, as well as Facebook application providers in the online dating space such as Zoosk, Badoo, Cupid and MeetMe.

Many of our current and potential competitors offer similar services, have longer operating histories, significantly greater capital, financial, technical, marketing and other resources and larger user or subscriber bases than we do.  These factors may allow our competitors to more quickly respond to new or emerging technologies and changes in user preferences.  These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive subscription prices that may allow them to build larger user and paying subscriber bases.  Our competitors may develop applications or services that are equal or superior to our application or that achieve greater market acceptance than our application.  In addition, new and different types of social networking may also increase in popularity at the expense of online dating.  These activities could attract users and subscribers away from our application and website, reduce our market share and have a material adverse effect on our business, results of operations and financial condition.

We rely on a small portion of our total users for nearly all of our revenue.

Compared to the total number of users in any period, only a small portion of our users are paying subscribers.  We primarily generate revenue through subscription sales to this small portion of users and secondarily generate revenue through paid advertisements.  Users discontinue the use of our application in the ordinary course of business and to sustain our revenue levels, we must attract, retain and increase the number of users or more effectively monetize our existing users.  To retain existing users, and particularly those users who are paying subscribers, we must devote significant resources so that our application retains their interest.  If we fail to grow or sustain the number of our users, or if the rates at which we attract and retain existing users declines or the rate at which users become paying subscribers declines, it could have a material adverse effect on our business, results of operations or financial condition.

Because we recognize revenue from subscriptions over the subscription term, downturns or upturns in subscription sales may not be immediately reflected in our results of operations or financial condition.

We recognize subscription revenue from customers monthly over the subscription term, and subscriptions are offered in durations of one-, three-, and six-month terms. As a result, much of the subscription revenue we report in each quarter is deferred revenue from subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be reflected in the revenue for that quarter and will negatively affect our revenue in future quarters. In addition, we might not be able to immediately adjust our costs and expenses to reflect these reduced revenues. Accordingly, the effect of significant downturns in user acceptance of our application may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to quickly increase our revenue through additional sales in any period, as revenue from new subscribers must be recognized over the subscription term.

Our business depends on developing, establishing and maintaining a strong brand.  If we are unable to maintain and enhance our brand, we may be unable to expand or retain our user and paying subscriber bases.

We believe that developing, establishing and maintaining awareness of our AYI brand is critical to our efforts to achieve widespread acceptance of our application and is an important element to expanding our user and subscriber bases. Successful promotion of our AYI brand will depend largely on the effectiveness of our advertising and marketing efforts and on our ability to provide a reliable and useful application at competitive prices. If paying subscribers do not perceive our application to be of high quality, or if our application is not favorably received by users and subscribers, the value of our brand could diminish, thereby decreasing the attractiveness of our application to users and subscribers.  In addition, advertising and marketing activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand.  If we fail to successfully promote and maintain our brand, or incur substantial expenses in unsuccessfully attempting to promote and maintain our brand, we may fail to attract enough new subscribers or retain our existing subscribers to the extent necessary to realize a sufficient return on our advertising and marketing activities, and it could have a material adverse effect on our business, results of operations or financial condition.

The online dating industry is characterized by rapid technological change and the development of new applications and websites, and if we fail to develop and market new technologies rapidly or timely develop and launch new applications and websites, we may not become profitable in the future.

The online dating industry is characterized by rapid technological change and the development of new applications that could render our existing application and website obsolete.  The development of our application and website entails significant technical and business risks.  We may be unable to successfully use new technologies effectively, adapt our application and website to user preferences or needs or timely develop and launch new applications.  If our management is unable to adapt in a timely manner in response to changing market conditions or user trends and preferences, we may never become consistently profitable and we may face limited market acceptance of newly developed applications, which could have a material adverse effect on our revenues.

If we fail to effectively manage our growth or attract and have qualified employees, our business, results of operations or financial condition could be harmed.

We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management, operations and finances.  As of February 28, 2014, approximately 43% of our employees had been with us for less than one year and approximately 66% of our employees had been with us for less than two years.  As we continue to grow, we must expend significant resources to identify, hire, integrate, develop, motivate and retain a number of qualified employees, including certain highly skilled technical employees.  If we fail to effectively manage our employment needs and successfully integrate our new hires, our ability to launch new applications and enhance or support our existing application could suffer and it could have a material adverse effect on our business, results of operations or financial condition.

Our business depends in large part upon the availability of advertising space through a variety of media.

We depend upon the availability of advertising space through a variety of media, including third party applications on platforms such as Facebook, to recruit new users and subscribers, generate activity from existing users and subscribers and direct traffic to our application.  The availability of advertising space varies, and a shortage of advertising space in any particular media or on any particular platform, or the elimination of a particular medium on which we advertise, could limit our ability to generate new subscribers, generate activity from existing subscribers or direct traffic to our application, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our social dating application relies heavily on email campaigns.  We face a risk that any disruptions in or restrictions on the sending or receipt of emails, or any increase in the associated costs could adversely affect our business, results of operations or financial condition.

Our emails are an important driver of our subscribers’ activities.  We send a large volume of emails to our subscribers notifying them of a variety of activities on our application, such as new matches.  We face a risk that service providers or email applications may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails to our users and subscribers.  Third parties may also block our emails as spam, impose restrictions on, or start to charge for, the delivery of emails through their email systems.  Without the ability to email these users and subscribers, we may have limited means of inducing users and subscribers to return to and utilize our website and application.  Due to the importance of email to our business, any disruptions or restrictions on the distribution or receipt of emails or increase in the associated costs could have a material adverse effect on our business, results of operations and financial condition.

Any interruption or failure of our data center could impair our ability to effectively provide our application, which could have a material adverse effect on our business, results of operations or financial condition.

Our corporate headquarters and our primary data center are located in New York, New York.  While we own the equipment at our data center, we rent space and bandwidth from a co-located facility. Our application depends on the continuing operation of our data center and any damage to or failure of our data center could result in interruptions in our services.  Our data center is vulnerable to damage or interruption from break-ins, sabotage, acts of vandalism, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses or cyber-attacks and other unforeseeable events. Any interruption in our service could damage our reputation, cause our users and subscribers to terminate their use of our application and prevent us from gaining additional business from current or future users and subscribers, which could have a material adverse effect on our business, results of operations or financial condition.

Interruption or failure of our programming code, servers, or technological infrastructure could hurt our ability to effectively provide our application, which could damage our reputation and harm our results of operations.

The availability of our application depends on the continued operation of our programming code, databases, servers and technological infrastructure.  Any damage to, or failure of, our systems could result in interruptions in service for our application, which could damage our brand and have a material adverse effect on our business, results of operations or financial condition.  Our systems are vulnerable to damage or interruption from terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems.  Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities.

Security breaches, computer viruses and computer hacking attacks could harm our business, results of operations or financial condition.

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry.  Any security breach caused by hacking, including efforts to gain unauthorized access to our applications, servers or websites, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and results of operations.  Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our application, servers or website may result in significant expenses, loss of revenue and have a material adverse effect on our business, results of operations or financial condition.

If there are changes in regulations regarding privacy and protection of user data, or if we fail to comply with such laws, we may face claims brought against us under any of these regulations and it could adversely affect our business, results of operations or financial condition.

Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users.  Any failure, or perceived failure, by us to comply with regulations of privacy and protection of user data or with any data-related consent orders, Federal Trade Commission requirements or orders, or other federal, state, or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.  As a result of these regulations, we may be subject to a claim or class-action lawsuit regarding online services.  The successful assertion of these claims against us could result in potentially significant monetary damages, diversion of management resources and require us to make significant payments and incur substantial legal expenses.  Any claims with respect to violation of privacy or user data brought against us may have a material adverse effect on our business, results of operations or financial condition.

We are exposed to risks associated with credit card processors and related merchant account approvals that, if not properly addressed, could increase our operating expenses or preclude us from accepting credit cards as a method of payment.

We depend on the ability to accept credit and debit card payments from our subscribers and the related merchant account approval to process subscription payments.  Our reliance on credit card and related merchant account approvals exposes us to fraud and credit card chargebacks.  We have suffered losses and may continue to suffer losses as a result of subscriptions placed with fraudulent credit card data as well as users who chargeback their purchases.  Under current credit card practices, a merchant is liable for fraudulent credit card transactions when, as is the case with the transactions we process, that merchant does not obtain a cardholder’s signature.  Our failure to adequately control fraudulent credit card transactions and keep our chargebacks under an acceptable threshold would result in significantly higher credit card-related costs and, therefore, increase our operating expenses and might preclude us from accepting credit cards as a means of payment.

If government regulation or taxation of the online dating, social dating or Internet industries increase, it may adversely affect our business, results of operations or financial condition.

We may be subject to additional operating restrictions and government regulations in the future.  Companies engaging in e-commerce, online dating, social dating and related businesses face uncertainty related to future government regulation of the Internet.  Due to the rapid growth and widespread use of the Internet, federal and state governments have enacted and are considering various laws and regulations relating to the Internet in areas including, but not limited to, billing practices, privacy, online safety and taxation.  Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear.  The adoption of new laws and regulations could adversely affect the growth, popularity or use of the Internet, including laws limiting Internet neutrality, decreasing the demand for our application and increase our cost of doing business.  Our business, results of operations or financial condition may be negatively affected by new laws, and such existing or new regulations may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet.  In addition, sales tax for business conducted on the Internet is rapidly being legislated in the various states and abroad.  We may incur substantial liabilities or expenses necessary to comply with these laws and regulations or penalties for any failure to comply.

If we are subject to intellectual property infringement claims, it could cause us to incur significant expenses, pay substantial damages and prevent service delivery.

Third parties may claim that our application or services infringe or violate their intellectual property rights.  Any such claims could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages and prevent us from using licensed technology that may be fundamental to our application and website.  Even if we were to prevail, any litigation regarding intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.  We maintain insurance to protect against intellectual property infringement claims and resulting litigation, but such insurance may not be sufficient to cover all potential claims, liability or expenses. We may also be obligated to indemnify our business partners in any such litigation, which could further exhaust our resources.  Furthermore, as a result of an intellectual property challenge, we may be prevented from providing some of our services unless we enter into royalty, license or other agreements.  We may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, we may be precluded from offering our application and services.

If we are unable to protect our intellectual property rights, we may be unable to compete with competitors developing similar technologies.

Our success and ability to compete are often dependent upon the development of intellectual property for our application and website.  While we rely on copyright, trade secret and trademark law to protect our intellectual property, we believe that factors such as the technological and creative skills of our employees, frequent enhancements to our application and reliable maintenance are more essential to establishing a superior application.  There can be no assurance that other persons will not develop intellectual property that is similar or superior to our intellectual property.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology, making it more difficult for us to compete.

We face risks of litigation and regulatory actions if we are deemed a dating service or Internet dating service.

In certain states, companies that provide dating services or Internet dating services are subject to various regulations. Because our application and website promote social dating, we could be exposed to regulation as a dating or Internet dating service.  If we were considered to be a dating service or Internet dating service in any of the jurisdictions in which we operate, we might be required to comply with regulations that would require us to, among other things, (i) provide language in our contracts that would allow users to rescind their contracts within a certain timeframe, demand reimbursement of a portion of the subscription price if the user dies during the term of the contract and cancel their subscription in the event of disability or relocation and (ii) provide disclosure regarding our screening practices and warnings on our application and website regarding the dangers associated with the use of our application.  If a legal authority determines that we have provided and are providing dating services or Internet dating services that are regulated by certain states, we could be deemed to be out of compliance with such regulations and could be liable for any damages as a result of our past non-compliance, either of which could have a material adverse effect on our business, financial condition or results of operations.

We face certain risks related to the physical and emotional safety of users and third parties.

We cannot control the actions of our users in their communications or physical actions.  There is a possibility that users or third parties could be physically or emotionally harmed following interaction with another user.  We warn our users that we do not screen other users and, given our lack of physical presence, we do not take any action to ensure personal safety on a meeting between users or subscribers arranged following contact initiated via our application or website.  If an unfortunate incident of this nature occurred in a meeting of two people following contact initiated on our application or website or a website of one of our competitors, any resulting negative publicity could materially and adversely affect us or the online dating industry in general.  Any such incident involving our application or website could damage our reputation and our brand, which could have a material adverse effect on our business, results of operations or financial condition.  In addition, the affected users or third parties could initiate legal action against us, which could divert management attention from operations, cause us to incur significant expenses, whether we are successful or not, and damage our reputation.

We may need additional capital to execute our business plan.  If we do not obtain additional financing, it could have a material adverse effect on our business, results of operations or financial condition.

We might need to raise additional capital or financing through debt or equity offerings to support our expansion, marketing efforts and application development programs in the future.  We might require additional capital or financing to:

•	our ability to hire and retain talented employees, including technical employees, executives, and marketing experts;

•	effectuate our long-term growth strategy and expand our application development programs; and

•	market and advertise our application to attract more paying subscribers.

We may be unable to obtain future capital or financing on favorable terms or at all.  If we cannot obtain additional capital or financing, we will need to reduce, defer or cancel application development programs, planned initiatives, marketing or advertising expenses or costs and expenses.  The failure to obtain additional capital or financing on favorable terms, if at all, could have a material adverse effect on our business, results of operations or financial condition.

We have identified a material weakness in our internal control over financial reporting. This material weakness, if not corrected, could affect the reliability of our financial statements and have other adverse consequences.

Under Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), we are required to furnish a report by our management on internal control over financial reporting.  This report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2013, as disclosed in “Item 9A. Controls and Procedures.” We determined that we had a material weakness with respect to the lack of an independent audit committee, which would provide oversight of our officers, operations and financial reporting function.  Failure to have effective internal control over financial reporting could impair our ability to produce accurate financial statements on a timely basis and could lead to a restatement of our financial statements.  If, as a result of deficiencies in our internal control over financial reporting, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected.  In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

We can give no assurances that we will be able to remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting.  In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the Securities and Exchange Commission (the "SEC").

Risks Related to our Common Stock

Our results of operations are volatile and difficult to predict, and our stock price may decline if we fail to meet the expectations of shareholders.

Our revenue and results of operations could vary significantly from period-to-period and year-to-year and may fail to match our past performance because of a variety of factors, many of which are outside of our control.  Any of these events could cause the market price of our common stock to fluctuate.  Factors that may contribute to the variability of our results of operations include:

•	changes in expectations as to our future financial performance;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or capital commitments;

•	market acceptance of a new application and enhancements to our existing application by us or our competitors;

•	the amount of advertising and marketing that is available and spent on user acquisition campaigns;

•	disruptions in the availability of our application on third party platforms;

•	actual or perceived violations of privacy obligations and compromises of subscriber data;

•	the entrance of new competitors in our market whether by established companies or the entrance of new companies;

•	additions or departures of key personnel and the cost of attracting and retaining application developers and other software engineers; and

•	general market conditions, including market volatility.

Given the rapidly evolving industry in which we operate, our historical results of operations may not be useful in predicting our future results of operations.  In addition, metrics available from third parties regarding our industry and the performance of our application may not be indicative of our future financial performance.

Our common stock is usually thinly traded, you may be unable to sell at or near ask prices or at all and the price of our common stock may be volatile.

The shares of our common stock have usually been thinly-traded on the OTCQB Marketplace (the “OTCQB”), meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on stock price.  A broader or more active public trading market for our common stock may not develop or be sustained, and the current trading level of our common stock may not be sustained.  Due to these conditions, you may be unable to sell your common stock at or near ask prices or at all if you desire to sell shares of common stock.

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

Clifford Lerner beneficially owned 30,250,000 shares of common stock as of February 28, 2014. As long as Mr. Lerner beneficially owns more than 50% of our outstanding shares, he will be able to elect our entire Board of Directors, control all matters that require a stockholder vote (such as mergers, acquisitions and other business combinations) and exercise control over our management and operations. This concentration of ownership could result in a reduction in value to the common stock you own because of ineffective voting power, and could delay or prevent us from undergoing a change of control in the future on terms that other stockholders may desire. In addition, the interests of Mr. Lerner and our minority stockholders may not always be the same, and this concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or our best interests as a whole.

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

Delaware law and our Certificate of Incorporation and Amended and Restated By-Laws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Under our Certification of Incorporation, our Board of Directors is authorized to issue shares of preferred stock in one or more series and to fix the voting powers, preferences and the qualifications, limitations or restrictions of the preferred stock. Accordingly, we may issue shares of preferred stock with a preference over our common stock with respect to dividends or distributions on liquidation or dissolution, or that may otherwise adversely affect the voting or other rights of the holders of common stock. Issuances of preferred stock, depending upon the rights, preferences and designations of the preferred stock, may have the effect of delaying, deterring or preventing a change of control, even if that change of control might benefit our stockholders.

We are also subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless (i) prior to the date of the transaction, the Board of Directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder; (ii) the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding (a) shares owned by persons who are directors and also officers and (b) shares owned by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or (iii) on or subsequent to the date of the transaction, the business combination is approved by the Board of Directors and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder.

We are not subject to certain corporate governance provisions of the Sarbanes-Oxley Act.

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act. These include rules relating to independent directors, director nomination, audit and compensation committees, retention of audit committee financial expert and the adoption of a code of ethics.  Unless we voluntarily elect to fully comply with those obligations, which we have not done to date, the protections that these corporate governance provisions were enacted to provide will not exist with respect to us.  While we may apply to have our securities listed for trading on a national securities exchange in the future, which would require us to fully comply with those obligations, we cannot assure you that we will make such application, that we would be able to satisfy applicable listing standards, or if we did satisfy such standards, that we would be successful in continuing to meet such listing standards.  Even if we were listed on a national securities exchange as a controlled company, we would not be subject to certain corporate governance requirements.

If we fail to remain current on our reporting requirements, we could be removed from the OTCQB, which would limit the ability of broker-dealers to sell our common stock and the ability of stockholders to sell their common stock in the secondary market.

Companies trading on the OTCQB must be reporting issuers under Section 12 of the Exchange Act, and must be current in their filings under the Exchange Act to maintain price quotation privileges on the OTCQB.  If we fail to remain current on our reporting requirements, we could be removed from the OTCQB.  As a result, the liquidity for our common stock could be adversely affected by limiting the ability of broker-dealers to sell our common stock and the ability of stockholders to sell their common stock in the secondary market.

We do not expect to pay dividends and stockholders should not expect to receive dividends.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, stockholders will only realize an economic gain on their investment in our common stock if the price appreciates. Stockholders should not purchase our common stock expecting to receive cash dividends. Because we currently do not pay dividends, and there may be limited trading in our common stock, stockholders may not have any manner to liquidate or receive any payment on their common stock. Therefore, our failure to pay dividends may cause stockholders to not see any return on their common stock even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand our business operations.

We have incurred and will continue to incur substantial costs as a result of being a reporting company.

We have faced and will continue to face substantial legal, accounting, administrative and other costs as a result of being a publicly reporting company. In addition to the requirements of the Sarbanes-Oxley Act, rules implemented by the SEC and the Public Company Accounting Oversight Board have required changes in the corporate governance practices of public companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make legal, accounting and administrative activities more time-consuming and costly. For example, we intend to add independent directors to form an independent audit committee and adopt policies regarding internal control over financial reporting and disclosure controls and procedures. We are also incurring higher costs to obtain directors’ and officers’ insurance than in prior periods. In addition, we may identify and incur additional costs and expenses associated with being a publicly held company.

Sales of substantial amounts of our common stock in the public market, or the perception that they might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale.

We may issue shares of our common stock or securities convertible into our common stock from time to time in the future in connection with financings, acquisitions, investments or otherwise. Any such issuance could result in ownership dilution to our existing stockholders and cause the trading price of our common stock to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive office is located at 462 7th Avenue, 4th Floor, New York, NY 10018.  We currently do not own any real property.  We lease approximately 9,000 square feet of office space, and our office rental expense on a monthly basis is approximately $25,000.  The office lease term for our principal executive office runs through March 2015.  Our wholly owned subsidiaries, SNAP Mobile Limited and eTwine Inc., also operate out of our principal executive office.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “STVI.” The following table sets forth the range of the quarterly high and low bid price information for the fiscal quarters indicated as reported by the OTCQB.

	High Bid* ($)	Low Bid* ($)
2013
Fourth Quarter	$0.91	$0.35
Third Quarter	1.14	0.52
Second Quarter	0.84	0.40
First Quarter	1.31	0.55

2012
Fourth Quarter	$1.30	$0.51
Third Quarter	1.51	0.96
Second Quarter	1.95	1.02
First Quarter	2.37	0.62

* The over-the-counter market quotations of the bid prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

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

Holders

As of February 28, 2014, there were approximately 28 holders of record of our common stock.  This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Dividend Policy

We have never declared or paid dividends on our common stock.  We do not anticipate paying any dividends on our common stock in the foreseeable future.  We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.  Any future determination to declare dividends will be subject to the discretion of our Board of Directors and will depend on various factors, including applicable Delaware law, future earnings, capital requirements, results of operations and any other relevant factors.

Recent Sales of Unregistered Securities

Employee Service

On December 14, 2011, we issued 4,250,000 shares of common stock to our Founder and Chief Executive Officer as compensation for serving as our President and Chief Executive Officer.  Such shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

On August 20, 2012, we issued 75,000 shares of common stock to a current employee pursuant to the exercise of a stock option with an exercise price of $0.33 per share in exchange for proceeds of $24,750. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

On December 17, 2012, we issued 50,000 shares of common stock to a former employee pursuant to the exercise of a stock option with an exercise price of $0.22 per share in exchange for proceeds of $11,000. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

On December 26, 2012, we issued an aggregate of 45,000 shares of common stock to a current employee and a former employee pursuant to the exercise of stock options with an exercise price of $0.33 per share in exchange for proceeds of $14,850. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

On December 27, 2012, we issued an aggregate of 82,565 shares of common stock to a current employee pursuant to the cashless exercise of stock options to purchase an aggregate of 300,000 shares of common stock. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

On April 10, 2013, we issued 5,000,000 restricted shares of common stock to our President and Chief Executive Officer in connection with entering into an employment agreement with the President and Chief Executive Officer. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

On April 10, 2013, we issued 480,000 restricted shares of common stock and a stock option to purchase 700,000 shares of common stock to our Chief Financial Officer in connection with entering into an employment agreement with the Chief Financial Officer. The issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

Other Issuances

On January 23, 2013, we issued 100,000 shares of common stock to an unrelated third party in exchange for the AYI.com domain name. The issuance of these shares of common stock were exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D and Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

On January 31, 2013, we issued 150,000 restricted shares of common stock to Darrell Lerner in exchange for consulting services. The issuance of these shares of common stock was exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D and Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

On November 25, 2013, we issued 100,000 restricted shares of common stock to an unrelated third party in exchange for consulting services. The issuance of these shares of common stock was exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D and Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

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

Overview

We are an Internet company providing services in the expanding social dating market.  We own and operate a social dating software application under our AYI brand (formerly known as AreYouInterested.com) that can be accessed on Facebook, mobile devices such as iPhone and Android, and a stand-alone website.  Our application is fully integrated across these gateways and incorporates the Facebook Connect integration tool, which enables users to easily “connect” their Facebook profile to our website.  Since August 2007, AYI has been one of the leading dating applications on Facebook based on the number of DAUs and MAUs.

As of February 28, 2014, we had more than 2.5 million MAUs of AYI across all of our platforms.  We primarily generate revenue from subscription fees and, as of February 28, 2014, we had approximately 87,000 active subscribers.  The number of our DAUs and MAUs, which includes non-paying users and paying subscribers, varies greatly on a daily and monthly basis, and is greater than the number of our active subscribers for any same measurement period.

We believe that the number of active subscribers and new subscription transactions are key operating metrics, and we plan to increase these metrics by increasing user acquisition campaigns, building a recognizable brand and increasing user engagement on AYI through the development of a superior feature set.

We believe that our extensive user base, which includes more than 25 million Facebook connected users and more than 2.0 billion pieces of structured interest data, allows us to create a favorable experience for users looking to meet people with mutual friends or similar interests.

Operational Highlights and Objectives

During the year ended December 31, 2013, we executed key components of our 2013 objectives, including:

•	We acquired and transitioned to the AYI.com domain name from the AreYouInterested.com domain name;

•	We rebranded to “AYI”, a shorter name that is easier for our users to remember;

•	We launched new “social” features for AYI that are designed to integrate a user’s interest and social graphs into the online dating experience;

•	We launched our blog, “The Data of Dating”, which has generated posts that have been picked up in several top-tier publications, including USA Today, Glamour, Cosmo.com, Buzzfeed and the NY Post; and

•	We began to grow our active subscribers from 75,000 subscribers in August 2013 to 78,000 subscribers in December 2013.

During 2013, we stabilized our advertising and marketing expenses (at a substantially reduced rate compared to 2012) to preserve liquidity as we continued to test and launch new features.  We began increasing our advertising and marketing expenses during the fourth quarter of 2013, as compared to the first three quarters of 2013. As a result of these actions, we experienced:

•	a significant decrease both revenue and bookings in 2013, as compared to 2012;

•	a decrease in the number of active subscribers during 2013, as compared to 2012; and

•	an increase in loss from operations for 2013, as compared to 2012.

We are continuing to add new features that we expect will increase user engagement and improve rates at which users are converted into paying subscribers.  During 2013, our advertising and marketing expenses were 58% lower than 2012, which resulted in declines in revenue, bookings and active subscribers. We anticipate increasing our advertising and marketing expenses which we expect will increase revenue, bookings and our active subscribers.

For 2014, our business objectives include:

•	Growing our base of active subscribers;

•	Conducting a debt or equity financing to improve our financial position;

•	Continuing to build out our “social” features to improve the online dating experience for all of our users;

•	Building a recognizable brand for AYI by expanding our advertising and marketing efforts beyond pure user acquisition; and

•	Increasing our rate of advertising and marketing expenditures to increase traffic for the AYI brand.

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

Facebook is currently the primary platform for our application. The majority of our revenue is generated from subscriptions originating through the Facebook platform, and a significant amount of our revenue is being generated from subscriptions through mobile platforms.

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

In December 2013, the Company entered into a three month partnership with Match.com L.L.C, whereby the Company received an upfront payment in exchange for developing various integrations of Match.com L.L.C’s dating properties into the core AYI.com experience.  The upfront payment was recognized on the Company’s Consolidated Balance Sheet at December 31, 2013 as deferred advertising revenue and will be amortized on the Company’s Consolidated Statement of Operations ratably upon the commencement of the three month term commencing on February 14, 2014.

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

Non-Operating Expenses

Gain (loss) on change in fair value of warrants.  Our outstanding warrants are considered derivative instruments that require liability classification and mark-to-market accounting.  Our warrant liability is marked-to-market at the end of each reporting period on our Consolidated Balance Sheet, with the changes in fair value reported in earnings on our Consolidated Statements of Operations. We have included the mark-to-market adjustment on warranty liability as a non-operating expense as we do not believe that it is indicative of our core operating results.

We use a custom model that, at each measurement date, calculates the fair value of the warrant liability using a Monte-Carlo style simulation that uses the following assumptions at each valuation date:  (i) closing stock price, (ii) contractual exercise price, (iii) remaining contractual term, (iv) historical volatility of the stock prices, (v) an adjusted volatility that incorporates a 10% incremental discount rate premium (a reduction of the volatility estimate) to reflect the lack of marketability of the warrants and (vi) risk-free interest rates that are commensurate with the term of the warrant.

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

Key Metrics

Our management relies on certain performance indicators to manage and evaluate our business.  The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our advertising and marketing efforts and assess operational efficiencies.  We discuss total revenues and net cash used in operating activities under ‟Results of Operations” and ‟Liquidity and Capital Resources” below.  Deferred revenue and bookings, additional measures of our performance, are also discussed below.

	Year Ended December 31,
	2013	2012
Consolidated Statements of Operations Data:
Total revenues	$12,610,092	$19,246,736
Consolidated Balance Sheets Data:
Deferred subscription revenue (at period end)	$1,826,771	$2,524,229
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(4,174,187)	$(3,401,191)

Deferred Subscription Revenue

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

The following table presents a reconciliation of subscription revenue to bookings for each of the periods presented:

	Year Ended December 31,
	2013	2012
Reconciliation of Subscription Revenue to Bookings
Subscription revenue	$12,560,856	$18,910,070
Change in deferred subscription revenue	(697,459)	(614,177)
Bookings	$11,863,397	$18,295,893

Limitations of Bookings

Some limitations of bookings as a financial measure include that:

•	Bookings does not reflect that we recognize revenue from subscription fees and micro-transactions over the length of the subscription term; and

•	Other companies, including companies in our industry, may calculate bookings differently or choose not to calculate bookings at all, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider bookings along with other financial performance measures, including total revenues, subscription revenue, deferred revenue, net income (loss) and our financial results presented in accordance with GAAP.

Results of Operations

The following table sets forth Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues.

	Year Ended
	December 31,
	2013	2012
Total revenue	100.0%	100.0%
Costs and expenses:
Programming, hosting and technology expense	39.9%	23.3%
Compensation expense	33.1%	18.8%
Professional fees	8.0%	3.7%
Advertising and marketing expense	33.1%	51.3%
General and administrative expense	29.4%	20.3%
Total costs and expenses	143.5%	117.4%
Loss from operations	(43.5)%	(17.4)%
Interest income, net	0.0%	0.1%
Gain (loss) on change in fair value of warrants	11.7%	(3.5)%
Other income (expense)	0.0%	(0.1)%
Loss before provision for income taxes	(31.8)%	(20.9)%
Provision for income taxes	0.0%	0.0%
Net loss	(31.8)%	(20.9)%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Revenues decreased to $12,610,092 for the year ended December 31, 2013, from $19,246,736 for the year ended December 31, 2012.  The decrease was primarily related to lower revenues from subscriptions on the AYI brand in the year ended December 31, 2013 as compared to the year ended December 31, 2012.  We believe the decrease in revenues from subscriptions for the year ended December 31, 2013 primarily resulted from our reduced advertising and marketing expense for the period as compared to the year ended December 31, 2012.  We intentionally reduced our user acquisition campaigns from the second half of 2012 through January 2013, which primarily affected new subscriptions, while we focused on rebuilding, testing and optimizing the redesigned AYI application.  We maintained a stable level of user acquisition campaigns during 2013, but at a significantly reduced rate as compared to 2012.  We have recently begun to increase our user acquisition campaigns and expect to increase our advertising and marketing expense for 2014 as compared to 2013.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the year ended December 31, 2013, as compared to the year ended December 31, 2012, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenues that each represented for those periods:

					% Revenue
	Year Ended December 31,			%	Year Ended December 31,
	2013	2012	Decrease	Decrease	2013	2012
Subscription revenue	$12,560,856	$18,910,070	$(6,349,214)	(33.6)%	99.6%	98.25%
Advertising revenue	49,236	336,666	(287,430)	(85.4)%	0.4%	1.75%
Total revenues	$12,610,092	$19,246,736	$(6,636,644)	(34.5)%	100.0%	100.00%

Subscription – The results for the year ended December 31, 2013 reflect a decrease in subscription revenue of $6,349,214, or 33.6%, as compared to the year ended December 31, 2012.  The decrease in subscription revenue for the year ended December 31, 2013, was primarily driven by a decrease in our subscriber base as compared to the prior year.  Subscription revenue as a percentage of total revenue was 99.6% for the year ended December 31, 2013, as compared to 98.25% for the year ended December 31, 2012.

Advertising – The results for the year ended December 31, 2013 reflect a decrease in advertising revenue of $287,430, or 85.4%, as compared to the year ended December 31, 2012.  The decrease in advertising revenue for the year ended December 31, 2013 was primarily driven by a decrease in our online advertising campaigns as compared to the prior year.  Advertising revenue as a percentage of total revenue was 0.4% for the year ended December 31, 2013, as compared to 1.75% for the year ended December 31, 2012.  Advertising revenue is dependent upon traffic as well as the advertising inventory we place on our product.  During the year ended December 31, 2013, we did not actively manage our advertising revenue.

Costs and Expenses

Total costs and expenses for the year ended December 31, 2013 reflect a decrease in costs and expenses of $4,502,035, or 19.9%, as compared to the year ended December 31, 2012.  The following table presents our costs and expenses for the year ended December 31, 2013, as compared to the year ended December 31, 2012, the increase or decrease between those periods, and the percentage increase or decrease between those periods:

	Year Ended December 31,		Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Programming, hosting and technology	$5,035,482	$4,487,018	$548,464	12.2%
Compensation expense	4,177,568	3,625,117	552,451	15.2%
Professional fees	1,005,650	703,125	302,525	43.0%
Advertising and marketing expense	4,170,064	9,876,097	(5,706,033)	(57.8)%
General and administrative expense	3,711,885	3,911,327	(199,442)	(5.1)%
Total costs and expenses	$18,100,649	$22,602,684	$(4,502,035)	(19.9)%

Programming, Hosting and Technology – The results for the year ended December 31, 2013 reflect an increase in programming, hosting and technology expense of $548,464, or 12.2%, as compared to the year ended December 31, 2012.  The increase in product development expense for the year ended December 31, 2013 was primarily driven by increased salary expenses due to expansion of our engineering and development staff, increased consulting expense and increased expenses related to hosting and bandwidth, primarily to support the redesigned AYI application. Programming, hosting and technology expense as a percentage of total revenues was 39.9% for the year ended December 31, 2013, as compared to 23.3% for the year ended December 31, 2012.

Compensation – The results for the year ended December 31, 2013 reflect an increase in compensation expense, which excludes the cost of developers and programmers included in programming, hosting and technology expense above, of $552,451, or 15.2%, as compared to the year ended December 31, 2012.  The increase in compensation expense for the year ended December 31, 2013 was primarily driven by increased stock-based compensation expense and consulting expense, which was offset by a reduced headcount in management and support areas as compared to the comparable period in 2012. Compensation expense as a percentage of total revenues was 33.1% for the year ended December 31, 2013, as compared to 18.8% for the year ended December 31, 2012.

Professional fees – The results for the year ended December 31, 2013 reflect an increase in professional fees of $302,525, or 43.0%, as compared to the year ended December 31, 2012.  The increase in professional fees for the year ended December 31, 2013, was primarily driven by an increase in legal fees as part of the efforts to raise capital.  Professional fees as a percentage of total revenues were 8.0% for the year ended December 31, 2013, as compared to 3.7% for the year ended December 31, 2012.

Advertising and Marketing – The results for the year ended December 31, 2013 reflect a decrease in advertising and marketing expense of $5,706,033, or 57.8%, as compared to the year ended December 31, 2012.  The decrease in advertising and marketing expense for the year ended December 31, 2013 as compared to the prior year was primarily driven by reducing the number of user acquisition campaigns. We also significantly reduced our rate of advertising and marketing expense as we continued to optimize the redesigned AYI application. Advertising and marketing as a percentage of total revenues was 33.1% for the year ended December 31, 2013, as compared to 51.3% for the year ended December 31, 2012.

General and Administrative – The results for the year ended December 31, 2013 reflect a decrease in general and administrative expense of $199,442, or 5.1%, as compared to the year ended December 31, 2012.  The decrease in general and administrative expense for the year ended December 31, 2013, as compared to the prior year period, was primarily driven by decreases in recruiting expense and other employee related expenses.  General and administrative expense as a percentage of total revenues was 29.4% for the year ended December 31, 2013, as compared to 20.3% for the year ended December 31, 2012.

Non-Operating Income (Expense)

The following table presents the components of non-operating income (expense) for the year ended December 31, 2013, as compared to the year ended December 31, 2012, the decrease between those periods and the percentage decrease between those periods:

	Year Ended December 31,		Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Interest income, net	$5,807	$21,517	$(15,710)	(73.0)%
Gain (loss) on change in fair value of warrants	1,475,775	(679,325)	2,155,100	317.2%
Other income (expense)	2,962	(16,885)	19,847	117.5%
Total non-operating income (expense)	$1,484,544	$(674,693)	2,159,237	320.0%

Interest Income, net

Interest income, net for the year ended December 31, 2013 was $5,807, a decrease of $15,710, or 73.0%, as compared to $21,517 for the year ended December 31, 2012.  Interest income, net represented 0.0% and 0.1% of total revenues for the years ended December 31, 2013 and 2012, respectively.

Gain (loss) on Change in Fair Value of Warrants

Our warrant liability is re-measured at the end of each reporting period and any changes in fair value are recognized on our statements of operations. The gain on change in fair value of warrants of $1,475,775 for the year ended December 31, 2013 and loss of $(679,325) for the year ended December 31, 2012 represented the changes in fair value of the warrant liability during those periods, which fluctuates inversely with our stock price.

Other Income (Expense)

We had other income earned totaling $2,962 for the year ended December 31, 2013, as compared to an expense of $(16,885) for the year ended December 31, 2012.  Other income (expense) represented 0.0% and 0.1% of total revenues for the years ended December 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

	Year Ended December 31,
	2013	2012
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(4,174,187)	$(3,401,191)
Net cash provided by (used in) investing activities	(153,403)	6,310,109
Net cash provided by financing activities	12,450	50,850
Net increase (decrease) in cash and cash equivalents	$(4,315,140)	$2,959,768

We have historically financed our operations through cash generated from our equity offering in January 2011, subscription fees received from our application, micro-transactions on our application and revenues derived from advertisements purchased on our application.

As of December 31, 2013, we had $1,042,456 in cash and cash equivalents as compared to cash and cash equivalents of $5,357,596 as of December 31, 2012. Historically, our working capital has been generated through operations and equity offerings. If we continue to grow and expand our operations, our need for working capital will increase. We intend to finance our business and growth with cash on hand, cash provided from operations, borrowings, debt or equity financings, or some combination thereof.

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

Operating Activities

Net cash used in operating activities was $4,174,187 for the year ended December 31, 2013, as compared to net cash used in operating activities of $3,401,191 for the year ended December 31, 2012.  This increase was primarily a result of the increase in restricted cash and accounts receivables. These uses of cash were offset in part by an increase in accounts payable and accrued expenses.

Net cash used in operating activities during the year ended December 31, 2013, consisted of $4,043,515 in cash used in operations as well as a net decrease in our operating assets and liabilities of $130,672.  Significant items impacting cash flow in the period included significant cash outlays relating to advertising and marketing expense and increases in programming, hosting and technology expense, and compensation expense associated with the growth of our business.  These uses of cash were offset in part by increased collections in subscription revenues received during the period.

Net cash used in operating activities during the year ended December 31, 2012, consisted of $2,047,259 in cash used in operations as well as a net decrease in our operating assets and liabilities of $1,353,932.  Significant items impacting cash flow in the period included significant cash outlays relating to advertising and marketing expense and increases in programming, hosting and technology expense and compensation expense associated with the growth of our business.  These uses of cash were offset in part by increased collections in subscription revenues received during the period.

Investing Activities

Cash provided by (used in) investing activities for the years ended December 31, 2013 and 2012 were $(153,403) and $6,310,109, respectively.  Cash used in investing activities included purchases of property and equipment totaling $48,553 and $137,978 during the years ended December 31, 2013 and 2012, respectively.  These purchases consisted primarily of computers and servers during the periods. We continue to invest in technology hardware and software to support our growth. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development.

On January 31, 2013, we entered into a subscription agreement with Darrell Lerner and DCL Ventures, Inc., a Delaware corporation that is wholly owned by Darrell Lerner (“DCL”). Pursuant to the subscription agreement, we acquired 100,000 shares of DCL’s common stock for an aggregate purchase price of $100,000 during the year ended December 31, 2013. For more information regarding this subscription agreement, see “Note 15. Related Party Transactions” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Financing Activities

Cash provided by financing activities for the years ended December 31, 2013 and 2012 was $12,450 and $50,850, respectively.  Cash provided by financing activities for the years ended December 31, 2013 and 2012 consisted of proceeds from the exercise of employee stock options during the applicable period.

Contractual Obligations and Commitments

On May 23, 2011, we executed a non-cancelable operating lease for our corporate office space which began on June 1, 2011 and expires on March 30, 2015.  Total base rent due during the term of the lease is $973,595.  Monthly rent escalates during the term, but is recorded on a straight-line basis over the term of the lease.  We can terminate the final five months of the lease with eight months prior notice and the payment of unamortized costs.  Rent expense under this lease for the years ended December 31, 2013 and 2012 was $253,982.

During 2012, we entered into three separate two-year lease agreements with the Hewlett Packard Financial Services Company (“HP”) for equipment and certain financed items.  During 2013, we entered into two additional two-year lease agreements with the Hewlett Packard Financial Services Company (“HP”) for equipment and certain financed items. Monthly rent expense is $23,248 until September 2014, $16,664 until May 2015, and then $1,306 per month until July 2015.  Rent expense under the HP leases for the year ended December 31, 2013 and 2012 totaled $217,726 and $42,468, respectively.

At December 31, 2013, our contractual obligations and commitments were as follows:

Year	Amount
2014	$552,736
2015	160,306
2016	-
2017 and thereafter	-
Total	$713,042

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements.

Recently Adopted Accounting Pronouncement

For a discussion regarding the expected impact of the adoption of certain accounting pronouncements on future period consolidated financial statements, see Note 2 to the Consolidated Financial Statements, which description is incorporated by reference herein.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Snap Interactive, Inc.

We have audited the accompanying consolidated balance sheets of Snap Interactive, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Snap Interactive, Inc. as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
March 5, 2014

SNAP INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,042,456	$5,357,596
Restricted cash	375,211	105,000
Credit card holdback receivable	232,264	287,293
Accounts receivable, net of allowances and reserves of $37,850 and $36,129, respectively	385,370	320,019
Prepaid expense and other current assets	114,863	204,824
Total current assets	2,150,164	6,274,732
Fixed assets and intangible assets, net	522,462	548,549
Notes receivable	170,566	165,716
Investments	100,000	-
Total assets	$2,943,192	$6,988,997

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$861,730	$799,183
Accrued expenses and other current liabilities	671,142	240,049
Deferred subscription revenue	1,826,771	2,524,229
Deferred advertising revenue	300,000	-
Total current liabilities	3,659,643	3,563,461
Long term deferred rent	12,058	48,340
Warrant liability	140,550	1,616,325
Total liabilities	3,812,251	5,228,126
Stockholders' (deficit) equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 49,987,826 and 44,007,826 shares issued, respectively, and 39,132,826 and 38,832,826 shares outstanding, respectively	39,133	38,833
Additional paid-in capital	10,813,205	9,437,422
Accumulated deficit	(11,721,397)	(7,715,384)
Total stockholders' (deficit) equity	(869,059)	1,760,871
Total liabilities and stockholders' (deficit) equity	$2,943,192	$6,988,997

The accompanying notes are an integral part of these consolidated financial statements.

SNAP INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012
Revenues:
Subscription revenue	$12,560,856	$18,910,070
Advertising revenue	49,236	336,666
Total revenue	12,610,092	19,246,736
Costs and expenses
Programming, hosting and technology expense	5,035,482	4,487,018
Compensation expense	4,177,568	3,625,117
Professional fees	1,005,650	703,125
Advertising and marketing expense	4,170,064	9,876,097
General and administrative expense	3,711,885	3,911,327
Total costs and expenses	18,100,649	22,602,684
Loss from operations	(5,490,557)	(3,355,948)
Interest income, net	5,807	21,517
Gain (loss) on change in fair value of warrants	1,475,775	(679,325)
Other income (expense)	2,962	(16,885)
Loss before provision for income taxes	(4,006,013)	(4,030,641)
Provision for income taxes	-	-
Net loss	$(4,006,013)	$(4,030,641)

Net loss per common share:
Basic and diluted	$(0.10)	$(0.10)
Weighted average number of common shares used in calculating net loss per common share:
Basic and diluted	38,937,210	38,611,758

The accompanying notes are an integral part of these consolidated financial statements.

SNAP INTERACTIVE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-	Accumulated	Stockholders’ (Deficit)
	Shares	Amount	in Capital	Deficit	Equity
Balance at January 1, 2011	38,580,261	$38,580	$8,256,864	$(3,684,743)	$4,610,701
Exercise of stock options for common stock	252,565	253	50,598	-	50,851
Stock-based compensation expense for stock options	-	-	814,996	-	814,996
Stock-based compensation expense for restricted stock awards	-	-	314,964	-	314,964
Net loss	-	-	-	(4,030,641)	(4,030,641)
Balance at December 31, 2012	38,832,826	$38,833	$9,437,422	$(7,715,384)	$1,760,871
Stock issued in exchange for domain name	100,000	100	99,900	-	100,000
Shares issued for consulting services	50,000	50	(50)	-	-
Exercise of stock options	150,000	150	12,300	-	12,450
Stock-based compensation expense for restricted stock awards	-	-	849,132	-	849,132
Stock-based compensation expense for stock options	-	-	414,501	-	414,501
Net loss	-	-	-	(4,006,013)	(4,006,013)
Balance at December 31, 2013	39,132,826	$39,133	$10,813,205	$(11,721,397)	$(869,059)

The accompanying notes are an integral part of these consolidated financial statements.

 SNAP INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,006,013)	$(4,030,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174,640	151,007
Amortization of investment premium	-	6,205
Stock-based compensation expense	1,263,633	1,129,960
Loss (gain) on change in fair value of warrants	(1,475,775)	679,325
Loss on disposal of fixed assets	-	16,885
Changes in operating assets and liabilities:
Increase in restricted cash	(270,211)	(105,000)
Decrease in credit card holdback receivable	55,029	154,547
Decrease (increase) in accounts receivable	(65,351)	160,171
Decrease in accrued interest paid	-	5,907
Decrease (increase) in prepaid expenses and other current assets	89,961	(108,009)
Decrease in security deposit	-	19,520
Increase (decrease) in accounts payables, accrued expenses and other current liabilities	486,532	(843,470)
Decrease in deferred rent	(29,174)	(23,421)
Decrease in deferred subscription revenue	(697,458)	(614,177)
Increase in deferred advertising revenue	300,000	-
Net cash used in operating activities	(4,174,187)	(3,401,191)
Cash flows from investing activities:
Purchase of fixed assets	(48,553)	(137,978)
Purchase of non-marketable equity securities	(100,000)	-
Redemption of short-term investments	-	6,475,000
Repayment of notes receivable issued to employees	-	11,320
Issuance of notes receivable issued to employees and accrued interest	(4,850)	(38,233)
Net cash provided by (used in) investing activities	(153,403)	6,310,109
Cash flows from financing activities:
Proceeds from exercise of stock options	12,450	50,850
Net cash provided by financing activities	12,450	50,850
Increase (decrease) in cash and cash equivalents	(4,315,140)	2,959,768
Balance of cash and cash equivalents at beginning of period	5,357,596	2,397,828
Balance of cash and cash equivalents at end of period	$1,042,456	$5,357,596

Supplemental disclosure of cash flow information:
AYI.com domain name purchase in exchange for 100,000 shares of common stock	$100,000	$-

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

Comparative Data

Certain amounts from prior periods have been reclassified to conform to the current period presentation, including:

•	The reclassification of a $42,468 hosting expense for the year ended December 31, 2012 from general and administrative expenses to programming, hosting and technology expenses.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Accounting Standards Codification (“ASC”) No. 605, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

The Company has revenue streams consisting of subscriptions and advertisements.  The Company recognizes revenue from monthly premium subscription fees beginning in the month in which the services are provided.  Revenues are presented net of refunds, credits, and known and estimated credit card chargebacks.  During 2013, subscriptions were offered in durations of one-, three-, six- and twelve-month terms.  Longer-term plans (those with durations longer than one month) are generally available at discounted monthly rates.  All subscription fees, however, are collected at the time of purchase regardless of the length of the subscription term.  Revenues from multi-month subscriptions are recognized over the length of the subscription term rather than when the subscription is purchased.  The difference between the gross cash receipts collected and the revenue recognized from those sales during that reporting period will appear as deferred revenue.

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

In December 2013, the Company entered into a three month partnership with Match.com L.L.C, whereby the Company received an upfront payment in exchange for developing various integrations of Match.com L.L.C’s dating properties into the core AYI.com experience.  The upfront payment was recognized on the Company’s Consolidated Balance Sheet at December 31, 2013 as deferred advertising revenue and will be amortized on the Company’s Consolidated Statement of Operations ratably upon the commencement of the three month term commencing on February 14, 2014.

The Company’s payment processors have established routine reserve accounts to secure the performance of the Company’s obligations under its service agreements, which is standard practice within the payment processing industry.  These reserve accounts withhold a small percentage of the Company’s sales in a segregated account in the form of a six-month rolling reserve.  The funds that are withheld each month are returned to the Company on a monthly basis after six months of being held in the reserve account and any remaining funds will be returned to the Company 90 to 180 days following termination of such agreements.  These funds are classified as credit card holdback receivable and totaled $232,264 and $287,293 at December 31, 2013 and December 31, 2012, respectively.

The Company has an additional reserve for potential credit card chargebacks based on historical experience and knowledge of the industry.  The Company reserved $37,850 and $36,129 for potential future credit card chargebacks as of December 31, 2013 and 2012, respectively.

SNAP INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Segments

The Company operates in one reportable segment, and management assesses the Company’s financial performance and makes operating decisions based on a single operating unit.

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

The fair value of each option granted under the Company's Amended and Restated 2011 Long-Term Incentive Plan (the “Plan”) was estimated using the Black-Scholes option-pricing model (see Note 10 for further details).  Using this model, fair value is calculated based on assumptions with respect to the (i) expected volatility of the Company's common stock price, (ii) expected life of the award, which for options is the period of time over which employees and non-employees are expected to hold their options prior to exercise, (iii) expected dividend yield on the Company's common stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term.  Expected volatility is estimated based on the Company's historical volatilities.  The expected life of options has been determined using the "simplified" method as prescribed by Staff Accounting Bulletin (“SAB”) No. 110, an amendment to SAB No. 107, which uses the midpoint between the vesting date and the end of the contractual term.  The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying dividends in the foreseeable future.

Programming, Hosting and Technology Expense

Programming, hosting and technology expense includes the expenses associated with the operation of our data center, including labor, consulting, hosting, server, web design and programming expenses.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred.

Research and Development

The Company has adopted the provisions of ASC No. 350, Intangibles – Goodwill & Other.  Costs incurred in the planning stage of a website are expensed as research and development expenses while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years.  The Company did not capitalize any research and development expenses during the years ended December 31, 2013 and 2012.

SNAP INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net Income (Loss) Per Share

Basic net income (loss) per common share is determined using the two-class method and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period as defined by ASC No. 260,  Earnings Per Share.  The two-class method is an earnings allocation formula that determines income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  The two-class method treats a participating security as having rights to earnings that otherwise would have been available to common shareholders.  According to the contractual terms of participating securities, such securities do not participate in losses.

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

Receivables

At December 31, 2013, the Company had accounts receivable from payment processors in the amount of $421,969. The settlement of credit card sales by payment processors typically occurs several days after the date of the charge, and we generally receive payments from mobile payment processors and advertising networks on a monthly basis.

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

SNAP INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Restricted Cash

During the year ended December 31, 2012, the Company established a line of credit with JPMorgan Chase Bank, National Association related to the Company’s corporate credit cards, which required the Company to place a cash collateral guarantee of 105% of the monthly credit line of $100,000 in a certificate of deposit for twelve months as collateral.  Accordingly, the Company has reported $105,211 as restricted cash on the balance sheet as of December 31, 2013. During September 2013, the Company closed its corporate credit card account with JP Morgan.  On January 14, 2014, JP Morgan Chase released the $105,211 held in a certificate of deposit for the Company’s corporate credit card account (See Note 16).

On January 11, 2013, the Company obtained a letter of credit from JP Morgan in the amount of $200,000 in favor of Hewlett Packard Financial Services Company (“HP”).  This letter of credit expires on January 31, 2014 and was increased to $270,000 as of December 31, 2013.

4. Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	December 31, 2013	December 31, 2012
Accounts receivable	$423,220	$356,148
Less: Reserve for future chargebacks	(37,850)	(36,129)
Total accounts receivable, net	$385,370	$320,019

Credit card payments for subscriptions and micro-transaction purchases typically settle several days after the date of purchase.  As of December 31, 2013, the amount of unsettled transactions due from credit card payment processors amounted to $191,656, as compared to $112,885 at December 31, 2012.  At December 31, 2013, the amount of receivable due from Apple Inc. amounted to $217,536, as compared to $201,859 at December 31, 2012.  These amounts are included in our accounts receivable.

5. Fair Value Measurements

The fair value framework under the FASB’s guidance requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment.  The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

•	Level 1: Fair value measurement of the asset or liability using observable inputs such as quoted prices in active markets for identical assets or liabilities;

•
Level 2:  Fair value measurement of the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

•	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liability	$—	$—	$140,550	$140,550
Total warrant liability	$—	$—	$140,550	$140,550

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liability	$—	$—	$1,616,325	$1,616,325
Total warrant liability	$—	$—	$1,616,325	$1,616,325

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

The following table summarizes the values of certain assumptions used in our custom model to estimate the fair value of the warrant liability as of December 31, 2013 and December 31, 2012:

	December 31,	December 31,
	2013	2012
Stock price	$0.42	$1.25
Strike price	$2.50	$2.50
Remaining contractual term (years)	2.1	3.1
Volatility	109.6%	216.2%
Adjusted volatility	102.5%	136.4%
Risk-free rate	0.4%	0.4%
Dividend yield	0%	0%

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

ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), indicates that “in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability.”  In accordance with ASU 2011-04, management estimated fair value from the perspective of market participants.

 6. Cost-Method Investment

On January 31, 2013, the Company entered into a subscription agreement with Darrell Lerner and DCL Ventures, Inc. (“DCL”) in connection with Mr. Lerner’s separation from the Company. Pursuant to this agreement, the Company has made multiple investments in DCL by purchasing (i) 50,000 shares of DCL’s common stock for an aggregate purchase price of $50,000 in April 2013, (ii) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in July 2013, (iii) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in October 2013 and (iv) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in January 2014. These nonmarketable securities have been recorded in Investments on the Company’s Condensed Consolidated Balance Sheet measured on a cost basis (See Note 15).

As of December 31, 2013, the aggregate carrying amount of the Company’s cost-method investment in DCL, which was a noncontrolled entity, was $100,000. The Company assesses all cost-method investments for impairment quarterly. No impairment loss was recorded during the year ended December 31, 2013. The Company does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments (See Note 15).

SNAP INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Fixed Assets and Intangible Assets, Net

Fixed assets and intangible assets, net consisted of the following at:

	December 31,	December 31,
	2013	2012
Computer equipment	$252,879	$211,896
Furniture and fixtures	142,856	142,856
Leasehold improvements	382,376	377,727
Software	10,968	8,047
Website domain name	124,938	24,938
Website costs	40,500	40,500
Total fixed assets	954,517	805,964
Less: Accumulated depreciation and amortization	(432,055)	(257,415)
Total fixed assets and intangible assets, net	$522,462	$548,549

The Company only holds fixed assets in the United States.  Depreciation and amortization expense was $174,640 and $151,007 for the years ended December 31, 2013 and 2012, respectively.

8. Notes Receivable

At December 31, 2013, the Company had notes receivable in the aggregate amount of $170,566 due from three former employees.  The Company paid taxes on stock-based compensation on these employees’ behalf during 2011 and 2012 in exchange for these notes, and the outstanding amounts on the notes are secured by pledged stock certificates.  The notes are due at various times during 2021-2023 and bear interest rates between 2.31% and 3.57% per annum.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at:

	December 31,	December 31,
	2013	2012
Compensation and benefits	$499,500	$39,344
Deferred rent	37,463	30,354
Professional fees	134,179	163,500
Other accrued expenses	-	6,851
Total accrued expenses and other current liabilities	$671,142	$240,049

10. Income Taxes

The Company had no income tax benefit or provision for the year ended December 31, 2013. Since the Company incurred a net loss for the year ended December 31, 2013, there was no income tax expense for the period.  Increases in deferred tax balances have been offset by a valuation allowance and have no impact on our deferred income tax provision.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2013	2012
Deferred Tax Liability:
Furniture, fixtures, equipment and intangibles	$(48,716)	$(64,437)
Other	(17,105)	(10,162)
Warrants	(997,596)	(627,056)
Deferred Tax Assets:
Stock options for services	1,230,522	1,049,578
Net operating loss carry-forward	3,927,921	3,237,128
Reserve for future charge backs	26,037	16,674
Valuation allowance	(4,121,063)	(3,601,725)
Net deferred tax assets (liabilities)	$-	$-

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due to uncertainties regarding benefits and utilization of the total deferred tax assets, a valuation allowance of $4,121,063 has been recorded.  The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized.  The valuation allowance on our total deferred asset increased by $519,338 from 2012 to 2013.  At December 31, 2013, the Company had U.S. federal tax net operating loss (“NOL”) carry-forwards of $11,179,378, which will expire in between 2030 and 2033.

The deferred taxes do not account for NOL carry-forwards related to the windfall tax benefit of $26,128 for the period ended December 31, 2012 and $6,668 for the period ended December 31, 2013.

The deferred tax liability results primarily from the use of accelerated methods of depreciation of equipment for tax purposes and the fluctuation of the fair market value of warrants.

A reconciliation from the federal income tax provision from continuing operations at the statutory rate to the effective rate is as follows:

	Year Ended December 31,
	2013	2012
Federal income tax benefit at statutory rate	$(1,385,270)	$(1,410,724)
Increase (decrease) in income taxes resulting from:
State and local income taxes	854,100	(598,095)
Change in deferred tax asset valuation allowance	519,337	1,994,482
Stock based compensation	-	-
Non-deductible expenses	11,833	14,337
Other	-	-
Income Tax Expense	$-	$-

The Company files U.S. federal income tax returns, as well as income tax returns for New York State, and New York City.  The following years remain open for possible examination:  2008, 2009, 2010, 2011 and 2012.

11. Stock-Based Compensation

The Plan was adopted effective May 24, 2011, and subsequently amended and restated in its entirety on October 21, 2011.  The Plan permits the Company to award grants of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares of common stock, restricted stock units, performance stock, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer), non-employee directors and consultants.  The maximum number of shares of common stock that may be delivered pursuant to awards granted under the Plan is 7,500,000 shares, of which 100% may be delivered pursuant to incentive stock options.  As of December 31, 2013, there were 3,400,210 shares available for future issuance under the Plan.

Stock Options

The following table summarizes the weighted average values of the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the year ended December 31, 2013:

Expected volatility	246.4%
Expected life of option	6.13 Years
Risk free interest rate	1.25%
Expected dividend yield	0.0%

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes stock option activity for the year ended December 31, 2013:

	Number of Options	Weighted Average Exercise Price
Stock Options:
Outstanding at December 31, 2012	4,525,205	$0.97
Granted	1,684,960	0.58
Exercised	(150,000)	0.08
Expired or canceled, during the period	(580,000)	1.07
Forfeited, during the period	(1,350,375)	1.26
Outstanding at December 31, 2013	4,129,790	0.74
Exercisable at December 31, 2013	2,241,353	$0.78

At December 31, 2013, the aggregate intrinsic value of stock options that were outstanding and exercisable was $9,100 and $9,100, respectively.  At December 31, 2012, the aggregate intrinsic value of stock options that were outstanding and exercisable was $1,807,362 and $1,179,516, respectively.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

Stock-based compensation expense was $414,501 and $814,996 during the years ended December 31, 2013 and 2012, respectively.

Non-employee stock option activity is broken out for disclosure purposes below, but is included in total stock option activity on the previous page.  The following table summarizes non-employee stock option activity for the year ended December 31, 2013:

	Number of Options	Weighted Average Exercise Price
Non-employee Stock Options:
Outstanding at December 31, 2012	900,000	$1.08
Granted	50,000	0.54
Forfeited, during the period	(300,000)	1.21
Expired or canceled, during the period	(450,000)	1.00
Outstanding at December 31, 2013	200,000	0.93
Exercisable at December 31, 2013	200,000	$0.93

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013, the aggregate intrinsic value of non-employee stock options that were outstanding and exercisable was $0.  At December 31, 2012, the aggregate intrinsic value of non-employee stock options that were outstanding and exercisable was $152,500 and $137,500, respectively

Stock-based compensation expense relating to non-employee stock options was $129,411 and $115,178 during the years ended December 31, 2013 and 2012, respectively.

The following table summarizes unvested stock option activity for the year ended December 31, 2013:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested Stock Options:
Unvested stock options outstanding at December 31, 2012	2,353,591	$0.99
Granted	1,684,960	0.57
Vested	(799,739)	0.80
Forfeited, during the period	(1,350,375)	0.90
Unvested stock options outstanding at December 31, 2013	1,888,437	$0.57

There was $1,044,158 and $1,846,201 of total unrecognized compensation expense related to unvested stock options at December 31, 2013 and 2012, respectively, which is expected to be recognized over a weighted average remaining vesting period of 2.85 and 2.58 years, respectively.

At December 31, 2013, there was no unrecognized compensation expense related to unvested non-employee stock options. At December 31, 2012, there was $419,206 of total unrecognized compensation expense related to unvested non-employee stock options, which is expected to be recognized over a weighted average period of 1.57 years.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the year ended December 31, 2013:

	Number of RSAs	Weighted Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at December 31, 2012	5,175,000	$0.61
Granted	5,730,000	0.52
Vested	(50,000)	0.61
Outstanding at December 31, 2013	10,855,000	$0.56

At December 31, 2013, there was $4,930,101 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 8.34 years.  At December 31, 2012, there was $3,169,203 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 9.00 years.

Stock-based compensation expense relating to restricted stock awards was $849,132 and $314,964 for the years ended December 31, 2013 and 2012, respectively.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-employee restricted stock award activity is broken out for disclosure purposes below, but is included in total stock option activity on the previous table.  The following table summarizes non-employee stock option activity for the year ended December 31, 2013:

	Number of RSAs	Weighted Average Grant Date Fair Value
Non-Employee:
Outstanding at December 31, 2012	925,000	$0.80
Granted	250,000	0.74
Vested	(50,000)	0.61
Outstanding at December 31, 2013	1,125,000	$0.42

At December 31, 2013, there was $402,724 of total unrecognized compensation expense related to non-employee unvested restricted stock awards, which is expected to be recognized over a weighted average period of 8.05 years.

Stock-based compensation expense relating to non-employee restricted stock awards was $54,721 for the year ended December 31, 2013.

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

We also issued warrants to purchase 255,000 shares of our common stock to the placement agents in January 2011 in connection with the equity financing as consideration for their services. These warrants have the same terms, including exercise price, registration rights and expiration, as the warrants issued to the investors in the equity financing.

Warrant Liability

In connection with the issuance of these warrants, the Company recorded a warrant liability on its Consolidated Balance Sheet based on the estimated fair value of the common stock warrants as of reporting dates.  The warrants are valued at the end of each reporting period and any changes in the fair value of the warrants are recorded as  “Gain (loss) on change in fair value of warrants” on the Company’s Consolidated Statement of Operations, based on the changes during the respective periods.  The fair value of these warrants was $140,550 and $1,616,325 at December 31, 2013 and December 31, 2012, respectively, based on a model developed with the assistance of an independent third-party valuation expert.

The mark-to-market gain (loss) on these warrants was $1,475,775 and ($679,325) for the years ended December 31, 2013 and December 31, 2012, respectively, and was not presented within loss from operations.

Common Stock Issued for Warrants Exercised

In April 2011, we issued 37,500 shares of our common stock and received net proceeds of $88,125 after an investor exercised warrants issued in our equity financing at an exercise price of $2.50 per share.

The following table summarizes warrant activity for the year ended December 31, 2013:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants:
Outstanding at December 31, 2012	2,342,500	$2.50
Granted	-
Exercised	-
Forfeited	-
Outstanding at December 31, 2013	2,342,500	2.50
Warrants exercisable at December 31, 2013	2,342,500	$2.50

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Net Loss Per Common Share

Basic net loss per common share is computed based upon the weighted average common shares outstanding as defined by ASC No. 260, Earnings Per Share.  Diluted net loss per common share includes the dilutive effects of stock options, warrants and stock equivalents.  To the extent stock options, stock equivalents and warrants are antidilutive, they are excluded from the calculation of diluted net loss per share.  For the year ended December 31, 2013, 6,472,290 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.  For the year ended December 31, 2012, 6,867,705 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share:

	Year Ended
	December 31,
	2013	2012
Numerator:
Net loss	$(4,006,013)	$(4,030,641)
Denominator:
Basic shares:
Weighted-average common shares outstanding	38,937,210	38,611,758
Diluted shares:
Weighted-average shares used to compute basic net loss per share	38,937,210	38,611,758
Add: Weighted average shares assumed to be issued upon conversion of convertible notes as of the date of issuance	-	-
Warrants and options as of beginning of period	-	-
Weighted-average shares used to compute diluted net loss per share	38,937,210	38,611,758

Net loss per share:
Basic	$(0.10)	$(0.10)
Diluted	$(0.10)	$(0.10)

14. Commitments

On May 23, 2011, the Company executed a non-cancelable operating lease for corporate office space which began on June 1, 2011 and expires on March 30, 2015.  Total base rent due during the term of the lease is $973,595.  Monthly rent escalates during the term, but is recorded on a straight-line basis over the term of the lease.  The Company can terminate the final five months of the lease with eight months prior notice and the payment of unamortized costs.  Rent expense under this lease for the years ended December 31, 2013 and 2012 was $253,982.

During 2012, the Company entered into multiple two-year lease agreements with HP for equipment and certain financed items. During 2013, we entered into two additional two-year lease agreements with HP for equipment and certain financed items. Monthly rent expense is $23,248 until September 2014, $16,664 until May 2015, and then $1,306 per month until July 2015.  Rent expense under the HP leases for the year ended December 31, 2013 and 2012 totaled $217,726 and $42,468, respectively. On January 11, 2013, the Company obtained a letter of credit from JP Morgan in the amount of $200,000 in favor of HP. This letter of credit expires on January 31, 2014 and was increased to $270,000 as of September 30, 2013 (See Note 3).

The Company entered into a two-year service agreement with Equinix Operating Co., Inc. (“Equinix”) whereby Equinix agreed to provide certain products and services to the Company from January 2013 to January 2015.  Pursuant to the service agreement, the Company agreed to pay monthly recurring fees in the amount of $8,450 and certain nonrecurring fees in the amount of $9,700.  The agreement automatically renews for additional twelve month terms unless earlier terminated by either party.  Hosting expense under this lease totaled $180,495 for the year ended December 31, 2013.

At December 31, 2013, future minimum payments under non-cancelable operating leases were as follows:

Year	Amount
2014	552,736
2015	160,306
2016	-
2017 and thereafter	-
Total	$713,042

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  Related Party Transactions

On January 31, 2013, the Company entered into a subscription agreement with Darrell Lerner and DCL in connection with his separation from the Company.  Pursuant to this agreement, the Company purchased (i) 50,000 shares of DCL’s common stock for an aggregate purchase price of $50,000 in April 2013, (ii) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in July 2013, (iii) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in October 2013 and (iv) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in January 2014.

On January 31, 2013, the Company entered into a consulting agreement with Mr. Lerner, pursuant to which Mr. Lerner agreed to serve as a consultant to the Company for a three-year period, beginning on February 1, 2013 (the “Effective Date”). Pursuant to the agreement, Mr. Lerner agreed to assist and advise the Company on legal, financial and other matters for which he has knowledge that pertains to the Company, as the Company reasonably requests. As compensation for his services, the Company agreed to pay Mr. Lerner a monthly fee of $25,000 for the initial two year period of the agreement and a monthly fee of $5,000 for every month thereafter. The monthly payments under the agreement are conditioned upon Mr. Lerner’s compliance with a customary confidentiality covenant covering certain information concerning the Company, a covenant not to compete during the term of the agreement and for a period of one year following the termination of the agreement, a non-solicitation covenant for a period of six months immediately following the later of the termination of the agreement or the end of the term of the agreement and a non-disparagement covenant regarding the Company.

The consulting agreement is for a three-year period; provided, however, that the Company may terminate the agreement at any time without notice and may renew the term of the agreement by providing written notice to Mr. Lerner prior to or at the expiration of the term. If the Company terminates the agreement without “cause” (as defined in the agreement) prior to the three-year anniversary of the Effective Date, the Company has agreed to (i) pay Mr. Lerner the amount of the monthly fees owed to Mr. Lerner for the period from the Effective Date to the two year anniversary of the Effective Date and (ii) take all commercially reasonably actions to cause (A) 325,000 shares of restricted common stock of the Company previously granted to Mr. Lerner, (B) 600,000 shares of restricted common stock of the Company previously granted to Mr. Lerner and (iii) 150,000 shares of restricted common stock of the Company granted to Mr. Lerner pursuant to the agreement, to be vested as of the date of such termination.

On January 31, 2013, the Company entered into a restricted stock award agreement with Mr. Lerner, pursuant to which the Company issued 150,000 restricted shares of common stock to Mr. Lerner. Pursuant to the agreement, the restricted shares of common stock will vest upon the earlier of (i) the tenth anniversary of the date of grant, (ii) a “change in control” as defined in the agreement and (iii) on the date of Mr. Lerner’s termination of service without “cause” as such term is defined in the written employment or consulting agreement between the Company and Mr. Lerner that is in effect on the date of Mr. Lerner’s termination of service; provided that for purposes of provisions (i) and (ii) above, Mr. Lerner must be employed or providing services to the Company or its subsidiaries on the applicable vesting date. In addition, if the Company decides not to renew any written employment agreement or consulting agreement between the Company and Mr. Lerner without “cause” (as such term is defined in such agreement), and Mr. Lerner suffers a termination of service in connection with such non-renewal, then the termination of service shall be treated as a termination of service without “cause” for purposes of the agreement and such restricted shares of common stock would vest upon the date of Mr. Lerner's termination of service.

On April 10, 2013, the Company awarded Clifford Lerner 5,000,000 restricted shares of common stock.  Pursuant to the terms of the restricted stock award agreement, (i) fifty percent (50%) of the restricted shares will vest on the third anniversary of grant date, and (ii) the remaining fifty percent (50%) shares will vest on the fourth anniversary of grant date; provided, that any unvested shares will immediately vest on the effective date of a change in control.

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

16. Subsequent Events

Certificate of Deposit

On January 14, 2014, JP Morgan Chase released the $105,211 held in a certificate of deposit for the Company’s corporate credit card account (See Note 3).

Employment Agreement

On February 28, 2014, the Board of Directors of the Company appointed Alexander Harrington to serve as the Company’s Chief Operating Officer, effective February 28, 2014. On February 28, 2014, the Company entered into an Executive Employment Agreement (the “Employment Agreement”) with Alexander Harrington to employ Mr. Harrington as the Company’s Chief Operating Officer, effective as of February 28, 2014. In connection with Jon Pedersen’s resignation from the position of Chief Financial Officer of the Company (as discussed below) and pursuant to the Employment Agreement, Mr. Harrington will assume the duties of the Chief Financial Officer (including the roles of Principal Financial Officer and Principal Accounting Officer) of the Company beginning on the date of Mr. Pedersen’s resignation and lasting until such time as the Company appoints a full time Chief Financial Officer.

The Employment Agreement has an initial term of one year, and will be automatically renewed for a successive one-year terms, unless earlier terminated by either party upon prior written notice. Pursuant to the Employment Agreement, Mr. Harrington is entitled to the following compensation and benefits:

•
A base salary at an annual rate of $250,000, which will increase to $275,000 if (i) the Company’s net cash provided by operating activities (as reported on the Company’s consolidated statements of cash flows) for the quarter ending December 31, 2014 is positive and (ii) as of January 1, 2015 the Company’s total cash, cash equivalents and restricted cash less any outstanding debt, as reported on the Company’s consolidated balance sheet, exceeds $2,000,000 (the “Bonus Compensation Terms”). The base salary will be reviewed at least annually, and may be increased by the Board of Directors of the Company.

•
A guaranteed annual incentive bonus of $50,000 beginning on or before the last business day in January 2015 and on or before the last business day in January for each subsequent year during the employment period. Additionally, the Employment Agreement provides for a supplementary annual incentive bonus of $75,000, subject to the fulfillment of the Bonus Compensation Terms.

•	A stock option to purchase 1,000,000 shares of common stock as described below.

•	Four weeks paid vacation annually and reimbursement of transportation costs up to $500 per month and cellular and data services up to $250 per month.

•	Eligibility to participate in the Company’s benefit plans that are generally provided for all employees.

Pursuant to its terms and conditions, the Employment Agreement may be terminated by the Company (i) upon Mr. Harrington’s death or permanent disability, (ii) for Cause (as defined in the Employment Agreement) or (iii) without Cause upon prior written notice to Mr. Harrington. The Employment Agreement may be terminated by Mr. Harrington (i) for Good Reason (as defined in the Employment Agreement) or (ii) other than for Good Reason, upon prior written notice to the Company.

If the Company terminates Mr. Harrington for any reason he is entitled to his earned but unpaid base salary through the date of termination, any amounts to which he is entitled under the Company’s benefit plans and any unreimbursed reasonable business expenses (the “Termination Benefits”). Additionally, if the Company terminates Mr. Harrington without Cause or Mr. Harrington terminates his employment for Good Reason, he is entitled to the following benefits, subject to a general release of claims in favor of the Company and compliance with certain other restrictive covenants in the Employment Agreement:

•
If the termination occurs either prior to a change in control or within one year following a change in control, Mr. Harrington will be entitled to six months of his then-current base salary in addition to the Termination Benefits.

•
If the termination occurs during the one year period following a change in control, Mr. Harrington will be entitled to an amount equal to a one-time payment of his annualized base salary as in effect on the date of the change in control.

Immediately prior to Mr. Harrington’s employment, the Company also granted Mr. Harrington a stock option to purchase 1,000,000 shares of the Company’s common stock. The stock option is subject to the terms and conditions of a stock option agreement, which terms include that:  the stock option will vest 20% on each anniversary of the date of grant; provided, that upon a (i)  “change in control”, 50% of the then unvested options will immediately vest and the remaining unvested options will vest on the earlier of (a) the original date such options would have vested or (b) the first anniversary of the effective date of the change in control (subject to early termination or forfeiture in accordance with the terms of the award agreement).The stock option will be subject to immediate forfeiture upon violation of any non-compete or non-solicitation provisions of the Employment Agreement and  upon Mr. Harrington’s termination without Cause or for Good Reason, the stock option, to the extent then vested, shall remain exercisable until the tenth anniversary of the option’s grant date.

Pursuant to the Employment Agreement, Mr. Harrington is also subject to a confidentiality covenant, a six month non-compete covenant, a one year non-solicitation covenant and  trading restrictions, which include a one year lock up period on the stock option granted.

Advisor Agreement

On March 4, 2014, the Company entered into an Advisor Agreement (the “Advisor Agreement”) with Jon Pedersen to employ Mr. Pedersen as an advisor to the Company, effective as of March 15, 2014. In connection with the Advisor Agreement, Mr. Pedersen resigned from the position of Chief Financial Officer of the Company effective as of March 15, 2014

Pursuant to the Advisor Agreement, Mr. Pedersen agreed to serve as an advisor to the Company on legal, financial and other matters for which he has knowledge that pertains to the Company, as the Company reasonably requests. The term of the Advisor Agreement is six (6) months, beginning on March 15, 2014.

As compensation for Mr. Pedersen’s services and pursuant to the Advisor Agreement, on March 4, 2014, the Company granted Mr. Pedersen a nonqualified stock option to purchase 25,000 shares of common stock, par value $0.001 per share, at a price equal to the fair market value of the Company’s common stock on the date of the grant. The stock option is subject to the terms and conditions of the award agreement. The stock option, once vested, remains exercisable until the sixth anniversary of the date of grant, provided that in the event the Mr. Pedersen is terminated for Cause (as defined in the award agreement), both the vested and unvested portion of the stock option shall immediately terminate and no longer be exercisable.

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

Based on the evaluation as of December 31, 2013, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013, and based on that evaluation they concluded that our internal control over financial reporting was not effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on that re-evaluation due to material weakness identified below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2013 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2013, the Company determined that the following item constituted a material weakness:

•	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act).

ITEM 9B.	OTHER INFORMATION

Executive Employment Agreement

On February 28, 2014, the Board of Directors of the Company appointed Alexander Harrington to serve as the Company’s Chief Operating Officer, effective February 28, 2014. On February 28, 2014, the Company and Mr. Harrington entered into the Employment Agreement to employ Mr. Harrington as the Company’s Chief Operating Officer, effective as of February 28, 2014. Upon Mr. Pedersen’s resignation from the position of Chief Financial Officer of the Company (as discussed below) and pursuant to the Employment Agreement, Mr. Harrington will assume the duties of the Chief Financial Officer (including the roles of principal financial officer and principal accounting officer) of the Company beginning on the date of Mr. Pedersen’s resignation and lasting until such time as the Company appoints a full time Chief Financial Officer.

The Employment Agreement has an initial term of one year, and will be automatically renewed for a successive one-year terms, unless earlier terminated by either party upon prior written notice. Pursuant to the Employment Agreement, Mr. Harrington is entitled to the following compensation and benefits:

•
A base salary at an annual rate of $250,000, which will increase to $275,000 if (i) the Company’s net cash provided by operating activities (as reported on the Company’s consolidated statements of cash flows) for the quarter ending December 31, 2014 is positive and (ii) as of January 1, 2015 the Company’s total cash, cash equivalents and restricted cash less any outstanding debt, as reported on the Company’s consolidated balance sheet, exceeds $2,000,000 (the “Bonus Compensation Terms”). The base salary will be reviewed at least annually, and may be increased by the Board of Directors of the Company.

•
A guaranteed annual incentive bonus of $50,000 beginning on or before the last business day in January 2015 and on or before the last business day in January for each subsequent year during the employment period. Additionally, the Employment Agreement provides for a supplementary annual incentive bonus of $75,000, subject to the fulfillment of the Bonus Compensation Terms.

•	A stock option to purchase 1,000,000 shares of common stock as described below.

•	Four weeks paid vacation annually and reimbursement of transportation costs up to $500 per month and cellular and data services up to $250 per month.

•	Eligibility to participate in the Company’s benefit plans that are generally provided for all employees.

Pursuant to its terms and conditions, the Employment Agreement may be terminated by the Company (i) upon Mr. Harrington’s death or permanent disability, (ii) for Cause (as defined in the Employment Agreement) or (iii) without Cause upon prior written notice to Mr. Harrington. The Employment Agreement may be terminated by Mr. Harrington (i) for Good Reason (as defined in the Employment Agreement) or (ii) other than for Good Reason, upon prior written notice to the Company.

If the Company terminates Mr. Harrington for any reason he is entitled to his earned but unpaid base salary through the date of termination, any amounts to which he is entitled under the Company’s benefit plans and any unreimbursed reasonable business expenses (the “Termination Benefits”). Additionally, if the Company terminates Mr. Harrington without Cause or Mr. Harrington terminates his employment for Good Reason, he is entitled to the following benefits, subject to a general release of claims in favor of the Company and compliance with certain other restrictive covenants in the Employment Agreement:

•
If the termination occurs either prior to a change in control or within one year following a change in control, Mr. Harrington will be entitled to six months of his then-current base salary in addition to the Termination Benefits.

•
If the termination occurs during the one year period following a change in control, Mr. Harrington will be entitled to an amount equal to a one-time payment of his annualized base salary as in effect on the date of the change in control.

Immediately prior to Mr. Harrington’s employment, the Company also granted Mr. Harrington a stock option to purchase 1,000,000 shares of the Company’s common stock. The stock option is subject to the terms and conditions of a stock option agreement, which terms include that:  the stock option will vest 20% on each anniversary of the date of grant; provided, that upon a (i)  “change in control”, 50% of the then unvested options will immediately vest and the remaining unvested options will vest on the earlier of (a) the original date such options would have vested or (b) the first anniversary of the effective date of the change in control (subject to early termination or forfeiture in accordance with the terms of the award agreement).The stock option will be subject to immediate forfeiture upon violation of any non-compete or non-solicitation provisions of the Employment Agreement and  upon Mr. Harrington’s termination without Cause or for Good Reason, the stock option, to the extent then vested, shall remain exercisable until the tenth anniversary of the option’s grant date.

Pursuant to the Employment Agreement, Mr. Harrington is also subject to a confidentiality covenant, a six month non-compete covenant, a one year non-solicitation covenant and  trading restrictions, which include a one year lock up period on the stock option granted.

Advisor Agreement

On March 4, 2014, the Company entered into the Advisor Agreement and a stock option agreement with Jon Pedersen. In connection with the Advisor Agreement, Mr. Pedersen resigned from the position of Chief Financial Officer of the Company effective as of March 15, 2014.

Pursuant to the Advisor Agreement, Mr. Pedersen agreed to serve as an advisor to the Company on legal, financial and other matters for which he has knowledge that pertains to the Company, as the Company reasonably requests. The term of the Advisor Agreement is six (6) months, beginning on March 15, 2014.

As compensation for Mr. Pedersen’s services and pursuant to the Advisor Agreement, on March 4, 2014, the Company granted Mr. Pedersen a nonqualified stock option to purchase 25,000 shares of common stock, par value $0.001 per share, at a price equal to the fair market value of the Company’s common stock on the date of the grant. The stock option is subject to the terms and conditions of the award agreement which provide that the stock option shall vest on the six month anniversary of the date of grant. The stock option, once vested, remains exercisable until the sixth anniversary of the date of grant, provided that in the event the Mr. Pedersen is terminated for Cause (as defined in the award agreement), both the vested and unvested portion of the stock option shall immediately terminate and no longer be exercisable.

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

1.	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012
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

Dated: March 5, 2014	SNAP INTERACTIVE, INC.

	By:	/s/ Clifford Lerner
Clifford Lerner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clifford Lerner	President, Chief Executive Officer and Director	March 5, 2014
Clifford Lerner	(Principal Executive Officer)

/s/ Jon D. Pedersen, Sr.	Chief Financial Officer	March 5, 2014
Jon D. Pedersen, Sr.	(Principal Financial Officer and Principal Accounting Officer)

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

10.1
Statement of Rights and Responsibilities, by and between Snap Interactive, Inc. and Facebook Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed March 31, 2011 by the Company with the SEC).

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

10.4	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed January 21, 2011 by the Company with the SEC).

10.5	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed January 21, 2011 by the Company with the SEC).

10.6†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of the Company filed on May 24, 2011 by the Company with the SEC).

10.7†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 of the Company filed on May 24, 2011 by the Company with the SEC).

10.8†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 of the Company filed on May 24, 2011 by the Company with the SEC).

10.9†
Amended and Restated Snap Interactive, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed on November 14, 2011 by the Company with the SEC).

10.10†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on November 14, 2011 by the Company with the SEC).

10.11
Restricted Stock Award Agreement, dated as of December 28, 2012, by and between Darrell Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 99.4 to the Amendment No. 1 to Schedule 13D filed on January 2, 2013 by the Reporting Person with the SEC).

10.12
Award Cancellation and Release Agreement, effective as of December 28, 2012, by and between Darrell Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 99.5 to the Amendment No. 1 to Schedule 13D filed on January 2, 2013 by the Reporting Person with the SEC).

10.13
First Amendment to Restricted Stock Award Agreement, dated as of December 28, 2012, by and between Darrell Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 99.6 to the Amendment No. 1 to Schedule 13D filed on January 2, 2013 by the Reporting Person with the SEC).

10.14
Severance and General Release Agreement, dated as of January 31, 2013, by and between Darrell Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 5, 2013 by the Company with the SEC).

10.15
Restricted Stock Award Agreement, dated as of January 31, 2013, by and between Darrell Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on February 5, 2013 by the Company with the SEC).

10.16
Consulting Agreement, dated as of January 31, 2013, by and between Darrell Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on February 5, 2013 by the Company with the SEC).

10.17
Subscription Agreement, dated as of January 31, 2013, by and among Darrell Lerner, DCL Ventures, Inc., and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on February 5, 2013 by the Company with the SEC).

10.18†
Executive Employment Agreement, dated as of April 10, 2013, by and between Clifford Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.4 to the Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 of the Company filed on April 11, 2013 by the Company with the SEC).

10.19†
Amended and Restated Executive Employment Agreement, dated as of April 10, 2013, by and between Jon D. Pedersen, Sr. and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.5 to the Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 of the Company filed on April 11, 2013 by the Company with the SEC).

10.20
Restricted Stock Award Agreement, dated as of April 10, 2013, by and between Clifford Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 99.4 to the Schedule 13D filed on April 12, 2013 by the Reporting Person with the SEC).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

† Management contract or compensatory plan arrangement.
* Filed herewith.