Form 10-Q
period 2014-03-31
Snap Interactive, Inc
filed 2014-05-05
CIK 1355839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2014
Common Stock, par value $0.001 per share	39,157,826

SNAP INTERACTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

Table of Contents

PART I. FINANCIAL INFORMATION

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
●
our heavy reliance on the Facebook platform to run our application and Facebook Inc.’s ability to discontinue, limit or restrict access to its platform by us or our application, change its terms and conditions or other policies or features, including restricting methods of collecting payments  or placing advertisements and establish more favorable relationships with one or more of our competitors or develop an application or feature that competes with our application;

●	our ability to maintain good relationships with Apple Inc. and Google Inc.;
●	our reliance on our President, Chief Executive Officer and sole director;
●	the intense competition in the online dating industry;
●	our reliance on a small percentage of our total users for substantially all of our revenue;
●	our ability to develop, establish and maintain a strong brand;
●	our ability to develop and market new technologies to respond to rapid technological changes;
●	our ability to effectively manage our growth, including attracting and retaining qualified employees;
●	our ability to generate subscribers through advertising and marketing agreements with third party advertising and marketing providers;
●	our reliance on email campaigns to convert users to subscribers and to retain subscribers;
●	the effect of any interruption or failure of our data center;
●	the effect of an interruption or failure of our programming code, servers or technological infrastructure;
●	the effect of security breaches, computer viruses and computer hacking attacks;
●	our ability to comply with laws and regulations regarding privacy and protection of user data;
●	our reliance upon credit card processors and related merchant account approvals;
●	governmental regulation or taxation of the online dating, social dating or Internet industries;
●	the impact of any claim that we have infringed on intellectual property rights of others;
●	our ability to protect our intellectual property rights;
●	the risk that we might be deemed a “dating service” or an “Internet dating service” under various state regulations;
●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;
●	our ability to obtain additional capital or financing to execute our business plan;
●	our ability to repay indebtedness; and
●	our ability to maintain effective internal control over financial reporting.

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this report. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this report, except to the extent required by applicable securities laws.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$432,869	$927,352
Restricted cash	385,327	490,315
Credit card holdback receivable	310,313	232,264
Accounts receivable, net of allowances and reserves of $41,402 and $37,850, respectively	321,852	385,370
Prepaid expense and other current assets	75,774	114,863
Total current assets	1,526,135	2,150,164
Fixed assets and intangible assets, net	482,929	522,462
Notes receivable	171,799	170,566
Investments	125,000	100,000
Total assets	$2,305,863	$2,943,192

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	1,219,823	861,730
Accrued expenses and other current liabilities	360,866	671,142
Deferred subscription revenue	2,087,909	1,826,771
Deferred advertising revenue	146,667	300,000
Total current liabilities	3,815,265	3,659,643
Long term deferred rent	-	12,058
Warrant liability	70,275	140,550
Total liabilities	3,885,540	3,812,251
Stockholders' equity (deficit):
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 49,507,826 and 49,987,826 shares issued, respectively, and 39,157,826 and 39,132,826 shares outstanding, respectively	39,158	39,133
Additional paid-in capital	11,035,656	10,813,205
Accumulated deficit	(12,654,491)	(11,721,397)
Total stockholders' equity (deficit)	(1,579,677)	(869,059)
Total liabilities and stockholders' equity (deficit)	$2,305,863	$2,943,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Subscription revenue	$3,139,020	$3,427,891
Advertising revenue	153,333	41,669
Total revenues	3,292,353	3,469,560
Costs and expenses:
Programming, hosting and technology expense	942,411	1,385,391
Compensation expense	769,403	797,070
Professional fees	250,155	267,104
Advertising and marketing expense	1,472,210	1,131,680
General and administrative expense	863,417	1,146,026
Total costs and expenses	4,297,596	4,727,271
Loss from operations	(1,005,243)	(1,257,711)
Interest income, net	1,874	1,665
Gain on change in fair value of warrants	70,275	1,100,975
Loss before provision for income taxes	(933,094)	(155,071)
Provision for income taxes	-	-
Net loss	$(933,094)	$(155,071)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.00)
Weighted average number of common shares used in calculating net loss per common share:
Basic and diluted	39,142,548	38,908,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

			Additional		Stockholders’
	Common Stock		Paid-	Accumulated	Equity
	Shares	Amount	in Capital	Deficit	(Deficit)
Balance at December 31, 2013	39,132,826	$39,133	$10,813,205	$(11,721,397)	$(869,059)
Shares issued for consulting services	25,000	25	(25)	-	-
Stock-based compensation expense for restricted stock awards	-	-	174,822	-	47,654
Stock-based compensation expense for stock options	-	-	47,654	-	174,822
Net loss	-	-	-	(933,094)	(933,094)
Balance at March 31, 2014	39,157,826	$39,158	$11,035,656	$(12,654,491)	$(1,579,677)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(933,094)	$(155,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,263	42,033
Stock-based compensation expense	222,476	74,947
Gain on change in fair value of warrants	(70,275)	(1,100,975)
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	104,988	(200,211)
Decrease (increase) in credit card holdback receivable	(78,049)	43,367
Decrease in accounts receivable	63,518	12,709
Decrease in prepaid expenses and other current assets	39,089	42,210
Increase in accounts payables, accrued expenses and other current liabilities	46,002	532,815
Decrease in deferred rent	(10,243)	(7,293)
Increase (decrease) in deferred subscription revenue	261,138	(456,376)
Decrease in deferred advertising revenue	(153,333)	-
Net cash used in operating activities	(464,520)	(1,171,845)
Cash flows from investing activities:
Purchase of fixed assets	(3,730)	(20,296)
Purchase of non-marketable equity securities	(25,000)	-
Issuance of notes receivable issued to employees and accrued interest	(1,233)	(1,169)
Net cash used in investing activities	(29,963)	(21,465)
Cash flows from financing activities:
Net cash provided by financing activities	-	-
Decrease in cash and cash equivalents	(494,483)	(1,193,310)
Balance of cash and cash equivalents at beginning of period	927,352	5,357,596
Balance of cash and cash equivalents at end of period	$432,869	$4,164,286

Supplemental disclosure of cash flow information:
AYI.com domain name purchase in exchange for 100,000 shares of common stock	$-	$100,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include Snap Interactive, Inc. and its wholly owned subsidiaries, eTwine, Inc. and Snap Mobile Limited (collectively, the “Company”).  The condensed consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information.   We have not included certain information normally included in annual financial statements pursuant to those rules and regulations, although we believe that the disclosure included herein is adequate to make the information presented not misleading.

The financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 5, 2014.

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented.  The Company’s historical results are not necessarily indicative of future operating results and the results for the three months ended March 31, 2014 are not necessarily indicative of results for the year ending December 31, 2014, or for any other period.

Certain amounts from prior periods have been reclassified to conform to the current period presentation, including the reclassification of a letter of credit of $115,104 from cash and cash equivalents to restricted cash.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2014, there were no material changes to the Company’s significant accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 5, 2014.

3. Restricted Cash

During 2011, the Company established a line of credit with Sentinel Benefits Group, Inc. (“Sentinel Group”) related to the Company’s operating office lease and placed a cash security deposit of $115,104 in a letter of credit for the life of the lease.  Accordingly, the Company has recorded $115,327 including interest as restricted cash on the balance sheet as of March 31, 2014 and December 31, 2013.

On January 11, 2013, the Company obtained a letter of credit from JP Morgan Chase Bank, N.A. (“JP Morgan”) in the amount of $200,000 in favor of Hewlett Packard Financial Services Company (“HP”).  The amount was subsequently increased to $270,000 in September 2013.  This letter of credit expired on January 31, 2014 but was replaced with a new letter of credit in the amount of $270,000 as of March 31, 2014 (see Note 14).

4. Accounts Receivable, Net

Accounts receivable, net consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Accounts receivable	$363,254	$423,220
Less: Reserve for future chargebacks	(41,402)	(37,850)
Total accounts receivable, net	$321,852	$385,370

Credit card payments for subscriptions and micro-transactions typically settle several days after the date of purchase. The amount of unsettled transactions due from credit card payment processors was $149,643 as of March 31, 2014, compared to $191,656 at December 31, 2013. The amount of accounts receivable due from Apple Inc. was $195,478 as of March 31, 2014, compared to $217,536 at December 31, 2013. These amounts are included in our accounts receivable.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Fair Value Measurements

The fair value framework under the Financial Accounting Standards Board’s guidance requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, would generally require significant management judgment.  The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

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

●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes the liabilities measured at fair value on a recurring basis as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liability	$—	$—	$70,275	$70,275
Total warrant liability	$—	$—	$70,275	$70,275

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liability	$—	$—	$140,550	$140,550
Total warrant liability	$—	$—	$140,550	$140,550

The Company issued warrants to purchase common stock in January 2011 in conjunction with an equity financing.  In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), the fair value of these warrants is classified as a liability on the Company’s Condensed Consolidated Balance Sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders.  Corresponding changes in the fair value of the warrants are recognized in earnings on the Company’s Condensed Consolidated Statements of Operations in each subsequent period.

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

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the values of certain assumptions used in our custom model to estimate the fair value of the warrant liability as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Stock price	$0.31	$0.42
Strike price	$2.50	$2.50
Remaining contractual term (years)	1.8	2.1
Volatility	108.3%	109.6%
Adjusted volatility	103.6%	102.5%
Risk-free rate	0.4%	0.4%
Dividend yield	0.0%	0.0%

For the purposes of determining fair value, the Company used “adjusted volatility” in favor of “historical volatility” in its Monte-Carlo style simulation.  Historical volatility of the Company was calculated using weekly stock prices over a look back period corresponding to the remaining contractual term of the warrants as of each valuation date.  Management considered the lack of marketability of these instruments by incorporating a 10% incremental discount rate through a reduction of the volatility estimate (also known as volatility haircut) to calculate the adjusted volatility as of each valuation date.

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

6. Cost-Method Investment

On January 31, 2013, the Company entered into a subscription agreement with Darrell Lerner and DCL Ventures, Inc. (“DCL”) in connection with Mr. Lerner’s separation from the Company. Pursuant to this agreement, the Company has made multiple investments in DCL by purchasing (i) 50,000 shares of DCL’s common stock for an aggregate purchase price of $50,000 in April 2013, (ii) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in July 2013, (iii) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in October 2013, (iv) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in January 2014 and (v) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in April 2014. These nonmarketable securities have been recorded in “Investments” on the Company’s Condensed Consolidated Balance Sheet measured on a cost basis (See Note 15).

As of March 31, 2014, the aggregate carrying amount of the Company’s cost-method investment in DCL, which was a non-controlled entity, was $125,000. The Company assesses all cost-method investments for impairment quarterly. No impairment loss was recorded during the three months ended March 31, 2014. The Company does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments (See Note 15).

7. Fixed Assets and Intangible Assets, Net

Fixed assets and intangible assets, net consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Computer equipment	$256,609	$252,879
Furniture and fixtures	142,856	142,856
Leasehold improvements	382,376	382,376
Software	10,968	10,968
Website domain name	124,938	124,938
Website costs	40,500	40,500
Total fixed assets	958,247	954,517
Less: Accumulated depreciation and amortization	(475,318)	(432,055)
Total fixed assets and intangible assets, net	$482,929	$522,462

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company only holds fixed assets in the United States. Depreciation and amortization expense for the three months ended March 31, 2014 was $43,263, as compared to $42,033 for the three months ended March 31, 2013.

8. Notes Receivable

At March 31, 2014, the Company had notes receivable in the aggregate amount of $171,799 due from three former employees.  The employees issued the notes to the Company since the Company paid taxes for stock-based compensation on these employees’ behalf during 2011 and 2012.  The outstanding amounts under the notes are secured by pledged stock certificates and are due at various times during 2021-2023.  Interest accrues on these notes at rates from 2.31% and 3.57% per annum.

9. Income Taxes

We had no income tax benefit or provision for the three months ended March 31, 2014.  Since the Company incurred a net loss for the three months ended March 31, 2014, there was no income tax expense for the period.  Increases in deferred tax balances have been offset by a valuation allowance and have no impact on our deferred income tax provision.

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

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Compensation and benefits	$206,028	$499,500
Deferred rent	39,278	37,463
Professional fees	76,302	134,179
Other accrued expenses	39,258	-
Total accrued expenses and other current liabilities	$360,866	$671,142

11. Stock-Based Compensation

The Snap Interactive, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “Plan”) permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, shares of performance stock, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be delivered pursuant to awards under the Plan is 7,500,000 shares, 100% of which may be pursuant to incentive stock options. As of March 31, 2014, there were 3,293,972 shares available for future issuance under the Plan.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the three months ended March 31, 2014:

Three Months Ended March 31, 2014
Expected volatility	199.24%
Expected life of option	6.31 Years
Risk free interest rate	1.93%
Expected dividend yield	0%

The expected life of the options is the period of time over which employees and non-employees are expected to hold their options prior to exercise.  The expected life of options has been determined using the "simplified" method as prescribed by Staff Accounting Bulletin 110, which uses the midpoint between the vesting date and the end of the contractual term.  The volatility of the Company’s common stock is calculated using the Company’s historical volatilities beginning at the grant date and going back for a period of time equal to the expected life of the award.

The following table summarizes stock option activity for the three months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price
Stock Options:
Outstanding at December 31, 2013	4,129,790	$0.74
Granted	1,610,000	0.33
Expired or canceled, during the period	(457,500)	0.76
Forfeited, during the period	(1,151,262)	0.61
Outstanding at March 31, 2014	4,131,028	0.61
Exercisable at March 31, 2014	1,886,279	$0.78

At March 31, 2014, the aggregate intrinsic value of stock options that were outstanding and exercisable was $20,000 and $0, respectively.  At March 31, 2013, the aggregate intrinsic value of stock options that were outstanding and exercisable was $99,435.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

Stock-based compensation expense was $47,654 and $91,075 during the three months ended March 31, 2014 and 2013, respectively.  We estimate potential forfeitures of stock awards and adjust recorded stock-based compensation expense accordingly.  The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense that is recognized in future periods.

Non-employee stock option activity described below is also included in the stock option activity summarized on the previous table. The following table summarizes non-employee stock option activity for the three months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price
Non-Employee Stock Options:
Outstanding at December 31, 2013	200,000	$0.93
Granted	25,000	0.34
Outstanding at March 31, 2014	225,000	0.87
Exercisable at March 31, 2014	200,000	$0.93

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2014 and 2013, the aggregate intrinsic value of non-employee stock options that were outstanding and exercisable was $0.

Stock-based compensation expense relating to non-employee stock options was $804 and $0 during the three months ended March 31, 2014 and 2013, respectively.

The following table summarizes unvested stock option activity for the three months ended March 31, 2014:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested Stock Options:
Unvested stock options outstanding at December 31, 2013	1,888,437	$0.57
Granted	1,610,000	0.33
Vested	(102,426)	0.57
Forfeited, during the period	(1,151,262)	0.61
Unvested stock options outstanding at March 31, 2014	2,244,749	$0.47

There was $789,241 and $1,322,139 of total unrecognized compensation expense related to unvested stock options at March 31, 2014 and 2013, respectively, which is expected to be recognized over a weighted average remaining vesting period of 3.48 and 2.51 years, respectively.

Restricted Stock Awards (“RSAs”)

The following table summarizes restricted stock award activity for the three months ended March 31, 2014:

	Number of RSAs	Weighted Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at December 31, 2013	10,855,000	$0.56
Vested	(25,000)	0.42
Forfeited, during the period	(480,000)	0.52
Outstanding at March 31, 2014	10,350,000	$0.56

At March 31, 2014, there was $4,385,179 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 5.87 years.  At March 31, 2013, there was $3,205,338 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 8.79 years.

Stock-based compensation expense relating to restricted stock awards was $174,822 and $88,365 for the three months ended March 31, 2014 and 2013, respectively.

Non-employee restricted stock award activity described below is also included in total stock option activity summarized on the previous table.  The following table summarizes non-employee stock option activity for the three months ended March 31, 2014:

	Number of RSAs	Weighted Average Grant Date Fair Value
Non-Employee Restricted Stock Awards:
Outstanding at December 31, 2013	1,125,000	$0.42
Vested	(25,000)	0.42
Outstanding at March 31, 2014	1,100,000	$0.42

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2014, there was $290,085 of total unrecognized compensation expense related to non-employee unvested restricted stock awards, which is expected to be recognized over a weighted average period of 7.99 years.

Reduction of stock-based compensation expense relating to non-employee restricted stock awards was $7,862 for the three months ended March 31, 2014.

12. Common Stock Warrants

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

Warrant Liability

The Company has recorded a warrant liability on its Condensed Consolidated Balance Sheet at the end of each reporting period based on the estimated fair value of the warrants. The warrants are valued at the end of each reporting period with changes recorded as mark-to-market adjustment on warrant liability on the Company’s Condensed Consolidated Statement of Operations. The fair value of these warrants was $70,275 and $140,550 at March 31, 2014 and December 31, 2013, respectively, based on a model developed with the assistance of an independent third-party valuation expert.

The gain on change in fair value of warrants on these warrants was $70,275 and $1,100,975 for the three months ended March 31, 2014 and March 31, 2013, respectively, and was not presented within loss from operations.

Common Stock Issued for Warrants Exercised

In April 2011, we issued 37,500 shares of our common stock and received net proceeds of $88,125 after an investor exercised warrants at an exercise price of $2.50 per share.

The following table summarizes warrant activity for the three months ended March 31, 2014:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants:
Outstanding at December 31, 2013	2,342,500	$2.50
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2014	2,342,500	2.50
Warrants exercisable at March 31, 2014	2,342,500	$2.50

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Net Loss Per Common Share

Basic net loss per common share is computed based upon the weighted average common shares outstanding as defined by ASC No. 260, Earnings Per Share. Diluted net loss per common share includes the dilutive effects of stock options, warrants and stock equivalents. To the extent stock options, stock equivalents and warrants are antidilutive, they are excluded from the calculation of diluted net loss per share. For the three months ended March 31, 2014, 16,823,528 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted net loss per share because their inclusion would be antidilutive. For the three months ended March 31, 2013, 11,764,955 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net loss	$(933,094)	$(155,071)
Denominator:
Basic shares:
Weighted-average common shares outstanding	39,142,548	38,908,382
Diluted shares:
Weighted-average shares used to compute basic net loss per share	39,142,548	38,908,382
Weighted-average shares used to compute diluted net loss per share	39,142,548	38,908,382

Net loss per share:
Basic	$(0.02)	$(0.00)
Diluted	$(0.02)	$(0.00)

14. Commitments

Operating Lease Agreements

On May 23, 2011, the Company executed a non-cancelable operating lease for corporate office space which began on June 1, 2011 and expires on March 30, 2015.  Total base rent due during the term of the lease is $973,595.  Monthly rent escalates during the term, but is recorded on a straight-line basis over the term of the lease.  The Company can terminate the final five months of the lease with eight months prior notice and the payment of unamortized costs.  Rent expense under this lease for the three months ended March 31, 2014 and 2013 was $63,495.

During 2012, the Company entered into multiple two-year lease agreements with HP for equipment and certain other assets. During 2013, we entered into two additional two-year lease agreements with HP for equipment and certain financed items. Rent expense under this lease for the three months ended March 31, 2014 totaled $73,844.  On January 11, 2013, the Company obtained a letter of credit from JP Morgan in the amount of $200,000 in favor of HP. This letter of credit expired on January 31, 2014 but was replaced with a new letter of credit in the amount of $270,000 as of March 31, 2014 (See Note 3).

The Company entered into a two-year service agreement with Equinix Operating Co., Inc. (“Equinix”) whereby Equinix will provide certain products and services to the Company from January 2013 to January 2015.  Pursuant to the service agreement, the Company agreed to pay monthly recurring fees in the amount of $8,450 and certain nonrecurring fees in the amount of $9,700.  The agreement automatically renews for additional twelve month terms unless earlier terminated by either party.  Hosting expense under this lease totaled $43,791 for the three months ended March 31, 2014.

SNAP INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Related Party Transactions

On January 31, 2013, the Company entered into a subscription agreement with Darrell Lerner and DCL in connection with his separation from the Company. Pursuant to this agreement, the Company purchased (i) 50,000 shares of DCL’s common stock for an aggregate purchase price of $50,000 in April 2013, (ii) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in July 2013, (iii) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in October 2013, (iv) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in January 2014 and (v) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in April 2014.

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

16. Subsequent Events

On April 18, 2014, the Company entered into Amendment No. 1 to Business Development Agreement (the “Amended Development Agreement”) with Match.com, L.L.C. (“Match.com”). Pursuant to the Amended Development Agreement, the Company agreed to promote Match.com on its AYI.com social dating website and software application and develop various integrations of Match.com’s dating properties into the core AYI.com experience in exchange for an upfront payment of $300,000.  The Company agreed to continuously provide certain integration features during the term of the Amended Development Agreement to the Company’s users on the AYI.com website and AYI’s Facebook application, with certain exceptions. The term of the original Business Development Agreement with Match.com was through May 16, 2014. The Amended Development Agreement made the initial term of the agreement, ending on May 16, 2014, subject to an automatic renewal of an additional ninety (90) days, ending on August 14, 2014. The upfront payment for the Amended Development Agreement will be recognized on the Company’s Consolidated Balance Sheet as deferred advertising revenue and will be recognized on the Company’s Consolidated Statement of Operations ratably upon the commencement of the three month term on May 14, 2014.

On April 24, 2014, the Company entered into a promissory note in the amount of $300,000 with Clifford Lerner, the Company’s chief executive officer and the Chairman of the Company’s board of directors. The promissory note is payable on January 24, 2015 and bears interest at the rate of nine percent (9%) per annum.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2014, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2014 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K.  Aside from certain information as of December 31, 2013, all amounts herein are unaudited.  Unless the context otherwise indicates, references to “Snap,” “we,” “our,” “us” and the “Company” refer to Snap Interactive, Inc. and its subsidiaries on a consolidated basis.

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

As of May 5, 2014, we had more than 2.0 million MAUs of AYI across all of our platforms.  We primarily generate revenue from subscription fees and, as of May 5, 2014, we had approximately 94,000 active subscribers.  The number of our DAUs and MAUs, which includes non-paying users and paying subscribers, varies greatly on a daily and monthly basis, and is greater than the number of our active subscribers for any same measurement period.

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

Operational Highlights and Objectives

During the three months ended March 31, 2014, we executed key components of our objectives for 2014:

•	increased our messaging activity, user engagement and user conversion rates;

•
increased the number of six month subscriptions (with greater total revenues recognized during the subscription term) as compared to one month subscriptions (with lower total revenues recognized during the subscription term) through the periodic use of promotional discounts for six month subscriptions;

•	reduced total costs and expenses, including employee headcount, which decreased from 42 employees at December 31, 2013 to 37 employees at March 31, 2014;

•	expanded relationships with new advertising and marketing partners; and

•	increased resources dedicated to advertising revenue, including the integration of the marketing relationship with Match.com L.L.C. (“Match.com”).

For the remainder of 2014, our business objectives include:

•	diversifying advertising and marketing channels to identify new growth opportunities;

•	increasing revenue generated from subscribers;

•	reducing general and administrative expense and programming, hosting and technology expense in order to generate positive cash flow from operations; and

•	increasing the prominence of our mobile applications on iOS and Android platforms.

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

Advertising. We generate advertising revenue from advertising agreements with third parties. We recognize advertising revenue from these agreements ratably over the term of the agreement.

In December 2013, the Company entered into a Business Development Agreement (the “Business Development Agreement”) with Match.com, which was amended in April 2014, whereby the Company received an upfront payment in exchange for developing various integrations of Match.com’s dating properties into the core AYI.com experience. The initial upfront payment was recognized on the Company’s Consolidated Balance Sheet at March 31, 2014 as deferred advertising revenue and began to be recognized on the Company’s Consolidated Statement of Operations ratably upon the commencement of the three-month term on February 14, 2014.

Historically, advertising revenue was a small portion of our revenue and primarily consists of revenue from our display ads. We generally reported our advertising revenue net of amounts due to agencies, brokers and counterparties. We recognize advertising revenue as earned on a click-through, impression, registration or subscription basis. When a user clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), registers for an external website via an advertisement clicked on through our application (CPA basis), or clicks on an offer to subscribe to premium features on our application, the contract amount is recognized as revenue.

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

An increase or decrease in the fair value of the warrant liability will increase or decrease the amount of our earnings, respectively, separate from income or loss from operations.  The primary cause of the change in the fair value of the warrant liability is the value of our common stock. If our common stock price goes up, the value of these derivatives will generally increase, and if our common stock price goes down, the value of these derivatives will generally decrease.

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

	Three Months Ended March 31,
	2014	2013
Consolidated Statements of Operations Data:
Total revenues	$3,292,353	$3,469,560
Consolidated Balance Sheets Data:
Deferred subscription revenue (at period end)	$2,087,909	$2,067,853
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(464,520)	$(1,171,845)

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

Bookings

Bookings is a financial measure representing the aggregate dollar value of subscription fees and micro-transactions received during the period but is not a financial measure that is calculated and presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  We calculate bookings as subscription revenue recognized during the period plus the change in deferred subscription revenue recognized during the period.  We record subscription revenue from subscription fees and micro-transactions as deferred revenue and then recognize that revenue ratably over the length of the subscription term.  We use bookings internally in analyzing our financial results to assess operational performance and to assess the effectiveness of, and plan future, user acquisition campaigns.  We believe that this non-GAAP financial measure is useful in evaluating our business because we believe, as compared to subscription revenue, it is a better indicator of the subscription activity in a given period.  We believe that both management and investors benefit from referring to bookings in assessing our performance and when planning, forecasting and analyzing future periods.

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

The following table presents a reconciliation of subscription revenue to bookings for each of the periods presented:

	Three Months Ended March 31,
	2014	2013
Reconciliation of Subscription Revenue to Bookings
Subscription revenue	$3,139,020	$3,427,891
Change in deferred subscription revenue	261,138	(456,376)
Bookings	$3,400,158	$2,971,515

Limitations of Bookings

Some limitations of bookings as a financial measure include that:

●	Bookings does not reflect that we recognize subscription revenue from subscription fees and micro-transactions over the length of the subscription term; and
●	Other companies, including companies in our industry, may calculate bookings differently or choose not to calculate bookings at all, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider bookings along with other financial performance measures, including total revenues, subscription revenue, deferred subscription revenue, net loss and our financial results presented in accordance with GAAP.

Results of Operations

The following table sets forth Condensed Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended
	March 31,
	2014	2013
Revenues	100.0%	100.0%
Costs and expenses:
Programming, hosting and technology expense	28.6%	39.9%
Compensation expense	23.4%	23.0%
Professional fees	7.6%	7.7%
Advertising and marketing expense	44.7%	32.6%
General and administrative expense	26.2%	33.0%
Total costs and expenses	130.5%	136.2%
Loss from operations	(30.5)%	(36.2)%
Interest income, net	0.1%	0.0%
Gain on change in fair value of warrants	2.1%	31.7%
Net loss before provision for income taxes	(28.3)%	(4.5)%
Provision for income taxes	0.0%	0.0%
Net loss	(28.3)%	(4.5)%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

Revenues decreased to $3,292,353 for the three months ended March 31, 2014, from $3,469,560 for the three months ended March 31, 2013. The decrease is primarily related to a decrease in one-month subscriptions (with a higher average monthly subscription price) and an increase in six-month subscriptions (with a lower average monthly subscription price) as a component of the overall mix of subscription transactions and decreased subscription prices for the six-month subscriptions from periodic promotional discounts. The decrease in subscription revenue was partially off-set by a greater quantity of subscription transactions for the three months ended March 31, 2014 as compared to the same period in 2013.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the three months ended March 31, 2014 and the three months ended March 31, 2013, the decrease between those periods, the percentage decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31,		Increase		March 31,
	2014	2013	(Decrease)	% Decrease	2014	2013
Subscription revenue	3,139,020	3,427,891	(288,871)	(8.4)%	95.3%	98.8%
Advertising revenue	153,333	41,669	111,664	268%	4.7%	1.2%
Total revenues	3,292,353	3,469,560	(177,207)	(5.1)%	100.0%	100.0%

Subscription – The results for the three months ended March 31, 2014 reflect a decrease in subscription revenue of $288,871, or 8.4%, as compared to the three months ended March 31, 2013.  The decrease in subscription revenue for the three months ended March 31, 2014, was primarily driven by decreased subscription prices.  Subscription revenue as a percentage of total revenue was 95.3% for the three months ended March 31, 2014, as compared to 98.8% for the three months ended March 31, 2013.

Advertising – The results for the three months ended March 31, 2014 reflect an increase in advertising revenue of $111,664, or 268%, as compared to the three months ended March 31, 2013.  The increase in advertising revenue resulted from our Business Development Agreement with Match.com to develop various integrations of Match.com’s dating properties into the core AYI.com experience. Advertising revenue as a percentage of total revenue was 4.7% for the three months ended March 31, 2014, as compared to 1.2% for the three months ended March 31, 2013.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2014 reflect a decrease in costs and expenses of $429,675, or 9.1%, as compared to the three months ended March 31, 2013. During the three months ended March 31, 2014, we reduced total costs and expenses including employee headcount. The following table presents our costs and expenses for the three months ended March 31, 2014 and the three months ended March 31, 2013, the increase or decrease between those periods, and the percentage increase or decrease between those periods:

	Three Months Ended			%
	March 31,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Programming, hosting and technology expense	$942,411	$1,385,391	$(442,980)	(32.0)%
Compensation expense	769,403	797,070	(27,667)	(3.5)%
Professional fees	250,155	267,104	(16,949)	(6.3)%
Advertising and marketing expense	1,472,210	1,131,680	340,530	30.1%
General and administrative expense	863,417	1,146,026	(282,609)	(24.7)%
Total costs and expenses	$4,297,596	$4,727,271	$(429,675)	(9.1)%

Programming, Hosting and Technology – The results for the three months ended March 31, 2014 reflect a decrease in programming, hosting and technology expense of $442,980 or 32%, as compared to the three months ended March 31, 2013.  The decrease in this expense for the three months ended March 31, 2014, was primarily driven by lower stock-based compensation, consulting expense and hosting expense.  Programming, hosting and technology expense as a percentage of total revenues was 28.6% for the three months ended March 31, 2014, as compared to 39.9% for the three months ended March 31, 2013.

Compensation – The results for the three months ended March 31, 2014 reflect a decrease in compensation expense, which excludes the cost of developers and programmers included in programming, hosting and technology expense above, of $27,667, or 3.5%, as compared to the three months ended March 31, 2013.  The decrease in compensation expense for the three months ended March 31, 2014 was primarily driven by decreased stock-based compensation expense and reduced headcount in management and support areas as compared to the comparable period in 2013. Compensation expense as a percentage of total revenues was 23.4% for the three months ended March 31, 2014, as compared to 23.0% for the three months ended March 31, 2013.

Professional fees – The results for the three months ended March 31, 2014 reflect a decrease in professional fees of $16,949, or 6.3%, as compared to the three months ended March 31, 2013.  The decrease in professional fees for the three months ended March 31, 2014, was primarily driven by a decrease in consulting fees.  Professional fees as a percentage of total revenues were 7.6% for the three months ended March 31, 2014, as compared to 7.7% for the three months ended March 31, 2013.

Advertising and Marketing – The results for the three months ended March 31, 2014 reflect an increase in advertising and marketing expense of $340,530, or 30.1%, as compared to the three months ended March 31, 2013.  The increase in advertising and marketing expense for the three months ended March 31, 2014, as compared to the prior year period, was primarily driven by a increase in the number of user acquisition campaigns.  We anticipate that advertising and marketing expense will increase during the remainder of 2014 (as compared to our advertising and marketing expense for the three months ended March 31, 2014) as we promote our AYI application. Advertising and marketing expense as a percentage of total revenues was 44.7% for the three months ended March 31, 2014, as compared to 32.6% for the three months ended March 31, 2013.

General and Administrative – The results for the three months ended March 31, 2014 reflect a decrease in general and administrative expense of $282,609, or 24.7%, as compared to the three months ended March 31, 2013.  The decrease in general and administrative expense for the three months ended March 31, 2014, as compared to the comparable period in the prior year, was primarily driven by lower recruiting and public relations expenses.  General and administrative expense as a percentage of total revenues was 26.2% for the three months ended March 31, 2014, as compared to 33.0% for the three months ended March 31, 2013.

Non-Operating Income

The following table presents the components of non-operating income for the three months ended March 31, 2014 and the three months ended March 31, 2013, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Three Months Ended			%
	March 31,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Interest income, net	$1,874	1,665	209	12.6%
Gain on change in fair value of warrants	70,275	1,100,975	(1,030,700)	(93.6)%
Total non-operating income	$72,149	1,102,640	(1,030,491)	(93.5)%

Interest Income, net

Interest income, net for the three months ended March 31, 2014 was $1,874, an increase of $209, or 12.6%, as compared to $1,665 for the three months ended March 31, 2013.  Interest income, net represented 0.1% and 0.0% of total revenues for the three months ended March 31, 2014 and 2013, respectively.

Gain on change in fair value of warrants

Our warrant liability is marked-to-market at each reporting period, with changes in fair value reported in earnings. The mark-to-market gain  of $70,275 for the three months ended March 31, 2014 and $1,100,975 for the three months ended March 31, 2013 represented the changes in fair value of the warrant liability during those periods. Gain on change in fair value of warrants represented 2.1% and 31.7% of total revenues for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2014	2013
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(464,520)	$(1,171,845)
Net cash used in investing activities	(29,963)	(21,465)
Net cash provided by financing activities	-	-
Net (decrease) increase in cash and cash equivalents	$(494,483)	$(1,193,310)

We have historically financed our operations through cash generated from our equity offering in January 2011, subscription fees received from our application, fees for premium features on our application and revenues derived from advertisements purchased on our application.

As of March 31, 2014, we had $432,869 in cash and cash equivalents, as compared to cash and cash equivalents of $927,352 as of December 31, 2013.  Historically, our working capital has been generated through operations and equity offerings. If we continue to grow and expand our operations, our need for working capital will increase. Though the Company has reduced the cash consumption from operating activities, we do not anticipate being profitable during 2014. Our growth objectives require a continued investment in marketing and advertising expense during the remainder of 2014 to acquire new users. We intend to finance our business and growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. To the extent that these are not successful, we expect that our cash and cash equivalents will further decrease during 2014.

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

Operating Activities

Net cash used in operating activities was $464,520 for the three months ended March 31, 2014, as compared to net cash used in operating activities of $1,171,845 for the three months ended March 31, 2013. This decrease in net cash used in operating activities of $707,325 was primarily a result of the increase in deferred revenue.

Significant items impacting cash flow in the three months ended March 31, 2014 included significant cash outlays relating to advertising and marketing expense, increases in programming, hosting and technology expense, professional fees and related benefits associated with the growth of our business.  These uses of cash were offset in part by collections in subscription revenues received during the period.

Significant items impacting cash flow in the three months ended March 31, 2013 included increased cash outlays relating to advertising and marketing expense, and an increase in salaries and related benefits associated with the growth of our business. These uses of cash were offset in part by increased collections on subscription revenues, credit card collections, and payments received from the growth of advertising revenue during the quarter.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2014 and 2013 was $29,963 and $21,465, respectively. Cash used in investing activities included purchases of property and equipment totaling $3,730 and $20,296 during the three months ended March 31, 2014 and 2013, respectively. These purchases consisted primarily of computers and servers during the periods. We continue to invest in technology hardware and software to support our growth. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development. In addition, we also acquired 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 under our subscription agreement with DCL and Darrell Lerner during the three months ended March 31, 2014.

Financing Activities

There was no cash provided by financing activities for the three months ended March 31, 2014 and 2013.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

During the three months ended March 31, 2014, there were no material changes to the Company’s contractual obligations and commitments from those disclosed in “Note 14. Commitments” in the Notes to the Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 5, 2014, which is hereby incorporated by reference herein.

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

During the three months ended March 31, 2014, there were no material changes to our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 5, 2014, which are hereby incorporated by reference herein.

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

Based on the evaluation as of March 31, 2014, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of March 31, 2014, the Company determined that the following items constituted a material weakness:

●	The Company did not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

●	The Company did not have effective internal controls in place over its financial statement close process, which could result in the Company's failure to detect material misstatements in the Company's financial statements.

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

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, except for the following:

We may be unable to repay our indebtedness or make future investments necessary to implement our business strategy.

We cannot provide any assurance that we will be able to raise the necessary capital to repay our indebtedness or make future investments necessary to implement our business strategy, and the failure to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations. In recent years, the global capital and credit markets experienced a period of uncertainty and the disruption in the credit markets, created difficult conditions for companies to access capital or other sources of funds. Although access to capital and other sources of funding has improved, we cannot provide any assurance that conditions will not deteriorate or that our access to capital and other sources of funding will not become constrained, which could adversely affect our results of operation and financial condition.

To address constraints on our access to capital, we could, among other things, (i) obtain commitments from banks or other lenders to either refinance indebtedness or increase amounts of indebtedness under existing promissory notes, (ii) access the public capital markets, or (iii) dispose of assets. As with other public companies, our access to debt and equity capital depends, in part, on the trading prices of our common stock, which, in turn, depend upon market conditions that change from time to time, such as the market’s perception of our financial condition, our growth potential and our current and future earnings. Our failure to meet the market’s expectation with regard to future earnings and cash distributions could impact our ability to access capital or increase our borrowing costs. If we cannot access capital at an acceptable cost or at all, we may be required to sell assets.

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

3.2
Certificate of Amendment of Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of the Company filed on February 11, 2011 by the Company with the SEC).

3.3
Amended and Restated By-Laws of Snap Interactive, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on April 25, 2012 by the Company with the SEC).

10.1†
Executive Employment Agreement, dated February 28, 2014, by and between Alexander Harrington and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.21 to the Post-Effective Amendment No. 4 to the Registration Statement on Form S-1 of the Company filed on March 25, 2014 by the Company with the SEC).

10.2
Option Cancellation Agreement, dated as of March 4, 2014, by and between Jon D. Pedersen, Sr. and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.22 to the Post-Effective Amendment No. 4 to the Registration Statement on Form S-1 of the Company filed on March 25, 2014 by the Company with the SEC).

10.3
Award Cancellation Agreement, dated as of March 6, 2014, by and between Jon D. Pedersen, Sr. and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.23 to the Post-Effective Amendment No. 4 to the Registration Statement on Form S-1 of the Company filed on March 25, 2014 by the Company with the SEC).

10.4
First Amendment to Incentive Stock Option Agreement, dated as of March 4, 2014, by and between Jon D. Pedersen, Sr. and Snap Interactive Inc. (incorporated by reference to Exhibit 10.24 to the Post-Effective Amendment No. 4 to the Registration Statement on Form S-1 of the Company filed on March 25, 2014 by the Company with the SEC).

10.5
Advisor Agreement, dated as of March 4, 2014, by and between Jon D. Pedersen, Sr. and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.25 to the Post-Effective Amendment No. 4 to the Registration Statement on Form S-1 of the Company filed on March 25, 2014 by the Company with the SEC).

31.1 *	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

† Management contract or compensatory plan arrangement.
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP INTERACTIVE, INC.

Date: May 5, 2014	By:	/s/ Clifford Lerner
Clifford Lerner President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2014	By:	/s/ Alexander Harrington
Alexander Harrington Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)