Form 10-Q
period 2014-09-30
Snap Interactive, Inc
filed 2014-11-10
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2014
Common Stock, par value $0.001 per share	39,182,826

 SNAP INTERACTIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

References in this report to “DAUs” and “MAUs” mean daily active users and monthly active users, respectively, of our application.  Unless otherwise indicated, metrics for users are based on information that is reported by Facebook® and internally-derived metrics for users across all platforms through which our application is accessed.  References in this report to confirmed users mean those persons that have created a user name and password, and active subscribers mean confirmed users that have prepaid a subscription fee for current unrestricted communication on the AYI application and whose subscription period has not yet expired. The metrics for active subscribers are based on internally-derived metrics across all platforms through which our application is accessed.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties.  Words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “began,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements.  All forward-looking statements speak only as of the date on which they are made.  Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to generate and sustain increased revenue levels and achieve profitability in the future;
●	our heavy reliance on the Facebook platform to run our application and Facebook Inc.’s ability to discontinue, limit or restrict access to its platform by us or our application, change its terms and conditions or other policies or features (including restricting methods of collecting payments or placing advertisements), establish more favorable relationships with one or more of our competitors or develop an application or feature that competes with our application;
●	our ability to maintain good relationships with Apple Inc., Facebook, Inc. and Google Inc.;
●	our reliance on our president and chief executive officer and chief operating officer and chief financial officer;
●	the intense competition in the online dating industry;
●	our reliance on a small percentage of our total users for substantially all of our revenue;
●	our ability to develop, establish and maintain a strong brand;
●	our ability to develop and market new technologies to respond to rapid technological changes;
●	our ability to effectively manage our growth, including attracting and retaining qualified employees;
●	our ability to generate subscribers through advertising and marketing agreements with third party advertising and marketing providers;
●	our ability to generate advertising revenue from agreements with other online dating companies;
●	our reliance on email campaigns to convert users to subscribers and to retain subscribers;
●	the effect of an interruption or failure of our data center, programming code, servers or technological infrastructure;
●	the effect of security breaches, computer viruses and computer hacking attacks;
●	our ability to comply with laws and regulations regarding privacy and protection of user data;
●	our reliance upon credit card processors and related merchant account approvals;
●	governmental regulation or taxation of the online dating, social dating or Internet industries;
●	the impact of any claim that we have infringed on intellectual property rights of others;
●	our ability to protect our intellectual property rights;
●	the risk that we might be deemed a “dating service” or an “Internet dating service” under various state regulations;
●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;
●	our ability to obtain additional capital or financing to execute our business plan;
●	our ability to repay indebtedness; and
●	our ability to maintain effective internal control over financial reporting.

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this report, except to the extent required by applicable securities laws.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$928,077	$927,352
Restricted cash	170,468	490,315
Credit card holdback receivable	746,960	232,264
Accounts receivable, net of allowances and reserves of $43,152 and $37,850, respectively	277,640	385,370
Security deposits	115,104	-
Prepaid expense and other current assets	130,397	114,863
Total current assets	2,368,646	2,150,164
Fixed assets and intangible assets, net	396,052	522,462
Notes receivable	77,877	170,566
Investments	200,000	100,000
Total assets	$3,042,575	$2,943,192

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	986,987	861,730
Accrued expenses and other current liabilities	542,717	671,142
Notes payable	400,000	-
Deferred subscription revenue	2,101,089	1,826,771
Deferred advertising revenue	403,630	300,000
Total current liabilities	4,434,423	3,659,643
Long term deferred rent	-	12,058
Warrant liability	93,700	140,550
Total liabilities	4,528,123	3,812,251
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 49,507,826 and 49,987,826 shares issued, respectively, and 39,182,826 and 39,132,826 shares outstanding, respectively	39,183	39,133
Additional paid-in capital	11,606,990	10,813,205
Accumulated deficit	(13,131,721)	(11,721,397)
Total stockholders' equity (deficit)	(1,485,548)	(869,059)
Total liabilities and stockholders' equity (deficit)	$3,042,575	$2,943,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Subscription revenue	$3,240,317	$2,988,151	$9,529,346	$9,566,361
Advertising revenue	244,183	1,827	697,516	45,167
Total revenues	3,484,500	2,989,978	10,226,862	9,611,528
Costs and expenses:
Programming, hosting and technology expense	687,162	1,225,129	2,299,768	3,993,704
Compensation expense	820,872	1,223,555	2,455,134	3,123,161
Professional fees	151,806	200,619	664,837	674,426
Advertising and marketing expense	1,285,889	1,125,181	3,875,148	3,209,110
General and administrative expense	721,462	774,632	2,374,012	2,972,104
Total costs and expenses	3,667,191	4,549,116	11,668,899	13,972,505
Loss from operations	(182,691)	(1,559,138)	(1,442,037)	(4,360,977)
Interest income (expense), net	(11,433)	1,405	(15,137)	4,510
Gain (loss) on change in fair value of warrants	(23,425)	(163,975)	46,850	1,007,275
Other income	-	2,961	-	2,961
Loss before provision for income taxes	(217,549)	(1,718,747)	(1,410,324)	(3,346,231)
Provision for income taxes	-	-	-	-
Net loss	$(217,549)	$(1,718,747)	$(1,410,324)	$(3,346,231)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.04)	$(0.04)	$(0.09)
Weighted average number of common shares used in calculating net loss per common share:
Basic and diluted	39,152,713	38,932,826	39,164,603	38,924,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Additional		Stockholders’
	Common Stock		Paid-	Accumulated	Equity
	Shares	Amount	in Capital	Deficit	(Deficit)
Balance at December 31, 2013	39,132,826	$39,133	$10,813,205	$(11,721,397)	$(869,059)
Shares issued for consulting services	50,000	50	(50)	-	-
Stock-based compensation expense for restricted stock awards	-	-	660,545	-	660,545
Stock-based compensation expense for stock options	-	-	128,540	-	128,540
Warrants issued for debt issuance cost	-	-	4,750	-	4,750
Net loss	-	-	-	(1,410,324)	(1,410,324)
Balance at September 30, 2014	39,182,826	$39,183	$11,606,990	$(13,131,721)	$(1,485,548)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,410,324)	$(3,346,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130,141	130,020
Stock-based compensation expense	789,085	874,969
Amortization of debt issuance cost	1,583	-
Gain on change in fair value of warrants	(46,850)	(1,007,275)
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	319,847	(270,211)
Decrease (increase) in credit card holdback receivable	(514,696)	36,414
Decrease (increase) in accounts receivable	107,730	(27,282)
Increase in security deposits	(115,104)	-
Decrease (increase) in prepaid expenses and other current assets	(12,367)	89,762
Increase in accounts payable, accrued expenses and other current liabilities	13,145	372,929
Decrease in deferred rent	(28,371)	(21,881)
Increase (decrease) in deferred subscription revenue	274,318	(581,463)
Increase in deferred advertising revenue	103,630	-
Net cash used in operating activities	(388,233)	(3,750,249)
Cash flows from investing activities:
Purchase of fixed assets	(3,731)	(48,553)
Purchase of non-marketable equity securities	(100,000)	(75,000)
Repayment of notes receivable issued to employees and accrued interest	92,689	(3,611)
Net cash used in investing activities	(11,042)	(127,164)
Cash flows from financing activities:
Proceeds from issuance of promissory notes	400,000	-
Net cash provided by financing activities	400,000	-
Net increase (decrease) in cash and cash equivalents	725	(3,877,413)
Balance of cash and cash equivalents at beginning of period	927,352	5,357,596
Balance of cash and cash equivalents at end of period	$928,077	$1,480,183

Supplemental disclosure of cash flow information
AYI.com domain name purchase in exchange for 100,000 shares of common stock	$-	$100,000
Warrants issued for debt issuance costs	$4,750	-

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

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented.  The Company’s historical results are not necessarily indicative of future operating results and the results for the nine months ended September 30, 2014 are not necessarily indicative of results for the year ending December 31, 2014, or for any other period.

Certain amounts from prior periods have been reclassified in order to conform to the current period presentation, including the reclassification of a letter of credit of $115,104 from cash and cash equivalents to restricted cash for the period ended December 31, 2013.

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2014, there were no material changes to the Company’s significant accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 5, 2014.

3. Restricted Cash

During 2011, the Company established a line of credit with Sentinel Benefits Group, Inc. (“Sentinel Group”) related to the Company’s office lease and placed a cash security deposit of $115,104 in the form of a letter of credit for the life of the lease.  The Company recorded $115,104 under restricted cash on its Condensed Consolidated Balance Sheet as of December 31, 2013. On September 2, 2014, Sentinel Group released the letter of credit and the Company issued a payment towards the security deposit. The Company recorded $115,104 of security deposits on its Condensed Consolidated Balance Sheet as of September 30, 2014.

On January 11, 2013, the Company obtained a letter of credit from JP Morgan Chase Bank, N.A. (“JP Morgan”) in the amount of $200,000 in favor of Hewlett Packard Financial Services Company (“HP”).  The amount was subsequently increased to $270,000 in September 2013.  This letter of credit expired on January 31, 2014 but was replaced with a new letter of credit in the amount of $270,000. On July 28, 2014, HP released $100,000 held in the certificate of deposit. The Company recorded $170,468 (which includes interest) under restricted cash on its Condensed Consolidated Balance Sheet as of September 30, 2014 (See Note 15).

4. Accounts Receivable, Net

Accounts receivable, net consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Accounts receivable	$320,792	$423,220
Less: Reserve for future chargebacks	(43,152)	(37,850)
Total accounts receivable, net	$277,640	$385,370

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit card payments for subscriptions and micro-transactions typically settle several days after the date of purchase. The amount of unsettled transactions due from credit card payment processors was $153,832 as of September 30, 2014, compared to $191,656 at December 31, 2013. The amount of accounts receivable due from Apple Inc. was $157,531 as of September 30, 2014, compared to $217,536 at December 31, 2013. These amounts are included in the Company’s accounts receivable.

5. Fair Value Measurements

The fair value framework under the Financial Accounting Standards Board’s guidance requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, would generally require significant management judgment.  The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

●	Level 1: Fair value measurement of the asset or liability using observable inputs such as quoted prices in active markets for identical assets or liabilities;
●	Level 2: Fair value measurement of the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes the liabilities measured at fair value on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liability	$—	$—	$93,700	$93,700
Total warrant liability	$—	$—	$93,700	$93,700

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liability	$—	$—	$140,550	$140,550
Total warrant liability	$—	$—	$140,550	$140,550

The Company issued warrants to purchase common stock in January 2011 in conjunction with an equity financing.  In accordance with Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity, the fair value of these warrants is classified as a liability on the Company’s Condensed Consolidated Balance Sheet because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders.  Corresponding changes in the fair value of the warrants are recognized in earnings on the Company’s Condensed Consolidated Statement of Operations in each subsequent period.

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

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the values of certain assumptions used the Company’s custom model to estimate the fair value of the warrant liability as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Stock price	$0.35	$0.42
Strike price	$2.50	$2.50
Remaining contractual term (years)	1.3	2.1
Volatility	122.9%	109.6%
Adjusted volatility	118.9%	102.5%
Risk-free rate	0.3%	0.4%
Dividend yield	0.0%	0.0%

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

Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), indicates that “in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability.”  In accordance with ASU 2011-04, management estimated fair value from the perspective of market participants.

6. Cost-Method Investment

On January 31, 2013, the Company entered into a subscription agreement with Darrell Lerner and DCL Ventures, Inc. (“DCL”) in connection with Mr. Lerner’s separation from the Company. Pursuant to this agreement, the Company has made multiple investments in DCL by purchasing (i) 50,000 shares of DCL’s common stock for an aggregate purchase price of $50,000 in April 2013, (ii) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in July 2013, (iii) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in October 2013, (iv) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in January 2014, (v) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in April 2014, (vi) 25,000 shares of DCL’s common stock for an aggregate price of $25,000 in July 2014 and (vii) 25,000 shares of DCL’s common stock for an aggregate price of $25,000 in September 2014.  These nonmarketable securities have been recorded in “Investments” on the Company’s Condensed Consolidated Balance Sheet measured on a cost basis (See Note 16).

As of September 30, 2014, the aggregate carrying amount of the Company’s cost-method investment in DCL, which was a non-controlled related party entity, was $200,000. The Company assesses all cost-method investments for impairment quarterly. No impairment loss was recorded during the nine months ended September 30, 2014. The Company does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments (See Note 16).

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fixed Assets and Intangible Assets, Net

Fixed assets and intangible assets, net consisted of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Computer equipment	$256,610	$252,879
Furniture and fixtures	142,856	142,856
Leasehold improvements	382,376	382,376
Software	10,968	10,968
Website domain name	124,938	124,938
Website costs	40,500	40,500
Total fixed assets	958,248	954,517
Less: Accumulated depreciation and amortization	(562,196)	(432,055)
Total fixed assets and intangible assets, net	$396,052	$522,462

The Company only holds fixed assets in the United States. Depreciation and amortization expense for the nine months ended September 30, 2014 was $130,141, as compared to $130,020 for the nine months ended September 30, 2013.

8. Notes Receivable

At September 30, 2014, the Company had notes receivable due in the aggregate amount of $77,877 from two former employees.  The employees issued the notes to the Company since the Company paid taxes for stock-based compensation on these employees’ behalf in 2011 and 2012.  The outstanding amounts under the notes are secured by pledged stock certificates and are due at various times during 2021-2023.  Interest accrues on these notes at rates ranging from 2.31% to 3.57% per annum.

9. Income Taxes

The Company had no income tax benefit or provision for the nine months ended September 30, 2014 and 2013.  Since the Company incurred a net loss for the nine months ended September 30, 2014 and 2013, there was no income tax expense for the period.  Increases in deferred tax balances have been offset by a valuation allowance and have no impact on the Company’s deferred income tax provision.

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

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Compensation and benefits	$286,875	$499,500
Deferred rent	21,150	37,463
Professional fees	173,295	134,179
Other accrued expenses	61,397	-
Total accrued expenses and other current liabilities	$542,717	$671,142

11. Promissory Notes

On April 24, 2014, the Company issued a promissory note in the amount of $300,000 to a related party, Clifford Lerner, the Company’s president, chief executive officer and the chairman of the Company’s Board of Directors. The promissory note is due and payable on January 24, 2015 and bears interest at the rate of nine percent (9%) per annum (See Note 16).

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

At September 30, 2014, the Company had outstanding promissory notes in the aggregate amount of $400,000 recorded under notes payable and $17,180 in accrued interest recorded under accrued expenses and other current liabilities on its Condensed Consolidated Balance Sheet.

12. Stock-Based Compensation

The Snap Interactive, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “Plan”) permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, shares of performance stock, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the Plan is 7,500,000 shares, 100% of which may be issued pursuant to incentive stock options. As of September 30, 2014, there were 3,403,972 shares available for future issuance under the Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the nine months ended September 30, 2014:

Nine Months Ended September 30, 2014
Expected volatility	199.10%
Expected life of option	6.15 Years
Risk free interest rate	1.96%
Expected dividend yield	0%

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table summarizes stock option activity for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price
Stock Options:
Outstanding at December 31, 2013	4,129,790	$0.74
Granted	2,234,000	0.31
Expired or canceled, during the period	(532,500)	0.73
Forfeited, during the period	(1,760,262)	0.64
Outstanding at September 30, 2014	4,071,028	0.55
Exercisable at September 30, 2014	2,023,257	$0.75

At September 30, 2014, the aggregate intrinsic value of stock options that were outstanding and exercisable was $104,300 and $10,000, respectively.  At September 30, 2013, the aggregate intrinsic value of stock options that were outstanding and exercisable was $1,100,260 and $509,047, respectively.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

Stock-based compensation expense relating to stock options was $128,540 and $265,704 during the nine months ended September 30, 2014 and 2013, respectively.  The Company estimates potential forfeitures of stock awards and adjusts recorded stock-based compensation expense accordingly.  The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense that is recognized in future periods.

Non-employee stock option activity described below is also included in the stock option activity summarized on the previous table. The following table summarizes non-employee stock option activity for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price
Non-Employee Stock Options:
Outstanding at December 31, 2013	200,000	$0.93
Granted	25,000	0.34
Outstanding at September 30, 2014	225,000	0.87
Exercisable at September 30, 2014	225,000	$0.87

At September 30, 2014 and 2013, the aggregate intrinsic value of non-employee stock options that were outstanding and exercisable was $250 and $24,500, respectively.

Stock-based compensation expense relating to non-employee stock options was $5,379 and $129,411 during the nine months ended September 30, 2014 and 2013, respectively.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes unvested stock option activity for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested Stock Options:
Unvested stock options outstanding at December 31, 2013	1,888,437	$0.57
Granted	2,234,000	0.31
Vested	(314,404)	0.56
Forfeited, during the period	(1,760,262)	0.63
Unvested stock options outstanding at September 30, 2014	2,047,771	$0.35

There was $556,575 and $1,061,360 of total unrecognized stock-based compensation expense related to unvested stock options at September 30, 2014 and 2013, respectively, which is expected to be recognized over a weighted average remaining vesting period of 3.24 and 3.02 years, respectively.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the nine months ended September 30, 2014:

	Number of RSAs	Weighted Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at December 31, 2013	10,855,000	$0.56
Vested	(50,000)	0.42
Forfeited, during the period	(480,000)	0.52
Outstanding at September 30, 2014	10,325,000	$0.56

At September 30, 2014, there was $3,929,396 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 7.80 years.  At September 30, 2013, there was $5,534,038 of total unrecognized compensation expense related to unvested non-employee restricted stock awards, which is expected to be recognized over a weighted average period of 5.87 years.

Stock-based compensation expense relating to restricted stock awards was $660,545 and $609,265 for the nine months ended September 30, 2014 and 2013, respectively.

Non-employee restricted stock award activity described below is also included in total restricted stock award activity summarized on the previous table.  The following table summarizes non-employee restricted stock award activity for the nine months ended September 30, 2014:

	Number of RSAs	Weighted Average Grant Date Fair Value
Non-Employee Restricted Stock Awards:
Outstanding at December 31, 2013	1,125,000	$0.42
Vested	(50,000)	0.42
Outstanding at September 30, 2014	1,075,000	$0.42

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2014, there was $298,099 of total unrecognized stock-based compensation expense related to non-employee unvested restricted stock awards, which is expected to be recognized over a weighted average period of 7.63 years.

Stock-based compensation expense relating to non-employee restricted stock awards was $14,065 for the nine months ended September 30, 2014.

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

The Company has recorded a warrant liability on its Condensed Consolidated Balance Sheet at the end of each reporting period based on the estimated fair value of the warrants. The warrants are valued at the end of each reporting period with changes recorded as mark-to-market adjustment on warrant liability on the Company’s Condensed Consolidated Statement of Operations. The fair value of these warrants was $93,700 and $140,550 at September 30, 2014 and December 31, 2013, respectively, based on a model developed with the assistance of an independent third-party valuation expert.

The gain (loss) on change in fair value of warrants on these warrants was $(23,425) and $(163,975) for the three months ended September 30, 2014 and September 30, 2013, respectively, $46,850 and $1,007,275 for the nine months ended September 30, 2014 and September 30, 2013, respectively, and was not presented within loss from operations.

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

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes warrant activity for the nine months ended September 30, 2014:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants:
Outstanding at December 31, 2013	2,342,500	$2.50
Granted	25,000	0.32
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2014	2,367,500	2.48
Warrants exercisable at September 30, 2014	2,367,500	$2.48

14. Net Loss Per Common Share

Basic net loss per common share is computed based upon the weighted average common shares outstanding as defined by ASC Topic 260, Earnings Per Share. Diluted net loss per common share includes the dilutive effects of stock options, warrants and stock equivalents. To the extent stock options, stock equivalents and warrants are antidilutive, they are excluded from the calculation of diluted net loss per share. For the nine months ended September 30, 2014, 16,863,528 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted net loss per share because their inclusion would be antidilutive. For the nine months ended September 30, 2013, 17,640,565 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted net loss per share because their inclusion would have been antidilutive.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(217,549)	$(1,718,747)	$(1,410,324)	$(3,346,231)
Denominator:
Basic shares:
Weighted-average common shares outstanding	39,152,713	38,932,826	39,164,603	38,924,767
Diluted shares:
Weighted-average shares used to compute basic net loss per share	39,152,713	38,932,826	39,164,603	38,924,767
Weighted-average shares used to compute diluted net loss per share	39,152,713	38,932,826	39,164,603	38,924,767

Net loss per common share:
Basic	$(0.01)	$(0.04)	$(0.04)	$(0.09)
Diluted	$(0.01)	$(0.04)	$(0.04)	$(0.09)

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. Commitments

Operating Lease Agreements

On May 23, 2011, the Company executed a non-cancelable operating lease for corporate office space which began on June 1, 2011 and expires on March 30, 2015.  Total base rent due during the term of the lease is $973,595.  Monthly rent escalates during the term, but is recorded on a straight-line basis over the term of the lease.  Rent expense under this lease for the nine months ended September 30, 2014 and 2013 was $190,486.

During 2012, the Company entered into multiple two-year lease agreements with HP for equipment and certain other assets. During 2013, the Company entered into two additional two-year lease agreements with HP for equipment and certain financed items. Rent expense under these lease agreements for the nine months ended September 30, 2014 totaled $214,177.  On January 11, 2013, the Company obtained a letter of credit from JP Morgan in the amount of $200,000 in favor of HP. This letter of credit expired on January 31, 2014 but was replaced with a new letter of credit in the amount of $270,000. On July 28, 2014, HP released $100,000 held in the certificate of deposit. The Company recorded $170,468 (which includes interest) under restricted cash on its Condensed Consolidated Balance Sheet as of September 30, 2014 (See Note 3).

During 2013, the Company entered into a two-year service agreement with Equinix Operating Co., Inc. (“Equinix”) where Equinix agreed to provide certain products and services to the Company from January 2013 to January 2015.  Pursuant to the service agreement, the Company agreed to pay monthly recurring fees in the amount of $8,450 and certain nonrecurring fees in the amount of $9,700.  The agreement automatically renews for additional twelve month terms unless earlier terminated by either party.  Hosting expense under this lease totaled $132,737 for the nine months ended September 30, 2014.

16. Related Party Transactions

On January 31, 2013, the Company entered into a subscription agreement with Darrell Lerner and DCL in connection with his separation from the Company. Pursuant to this agreement, the Company purchased (i) 50,000 shares of DCL’s common stock for an aggregate purchase price of $50,000 in April 2013, (ii) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in July 2013, (iii) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in October 2013, (iv) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in January 2014, (v) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in April 2014, (vi) 25,000 shares of DCL’s common stock for an aggregate price of $25,000 in July 2014 and (vii) 25,000 shares of DCL’s common stock for an aggregate price of $25,000 in September 2014.  These nonmarketable securities have been recorded in “Investments” on the Company’s Condensed Consolidated Balance Sheet measured on a cost basis.

On January 31, 2013, the Company entered into a consulting agreement with Darrell Lerner, pursuant to which Mr. Lerner agreed to serve as a consultant to the Company for a three-year period, beginning on February 1, 2013 (the “Effective Date”). Pursuant to the agreement, Mr. Lerner agreed to assist and advise the Company on legal, financial and other matters for which he has knowledge that pertains to the Company, as the Company reasonably requests. As compensation for his services, the Company agreed to pay Mr. Lerner a monthly fee of $25,000 for the initial two year period of the agreement and a monthly fee of $5,000 for every month thereafter. The monthly payments under the agreement are conditioned upon Mr. Lerner’s compliance with a customary confidentiality covenant covering certain information concerning the Company, a covenant not to compete during the term of the agreement and for a period of one year following the termination of the agreement, a non-disparagement covenant regarding the Company and a non-solicitation covenant for a period of nine months immediately following the later of the termination of the agreement or the end of the term of the agreement.

The consulting agreement is for a three-year period; provided, however, that the Company may terminate the agreement at any time without notice and may renew the term of the agreement by providing written notice to Mr. Lerner prior to or at the expiration of the term. If the Company terminates the agreement without “cause” (as defined in the agreement) prior to the third anniversary of the Effective Date, the Company has agreed to (i) pay Mr. Lerner the amount of the monthly fees owed to Mr. Lerner for the period from the Effective Date to the second anniversary of the Effective Date and (ii) take all commercially reasonably actions to cause (A) 325,000 shares of restricted common stock of the Company previously granted to Mr. Lerner, (B) 600,000 shares of restricted common stock of the Company previously granted to Mr. Lerner and (iii) 150,000 shares of restricted common stock of the Company granted to Mr. Lerner pursuant to the agreement, to be vested as of the date of the termination.

On April 24, 2014, the Company issued a promissory note in the amount of $300,000 to a related party, Clifford Lerner, the Company’s president, chief executive officer and the chairman of the Company’s Board of Directors. The promissory note is due and payable on January 24, 2015 and bears interest at the rate of nine percent (9%) per annum.

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

None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2014, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2014 (the “Form 10-K”) and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K.  Aside from certain information as of December 31, 2013, all amounts herein are unaudited.  Unless the context otherwise indicates, references to “Snap,” “we,” “our,” “us” and the “Company” refer to Snap Interactive, Inc. and its subsidiaries on a consolidated basis.

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

Overview

We provide a leading online dating application under the “Are You Interested?” (“AYI”) brand that is native on Facebook, iOS and Android platforms, and is also accessible on mobile devices and desktops.  The vast majority of subscribers to our application are between the ages of 30 and 60, with an average age of 46 years old. We target our application to users in this age demographic because of their rapidly growing use of online dating and the amount of their disposable income. We were the #1 grossing application in the Lifestyle Category on Apple iTunes App Store in the United States as of November 5, 2014. As of November 5, 2014, we had approximately 99,200 active subscribers, which constituted a 28% increase in active subscribers since December 31, 2013. New subscription transactions increased approximately 33% from January 1, 2014 through October 31, 2014 as compared to the same period in 2013.

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

Our data-driven business practices also differentiate us from our competitors and provide us with a competitive advantage.  The user engagement of our application and the propensity of users to subscribe is continually enhanced through constant experimentation.  Our sophisticated A/B testing framework can support millions of different versions of the application in parallel in order to test new features and functionality, design changes, and changes to our algorithms. We have also developed business processes and human capital dedicated to business intelligence to analyze and interpret A/B test data, with the result that every change we make to our application produces a verifiable benefit, and the user experience and economics of the application continually improve.

Our application is available to confirmed users (those who have created a user name and password) and active subscribers (those confirmed users who have prepaid a subscription fee for current unrestricted communication on the AYI application and whose subscription period has not yet expired). Our online dating application is extremely scalable and requires limited incremental cost to add additional users or to create new tools catering to additional discrete audiences. We have experienced recent growth in the number of our active subscribers, as seen by the table below:

We generate revenues from subscriptions as well as advertising agreements with third parties. While we transitioned users to the redesigned AYI application during 2012, we significantly reduced advertising and marketing expenses for user acquisition campaigns which in part led to a significant decrease in the number of active subscribers and revenues. For the years ended December 31, 2012 and 2013, our revenues were $19.2 million and $12.6 million, respectively.  We had net losses of $4.0 million and $4.0 million for the years ended December 31, 2012 and 2013, respectively, and $3.3 million and $1.4 million in the nine months ended September 30, 2013 and 2014, respectively. As of November 5, 2014, we had 27 employees, all of which were located in our New York City headquarters.

Our Application

AYI attracts a demographically and geographically diverse user base, with users in approximately 190 different countries.  Our application is intuitive, and allows users and subscribers to easily find, connect and communicate with each other.  Key features and tools of our online dating application include:

Profile Creation

Users can join AYI by creating a personal profile that is connected to their email address or that is connected to a Facebook profile. An AYI user with a Facebook profile can nearly effortlessly import information from such profile, including the user’s photos, friends and interest data. Their AYI profiles are updated in real time as they add interests on Facebook. Once a profile has been created, AYI users are able to browse for potential matches, including other singles with mutual friends or similar interests.  Using this information, AYI has designed features around mutual friends and interests that improve the online dating experience and, compared to traditional online dating websites, more closely mirrors the way singles traditionally meet offline.  We continually update AYI’s feature set with new features to increase user engagement, make users more social and to increase the number of users that are converted to active subscribers.

Browse Function

AYI’s game-like “browse” function presents profiles of other users that match user criteria and prompts them to indicate if they are “interested” by either clicking on a “yes” or “skip” button above the profile picture or by sending a message when viewing that user’s profile. Users are notified when another user has clicked “yes” on their profile or if they have received a message from another user. In instances where users select "yes" on each other’s profile, the application automatically introduces the two users, who are likely to have mutual interest. In addition, AYI’s “friends of friends” function allows users to view other users that have mutual friends.

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

Operational Highlights and Objectives

During the nine months ended September 30, 2014, we executed key components of our objectives for 2014:

●	increased our messaging activity, user engagement and user conversion rates;
●	increased the number of new subscriptions primarily due to advertising and marketing efficiency;
●	reduced total costs and expenses, including programming, hosting and technology expense by approximately 42%, general and administrative expense by approximately 20% and compensation expense by approximately 21% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013; and
●	diversified our user acquisition sources, increasing the percentage of new users acquired through advertisements placed on sources other than Facebook media from 49% in December 2013 to 68% in September 2014.

For the near term, our business objectives include:

●	increasing revenue generated from subscribers by presenting additional purchase opportunities;
●	Launch a new mobile dating application; and
●	appointing independent directors to the Company's Board of Directors.

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

In June 2014, we entered into a Membership Acquisition Agreement (the “Acquisition Agreement”) with Zoosk, whereby we received an upfront payment of $500,000 in two installments in exchange for implementing certain integration features on our AYI.com website and application that advertise Zoosk during the term of the Acquisition Agreement. We are entitled to a payout (up to a maximum amount of $1,000,000) for each person that registers with Zoosk through the integration features during the term of the Acquisition Agreement. The term of the Acquisition Agreement commenced on August 15, 2014 and ends ninety days thereafter, on November 13, 2014.

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

We use a custom model that, at each measurement date, calculates the fair value of the warrant liability using a Monte-Carlo style simulation that uses the following assumptions at each valuation date:  (i) closing stock price, (ii) contractual exercise price, (iii) remaining contractual term, (iv) historical volatility of the stock price, (v) an adjusted volatility that incorporates a 10% incremental discount rate premium through a reduction of the volatility estimate to reflect the lack of marketability of the warrants, (vi) risk-free interest rates that are commensurate with the term of the warrant and (vii) management assessment of the probability of a change of control at various price points.

An increase or decrease in the fair value of the warrant liability will decrease or increase the amount of our earnings, respectively, separate from income or loss from operations.  The primary cause of the change in the fair value of the warrant liability is the value of our common stock. If our common stock price goes up, the value of these derivatives will generally increase, and if our common stock price goes down, the value of these derivatives will generally decrease.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Active subscribers (at period end)	100,671	77,327	100,671	77,327
Bookings	$3,382,639	$2,899,215	$9,803,664	$8,984,898
Net cash provided by (used in) operating activities	$377,461	$(1,098,318)	$(388,233)	$(3,750,249)
Net loss	$(217,549)	$(1,718,747)	$(1,410,324)	$(3,346,231)
Adjusted EBITDA	$154,950	$(1,084,781)	$(522,811)	$(3,355,988)
Adjusted EBITDA as percentage of total revenue	4.4%	(36.3)%	(5.1)%	(34.9)%

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

The following table presents a reconciliation of subscription revenue to bookings for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Reconciliation of Subscription Revenue to Bookings
Subscription revenue	$3,240,317	$2,988,151	$9,529,346	$9,566,361
Change in deferred subscription revenue	142,322	(88,936)	274,318	(581,463)
Bookings	$3,382,639	$2,899,215	$9,803,664	$8,984,898

Limitations of Bookings

Some limitations of bookings as a financial measure include that:

●	Bookings does not reflect that we recognize subscription revenue from subscription fees and micro-transactions over the length of the subscription term or a two-month period, respectively; and
●	Other companies, including companies in our industry, may calculate bookings differently or choose not to calculate bookings at all, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider bookings along with other financial performance measures, including total revenues, subscription revenue, deferred subscription revenue, net gain (loss) and our financial results presented in accordance with GAAP.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net loss adjusted to exclude interest income (expense), net, depreciation and amortization expense, gain (loss) on change in fair value of warrants and stock-based compensation expense.

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

Limitations of Adjusted EBITDA

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect cash capital expenditures for assets underlying depreciation and amortization expense that may need to be replaced or for new capital expenditures;
●	Adjusted EBITDA does not reflect our working capital requirements;
●	Adjusted EBITDA does not consider the potentially dilutive impact of stock-based compensation;
●	Adjusted EBITDA does not reflect interest expense or interest payments on our outstanding indebtedness;
●	Adjusted EBITDA does not reflect the change in fair value of warrants; and
●	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following unaudited table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reconciliation of Net loss to Adjusted EBITDA:
Net loss	$(217,549)	$(1,718,747)	$(1,410,324)	$(3,346,231)
Interest expense (income), net	11,433	(4,366)	15,137	(7,471)
Depreciation and amortization expense	43,268	44,457	130,141	130,020
Loss (gain) on change in fair value of warrants	23,425	163,975	(46,850)	(1,007,275)
Stock-based compensation expense	294,373	429,900	789,085	874,969
Adjusted EBITDA	$154,950	$(1,084,781)	$(522,811)	$(3,355,988)

Results of Operations

The following table sets forth Condensed Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	100%	100%	100%	100%
Costs and expenses:
Programming, hosting and technology expense	19.7%	41.0%	22.5%	41.6%
Compensation expense	23.6%	40.9%	24.0%	32.5%
Professional fees	4.4%	6.7%	6.5%	7.0%
Advertising and marketing expense	36.9%	37.6%	37.9%	33.4%
General and administrative expense	20.7%	25.9%	23.2%	30.9%
Total costs and expenses	105.2%	152.1%	114.1%	145.4%
Loss from operations	(5.2)%	(52.1)%	(14.1)%	(45.4)%
Interest income (expense), net	(0.3)%	0.0%	(0.1)%	0.0%
Gain (loss) on change in fair value of warrants	(0.7)%	(5.5)%	0.5%	10.5%
Other income	0.0%	0.1%	0.0%	0.0%
Loss before provision for income taxes	(6.2)%	(57.5)%	(13.8)%	(34.8)%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net loss	(6.2)%	(57.5)%	(13.8)%	(34.8)%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

Revenues increased to $3,484,500 for the three months ended September 30, 2014, from $2,989,978 for the three months ended September 30, 2013. The increase is mainly driven by an increase in advertising revenue principally derived from the Business Development Agreement and the Acquisition Agreement and an increase in subscription revenue due to an increase in the number of active subscribers as a result of periodic promotions.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the three months ended September 30, 2014 and the three months ended September 30, 2013, the increase between those periods, the percentage increase between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	September 30,				September 30,
	2014	2013	Increase	% Increase	2014	2013
Subscription revenue	$3,240,317	$2,988,151	$252,166	8.4%	93.0%	99.9%
Advertising revenue	244,183	1,827	242,356	13,265.2%	7.0%	0.1%
Total revenues	$3,484,500	$2,989,978	$494,522	16.5%	100.0%	100.0%

Subscription – The results for the three months ended September 30, 2014 reflect an increase in subscription revenue of $252,166 or 8.4%, as compared to the three months ended September 30, 2013.  This increase in subscription revenue for the three months ended September 30, 2014, was primarily driven by an increase in recurring revenue from an increase in the number of active subscribers, primarily as a result of periodic promotions that were implemented during the first quarter of 2014. We expect the increase in subscriptions to support revenue growth throughout the fourth quarter of 2014. Subscription revenue as a percentage of total revenue was 93.0% for the three months ended September 30, 2014, as compared to 99.9% for the three months ended September 30, 2013.

Advertising – The results for the three months ended September 30, 2014 reflect an increase in advertising revenue of $242,356, or 13,265.2%, as compared to the three months ended September 30, 2013.  The increase in advertising revenue resulted from revenue recognized under the Business Development Agreement with Match.com and the Acquisition Agreement with Zoosk. Advertising revenue as a percentage of total revenue was 7.0% for the three months ended September 30, 2014, as compared to 0.1% for the three months ended September 30, 2013.

Costs and Expenses

Total costs and expenses for the three months ended September 30, 2014 reflect a decrease in costs and expenses of $881,925, or 19.4%, as compared to the three months ended September 30, 2013. During the three months ended September 30, 2014, we reduced total costs and expenses, including employee headcount. The following table presents our costs and expenses for the three months ended September 30, 2014 and 2013, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Three Months Ended			%
	September 30,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Programming, hosting and technology expense	$687,162	$1,225,129	$(537,967)	(43.9)%
Compensation expense	820,872	1,223,555	(402,683)	(32.9)%
Professional fees	151,806	200,619	(48,813)	(24.3)%
Advertising and marketing expense	1,285,889	1,125,181	160,708	14.3%
General and administrative expense	721,462	774,632	(53,170)	(6.9)%
Total costs and expenses	$3,667,191	$4,549,116	$(881,925)	(19.4)%

Programming, Hosting and Technology – The results for the three months ended September 30, 2014 reflect a decrease in programming, hosting and technology expense of $537,967 or 43.9%, as compared to the three months ended September 30, 2013.  The decrease in this expense for the three months ended September 30, 2014, was primarily driven by lower consulting expense and hosting expense, as well as reduced headcount.  Programming, hosting and technology expense as a percentage of total revenues was 19.7% for the three months ended September 30, 2014, as compared to 41.0% for the three months ended September 30, 2013.

Compensation – The results for the three months ended September 30, 2014 reflect a decrease in compensation expense, which excludes the cost of developers and programmers included in programming, hosting and technology expense above, of $402,683, or 32.9%, as compared to the three months ended September 30, 2013.  The decrease in compensation expense for the three months ended September 30, 2014 was primarily driven by decreased stock-based compensation expense and reduced headcount in management and support areas as compared to the comparable period in 2013. Compensation expense as a percentage of total revenues was 23.6% for the three months ended September 30, 2014, as compared to 40.9% for the three months ended September 30, 2013.

Professional fees – The results for the three months ended September 30, 2014 reflect a decrease in professional fees of $48,813, or 24.3%, as compared to the three months ended September 30, 2013.  The decrease in professional fees for the three months ended September 30, 2014, was primarily driven by a decrease in legal fees.  Professional fees as a percentage of total revenues were 4.4% for the three months ended September 30, 2014, as compared to 6.7% for the three months ended September 30, 2013.

Advertising and Marketing – The results for the three months ended September 30, 2014 reflect an increase in advertising and marketing expense of $160,708, or 14.3%, as compared to the three months ended September 30, 2013.  The increase in advertising and marketing expense for the three months ended September 30, 2014, as compared to the prior year period, was primarily driven by an increase in the number and magnitude of user acquisition campaigns.  Advertising and marketing expense as a percentage of total revenues was 36.9% for the three months ended September 30, 2014, as compared to 37.6% for the three months ended September 30, 2013.

General and Administrative – The results for the three months ended September 30, 2014 reflect a decrease in general and administrative expense of $53,170, or 6.9%, as compared to the three months ended September 30, 2013.  The decrease in general and administrative expense for the three months ended September 30, 2014, as compared to the comparable period in the prior year, was primarily driven by lower recruiting and public relations expenses.  General and administrative expense as a percentage of total revenues was 20.7% for the three months ended September 30, 2014, as compared to 25.9% for the three months ended September 30, 2013.

Non-Operating Expense

The following table presents the components of non-operating expense for the three months ended September 30, 2014 and the three months ended September 30, 2013, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Three Months Ended
	September 30,			%
	2014	2013	Increase (Decrease)	Increase (Decrease)
Interest income (expense), net	$(11,433)	$1,405	$(12,838)	(913.7)%
Gain (loss) on change in fair value of warrants	(23,425)	(163,975)	140,550	85.7%
Other income	-	2,961	(2,961)	(100)%
Total non-operating expense	$(34,858)	$(159,609)	$124,751	(78.2)%

Interest income (expense), net

Interest expense, net for the three months ended September 30, 2014 was $11,433, an increase of $12,838, or 913.7%, as compared to interest income, net of $1,405 for the three months ended September 30, 2013.  Interest income (expense), net represented (0.3)% and 0.0% of total revenues for the three months ended September 30, 2014 and 2013, respectively.

Loss on change in fair value of warrants

Our warrant liability is mark-to-market at each reporting period, with changes in fair value reported in earnings. The mark-to-market loss of $23,425 for the three months ended September 30, 2014 and $163,975 for the three months ended September 30, 2013 represented the changes in fair value of the warrant liability during those periods. Loss on change in fair value of warrants represented 0.7% and 5.5% of total revenues for the three months ended September 30, 2014 and 2013, respectively.

Other income

Other income for the three months ended September 30, 2014 was $0, a decrease of $2,961, or 100%, as compared to other income of $2,961 for the three months ended September 30, 2013.  Other income represented 0.0% and 0.1% of total revenues for the three months ended September 30, 2014 and 2013, respectively.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

Revenues increased to $10,226,862 for the nine months ended September 30, 2014, from $9,611,528 for the nine months ended September 30, 2013. The increase is driven by an increase in advertising revenues principally derived from the Business Development Agreement and the Acquisition Agreement.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the nine months ended September 30, 2014 and 2013, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Nine Months Ended			%	Nine Months Ended
	September 30,		Increase	Increase	September 30,
	2014	2013	(Decrease)	(Decrease)	2014	2013
Subscription revenue	$9,529,346	$9,566,361	$(37,015)	(0.4)%	93.2%	99.5%
Advertising revenue	697,516	45,167	652,349	1,444.3%	6.8%	0.5%
Total revenues	$10,226,862	$9,611,528	$615,334	6.4%	100.0%	100.0%

Subscription – The results for the nine months ended September 30, 2014 reflect a decrease in subscription revenue of $37,015, or 0.4%, as compared to the nine months ended September 30, 2013.  The decrease in subscription revenue for the nine months ended September 30, 2014, was primarily driven by a decrease in subscription prices due to periodic promotions that were partially offset by an increase in the number of active subscribers as a result of periodic promotions.  Subscription revenue as a percentage of total revenue was 93.2% for the nine months ended September 30, 2014, as compared to 99.5% for the nine months ended September 30, 2013.

Advertising – The results for the nine months ended September 30, 2014 reflect an increase in advertising revenue of $652,349, or 1,444.3%, as compared to the nine months ended September 30, 2013.  The increase in advertising revenue resulted from revenue recognized under the Business Development Agreement and the Acquisition Agreement. Advertising revenue as a percentage of total revenue was 6.8% for the nine months ended September 30, 2014, as compared to 0.5% for the nine months ended September 30, 2013.

Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2014 reflect a decrease in costs and expenses of $2,303,606, or 16.5%, as compared to the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we reduced total costs and expenses, including employee headcount. The following table presents our costs and expenses for the nine months ended September 30, 2014 and 2013, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Nine Months Ended			%
	September 30,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Programming, hosting and technology expense	$2,299,768	$3,993,704	$(1,693,936)	(42.4)%
Compensation expense	2,455,134	3,123,161	(668,027)	(21.4)%
Professional fees	664,837	674,426	(9,589)	(1.4)%
Advertising and marketing expense	3,875,148	3,209,110	666,038	20.8%
General and administrative expense	2,374,012	2,972,104	(598,092)	(20.1)%
Total costs and expenses	$11,668,899	$13,972,505	$(2,303,606)	(16.5)%

Programming, Hosting and Technology – The results for the nine months ended September 30, 2014 reflect a decrease in programming, hosting and technology expense of $1,693,936 or 42.4%, as compared to the nine months ended September 30, 2013.  The decrease in this expense for the nine months ended September 30, 2014, was primarily driven by reduced consulting expense, hosting expense and headcount. Programming, hosting and technology expense as a percentage of total revenues was 22.5% for the nine months ended September 30, 2014, as compared to 41.6% for the nine months ended September 30, 2013.

Compensation – The results for the nine months ended September 30, 2014 reflect a decrease in compensation expense, which excludes the cost of developers and programmers included in programming, hosting and technology expense above, of $668,027, or 21.4%, as compared to the nine months ended September 30, 2013.  The decrease in compensation expense for the nine months ended September 30, 2014 was primarily driven by reduced headcount in management and support areas as compared to the comparable period in 2013. Compensation expense as a percentage of total revenues was 24.0% for the nine months ended September 30, 2014, as compared to 32.5% for the nine months ended September 30, 2013.

Professional fees – The results for the nine months ended September 30, 2014 reflect a decrease in professional fees of $9,589, or 1.4%, as compared to the nine months ended September 30, 2013.  The slight decrease in professional fees for the nine months ended September 30, 2014, was primarily driven by a decrease in legal fees.  Professional fees as a percentage of total revenues were 6.5% for the nine months ended September 30, 2014, as compared to 7.0% for the nine months ended September 30, 2013.

Advertising and Marketing – The results for the nine months ended September 30, 2014 reflect an increase in advertising and marketing expense of $666,038, or 20.8%, as compared to the nine months ended September 30, 2013.  The increase in advertising and marketing expense for the nine months ended September 30, 2014, as compared to the prior year period, was primarily driven by an increase in the number of user acquisition campaigns.  Advertising and marketing expense as a percentage of total revenues was 37.9% for the nine months ended September 30, 2014, as compared to 33.4% for the nine months ended September 30, 2013.

General and Administrative – The results for the nine months ended September 30, 2014 reflect a decrease in general and administrative expense of $598,092, or 20.1%, as compared to the nine months ended September 30, 2013.  The decrease in general and administrative expense for the nine months ended September 30, 2014, as compared to the comparable period in the prior year, was primarily driven by lower recruiting expenses, public relations expenses and reduced headcount.  General and administrative expense as a percentage of total revenues was 23.2% for the nine months ended September 30, 2014, as compared to 30.9% for the nine months ended September 30, 2013.

Non-Operating Income (Expense)

The following table presents the components of non-operating income for the nine months ended September 30, 2014 and 2013, the decrease between those periods and the percentage decrease between those periods:

	Nine Months Ended
	September 30,			%
	2014	2013	(Decrease)	(Decrease)
Interest income (expense), net	$(15,137)	$4,510	$(19,647)	(435.6)%
Gain on change in fair value of warrants	46,850	1,007,275	(960,425)	(95.3)%
Other income	-	2,961	(2,961)	(100.0)%
Total non-operating income	$31,713	$1,014,746	$(983,033)	(96.9)%

Interest income (expense), net

Interest expense, net for the nine months ended September 30, 2014 was $15,137, an increase of $19,647, or 435.6%, as compared to the interest income, net $4,510 for the nine months ended September 30, 2013. Interest expense, net represented (0.1)% of total revenues for the nine months ended September 30, 2014 as compared to 0.0% for the nine months ended September 30, 2013.

Gain on change in fair value of warrants

Our warrant liability is mark-to-market at each reporting period, with changes in fair value reported in earnings. The mark-to-market gain of $46,850 for the nine months ended September 30, 2014 and $1,007,275 for the nine months ended September 30, 2013 represented the changes in fair value of the warrant liability during those periods. Gain on change in fair value of warrants represented 0.5% and 10.5% of total revenues for the nine months ended September 30, 2014 and 2013, respectively.

Other income

Other income for the nine months ended September 30, 2014 was $0, a decrease of $2,961, or 100%, as compared to other income of $2,961 for the nine months ended September 30, 2013.  Other income represented 0.0% and 0.0% of total revenues for the nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2014	2013
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(388,233)	$(3,750,249)
Net cash used in investing activities	(11,042)	(127,164)
Net cash provided by financing activities	400,000	-
Net increase (decrease) in cash and cash equivalents	$725	$(3,877,413)

We have historically financed our operations through cash generated from our equity offering in January 2011, cash provided from operations and promissory notes from investors.

As of September 30, 2014, we had $928,077 in cash and cash equivalents, as compared to cash and cash equivalents of $927,352 as of December 31, 2013.  Historically, our working capital has been generated through operations and equity offerings. If we continue to grow and expand our operations, our need for working capital will increase. Though we have reduced cash used in operating activities, we do not anticipate being profitable for the year ending December 31, 2014. Our growth objectives require a continued investment in advertising and marketing expense during the remainder of 2014 to acquire new users. We intend to finance our business and growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

We have also incurred debt as a means of generating liquidity. As of September 30, 2014, the outstanding principal amount of our debt was $400,000, which consisted of two promissory notes, each of which is discussed in more detail below.

Carrella Note

As of September 30, 2014, we had approximately $100,000 of outstanding indebtedness under a promissory note with Thomas Carrella. The promissory note with Mr. Carrella is due and payable on the earlier of February 20, 2015 and an event of default and bears interest at a rate of fifteen percent (15%) per annum. The Company calculated the fair value of the warrant using Black-Scholes option pricing model and recorded $4,750 of deferred financing costs related to the issuance of the warrant that will be amortized over the term of the promissory note.

We used the proceeds from this promissory note for general corporate purposes, including working capital.

Lerner Note

As of September 30, 2014, we had approximately $300,000 of outstanding indebtedness under a promissory note with Clifford Lerner. The promissory note with Mr. Lerner is due and payable on the earlier of January 24, 2015 and an event of default and bears interest at a rate of nine percent (9%) per annum. We used the proceeds from this promissory note for general corporate purposes, including working capital.

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

Operating Activities

Net cash used in operating activities was $388,233 for the nine months ended September 30, 2014, as compared to net cash used in operating activities of $3,750,249 for the nine months ended September 30, 2013. This decrease in net cash used in operating activities of $3,362,016 was primarily a result of the increase in deferred subscription revenue and advertising revenue, as well as our efforts to reduce costs and expenses.

Significant items impacting cash flow in the nine months ended September 30, 2014 included significant cash outlays relating to advertising and marketing expense.  These uses of cash were offset in part by collections in subscription revenues received during the period.

Significant items impacting cash flow in the nine months ended September 30, 2013 included significant cash outlays relating to advertising and marketing expense and increases in programming, hosting and technology expense, professional fees and related benefits associated with the growth of our business. These uses of cash were offset in part by collections in subscription revenues received during the period.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2014 and 2013 was $11,042 and $127,164, respectively. Cash used in investing activities included purchases of property and equipment totaling $3,731 and $48,553 during the nine months ended September 30, 2014 and 2013, respectively. These purchases consisted primarily of computers and servers during the periods. We continue to invest in technology hardware and software to support our growth. These purchases were offset by the repayment of a promissory note in the amount of $92,689 by a former employee during the nine months ended September 30, 2014.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2014 was $400,000. The increase relates to promissory notes issued during the period totaling $400,000 (See Note 11 in the Notes to the Condensed Consolidated Financial Statements).

There was no cash provided by financing activities for the nine months ended September 30, 2013.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

During the nine months ended September 30, 2014, there were no material changes to the Company’s contractual obligations and commitments from those disclosed in “Note 15. Commitments” in the Notes to the Condensed Consolidated Financial Statements included in the Form 10-K filed with the SEC on March 5, 2014, which is hereby incorporated by reference herein.

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

During the nine months ended September 30, 2014, there were no material changes to our significant accounting policies from those contained in the Form 10-K filed with the SEC on March 5, 2014, which is hereby incorporated by reference herein.

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

Based on the evaluation as of September 30, 2014, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of September 30, 2014, the Company determined that the following items constituted a material weakness:

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 22, 2014, Emmanuel C. Gonzales filed a complaint against us in the United States District Court for the Eastern District of Texas (Case No. 2:14-cv-992). The complaint alleges that we infringe upon several of the plaintiff’s patents by, among other things, allowing subscribers to create a list containing specific qualities attributable to such subscriber that is converted into a digital label and stored in a searchable database for AYI.com (U.S. Patent No. 7,558,807), encoding data about individual subscribers in the form of labels and providing search functionality based upon those labels for AYI.com (U.S. Patent No. 7,647,339), gathering data relating to online content from the owner of the content, including individual subscribers, and creating and storing digital labels for such data in a searchable database for AYI.com (U.S. Patent No. 7,873,665), encoding data about individual subscribers in the form of labels and provide search and edit functionality for AYI.com (U.S. Patent No. 8,065,333), encoding personal preference labels and limiting accessibility of information based upon such labels for AYI.com (U.S. Patent No. 8,296,325). The complaint seeks monetary damages of no less than a reasonable royalty, interest and attorneys’ fees.

We dispute the allegations made by the plaintiff and intend to vigorously defend ourselves in this litigation. In the event that a court ultimately determines that we have infringed upon any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features of AYI.com that we currently offer to users. We cannot predict with any degree of certainty the outcome of the litigation or determine the extent of any potential liability or damages.

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A.  Risk Factors” in the Form 10-K, as updated by the Risk Factors disclosed in “Item 1A. Risk Factors” of the Form 10-Q.  For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Form 10-K, as updated by “Item 1A. Risk Factors” of the Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed on February 11, 2011 by the Company with the SEC).
3.2	Certificate of Amendment of Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of the Company filed on February 11, 2011 by the Company with the SEC).
3.3	Amended and Restated By-Laws of Snap Interactive, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on April 25, 2012 by the Company with the SEC).
31.1 *	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

** The certifications attached as Exhibit 32.1 are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Snap Interactive, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP INTERACTIVE, INC.

Date: November 10, 2014	By:	/s/ Clifford Lerner
Clifford Lerner President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Alexander Harrington
Alexander Harrington Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

