Form 10-K
period 2014-12-31
Snap Interactive, Inc
filed 2015-03-05
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2014

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common stock, par value $0.001 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $5,454,848.

As of March 2, 2015, the registrant had 39,682,826 shares of common stock outstanding, excluding 10,325,000 unvested shares of restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A relating to the 2015 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

SNAP INTERACTIVE, INC.

 ANNUAL REPORT ON FORM 10-K

Our Corporate Information

Snap Interactive, Inc. was incorporated under the laws of the State of Delaware on July 19, 2005. Our principal executive office is located at 462 7th Ave, 4th Floor, New York, New York 10018.

Unless the context otherwise indicates, all references in this Annual Report on Form 10-K to “Snap,” “we,” “our,” “us,” and the “Company” refer to Snap Interactive, Inc. and its subsidiaries on a consolidated basis.

AYI, the AYI logo, Snap, the Snap logo and other trademarks or service marks appearing in this report are the property of Snap Interactive, Inc.  Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective owners.

A reference to a swipe is a gesture that a user of The Grade makes when browsing a profile, swiping to the right to signify interest, or to the left to proceed to the next profile. Unless otherwise indicated, metrics for users are based on information that is reported by Facebook and internally-derived metrics for users across all platforms through which our application is accessed.  References in this report to users mean those persons who have created a user name and password, and active subscribers means users that have prepaid a subscription fee for current unrestricted communication on the AYI application and whose subscription period has not yet expired. The metrics for active subscribers are based on internally-derived metrics across all platforms through which our application is accessed.

i

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties.  Words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “began,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements.  All forward-looking statements speak only as of the date on which they are made.  Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to generate and sustain increased revenue levels and achieve profitability in the future;
●	our ability to maintain good relationships with Apple Inc., Facebook, Inc. and Google Inc.;
●	our reliance on our executive officers;
●	the intense competition in the online dating industry;
●	our ability to release new applications or derive revenue from new applications;
●	our reliance on a small percentage of our total users for substantially all of our revenue;
●	our ability to develop, establish and maintain a strong brand;
●	our ability to update our applications to respond to the trends and preferences of online dating consumers;
●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;
●	our ability to develop and market new technologies to respond to rapid technological changes;
●	our ability to effectively manage our headcount, including attracting and retaining qualified employees;
●	our ability to generate subscribers through advertising and marketing agreements with third party advertising and marketing providers;
●	our heavy reliance on the Facebook platform to run our application and Facebook Inc.’s ability to discontinue, limit or restrict access to its platform by us or our applications, change its terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develops applications or features that compete with our applications;
●	our reliance on third party email service providers for delivery of email campaigns to convert users to subscribers and to retain subscribers;
●	the effect of an interruption or failure of our data center, programming code, servers or technological infrastructure;
●	the effect of security breaches, computer viruses and computer hacking attacks;
●	our ability to comply with laws and regulations regarding privacy and protection of user data;
●	our reliance upon credit card processors and related merchant account approvals;
●	governmental regulation or taxation online dating or the Internet;
●	the impact of any claim that we have infringed on intellectual property rights of others;
●	our ability to protect our intellectual property rights;
●	the risk that we might be deemed a “dating service” or an “Internet dating service” under various state regulations;
●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;
●	our ability to obtain additional capital or financing to execute our business plan;
●	our ability to repay indebtedness; and
●	our ability to maintain effective internal control over financial reporting.

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this report, except to the extent required by applicable securities laws.

ii

PART I

ITEM 1.	BUSINESS

Overview

AYI

We provide a leading online dating application under the “Are You Interested?” (“AYI”) brand that is native on Facebook, iOS and AndroidTM platforms, and is also accessible on mobile devices and desktops at AYI.com.  The vast majority of subscribers to our application are between the ages of 30 and 60, with an average age of 46 years old. We target our application to users in this age demographic because of their rapidly growing use of online dating and their greater disposable income relative to younger users. AYI was the #2 grossing application in the U.S. Lifestyle Category on Apple® App StoreSM in the United States as of March 2, 2015. As of March 2, 2015, we had approximately 103,000 active subscribers which constituted a 33% increase in active subscribers since December 31, 2013.  New subscription transactions for the year ended December 31, 2014 increased 30% as compared to new subscription transactions for the year ended December 31, 2013.

Our AYI application is available to users and active subscribers. Our AYI application is extremely scalable and requires limited incremental operational cost to add additional users, active subscribers or new features catering to additional discrete audiences. We have experienced recent growth in the number of our active subscribers, as seen by the table below:

The Grade

We also provide an online dating application under “The Grade” brand that is native on iOS. The Grade is a new mobile application that we launched in November 2014 to pursue our strategy of providing a portfolio of dating and social applications.

The Grade is a mobile dating application that holds users accountable for their behavior by using a proprietary algorithm that assigns letter grades to users ranging from “A+” to “F” based on profile quality, response rate and message quality. Users with a grade of “D” receive a warning and instructions on how to improve their grade, while users who fail to improve an “F” grade are at risk of expulsion. Expelled users have the ability to “appeal” the decision by providing reasons why they should be allowed back, but re-entry is not guaranteed. By providing user grades and expelling low-quality users who receive an “F” grade, The Grade aims to create a community of high-quality users who are desirable, articulate and responsive.

A user’s overall grade is based on an algorithm that incorporates the grades for profile quality, response rate and message quality. The profile quality grade is based on an analysis of the quality of a user’s profile based on several factors, including the quantity and quality of a user’s photos, how often a user’s profile gets “liked” and the length and quality of a user’s “about me” section. The response rate grade is based on how often a user responds to messages and how often the user obtains a response in return. The message quality grade is based on several factors that analyze messages for grammatical mistakes, spelling errors, use of slang and length, as well as whether a user’s messages contain inappropriate content.

Sources of Competitive Strength

We believe the success of our online dating applications is the direct result of the superior user experience the applications provide. While many online dating applications and websites provide similar functionality, most competitive services require meaningful effort and initiative on the part of the user to make contact with other users.  Our applications are designed to eliminate effort and friction in user-to-user interaction by automating certain aspects of the introductory dialog between users.  As a consequence, we believe our users find our experience more social and enjoyable than many competitive interactive dating services.

Our data-driven business practices also differentiate us from our competitors and provide us with a competitive advantage.  The user engagement of our applications and the propensity of users to subscribe is continually enhanced through constant experimentation.  Our sophisticated A/B testing framework can support millions of different versions of the applications in parallel in order to test new features and functionality, design changes and changes to our algorithms. We have also developed business processes and human capital dedicated to business intelligence to analyze and interpret A/B test data, with the result that every change we make to our applications produces verifiable benefits, and the user experience and economics of the applications continually improve.

Financial Overview

We generate revenues from subscriptions as well as advertising agreements with third parties. For the years ended December 31, 2013 and 2014, our revenues were $12.6 million and $13.6 million, respectively.  We had net losses of $4.0 million and $1.7 million for the years ended December 31, 2013 and 2014, respectively. As of March 2, 2015, we had 28 employees, all of whom were located in our New York City headquarters.

Our Applications

AYI

AYI attracts a demographically and geographically diverse user base, with users in over 180 different countries.  Our application is intuitive, and allows users and subscribers to easily find, connect and communicate with each other.  Key features and tools of our AYI application include:

Profile Creation

Users can join AYI by creating a personal profile that is connected to their email address or by using “Facebook Connect” to create a profile. An AYI user with a Facebook profile can easily import information from their profile, including the user’s photos and interest data. Their AYI profiles are also updated in real time as they add interests on Facebook. Once a profile has been created, AYI users are able to browse for potential matches, including other singles with mutual friends on AYI or similar interests.  Using this information, AYI has designed features around mutual friends and similar interests that improve the online dating experience and, compared to traditional online dating websites, more closely mirrors the way singles traditionally meet offline.  We continually update AYI’s feature set with new features to increase user engagement, make users more social and to increase the number of users that are converted to active subscribers.

Browse Function

AYI’s game-like “browse” function presents profiles of other users that match user criteria and prompts them to indicate if they are “interested” by either clicking on a “yes” or “skip” button above the profile picture or by sending a message when viewing that user’s profile. Users are notified when another user has clicked “yes” on their profile or if they have received a message from another user. In instances where users select "yes" on another user’s profile, the application automatically introduces the two users, who are likely to have similar interests. In addition, AYI’s “friends of friends” function allows users to view other users that have mutual friends.

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

The Grade

We designed The Grade as a free mobile application that caters to individuals who are dissatisfied with the quality of user interactions on mobile online dating applications. By providing user grades and expelling users who receive a failing “F” grade, the application holds users accountable for their behavior and aims to create a community of desirable, responsive and articulate users. As of March 2, 2015, we had more than 5.2 million swipes by users of The Grade. Some of the key features and tools of The Grade include:

Profile Creation

Users can join The Grade by using “Facebook Connect” to easily create a profile. With the user’s permission, The Grade will obtain certain information from a user’s profile including photos, location and interests. The Grade then displays other users as potential matches based on location, gender and age preferences.

Browse Function

Once a user creates a profile, The Grade automatically presents the user with potential matches by displaying a profile picture of the potential match along with the user's overall grade. The browse function allows users to indicate whether they “like” a profile by selecting a checkmark or selecting an “X” if they are not interested in the potential match. By scrolling up or down on the profile picture, users can view additional pictures as well as other profile information, including similar interests, common friends, education, religion, ethnicity, “about me” and grades in the three categories - profile quality, response rate and message quality. Users are automatically notified when a “match” exists, meaning both users “like” one another’s profile. Once users have been matched, they are allowed to send messages to each other.

Grading System

A user’s overall grade is based on an algorithm that incorporates the grades based on profile quality, response rate and message quality. The profile quality grade is based on several factors, including the quantity and quality of a user’s photos, how often a user’s profile gets “liked” and the length and quality of a user’s “about me” section. The response rate grade is based on how often a user responds to messages and how often the user obtains a response back. The message quality grade is based on several factors that analyze messages for grammatical mistakes, spelling errors, use of slang and length, as well as whether a user’s messages contain inappropriate content. These three categories are combined to create a user’s overall grade, which is visible to other users of the application.

Application Development

Our application development processes are designed to enable us to rapidly and cost effectively develop our online dating applications to meet the expectations and preferences of users and the requirements of the third party platforms through which we offer our applications.  These processes include a sophisticated A/B testing framework that allows us to run a significant number of statistically relevant tests on AYI at any given time.  We can test new features, new functionality, design changes and changes to our proprietary algorithms and compare the results to control groups to see if they would be likely to improve the conversion of users into subscribers.  We have also integrated Splunk Enterprise technology, a data analysis and management tool, into our data analytics and application development processes to provide a real-time granular analysis of user behavior and ability to “lock-in” features that outperform their relevant control groups.

A significant amount of our logins occur through third party platforms.  We believe we provide value to these third party platforms by: (i) creating and maintaining user engagement on, and integrating with, the platforms; (ii) driving traffic to the platforms to generate advertising revenue for such platforms, including through the placement of advertisements on our online dating applications and (iii) directly purchasing advertising from these platforms.

While the majority of our users continue to access our applications through the Facebook platform, we have seen significant increases in user activity across our mobile platforms during 2014.  For example, in December 2014, approximately 44% of logins to AYI were made through a mobile device as compared to 30% of logins to AYI in December 2013. We plan to continue to develop and support our applications on iPhone, Android and other mobile devices.

With our vast amount of data that we have accumulated over several years across multiple platforms, we believe that leveraging this user base and the data therefrom allows us to create a one-of-a-kind experience for users looking to meet people with mutual friends or similar interests.

Our Strengths

Since our inception, we have developed and are leveraging the following key strengths of our business model:

●	“Freemium” Online Dating Model. We operate AYI on a “freemium” model in which certain application features are free to all users and other features are only available to subscribers. We believe this “freemium” model, when combined with our development of AYI as an online dating application, differentiates us from other applications in the online dating industry.

●

Engaging Functionality on a Highly Scalable Platform. We have designed our applications with game-like “browse” functions and other features that prompt interactions between users, which make our applications highly engaging and easy to use. While many online dating applications and websites provide similar functionality, most competitive services require meaningful effort and initiative on the part of the user to make contact with other users.  Our applications are designed to eliminate effort and friction in user-to-user interaction by automating certain aspects of the introductory dialogue between users.  We have developed many different and popular online dating features for our applications, including the ability to search for potential matches with mutual friends or similar interests on AYI and the ability to view a user’s grade on The Grade.  Our applications are also extremely scalable and require limited incremental cost to add additional users or to create new features catering to additional discrete audiences.

●

Marketing Effectiveness and Data Analytics. We believe that our data analytics and application development processes provide us with a competitive advantage over other online dating websites and applications. Our data analytics provides us with critical visibility into the effectiveness of our advertising and marketing expense and allow us to quickly modify such expenditures to create more effective user acquisition campaigns. Our application development processes also include a sophisticated A/B testing framework that allows us to test new features, new functionality, design changes, changes to our proprietary algorithms and compare the results to control groups. These processes provide a real-time granular analysis of user behavior and allow us to modify our applications to increase user engagement and the number of users that convert into paying subscribers.

●	Large and Global Community of Subscribers. As of March 2, 2015, we had approximately 103,000 active subscribers. We believe that our extensive subscriber base allows us to create a favorable experience for users looking to meet people with mutual friends or similar interests.

●	Increased Mobile Penetration. Our easy-to-use mobile dating applications have been designed to acquire users on every platform and allow users to interact with other users from virtually anywhere and at any time. Our applications have been designed to work on small screens and other mobile devices, and allow users to create a profile, interact with other users and pay for subscriptions using their mobile devices. The Grade is only available as a mobile application and our mobile AYI application is increasingly being adopted by our users. For example, in December 2014, approximately 44% of logins to AYI were made through a mobile device as compared to 30% of logins to AYI in December 2013.

Our Strategy

Our strategy includes the following key components:

●

Increase Our Subscriber Base. We plan to invest in user acquisition campaigns to promote AYI and The Grade and increase the number of users and paid subscribers. We frequently analyze our advertising and marketing expense in an effort to ensure that we optimize our return on investments in these areas.

●

Increase Our Mobile Presence. We plan to increase the presence of the AYI and The Grade applications in the mobile market through improving the mobile user experience, increasing our prominence on the Apple iTunes store and Google Play store and transitioning desktop users to become mobile users. Consistent with this objective, The Grade is only available as a mobile application and we have created a seamless cross-platform experience that allows new and existing AYI users to login to any platform to access their messages, communicate cross-platform with other users and subscribe to access the entire feature set. We are also continuing to prioritize initiatives that will improve the rate at which we convert our mobile users into paid subscribers.

●

Increase Our International Presence. We have begun to prioritize efforts to increase the international presence of the AYI application, including by developing localized and translated versions of the AYI application for certain international countries. We expect that by localizing and translating the AYI application to various international countries, we will increase the number of our users and paid subscribers and will realize higher user conversion and retention rates.

●

Introduce New Applications. We plan to develop a portfolio of applications around the core AYI application by investing substantial resources to develop and launch new mobile or desktop applications or by developing separate localized or mobile versions of AYI for specific target demographics or geographies. We began to implement this portfolio approach through the launch of The Grade in November 2014.

Marketing Strategy

Our current marketing activities aim to raise awareness of the AYI and The Grade brands and attract users by promoting the unique content and quality of our applications. We primarily advertise through Internet and mobile advertising and run hundreds of user acquisition campaigns at any given time, targeting various classifications of users.

We acquire a significant number of our users through paid marketing channels. We plan our advertising and marketing activities based on our expected return on investment (which we measure based on the profit margin of proceeds from advertising and marketing expenditures, divided by advertising and marketing expense) and believe that we lead our public company competitors based on our overall revenue yield from advertising and marketing expense. Our advertising and marketing efficiency continues to be enhanced by constant experimentation and optimizations to increase user engagement and the number of users that are converted to paid subscribers.

We also market AYI and The Grade by, among other things, providing online dating information to the media. During 2014 AYI was referenced in New York Post, Huffington Post, Forbes, BuzzFeed, New York Daily News, U.S. News and World Report, Mashable and The Telegraph and The Grade was mentioned in MSN.com, ABC, Washington Post (online and Washington Post Magazine print), USA Today, New York Daily News, TIME.com, Vogue, Today.com, New York Post, Shape.com, Self Magazine, Fortune, Sydney Morning Herald and Business Insider.

Payment Options

Our users have a variety of methods by which to purchase subscriptions to AYI.  Users can pay by credit card, electronic check, PayPal, Fortumo or as an in-App purchase through Apple Inc.’s App Store.  Pursuant to Apple Inc.’s terms of service, Apple Inc. retains 30% of the revenue that is generated from sales on our iPhone application through in-App purchases in the United States.  Regardless of which payment method is utilized, users may access AYI through any of the gateways we offer.

Competition

We face substantial competition from online dating websites such as Christianmingle.com, Cupid.com, eHarmony.com, POF.com, Match.com, LLC (“Match.com”) or other IAC/InterActiveCorp. properties, as well as online dating applications provided by Badoo Trading Limited, MeetMe, Inc. and Zoosk, Inc. (“Zoosk”).  We believe that users often utilize multiple dating websites or applications, and the use of one dating website or application is not necessarily to the exclusion of others.

Achieving a critical mass of subscribers is crucial for online dating websites and applications.  As a result of our user base, we believe we are well-positioned to continue as a leader in online dating.  We believe that our user base also allows us to compete favorably in the marketplace with our current and future applications.  Additionally, we seek to offer applications and services that are unique in the industry, superior in quality, and more appealing than those of our competitors. Additionally, we believe that we have the tools, experience and certain inherent efficiencies to attract new users through Facebook and other sources at a lower cost per subscriber than certain of our traditional online dating competitors.  We also believe that the industry offers substantial room for growth as social networking application platforms and mobile platforms continue to expand as the Internet becomes more of a mainstream method for finding a relationship.

Patent and Trademarks

To establish and protect our proprietary rights, we rely on a combination of trademarks, copyrights, trade secrets, license agreements, patent applications, confidentiality agreements and other contractual rights. We are also pursuing patents related to certain feature sets on the AYI application currently under development. We have two registered trademarks in the United States for “Snap Interactive”; three registered trademarks for “Are You Interested?” and variations thereof in the United States, including several pending applications and registrations in other countries; a registered trademark for a question-mark-heart logo in the United States and a pending application for “ayi” in the United States.

Governmental Regulations

We are subject to a number of U.S. federal and state laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and being litigated in the courts and could be interpreted in ways that could harm our business.  These laws and regulations may involve user privacy, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and online payment services.  In particular, we are subject to federal and state laws regarding privacy and protection of user data, which are constantly evolving and can be subject to significant change.  We are also subject to diverse and evolving laws and regulations in other countries in which we operate. The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industry in which we operate.  Because our online dating applications are accessible worldwide and used by residents of some foreign countries, foreign jurisdictions may claim that we must comply with foreign laws, even in jurisdictions in which we have no local business entity, employees or infrastructure.

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

Growing public concern about privacy and the use of personal information may subject us to increased regulatory scrutiny.  The FTC has, over the last few years, begun investigating companies that have used personally identifiable information in a deceptive or unfair manner or in violation of a posted privacy policy. If we are accused of violating the terms of our privacy policy or implementing unfair privacy practices, we may be forced to expend significant financial and managerial resources to defend against an FTC enforcement action.  Our user database holds the personal information of our users and subscribers residing in the United States and other countries, and we could be sued by those users if any of the information is misappropriated.  Any failure by us to adequately protect our users’ privacy and data could also result in loss of user confidence in our online dating applications and services and ultimately in a loss of active subscribers, which could adversely affect our business.

In addition, virtually every U.S. state has passed laws requiring notification to users when there is a security breach for personal data resulting in unauthorized disclosure, many of which are modeled on California’s Information Practices Act. There are a number of legislative proposals pending before the U.S. Congress and various state legislative bodies concerning data protection that could, if adopted, have an adverse effect on our business. We are unable to determine if and when such legislation may be adopted.  Many jurisdictions, including the European Union, have adopted breach notification and other data protection notification laws designed to prevent unauthorized disclosure of personally identifiable information.  The introduction of new privacy and data breach laws and the interpretation of existing privacy and data breach laws in the United States, Europe and other foreign jurisdictions is constantly evolving. There is a risk that new laws may be introduced or existing laws may be applied in a way that would conflict our current data protection practices or prevent the transfer of data between countries in which we operate.

While online personals services are not currently required to verify the age or identity of subscribers, or to run criminal background checks, legislation in this area has been proposed over the last few years in Ohio, Texas, California, Michigan, New Jersey, Florida and Virginia.  Companies that provide personals services are not currently subject to the same type of regulation as companies deemed “dating service” providers.  However, if a court holds that we are legally providing “dating services” as defined in the relevant regulations, we may be required to comply with additional state regulations. Further, Connecticut, New York, Florida, Texas and New Jersey each have enacted laws that require us to display safety warnings and disclosures to users that we do not conduct background checks.

In addition, rising concern about the use of social networking technologies for illegal conduct may in the future produce legislation or other governmental action that could require changes to our online dating applications or restrict or impose additional costs upon the conduct of our business.  These regulatory and legislative developments, including excessive taxation, may prevent or significantly limit our ability to expand our business.

Employees

As of March 2, 2015, we had 28 employees, all of whom are employed on a full-time basis. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel.

Executive Officers

The number of members of our Board of Directors may be fixed from time to time by the majority of the entire Board of Directors and currently consists of two directors. Clifford Lerner has been our Chairman of the Board of Directors since his appointment upon the formation of the Company. Alexander Harrington was appointed to our Board of Directors in June 2014. Each director that is elected at a future annual meeting of stockholders, and each director that is elected to fill a vacancy or newly created directorship, shall hold a term of office that expires at the next annual meeting of stockholders and until his successor has been elected and qualified.  Our executive officers are appointed by our Board of Directors and hold office until removed by the Board of Directors.

The following table and text sets forth the name, age and position with respect to our directors and executive officers as of March 2, 2015:

Name	Age	Position

Clifford Lerner	37	President, Chief Executive Officer and Chairman of the Board of Directors

Alexander Harrington	43	Chief Operating Officer, Chief Financial Officer and Director

CLIFFORD LERNER is our President, Chief Executive Officer and Chairman of our Board of Directors. Mr. Lerner has served as our President and Chief Executive Officer since founding the Company in 2005 and served as our principal financial officer and principal accounting officer from 2005 to October 2011.  He has also served on our Board of Directors since 2005.  Prior to joining us in 2005, Mr. Lerner spent his professional career from 2000 to 2005 at Lehman Brothers Inc. as an Analyst in its Equities division. Mr. Lerner worked as an Analyst in the Product Management Group where his duties included, among other things, coordinating the morning and afternoon equity research calls. Mr. Lerner has a strong knowledge and understanding of the online dating industry and has managed the development and growth for all of our applications and websites since their inception. Mr. Lerner received a bachelor’s degree in applied economics and business management from Cornell University.

Through his prior service on our Board of Directors and as our Chief Executive Officer, Mr. Lerner possesses knowledge and experience in the online dating industry that aids him in efficiently and effectively identifying and executing our business strategies.

ALEXANDER HARRINGTON is our Chief Operating Officer, Chief Financial Officer and a member of our Board of Directors.  Mr. Harrington was appointed as our Chief Operating Officer in February 2014 and assumed the role of our Chief Financial Officer in March 2014. In June 2014, Mr. Harrington was also appointed to our Board of Directors. Mr. Harrington previously served as Chief Executive Officer of MeetMoi from June 2009 to November 2013, a social dating mobile platform, prior to the sale of MeetMoi to Match.com.   Mr. Harrington previously served as the Senior Vice President of Strategy and Operations for Zagat Survey from 2004 to 2008, where he oversaw a transformation of the digital business which ultimately culminated in the company’s sale to Google Inc.  In prior roles, Mr. Harrington served as the Senior Director of New Business Development at Sony BMG Entertainment and as an associate and analyst in investment banking at The Beacon Group and Smith Barney, respectively. Mr. Harrington holds a Master’s of Business Administration degree from the Wharton School at the University of Pennsylvania and a Bachelor’s degree of Arts in History from Williams College.

Through his service as our Chief Operating Officer and Chief Financial Officer, as well as his previous industry experience, Mr. Harrington provides our Board of Directors with valuable business and executive leadership experience.

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

We incurred a net loss of approximately $1.7 million and $4.0 million, and used approximately $0.2 million and $4.3 million of cash in operating activities during the years ended December 31, 2014 and 2013, respectively. We will need to generate and sustain increased revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability.  We may incur significant operating losses in the future for a number of reasons, including marketing and advertising expenses and the risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown risks. If we are unable to achieve profitability in the future, it will have a material adverse effect on our business, results of operations and financial condition.

We derive a portion of our revenue from the Apple and Google platforms, and if we are unable to maintain a good relationship with Apple Inc. or Google Inc., our business could suffer.

A portion of our revenue, primarily our revenue from mobile platforms, is derived from Apple Inc.’s iOS and Google Inc.’s Android platforms and we believe that we have a good relationship with Apple Inc. and Google Inc.  Any deterioration in our relationship with either Apple Inc. or Google Inc. could materially harm our business, results of operations or financial condition.

We are subject to each of Apple Inc.’s and Google Inc.’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of our applications on their respective storefronts.  Each of Apple Inc. and Google Inc. has broad discretion to change its standard terms and conditions. In addition, these standard terms and conditions can be vague and subject to changing interpretations by Apple Inc. or Google Inc.  In addition, each of Apple Inc. and Google Inc. has the right to prohibit a developer from distributing applications on the storefront if the developer violates the standard terms and conditions.  In the event that either Apple Inc. or Google Inc. ever determines that we are in violation of its standard terms and conditions and prohibits us from distributing our applications on its storefront, it could materially harm our business, results of operations or financial condition.

We also rely on the continued function of the Apple App Store and the Google PlayTM Store, as a portion of our revenue is derived from these two digital storefronts.  There have been occasions in the past when these digital storefronts were unavailable for short periods of time or where there have been issues with the in-App purchasing functionality from the storefront.  In the event that either the Apple App Store or the Google Play Store is unavailable or if in-App purchasing functionality from the storefront is non-operational for a prolonged period of time, it could have a material adverse effect on our business, results of operations or financial condition.

Our future success is dependent, in part, on the performance and continued service of our executive officers.  Without their continued service, we may be forced to interrupt or eventually cease our operations.

We are dependent to a great extent upon the experience, abilities and continued service of Clifford Lerner, our President and Chief Executive Officer, and Alexander Harrington, our Chief Operating Officer and Chief Financial Officer.  The loss of the services of either of Messrs. Lerner or Harrington would substantially affect our business or operations and could have a material adverse effect on our business, results of operations or financial condition.

As an online dating company, we are in the intensely competitive online dating industry and any failure to attract new users and subscribers could diminish or suspend our development and possibly cease our operations.

The online dating industry is highly competitive and has few barriers to entry.  If we are unable to efficiently and effectively attract new users and subscribers as a result of intense competition or a saturated market, we may not be able to continue the development and enhancement of our applications or become profitable on a consistent basis in the future.

Important factors affecting our ability to successfully compete include:

●	our ability to hire and retain talented employees, including technical employees, executives, and marketing experts;
●	competition for acquiring users that could result in increased user acquisition costs;
●	reliance upon the platforms through which our applications are accessed and the platforms’ ability to control our activities on such platforms; and
●	our ability to innovate in our ever-changing industry.

We face substantial competition from online dating websites such as Christianmingle.com, Cupid.com, eHarmony.com, POF.com, Match.com or other IAC/InterActiveCorp. properties, as well as online dating applications provided by Badoo Trading Limited, MeetMe, Inc. and Zoosk.

Many of our current and potential competitors offer similar services, have longer operating histories, significantly greater capital, financial, technical, marketing and other resources and larger user or subscriber bases than we do.  These factors may allow our competitors to more quickly respond to new or emerging technologies and changes in user preferences.  These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive subscription prices that may allow them to build larger user and paying subscriber bases.  Our competitors may develop applications or services that are equal or superior to our applications or that achieve greater market acceptance than our applications.  In addition, new and different types of social networking may also increase in popularity at the expense of online dating.  These activities could attract users and subscribers away from our application, reduce our market share and have a material adverse effect on our business, results of operations and financial condition.

We rely on a small portion of our total users for nearly all of our revenue.

Compared to the total number of users in any given period, only a small portion of our users are paying subscribers.  We primarily generate revenue through subscription sales to this small portion of users and secondarily generate revenue through paid advertisements.  Users discontinue the use of our applications in the ordinary course of business and to sustain our revenue levels, we must attract, retain and increase the number of users or more effectively monetize our existing users.  To retain existing users, and particularly those users who are paying subscribers, we must devote significant resources so that our applications retain their interest.  If we fail to grow or sustain the number of our users, or if the rates at which we attract and retain existing users declines or the rate at which users become paying subscribers declines, it could have a material adverse effect on our business, results of operations or financial condition.

Because we recognize revenue from subscriptions over the subscription term, downturns or upturns in subscription sales may not be immediately reflected in our results of operations or financial condition.

We recognize subscription revenue from customers monthly over the subscription term, and subscriptions are offered in durations of one-, three-, six- and twelve-month terms. As a result, much of the subscription revenue we report in each period is deferred revenue from subscription agreements entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be reflected in the revenue for that quarter and will negatively affect our revenue in future quarters. In addition, we might not be able to immediately adjust our costs and expenses to reflect these reduced revenues. Accordingly, the effect of significant downturns in user acceptance of our applications may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to quickly increase our revenue through additional sales in any period, as revenue from new subscribers must be recognized over the subscription term.

Our business depends on developing, establishing and maintaining a strong brand.  If we are unable to maintain and enhance our brand, we may be unable to expand or retain our user and paying subscriber bases.

We believe that developing, establishing and maintaining awareness of our application brands is critical to our efforts to achieve widespread acceptance of our applications and is an important element to expanding our user and subscriber bases. Successful promotion of our application brands will depend largely on the effectiveness of our advertising and marketing efforts and on our ability to provide a reliable and useful applications at competitive prices. If paying subscribers do not perceive our applications to be of high quality, or if our applications are not favorably received by users and subscribers, the value of our brand could diminish, thereby decreasing the attractiveness of our applications to users and subscribers.  In addition, advertising and marketing activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand.  If we fail to successfully promote and maintain our application brands, or incur substantial expenses in unsuccessfully attempting to promote and maintain our brands, we may fail to attract enough new subscribers or retain our existing subscribers to the extent necessary to realize a sufficient return on our advertising and marketing activities, and it could have a material adverse effect on our business, results of operations or financial condition.

The online dating industry is characterized by rapid technological change and the development enhancements and new applications, and if we fail to keep pace with technological developments or launch new applications, our business may be adversely affected.

The online dating industry is characterized by rapid change and our future success is dependent upon our ability to adopt and innovate. To attract new users and increase revenues from existing users, we need to enhance, add new features to and improve our existing applications and introduce new applications in the future. The success of any enhancements or new features and applications depends on several factors, including timely completion, introduction and market acceptance. For example, we recently launched The Grade, a new online dating application, whose commercial success has not yet been determined. We may expend significant time and resources developing and launching an application that may not result in revenues in the anticipated timeframe or at all, or may not result in revenue growth that is sufficient to offset increased expenses. If we are unable to successfully develop enhancements, new features or new applications to meet user trends and preferences, our business and operating results could be adversely affected.

In addition, our applications are designed to operate on a variety of network, hardware and software platforms using Internet tools and protocols and we need to continuously modify and enhance our applications to keep pace with technological changes. If we are unable to respond in a timely and cost-effective manner, our current and future applications may become less marketable and less competitive or even obsolete.

If we fail to effectively manage our growth or attract and have qualified employees, our business, results of operations or financial condition could be harmed.

As of March 2, 2015, approximately 39% of our employees had been with us for less than one year and approximately 68% of our employees had been with us for less than two years.  As we continue to grow, we must expend significant resources to identify, hire, integrate, develop, motivate and retain a number of qualified employees, including certain highly skilled technical employees.  If we fail to effectively manage our employment needs and successfully integrate our new hires, our ability to launch new applications and enhance or support our existing applications could suffer and it could have a material adverse effect on our business, results of operations or financial condition.

Our business depends in large part upon the availability of advertising space through a variety of media.

We depend upon the availability of advertising space through a variety of media, including third party applications on platforms such as Facebook, to recruit new users and subscribers, generate activity from existing users and subscribers and direct traffic to our application.  The availability of advertising space varies, and a shortage of advertising space in any particular media or on any particular platform, or the elimination of a particular medium on which we advertise, could limit our ability to generate new subscribers, generate activity from existing subscribers or direct traffic to our applications, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our heavy reliance on Facebook may negatively affect our business.

Facebook is the primary third-party platform on which our applications operate.  During 2014 and 2013, the majority of our subscription revenue was generated from subscribers to AYI that were acquired through the Facebook platform and expect to continue to do so in the foreseeable future.

We are subject to Facebook, Inc.'s standard terms and conditions for application developers, which govern the development, promotion, distribution, operation and use of our applications on the Facebook platform.  Accordingly, we are subject to numerous risks and uncertainties and our business would be harmed if:

●	Facebook, Inc. discontinues, limits or restricts access to its platform by us or our applications;
●	Facebook, Inc. changes its terms and conditions or other policies and features, including restricting the method of collecting payments through the Facebook platform;
●	Facebook, Inc. establishes more favorable relationships with one or more of our competitors or develops applications or features that compete with our application; or
●	Facebook, Inc. discontinues, limits or restricts our ability to send notifications through the Facebook platform.

If any of these actions occur, they could have a material adverse effect on our business, results of operations or financial condition.

Our applications rely heavily on email campaigns.  We face a risk that any disruptions in or restrictions on the sending or receipt of emails, or any increase in the associated costs could adversely affect our business, results of operations or financial condition.

Our emails are an important driver of our users and subscribers’ activities.  We send a large volume of emails to our subscribers notifying them of a variety of activities on our applications, such as new matches.  We face a risk that service providers or email applications may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails to our users and subscribers.  Third parties may also block our emails as spam, impose restrictions on, or start to charge for, the delivery of emails through their email systems.  Without the ability to email these users and subscribers, we may have limited means of promoting new subscriptions and inducing subscribers to return to and use our applications.  Due to the importance of email to our business, any disruptions or restrictions on the distribution or receipt of emails or increase in the associated costs could have a material adverse effect on our business, results of operations and financial condition.

Any interruption or failure of our data center could impair our ability to effectively provide our application, which could have a material adverse effect on our business, results of operations or financial condition.

Our corporate headquarters and our primary data center are located in New York, New York. While we lease the equipment at our data center, we rent space and bandwidth from a co-located facility. Our applications depend on the continuing operation of our data center and any damage to or failure of our data center could result in interruptions in our services.  Our data center is vulnerable to damage or interruption from break-ins, sabotage, acts of vandalism, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses or cyber-attacks and other unforeseeable events. Any interruption in our service could damage our reputation, cause our users and subscribers to terminate their use of our applications and prevent us from gaining additional business from current or future users and subscribers, which could have a material adverse effect on our business, results of operations or financial condition.

Interruption or failure of our programming code, servers, or technological infrastructure could hurt our ability to effectively provide our applications, which could damage our reputation and harm our results of operations.

The availability of our applications depend on the continued operation of our programming code, databases, servers and technological infrastructure.  Any damage to, or failure of, our systems could result in interruptions in service for our applications, which could damage our brands and have a material adverse effect on our business, results of operations or financial condition.  Our systems are vulnerable to damage or interruption from terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems.  Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities.

Security breaches, computer viruses and computer hacking attacks could harm our business, results of operations or financial condition.

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry.  Any security breach caused by hacking, including efforts to gain unauthorized access to our applications, servers or websites, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and results of operations.  Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our applications, servers or website may result in significant expenses, loss of revenue and have a material adverse effect on our business, results of operations or financial condition.

If there are changes in laws or regulations regarding privacy and the protection of user data, or if we fail to comply with such laws or regulations, we may face claims brought against us by regulators or users that could adversely affect our business, results of operations or financial condition.

State, federal and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users.  Any failure, or perceived failure, by us to comply with such laws and regulations, including Federal Trade Commission requirements or industry self-regulatory principles, could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.  As a result of such a failure, or perceived failure, we may be subject to a claim or class-action lawsuit regarding our online services.  The successful assertion of a claim against us, or a regulatory action against us, could result in significant monetary damages, diversion of management resources and require us to make significant payments and incur substantial legal expenses.  Any claims with respect to violation of privacy or misappropriation of user data brought against us may have a material adverse effect on our business, results of operations and financial condition.

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

If government regulation or taxation of the online dating industry increases, it may adversely affect our business, results of operations or financial condition.

We may be subject to additional operating restrictions and government regulations in the future.  Companies engaging in e-commerce, online dating and related businesses face uncertainty related to future government regulation of the Internet.  Due to the rapid growth and widespread use of the Internet, federal and state governments have enacted and are considering various laws and regulations relating to the Internet in areas including, but not limited to, billing practices, privacy, online safety and taxation.  Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear.  The adoption of new laws and regulations could adversely affect the growth, popularity or use of the Internet, including laws limiting Internet neutrality, decreasing the demand for our applications and increase our cost of doing business.  Our business, results of operations or financial condition may be negatively affected by new laws, and such existing or new regulations may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet.  In addition, sales tax for business conducted on the Internet is rapidly being legislated in the various states and abroad.  We may incur substantial liabilities or expenses necessary to comply with these laws and regulations or penalties for any failure to comply.

If we are subject to intellectual property infringement claims, it could cause us to incur significant expenses, pay substantial damages or royalties and prevent us from offering our applications.

Third parties may claim that our applications infringe or violate their intellectual property rights.  Any such claims could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages and prevent us from using licensed technology that may be fundamental to our applications.  Even if we were to prevail, any litigation regarding intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.  We maintain insurance to protect against intellectual property infringement claims and resulting litigation, but such insurance may not be sufficient to cover all potential claims, liability or expenses. We may also be obligated to indemnify our business partners in any such litigation, which could further exhaust our resources.  Furthermore, as a result of an intellectual property challenge, we may be prevented from offering our applications unless we enter into royalty, license or other agreements.  We may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, we may be precluded from offering our applications and services.

For example, on October 22, 2014, Emmanuel C. Gonzales filed a complaint against us in the United State District Court for the Eastern District of Texas (Case No. 2:14-cv-992) alleging that we infringe upon several of the plaintiff’s patents. The complaint seeks monetary damages of no less than a reasonably royalty, interest and attorneys’ fees. In the event that the court ultimately determines that we have infringed any of the asserted patents, we may be subject to damages, be enjoined from using our applications or otherwise required to modify our applications. The outcome of this litigation matter is inherently unpredictable, and therefore as a result of this litigation or any future claim of infringement, this litigation or any such claim could (i) cause us to enter into an unfavorable royalty or license agreement, pay ongoing royalties or require that we comply with other unfavorable terms, (ii) require us to change or modify our existing applications or discontinue the sale of our applications, or (iii) require us to expend additional development resources to redesign our applications or brands. Any of these outcomes could harm our business. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business and operations.

If we are unable to protect our intellectual property rights, we may be unable to compete with competitors developing similar technologies.

Our success and ability to compete are often dependent upon the development of intellectual property for our applications.  While we rely on copyright, trade secret and trademark law to protect our intellectual property, we believe that factors such as the technological and creative skills of our employees, frequent enhancements to our application and reliable maintenance are more essential to establishing superior applications.  There can be no assurance that other persons will not develop intellectual property that is similar or superior to our intellectual property.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology, making it more difficult for us to compete.

We face risks of litigation and regulatory actions if we are deemed a dating service or Internet dating service.

In certain states, companies that provide dating services or Internet dating services are subject to various regulations. Because our applications provide online dating features, we could be exposed to regulation as a dating or Internet dating service.  If we were considered to be a dating service or Internet dating service in any of the jurisdictions in which we operate, we might be required to comply with regulations that would require us to, among other things, provide disclosure regarding our screening practices and warnings on our applications regarding the dangers associated with the use of our applications.  If a legal authority determines that we have provided and are providing dating services or Internet dating services that are regulated by certain states, we could be deemed to be out of compliance with such regulations and could be liable for any damages as a result of our past non-compliance, either of which could have a material adverse effect on our business, financial condition or results of operations.

We face certain risks related to the physical and emotional safety of users and third parties.

We cannot control the actions of our users in their communications or physical actions.  There is a possibility that users or third parties could be physically or emotionally harmed following interaction with another user.  We warn our users that we do not screen other users and, given our lack of physical presence, we do not take any action to ensure personal safety on a meeting between users or subscribers arranged following contact initiated via our applications.  If an unfortunate incident of this nature occurred in a meeting of two people following contact initiated on our applications or that of one of our competitors, any resulting negative publicity could materially and adversely affect us or the online dating industry in general.  Any such incident involving our applications could damage our reputation and our brand, which could have a material adverse effect on our business, results of operations or financial condition.  In addition, the affected users or third parties could initiate legal action against us, which could divert management attention from operations, cause us to incur significant expenses, whether we are successful or not, and damage our reputation.

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

We might need to raise additional capital or financing through debt or equity offerings to support our expansion, marketing efforts and application development programs in the future.  We might require additional capital or financing to:

●	hire and retain talented employees, including technical employees, executives, and marketing experts;
●	effectuate our long-term growth strategy and expand our application development programs; and
●	market and advertise our applications to attract more paying subscribers.

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

Our ability to repay our indebtedness is dependent on our ability to generate cash flow from operations, which depends on many factors beyond our control. Any failure to meet our debt obligations could harm our business, financial condition and results of operations.

On February 13, 2015, we issued a 12% Senior Secured Convertible Note (the “Note”) to Sigma Opportunity Fund II, LLC (“Sigma II”) in the aggregate principal amount of $3,000,000. Our ability to make payments on and to refinance our indebtedness, including the Note, will depend on our ability to generate cash flow from operating activities and other resources in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We may be required to dedicate a substantial portion of our cash flow from operating activities to payments on our indebtedness, including the Note, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes. If our cash flow and capital resources are insufficient to repay our indebtedness, including the Note, and capital expenditure programs, we may be forced to sell assets, issue additional equity or debt securities or refinance our indebtedness, including the Note. These remedies may not be available on commercially reasonable terms, or at all. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness, including the Note, would likely harm our ability to incur additional indebtedness on acceptable terms, if at all. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our indebtedness in the future, including the Note, which could cause us to default on our obligations and could impair our liquidity.

If we cannot make scheduled payments on the Note, we will be in default and Sigma II could declare all outstanding principal and interest on the Note to be immediately due and payable and could foreclose against the assets securing the Note, which could force us into bankruptcy or liquidation. Our inability to generate sufficient cash flows to satisfy our indebtedness, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.

The Note contains operating and financial covenants that may prevent us from engaging in transactions that might benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

The terms of the Note contain customary events of default and covenants that prohibit us and our subsidiaries from taking actions without satisfying certain conditions or obtaining the consent of Sigma II. These restrictions, among other things, limit our ability to:

●	incur additional indebtedness;
●	create liens against our assets;
●	amend our Certificate of Incorporation and Amended and Restated By-Laws;
●	make certain repurchases and repayments of our equity and debt securities;
●	make certain payments and distributions;
●	pay dividends;
●	engage in certain issuances of our common stock; and
●	engage in certain transactions with affiliates.

As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from Sigma II and/or amend these covenants. A breach of these covenants could result in an event of default under the Note, which could result in the acceleration of our obligations. If that should occur, we may be unable to repay all of our obligations, which could force us into bankruptcy or liquidation.

We may be unable to repay our indebtedness or make future investments necessary to implement our business strategy.

We cannot provide any assurance that we will be able to raise the necessary capital to repay our indebtedness or make future investments necessary to implement our business strategy, and the failure to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations. In recent years, it has been difficult for certain companies to access capital or other sources of funds. Although access to capital and other sources of funding has improved, we cannot provide any assurance that conditions will not deteriorate or that our access to capital and other sources of funding will not become constrained, which could adversely affect our business, results of operation or financial condition.

To address constraints on our access to capital, we could, among other things, (i) obtain commitments from banks or other lenders to either refinance indebtedness or increase amounts of indebtedness under existing promissory notes, (ii) access the capital markets, or (iii) dispose of assets. As with other public companies, our access to debt and equity capital depends, in part, on the trading prices of our common stock, which, in turn, depend upon market conditions that change from time to time, such as the market’s perception of our financial condition, our growth potential and our current and future earnings. Our failure to meet the market’s expectation with regard to future earnings could impact our ability to access capital or increase our borrowing costs. If we cannot access capital at an acceptable cost or at all, we may be required to sell assets.

Risks Related to our Common Stock

Our results of operations are volatile and difficult to predict, and our stock price may decline if we fail to meet the expectations of stockholders.

Our revenue and results of operations could vary significantly from period-to-period and year-to-year and may fail to match our past performance because of a variety of factors, many of which are outside of our control.  Any of these events could cause the market price of our common stock to fluctuate.  Factors that may contribute to the variability of our results of operations include:

●	changes in expectations as to our future financial performance;
●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or capital commitments;
●	market acceptance of our new application and enhancements to our existing applications;
●	the amount of advertising and marketing that is available and spent on user acquisition campaigns;
●	disruptions in the availability of our applications on third party platforms;
●	actual or perceived violations of privacy obligations and compromises of subscriber data;
●	the entrance of new competitors in our market whether by established companies or the entrance of new companies;
●	additions or departures of key personnel and the cost of attracting and retaining application developers and other software engineers; and
●	general market conditions, including market volatility.

Given the rapidly evolving industry in which we operate, our historical results of operations may not be useful in predicting our future results of operations.  In addition, metrics available from third parties regarding our industry and the performance of our applications may not be indicative of our future financial performance.

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

Clifford Lerner beneficially owned 30,250,000 shares of common stock as of March 2, 2015.  As long as Mr. Lerner beneficially owns more than 50% of our outstanding shares, he will be able to elect our entire Board of Directors, control all matters that require a stockholder vote (such as mergers, acquisitions and other business combinations) and exercise control over our management and operations. This concentration of ownership could result in a reduction in value to the common stock you own because of ineffective voting power, and could delay or prevent us from undergoing a change of control in the future on terms that other stockholders may desire. In addition, the interests of Mr. Lerner and our minority stockholders may not always be the same, and this concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or our best interests as a whole.

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

Our principal executive office is located at 462 7th Avenue, 4th Floor, New York, NY 10018.  We currently do not own any real property.  We lease approximately 9,000 square feet of office space, and our office rental expense on a monthly basis is approximately $25,000.  The office lease term for our principal executive office runs through March 2015 and we do not intend to renew this lease upon its expiration.

On February 4, 2015, we entered into a lease for office space located at 320 West 37th Street, 13th Floor, New York, NY 10018 and paid a security deposit in the amount of $200,659. The term of the lease runs for seven years following the commencement date, which we expect to occur upon occupation of the lease in March 2015. We also expect to transition our principal executive office to this location in March 2015. Our office rent expense under the lease will be approximately $25,000 per month for the first year of the term of the lease, which will escalate on an annual basis each year thereafter.

ITEM 3.	LEGAL PROCEEDINGS

On October 22, 2014, Emmanuel C. Gonzales filed a complaint against us in the United States District Court for the Eastern District of Texas (Case No. 2:14-cv-992). The complaint alleges that we infringe upon several of the plaintiff’s patents by, among other things, allowing subscribers to create a list containing specific qualities attributable to such subscriber that is converted into a digital label and stored in a searchable database for AYI.com (U.S. Patent No. 7,558,807), encoding data about individual subscribers in the form of labels and providing search functionality based upon those labels for AYI.com (U.S. Patent No. 7,647,339), gathering data relating to online content from the owner of the content, including individual subscribers, and creating and storing digital labels for such data in a searchable database for AYI.com (U.S. Patent No. 7,873,665), encoding data about individual subscribers in the form of labels and providing search and edit functionality for AYI.com (U.S. Patent No. 8,065,333) and encoding personal preference labels and limiting accessibility of information based upon such labels for AYI.com (U.S. Patent No. 8,296,325). The complaint seeks monetary damages of no less than a reasonable royalty, interest and attorneys’ fees.

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

Market Information

Our common stock is quoted on the OTCQB under the symbol “STVI.” The following table sets forth the range of the quarterly high and low bid price information for the fiscal quarters indicated below as reported by the OTCQB.

	High Bid* ($)	Low Bid* ($)
2014
Fourth Quarter	$0.36	$0.18
Third Quarter	0.37	0.24
Second Quarter	0.40	0.25
First Quarter	0.51	0.27

2013
Fourth Quarter	$0.91	$0.35
Third Quarter	1.14	0.52
Second Quarter	0.84	0.40
First Quarter	1.31	0.55

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

Holders

As of March 2, 2015, there were approximately 23 holders of record of our common stock.  This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Dividend Policy

We have never declared or paid dividends on our common stock.  We do not anticipate paying any dividends on our common stock in the foreseeable future.  We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.  Any future determination to declare dividends will be subject to the discretion of our Board of Directors and will depend on various factors, including applicable Delaware law, future earnings, capital requirements, results of operations and any other relevant factors. In addition, pursuant to the terms of the Note that we issued to Sigma II on February 13, 2015, we are restricted from paying cash dividends on our common stock without first obtaining Sigma II’s prior written consent.

Recent Sales of Unregistered Securities

Employee Service

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

Other Issuances

On January 23, 2013, we issued 100,000 shares of common stock to an unrelated third party in exchange for the AYI.com domain name. The issuance of these shares of common stock were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder as a transaction by an issuer not involving a public offering.

On January 31, 2013, we issued 150,000 restricted shares of common stock to Darrell Lerner in exchange for consulting services. The issuance of these shares of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder as a transaction by an issuer not involving a public offering.

On November 25, 2013, we issued 100,000 restricted shares of common stock to an unrelated third party in exchange for consulting services. The issuance of these shares of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder as a transaction by an issuer not involving a public offering.

On May 20, 2014, we issued a warrant to purchase 25,000 shares of our common stock to Thomas Carrella in connection with the issuance of a promissory note. The warrant has an exercise price equal to $0.32 per share of common stock underlying the warrant and, if unexercised, expires on May 20, 2019. The issuance of the warrant was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder as a transaction by an issuer not involving a public offering.

On June 17, 2014, we issued a stock option to purchase 25,000 shares of our common stock to Alexander Harrington as consideration for his service as a director on our Board of Directors. The stock option has an exercise price of $0.31 per share. The shares underlying the stock option will vest on the first anniversary of the date of grant, provided that Mr. Harrington is providing services to us on such date. The issuance of the stock option was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder as a transaction by an issuer not involving a public offering.

On February 13, 2015, we issued the following securities to Sigma II in a private placement: (i) 350,000 shares of our common stock, (ii) the Note in the aggregate principal amount of $3,000,000 and (iii) a warrant to purchase up to 10,500,00 shares of our common stock. The warrant has an exercise price equal to $0.35 per share of common stock underlying the warrant and, if unexercised, expires on February 13, 2020. The issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder as a transaction by an issuer not involving a public offering.

On February 13, 2015, we issued the following securities to Sigma Capital Advisors, LLC (“Sigma”) as consideration for advisory and consulting services: (i) 150,000 shares of our common stock and (ii) a warrant to purchase up to 4,500,000 shares of our common stock. The warrant has an exercise price of $0.35 per share of common stock underlying the warrant and, if unexercised, expires on February 13, 2020. The issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder as a transaction by an issuer not involving a public offering.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results.  The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.”  Unless the context otherwise indicates, references to “Snap,” “we,” “our,” “us” and the “Company” refer to Snap Interactive, Inc. and its subsidiaries on a consolidated basis.

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

Overview

We provide leading online dating applications under AYI and The Grade brands that are native on Facebook, iOS and Android platforms and are also accessible on mobile devices and desktops at AYI.com. AYI was the #2 grossing application in the U.S. Lifestyle Category on Apple App Store in the United States as of March 2, 2015.  As of March 2, 2015, AYI had approximately 103,000 active subscribers which constituted a 33% increase in active subscribers since December 31, 2013. New subscription transactions for AYI for the year ended December 31, 2014 increased 30% as compared to the year ended December 31, 2013.

We believe that the number of active subscribers and new subscription transactions are key operating metrics, and we plan to increase these metrics by increasing user acquisition campaigns, building a recognizable brand and increasing user engagement on AYI and The Grade through the development of superior feature sets.

Recent Developments

Financing

On February 13, 2015, we closed a private placement of debt and equity securities for aggregate gross proceeds of $3,000,000. We issued Sigma II the following securities: (i) 350,000 shares of our common stock, (ii) the Note in the aggregate principal amount of $3,000,000 and (iii) a warrant to purchase up to 10,500,000 shares of our common stock. The warrant has an exercise price of $0.35 per share, subject to certain adjustments, and expires on the earlier of February 13, 2020 and a change in control.

Simultaneously with the closing of the private placement, we entered into an advisory services agreement with Sigma pursuant to which Sigma agreed to provide us with certain advisory and consulting services. As consideration for these services, we issued Sigma 150,000 shares of our common stock and a warrant to purchase up to 4,500,000 shares of our common stock. The warrant has an exercise price of $0.35 per share, subject to certain adjustments, and expires on the earlier of February 13, 2020 and a change in control. As long as the Note remains outstanding, we agreed to pay Sigma a monthly advisory fee of $10,000, up to an aggregate limit of $240,000, subject to certain exceptions.

The Note bears interest at a rate of 12% per annum and matures on the earlier of February 13, 2017 or a change in control. During any time while the Note is outstanding, the outstanding principal balance of the Note, together with all accrued and unpaid interest, is convertible into shares of our common stock at the option of Sigma II at a conversion price of $0.20 per share, subject to certain adjustments. Our obligations under the Note are secured by a first priority lien on all of our assets and property. The Note is secured by up to 65% of the outstanding capital stock and other equity interests of Snap Mobile Limited, our wholly owned subsidiary. Snap Mobile Limited is also a guarantor of the Note.

We intend to use the proceeds from the private placement for general corporate purposes, which may include, among other things, capital expenditures, working capital and repayment or refinancing of existing indebtedness.

Operational Highlights and Objectives

During the year ended December 31, 2014, we executed key components of our objectives:

●	achieved positive cash flow from operations for the three months ended December 31, 2014;
●	launched “The Grade,” our new mobile dating application;
●	increased our messaging activity, user engagement and user conversion rates;
●	increased the number of new subscriptions, user acquisition campaigns and periodic promotions;
●	reduced total costs and expenses for the year ended December 31, 2014, including programming, hosting and technology expense by approximately 44%, general and administrative expense by approximately 19% and compensation expense by approximately 22%, each as compared to the year ended December 31, 2013;
●	increased advertising revenues due to the renewal of an advertising agreement with Match.com and the entry into an advertising agreement with Zoosk.

For the near term, our business objectives include:

●	localizing AYI in one or more large foreign markets through language translation and other cultural adaptations;
●	building a recognizable brand for The Grade by expanding our marketing efforts; and
●	appointing independent directors to the Company's Board of Directors.

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

Users can purchase subscriptions through various payment methods including credit card, electronic check, PayPal, Fortumo or as an in-App purchase through Apple Inc.’s App Store. Pursuant to Apple Inc.’s terms of service, Apple Inc. retains 30% of the revenue that is generated from sales through in-App purchases in the United States.

We recognize revenue from monthly premium subscription fees in the month in which the services are provided during the subscription term.

Micro-transactions. We introduced micro-transactions in August 2012 in conjunction with the launch of the redesigned AYI application to allow users to access certain premium features by paying for such features without purchasing a recurring subscription. While micro-transactions are not currently a significant driver of revenue, we believe that such micro-transactions increase user engagement with the application and the likelihood that users will become a paid subscriber. Revenue from micro-transactions is recognized over a two-month period.

Advertising. We generate advertising revenue from advertising agreements with third parties. We recognize advertising revenue from these agreements ratably over the term of the agreement.

In December 2013, we entered into a Business Development Agreement (the “Business Development Agreement”) with Match.com, which was amended in April 2014, whereby we received upfront payments totaling $600,000 in exchange for developing various integrations of Match.com’s dating properties into the AYI application. The initial upfront payments were recognized on our Consolidated Balance Sheet as deferred advertising revenue.  The deferred advertising revenue was recognized on our Consolidated Statement of Operations ratably over the term of the agreement, which ended August 13, 2014.

In June 2014, we entered into a Membership Acquisition Agreement (the “Acquisition Agreement”) with Zoosk, whereby we received an upfront payment of $500,000 in two installments in exchange for implementing certain integration features on our AYI.com website and application that advertise Zoosk during the term of the Acquisition Agreement. We were entitled to a payout for each person that registered with Zoosk through the integration features during the term of the Acquisition Agreement. The term of the Acquisition Agreement commenced on August 15, 2014 and ended on November 13, 2014. As of December 31, 2014, we had earned $170,835 under the Acquisition Agreement and recorded the remaining amount of $329,165 as advance repayment under accrued expenses and other current liabilities on our Consolidated Balance Sheet. On February 17, 2015, we repaid $164,582 of the advance repayment.  The remaining amount is payable over a two month period.

Other than advertising revenue generated under these agreements, our advertising revenue was historically a small portion of our revenue and primarily consisted of revenue from display ads. We generally reported our advertising revenue net of amounts due to agencies, brokers and counterparties. We recognized advertising revenue as earned on a click-through, impression, registration or subscription basis. When a user clicked an advertisement (CPC basis), viewed an advertisement impression (CPM basis), registered for an external website via an advertisement clicked on through our application (CPA basis), or clicked on an offer to subscribe to premium features on our application, the contract amount was recognized as revenue.

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

We use a custom model that, at each measurement date, calculates the fair value of the warrant liability using a Monte-Carlo style simulation that uses the following assumptions at each valuation date:  (i) closing common stock price, (ii) contractual exercise price, (iii) remaining contractual term, (iv) historical volatility of the common stock price, (v) an adjusted volatility that incorporates a 10% incremental discount rate premium (a reduction of the volatility estimate) to reflect the lack of marketability of the warrants, (vi) risk-free interest rates that are commensurate with the term of the warrant and (vii) management assessment of the probability of a change of control at various price points.

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

Key Metrics

Our management relies on certain key financial and operating metrics to manage and evaluate our business.  The key metrics set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our advertising and marketing efforts and assess operational efficiencies.  We also discuss net cash used in operating activities under the “Results of Operations” and “Liquidity and Capital Resources” sections. Active subscribers, bookings and Adjusted EBITDA are also discussed below.

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Active subscribers (at period end)	100,686	77,683	100,686	77,683
Bookings	$3,090,652	$2,878,500	$12,894,316	$11,863,398
Net cash provided by (used in) operating activities	$220,659	$(539,042)	$(167,574)	$(4,289,291)
Net loss	$(247,553)	$(659,782)	$(1,657,877)	$(4,006,013)
Adjusted EBITDA	$969	$(696,295)	$(521,842)	$(4,049,322)
Adjusted EBITDA as percentage of total revenue	0.0%	(23.2)%	(3.8)%	(32.1)%

Active Subscribers

We believe that the number of active subscribers is a key operating metric to evaluate the effectiveness of our operating strategies and monitor the financial performance of our business. "Active subscribers" means current users that have prepaid a subscription fee for unrestricted communication on the AYI application and whose subscription period has not yet expired. We plan to increase this metric by increasing user acquisition campaigns and increasing user engagement on AYI through the development of a superior feature set.

Bookings

Bookings is a financial measure representing the aggregate dollar value of subscription fees and micro-transactions received during the period but is not a financial measure that is calculated and presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  We calculate bookings as subscription revenue recognized during the period plus the change in deferred subscription revenue recognized during the period.  We record subscription revenue from subscription fees and micro-transactions as deferred subscription revenue and then recognize that revenue ratably over the length of the subscription term.  Our management uses bookings internally in analyzing our financial results to assess operational performance and to assess the effectiveness of, and plan future, user acquisition campaigns.  We believe that this non-GAAP financial measure is useful in evaluating our business because we believe, as compared to subscription revenue, it is a better indicator of the subscription activity in a given period.  We believe that both management and investors benefit from referring to bookings in assessing our performance and when planning, forecasting and analyzing future periods.

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

The following table presents a reconciliation of subscription revenue to bookings for each of the periods presented:

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Reconciliation of Subscription Revenue to Bookings
Subscription revenue	$3,239,666	$2,994,495	$12,769,012	$12,560,856
Change in deferred subscription revenue	(149,014)	(115,995)	125,304	(697,458)
Bookings	$3,090,652	$2,878,500	$12,894,316	$11,863,398

Limitations of Bookings

Some limitations of bookings as a financial measure include that:

●	Bookings does not reflect that we recognize subscription revenue from subscription fees over the length of the subscription term or subscription revenue from micro-transactions over a two-month period; and
●	Other companies, including companies in our industry, may calculate bookings differently or choose not to calculate bookings at all, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider bookings along with other financial performance measures, including total revenues, subscription revenue, deferred subscription revenue, net income (loss) and our financial results presented in accordance with GAAP.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net loss adjusted to exclude interest income (expense), net, depreciation and amortization expense, gain (loss) on change in fair value of warrants and stock-based compensation expense.

We present Adjusted EBITDA because it is a key measure used by our management to understand and evaluate our core operating performance and trends, to develop short- and long-term operational plans, and to allocate resources to expand our business. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of the cash operating income generated by our business. We believe that Adjusted EBITDA is useful to investors and others to understand and evaluate our operating results and it allows for a more meaningful comparison between our performance and that of competitors.

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

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2014	2013	2014	2013
Reconciliation of Net loss to Adjusted EBITDA
Net loss	$(247,553)	$(659,782)	$(1,657,877)	$(4,006,013)
Interest expense (income), net	15,763	(1,297)	30,900	(5,807)
Depreciation and amortization expense	51,534	44,620	181,675	174,640
Gain on change in fair value of warrants	(70,275)	(468,500)	(117,125)	(1,475,775)
Stock-based compensation expense	251,500	388,664	1,040,585	1,263,633
Adjusted EBITDA	$969	$(696,295)	$(521,842)	$(4,049,322)

Results of Operations

The following table sets forth Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues.

	Year Ended
	December 31,
	2014	2013
Total revenue	100.0%	100.0%
Costs and expenses:
Programming, hosting and technology expense	20.9%	39.9%
Compensation expense	24.2%	33.1%
Professional fees	6.9%	8.0%
Advertising and marketing expense	38.7%	33.1%
General and administrative expense	22.2%	29.4%
Total costs and expenses	112.9%	143.5%
Loss from operations	(12.9)%	(43.5)%
Interest income (expense), net	(0.2)%	0.0%
Gain on change in fair value of warrants	0.9%	11.7%
Other income	0.0%	0.0%
Loss before provision for income taxes	(12.2)%	(31.8)%
Provision for income taxes	0.0%	0.0%
Net loss	(12.2)%	(31.8)%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Revenues increased to $13,558,690 for the year ended December 31, 2014 from $12,610,092 for the year ended December 31, 2013.  The increase was mainly driven by an increase in advertising revenue principally derived from the Business Development Agreement and an increase in the number of subscriptions to AYI in the year ended December 31, 2014 as compared to the year ended December 31, 2013.  In addition, we believe the increase in subscription revenue for the year ended December 31, 2014 primarily resulted from an increase in the number of user acquisition campaigns and marketing efficiency for the period as compared to the year ended December 31, 2013. We have recently begun to increase our user acquisition campaigns and plan to increase our advertising and marketing expense for 2015, as compared to 2014.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the year ended December 31, 2014, as compared to the year ended December 31, 2013, the increase between those periods, the percentage increase between those periods, and the percentage of total revenues that each represented for those periods:

					% Revenue
	Year Ended December 31,				Year Ended December 31,
	2014	2013	Increase	% Increase	2014	2013
Subscription revenue	$12,769,012	$12,560,856	$208,156	1.7%	94.2%	99.6%
Advertising revenue	789,678	49,236	740,442	1,503.9%	5.8%	0.4%
Total revenues	$13,558,690	$12,610,092	$948,598	7.5%	100.0%	100.0%

Subscription – The results for the year ended December 31, 2014 reflect an increase in subscription revenue of $208,156, or 1.7%, as compared to the year ended December 31, 2013.  The increase in subscription revenue for the year ended December 31, 2014, was primarily driven by an increase in recurring revenue from an increase in the number of active subscribers, primarily as a result of periodic promotions that were implemented during the first quarter of 2014. Subscription revenue as a percentage of total revenue was 94.2% for the year ended December 31, 2014, as compared to 99.6% for the year ended December 31, 2013.

Advertising – The results for the year ended December 31, 2014 reflect an increase in advertising revenue of $740,442, or 1,503.9%, as compared to the year ended December 31, 2013.  The increase in advertising revenue for the year ended December 31, 2014 resulted from revenue recognized under the Business Development Agreement with Match.com and the Acquisition Agreement with Zoosk.  Advertising revenue as a percentage of total revenue was 5.8% for the year ended December 31, 2014, as compared to 0.4% for the year ended December 31, 2013.

Costs and Expenses

Total costs and expenses for the year ended December 31, 2014 reflect a decrease in costs and expenses of $2,797,857, or 15.5%, as compared to the year ended December 31, 2013.  The following table presents our costs and expenses for the year ended December 31, 2014, as compared to the year ended December 31, 2013, the increase or decrease between those periods, and the percentage increase or decrease between those periods:

	Year Ended December 31,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Programming, hosting and technology expense	$2,837,375	$5,035,482	$(2,198,107)	(43.7)%
Compensation expense	3,274,893	4,177,568	(902,675)	(21.6)%
Professional fees	940,872	1,005,650	(64,778)	(6.4)%
Advertising and marketing expense	5,244,262	4,170,064	1,074,198	25.8%
General and administrative expense	3,005,390	3,711,885	(706,495)	(19.0)%
Total costs and expenses	$15,302,792	$18,100,649	$(2,797,857)	(15.5)%

Programming, Hosting and Technology – The results for the year ended December 31, 2014 reflect a decrease in programming, hosting and technology expense of $2,198,107, or 43.7%, as compared to the year ended December 31, 2013.  The decrease in programming, hosting and technology expense for the year ended December 31, 2014 was primarily driven by reduced consulting expense, hosting expense and headcount expenses. Programming, hosting and technology expense as a percentage of total revenues was 20.9% for the year ended December 31, 2014, as compared to 39.9% for the year ended December 31, 2013.

Compensation – The results for the year ended December 31, 2014 reflect a decrease in compensation expense, which excludes the cost of developers and programmers included in programming, hosting and technology expense above, of $902,675, or 21.6%, as compared to the year ended December 31, 2013.  The decrease in compensation expense for the year ended December 31, 2014 was primarily driven by a decrease in consulting expenses and reduced headcount in management and support areas as compared to the comparable period in 2013. Compensation expense as a percentage of total revenues was 24.2% for the year ended December 31, 2014, as compared to 33.1% for the year ended December 31, 2013.

Professional fees – The results for the year ended December 31, 2014 reflect a decrease in professional fees of $64,778, or 6.4%, as compared to the year ended December 31, 2013.  The decrease in professional fees for the year ended December 31, 2014 was primarily driven by a decrease in investor relations expenses.  Professional fees as a percentage of total revenues were 6.9% for the year ended December 31, 2014, as compared to 8.0% for the year ended December 31, 2013.

Advertising and Marketing – The results for the year ended December 31, 2014 reflect an increase in advertising and marketing expense of $1,074,198, or 25.8%, as compared to the year ended December 31, 2013. The increase in advertising and marketing expense for the year ended December 31, 2014 as compared to the prior year period, was primarily driven by an increase in the number of user acquisition campaigns. Advertising and marketing expense as a percentage of total revenues was 38.7% for the year ended December 31, 2014, as compared to 33.1% for the year ended December 31, 2013.

General and Administrative – The results for the year ended December 31, 2014 reflect a decrease in general and administrative expense of $706,495, or 19.0%, as compared to the year ended December 31, 2013.  The decrease in general and administrative expense for the year ended December 31, 2014, as compared to the prior year period, was primarily driven by lower recruiting expenses, public relation expenses and reduced headcount.  General and administrative expense as a percentage of total revenues was 22.2% for the year ended December 31, 2014, as compared to 29.4% for the year ended December 31, 2013.

Non-Operating Income

The following table presents the components of non-operating income for the years ended December 31, 2014 and 2013, the decrease between those periods and the percentage decrease between those periods:

	Year Ended December 31,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Interest income (expense), net	$(30,900)	$5,807	$(36,707)	(632.1)%
Gain on change in fair value of warrants	117,125	1,475,775	(1,358,650)	(92.1)%
Other income	-	2,962	(2,962)	(100.0)%
Total non-operating income	$86,225	$1,484,544	$(1,398,319)	(94.2)%

Interest income (expense), net

Interest income (expense), net for the year ended December 31, 2014 was $(30,900), a decrease of $36,707, or 632.1%, as compared to interest income, net of $5,807 for the year ended December 31, 2013.  Interest income, net represented (0.2)% and 0.0% of total revenues for the years ended December 31, 2014 and 2013, respectively.

Gain on change in fair value of warrants

Our warrant liability is re-measured at the end of each reporting period, with changes in fair value being recognized on our Consolidated Statements of Operations. The gain of $117,125 for the year ended December 31, 2014 and $1,475,775 for the year ended December 31, 2013 represented the changes in fair value of the warrant liability during those periods. Gain on change in fair value of warrants represented 0.9% and 11.7% of total revenues for the years ended December 31, 2014 and 2013, respectively.

Other income

Other income for the year ended December 31, 2014 was $0, a decrease of $2,962, or 100%, as compared to other income of $2,962 for the year ended December 31, 2013. Other income represented 0.0% and 0.0% of total revenues for the years ended December 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

	Year Ended December 31,
	2014	2013
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(167,574)	$(4,289,291)
Net cash used in investing activities	(11,685)	(153,403)
Net cash provided by financing activities	390,292	12,450
Net increase (decrease) in cash and cash equivalents	$211,033	$(4,430,244)

We have historically financed our operations through cash generated from debt and equity offerings, cash provided from operations and promissory notes from investors.

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

As of December 31, 2014, we had $1,138,385 in cash and cash equivalents as compared to cash and cash equivalents of $927,352 as of December 31, 2013. Historically, our working capital has been generated through operations and equity offerings. If we continue to grow and expand our operations, our need for working capital will increase. We intend to finance our business and growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

We have also incurred debt as a means of generating liquidity. As of December 31, 2014, the outstanding principal amount of our debt was $400,000, which consisted of two promissory notes, each of which is discussed in more detail below.

Carrella Note

As of December 31, 2014, we had approximately $100,000 of outstanding indebtedness under a promissory note with Thomas Carrella. The promissory note with Mr. Carrella bears interest at a rate of fifteen percent (15%) per annum and is due and payable on the earlier of February 20, 2015 and an event of default. We calculate the fair value of the warrant using Black-Scholes option pricing model and recorded $4,750 of deferred financing costs related to the issuance of the warrant that will be amortized over the term of the promissory note. We used the proceeds from this promissory note for general corporate purposes, including working capital.  On February 20, 2015, we repaid the total outstanding debt.

Lerner Note

As of December 31, 2014, we had approximately $300,000 of outstanding indebtedness under a promissory note with a related party, Clifford Lerner. The promissory note with Mr. Lerner bears interest at a rate of nine percent (9%) per annum and was initially due and payable on January 24, 2015, but was subsequently amended to extend its maturity for an additional nine months and is currently due and payable on the earlier of October 24, 2015 and an event of default. We used the proceeds from this promissory note for general corporate purposes, including working capital.

Sigma II Note

On February 13, 2015, we issued the Note in the aggregate principal amount of $3,000,000 to Sigma II in a private placement. The Note with Sigma II accrues interest at a rate of twelve percent (12%) per annum, is convertible into shares of our common stock at the option of Sigma II and is due and payable on the earlier of February 13, 2017 and a change in control. We intend to use the proceeds from the private placement for general corporate purposes, including working capital.

Operating Activities

Net cash used in operating activities was $167,574 for the year ended December 31, 2014, as compared to net cash used in operating activities of $4,289,291 for the year ended December 31, 2013.  The decrease of $4,121,717 was primarily a result of the increase in deferred subscription revenue and decrease in credit card holdback receivables offset in part by a decrease in accounts receivable and an increase in accounts payable and accrued expenses.

Significant items impacting cash flow during the year ended December 31, 2014 included reduced cash outlays relating to programming, hosting and technology expense, and compensation expense.  Increased collections in subscription revenues received during the period also contributed to the impact of cash flow from operating activities.

Significant items impacting cash flow during the year ended December 31, 2013 included significant cash outlays relating to advertising and marketing expense and increases in programming, hosting and technology expense, and compensation expense associated with the growth of our business. These uses of cash were offset in part by increased collections in subscription revenues received during the period.

Investing Activities

Cash used in investing activities for the years ended December 31, 2014 and 2013 were $11,685 and $153,403, respectively.  Cash used in investing activities included purchases of property and equipment totaling $3,731 and $48,553 during the years ended December 31, 2014 and 2013, respectively.  These purchases consisted primarily of computers and servers during the periods. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development. The purchases in 2014 were offset by the repayment of a promissory note in the amount of $92,046 by a former employee.

On January 31, 2013, we entered into a subscription agreement with Darrell Lerner and DCL Ventures, Inc., a Delaware corporation that is wholly owned by Darrell Lerner (“DCL”). Pursuant to the subscription agreement, we acquired 100,000 shares of DCL’s common stock for an aggregate purchase price of $100,000 during the year ended December 31, 2013. The cash used in investing activities relating to this agreement was $100,000 and $100,000 for the years ended December 31, 2014 and 2013, respectively.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2014 was $390,292. The increase relates to the issuance of promissory notes during the period in the aggregate principal amount of $400,000 (See Note 11 in the Notes to the Consolidated Financial Statements), which were partially offset by payments to our capital lease obligations.

Cash provided by financing activities for the year ended December 31, 2013 was $12,450. Cash provided by financing activities for the year ended December 31, 2013 consisted of proceeds from the exercise of employee stock options.

Contractual Obligations and Commitments

On May 23, 2011, we executed a non-cancelable operating lease for our corporate office space which began on June 1, 2011 and expires on March 30, 2015.  Total base rent due during the term of the lease is $973,595.  Monthly rent escalates during the term, but is recorded on a straight-line basis over the term of the lease.   Rent expense under this lease for the years ended December 31, 2014 and 2013 was $253,982.

During 2012, we entered into three separate two-year lease agreements with the Hewlett Packard Financial Services Company (“HP”) for equipment and certain financed items.  During 2013, we entered into two additional two-year lease agreements with HP for equipment and certain financed items. Monthly rent expense was $23,248 until September 2014.  Rent expense under the HP leases for the years ended December 31, 2014 and 2013 totaled $247,505 and $217,726, respectively.

In October 2014, two HP lease agreements were canceled due to price negotiations and we entered into two new three-year capital lease agreements with HP for equipment and certain financed items. In December 2014, the Company canceled its remaining operating lease agreements and entered into two additional three-year capital lease commitments with HP. We recognize these leases on our Consolidated Balance Sheet under capitalized lease obligations.

At December 31, 2014, our contractual obligations and commitments were as follows:

Year	Amount
2015	$165,309
2016	90,936
2017	81,228
2018 and thereafter	-
Total	$337,473

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Snap Interactive, Inc.

We have audited the accompanying consolidated balance sheets of Snap Interactive, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Snap Interactive Inc. as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

March 5, 2015

SNAP INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,138,385	$927,352
Restricted cash	-	490,315
Credit card holdback receivable	648,759	232,264
Accounts receivable, net of allowances and reserves of $42,533 and $37,850, respectively	221,128	385,370
Security deposits	115,104	-
Prepaid expense and other current assets	93,542	114,863
Total current assets	2,216,918	2,150,164
Fixed assets and intangible assets, net	563,123	522,462
Notes receivable	78,520	170,566
Long term security deposits	135,000	-
Investments	200,000	100,000
Total assets	$3,193,561	$2,943,192

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$1,074,345	$861,730
Accrued expenses and other current liabilities	1,062,836	671,142
Notes payable	400,000	-
Deferred subscription revenue	1,952,075	1,826,771
Deferred advertising revenue	13,427	300,000
Total current liabilities	4,502,683	3,659,643
Long term deferred rent	-	12,058
Warrant liability	23,425	140,550
Capital lease obligations	149,055	-
Total liabilities	4,675,163	3,812,251
Stockholders' (deficit) equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 49,507,826 and 49,987,826 shares issued, respectively, and 39,182,826 and 39,132,826 shares outstanding, respectively	39,183	39,133
Additional paid-in capital	11,858,489	10,813,205
Accumulated deficit	(13,379,274)	(11,721,397)
Total stockholders' (deficit) equity	(1,481,602)	(869,059)
Total liabilities and stockholders' (deficit) equity	$3,193,561	$2,943,192

The accompanying notes are an integral part of these consolidated financial statements.

SNAP INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013
Revenues:
Subscription revenue	$12,769,012	$12,560,856
Advertising revenue	789,678	49,236
Total revenue	13,558,690	12,610,092
Costs and expenses
Programming, hosting and technology expense	2,837,375	5,035,482
Compensation expense	3,274,893	4,177,568
Professional fees	940,872	1,005,650
Advertising and marketing expense	5,244,262	4,170,064
General and administrative expense	3,005,390	3,711,885
Total costs and expenses	15,302,792	18,100,649
Loss from operations	(1,744,102)	(5,490,557)
Interest income (expense), net	(30,900)	5,807
Gain on change in fair value of warrants	117,125	1,475,775
Other income	-	2,962
Loss before provision for income taxes	(1,657,877)	(4,006,013)
Provision for income taxes	-	-
Net loss	$(1,657,877)	$(4,006,013)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.10)
Weighted average number of common shares used in calculating net loss per common share:
Basic and diluted	39,169,196	38,937,210

The accompanying notes are an integral part of these consolidated financial statements.

SNAP INTERACTIVE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-	Accumulated	Stockholders’ (Deficit)
	Shares	Amount	in Capital	Deficit	Equity
Balance at January 1, 2013	38,832,826	$38,833	$9,437,422	$(7,715,384)	$1,760,871
Stock issued in exchange for domain name	100,000	100	99,900	-	100,000
Stock issued for consulting services	50,000	50	(50)	-	-
Exercise of stock options	150,000	150	12,300	-	12,450
Stock-based compensation expense for restricted stock awards	-	-	849,132	-	849,132
Stock-based compensation expense for stock options	-	-	414,501	-	414,501
Net loss	-	-	-	(4,006,013)	(4,006,013)
Balance at December 31, 2013	39,132,826	$39,133	$10,813,205	$(11,721,397)	$(869,059)
Stock issued for consulting services	50,000	50	(50)	-	-
Stock-based compensation expense for restricted stock awards	-	-	899,856	-	899,856
Stock-based compensation expense for stock options	-	-	140,728	-	140,728
Warrants issued for debt issuance cost	-	-	4,750	-	4,750
Net loss	-	-	-	(1,657,877)	(1,657,877)
Balance at December 31, 2014	39,182,826	$39,183	$11,858,489	$(13,379,274)	$(1,481,602)

The accompanying notes are an integral part of these consolidated financial statements.

SNAP INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,657,877)	$(4,006,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	181,675	174,640
Lease obligation interest expense	3,473	-
Stock-based compensation expense	1,040,585	1,263,633
Amortization of debt issuance cost	3,958	-
Gain on change in fair value of warrants	(117,125)	(1,475,775)
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	490,315	(385,315)
Decrease (increase) in credit card holdback receivable	(416,495)	55,029
Decrease (increase) in accounts receivable	164,242	(65,351)
Increase in security deposits	(250,104)	-
Decrease in prepaid expenses and other current assets	22,113	89,961
Increase in accounts payable, accrued expenses and other current liabilities	567,579	486,532
Decrease in deferred rent	(38,644)	(29,174)
Increase (decrease) in deferred subscription revenue	125,304	(697,458)
Increase (decrease) in deferred advertising revenue	(286,573)	300,000
Net cash used in operating activities	(167,574)	(4,289,291)
Cash flows from investing activities:
Purchase of fixed assets	(3,731)	(48,553)
Purchase of non-marketable equity securities	(100,000)	(100,000)
Repayment of notes receivable issued to employees and accrued interest	92,046	(4,850)
Net cash used in investing activities	(11,685)	(153,403)
Cash flows from financing activities:
Payments of capital lease obligations	(9,708)	-
Proceeds from exercise of stock options	-	12,450
Proceeds from issuance of promissory notes	400,000	-
Net cash provided by financing activities	390,292	12,450
Net increase (decrease) in cash and cash equivalents	211,033	(4,430,244)
Balance of cash and cash equivalents at beginning of period	927,352	5,357,596
Balance of cash and cash equivalents at end of period	$1,138,385	$927,352

Supplemental disclosure of cash flow information
AYI.com domain name purchase in exchange for 100,000 shares of common stock	$-	$100,000
Warrants issued for debt issuance costs	$4,750	$-
Equipment acquired under capital lease obligations	$218,605	$-

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

The Company was organized to operate an online dating application and stand-alone website.

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

The Company has revenue streams consisting of subscriptions and advertisements.  The Company recognizes revenue from monthly premium subscription fees beginning in the month in which the services are provided.  Revenues are presented net of refunds, credits, and known and estimated credit card chargebacks.  During 2014, subscriptions were offered in durations of one-, three-, six- and twelve-month terms.  Longer-term plans (those with durations longer than one month) are generally available at discounted monthly rates.  All subscription fees, however, are collected at the time of purchase regardless of the length of the subscription term.  Revenues from multi-month subscriptions are recognized over the length of the subscription term rather than when the subscription is purchased.  The difference between the gross cash receipts collected and the revenue recognized from those sales during that reporting period will appear as deferred revenue.

The Company’s payment processors have established routine reserve accounts to secure the performance of the Company’s obligations under its service agreements, which is standard practice within the payment processing industry. These reserve accounts withhold a small percentage of the Company’s sales in a segregated account in the form of a six-month rolling reserve. The funds that are withheld each month are returned to the Company on a monthly basis after six months of being held in the reserve account and any remaining funds will be returned to the Company 90 to 180 days following termination of such agreements. In March 2014, one of the Company’s payment processors agreed to keep a fixed amount instead of the previous six-month rolling reserve. These funds are classified as credit card holdback receivables and totaled $648,759 and $232,264 at December 31, 2014 and December 31, 2013, respectively.

We generate advertising revenue from advertising agreements with third parties. We recognize advertising revenue from these agreements ratably over the term of the agreement.

In December 2013, we entered into a Business Development Agreement (the “Business Development Agreement”) with Match.com, L.L.C. (“Match.com”) which was amended in April 2014, whereby the Company received upfront payments totaling $600,000 in exchange for developing various integrations of Match.com’s dating properties into the AYI application. The initial upfront payments were recognized on the Company’s Consolidated Balance Sheet as deferred advertising revenue.  The deferred advertising revenue was recognized on the Company’s Consolidated Statement of Operations ratably over the term of the agreement.

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2014, we entered into a Membership Acquisition Agreement (the “Acquisition Agreement”) with Zoosk, Inc. (“Zoosk”) whereby we received an upfront payment of $500,000 in two installments in exchange for implementing certain integration features on our AYI.com website and application that advertised Zoosk during the term of the Acquisition Agreement and earned amounts for each person that registered with Zoosk through the integration features during the term of the Acquisition Agreement. The term of the Acquisition Agreement commenced on August 15, 2014 and ended on November 13, 2014. The Company earned advertising revenue for the specified period from Zoosk of $170,835. The Company recorded the remaining amount of $329,165 as advance repayment under accrued expenses and other current liabilities on its Consolidated Balance Sheet (See Note 18).

The Company has an additional reserve for potential credit card chargebacks based on historical experience and knowledge of the industry.  The Company reserved $42,533 and $37,850 for potential future credit card chargebacks as of December 31, 2014 and 2013, respectively.

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

Advertising and Marketing

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

Advertising and marketing costs are expensed as incurred.

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

The Company has adopted the provisions of ASC No. 350, Intangibles – Goodwill & Other.  Costs incurred in the planning stage of a website are expensed as research and development expenses while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years.  The Company did not capitalize any research and development expenses during the years ended December 31, 2014 and 2013.

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

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, short-term investments classified as held-to-maturity, accounts receivable, credit card holdback receivable, prepaid expenses, accounts payable, accrued expenses and deferred revenue, approximate fair value due to the short-term nature of these instruments.

Receivables

At December 31, 2014, the Company had accounts receivable from payment processors in the amount of $263,661. The settlement of credit card sales by payment processors typically occurs several days after the date of the charge, and we generally receive payments from mobile payment processors and advertising networks on a monthly basis.

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

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

None.

3. Restricted Cash

During 2011, the Company established a line of credit with Sentinel Benefits Group, Inc. (“Sentinel Group”) related to the Company’s office lease and placed a cash security deposit of $115,104 in the form of a letter of credit for the life of the lease.  The Company recorded $115,104 under restricted cash on its Consolidated Balance Sheet as of December 31, 2013. On September 2, 2014, Sentinel Group released the letter of credit and the Company issued a payment towards the security deposit. The Company recorded $115,104 in short-term security deposits on its Consolidated Balance Sheet as of December 31, 2014.

On January 11, 2013, the Company obtained a letter of credit from JP Morgan in the amount of $200,000 in favor of Hewlett Packard Financial Services Company (“HP”). The amount was subsequently increased to $270,000 in September 2013.  This letter of credit expired on January 31, 2014 but was replaced with a new letter of credit in the amount of $270,000. On July 28, 2014, HP released $100,000 held in the certificate of deposit. In October 2014, the letter of credit was released and a security deposit was paid for the new capital lease agreements. The Company recorded $135,000 of long-term security deposits on its Consolidated Balance Sheet as of December 31, 2014.

As of December 31, 2014, the Company had no restricted cash on its Consolidated Balance Sheet.

4. Accounts Receivable, Net

Accounts receivable, net consisted of the following as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Accounts receivable	$263,661	$423,220
Less: Reserve for future chargebacks	(42,533)	(37,850)
Total accounts receivable, net	$221,128	$385,370

Credit card payments for subscriptions and micro-transaction purchases typically settle several days after the date of purchase.  As of December 31, 2014, the amount of unsettled transactions due from credit card payment processors amounted to $135,535 as compared to $191,656 at December 31, 2013.  At December 31, 2014, the amount of receivable due from Apple Inc. amounted to $ 116,427, as compared to $217,536 at December 31, 2013.  These amounts are included under accounts receivable on the Company’s Consolidated Balance Sheet.

5. Security Deposits

During 2014, the Company issued a security deposit which replaced the previous letter of credit for the office space lease to be released on March 31, 2015. The Company recorded $115,104 in short-term security deposits on its Consolidated Balance Sheet as of December 31, 2014.

In October 2014, the Company issued $135,000 as security deposit as part of the new capital lease obligations for equipment with HP. The Company recorded $135,000 in long-term security deposits on its Consolidated Balance Sheet as of December 31, 2014.

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Fair Value Measurements

The fair value framework under the Financial Accounting Standards Board’s guidance requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, would generally require significant management judgment.  The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

●	Level 1: Fair value measurement of the asset or liability using observable inputs such as quoted prices in active markets for identical assets or liabilities;
●	Level 2: Fair value measurement of the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and
●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liability	$—	$—	$23,425	$23,425
Total warrant liability	$—	$—	$23,425	$23,425

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liability	$—	$—	$140,550	$140,550
Total warrant liability	$—	$—	$140,550	$140,550

Interest earned on debt securities is recorded to “Interest income, net” on the Consolidated Statements of Operations.

The Company issued common stock warrants in January 2011 in conjunction with an equity financing.  In accordance with ASC Topic 480, Distinguishing Liabilities from Equity, the fair value of these warrants is classified as a liability on the Company’s Consolidated Balance Sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders.  Corresponding changes in the fair value of the warrants are recognized in earnings on the Company’s Consolidated Statements of Operations in each subsequent period.

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

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the values of certain assumptions used in the Company’s custom model to estimate the fair value of the warrant liability as of December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	2014	2013
Stock price	$0.20	$0.42
Strike price	$2.50	$2.50
Remaining contractual term (years)	1.1	2.1
Volatility	125.7%	109.6%
Adjusted volatility	123.5%	102.5%
Risk-free rate	0.3%	0.4%
Dividend yield	0.0%	0.0%

For the purposes of determining fair value, the Company used “adjusted volatility” in favor of “historical volatility” in its Monte-Carlo style simulation.  Historical volatility of the Company was calculated using weekly stock prices over a look back period corresponding to the remaining contractual term of the warrants as of each valuation date.  Management considered the lack of marketability of these instruments by incorporating a 10% incremental discount rate through a reduction of the volatility estimate (also known as a “volatility haircut”) to calculate the adjusted historical volatility as of each valuation date.

Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), indicates that “in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability.”  In accordance with ASU 2011-04, management estimated fair value from the perspective of market participants.

7. Cost-Method Investment

On January 31, 2013, the Company entered into a subscription agreement with Darrell Lerner and DCL Ventures, Inc. (“DCL”) in connection with Mr. Lerner’s separation from the Company. Pursuant to this agreement, the Company has made multiple investments in DCL by purchasing (i) 50,000 shares of DCL’s common stock for an aggregate purchase price of $50,000 in April 2013, (ii) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in July 2013, (iii) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in October 2013, (iv) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in January 2014, (v) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in April 2014, (vi) 25,000 shares of DCL’s common stock for an aggregate price of $25,000 in July 2014 and (vii) 25,000 shares of DCL’s common stock for an aggregate price of $25,000 in September 2014. These nonmarketable securities have been recorded in “Investments” on the Company’s Consolidated Balance Sheet measured on a cost basis.

As of December 31, 2014, the aggregate carrying amount of the Company’s cost-method investment in DCL, which was a non-controlled related party entity, was $200,000. The Company assesses all cost-method investments for impairment quarterly. No impairment loss was recorded during the year ended December 31, 2014. The Company does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments (See Note 17).

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Fixed Assets and Intangible Assets, Net

Fixed assets and intangible assets, net consisted of the following at December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	2014	2013
Computer equipment	$256,610	$252,879
Furniture and fixtures	142,856	142,856
Leasehold improvements	382,376	382,376
Software	10,968	10,968
Website domain name	124,938	124,938
Website costs	40,500	40,500
Equipment under capital leases	218,605	-
Total fixed assets	1,176,853	954,517
Less: Accumulated depreciation and amortization	(613,730)	(432,055)
Total fixed assets and intangible assets, net	$563,123	$522,462

The Company only holds fixed assets in the United States.  Depreciation and amortization expense was $181,675 and $174,640 for the years ended December 31, 2014 and 2013, respectively.

9. Notes Receivable

At December 31, 2014, the Company had notes receivable in the aggregate amount of $78,520 due from two former employees. The employees issued the notes to the Company since the Company paid taxes for stock-based compensation on these employees’ behalf during 2011 and 2012. The outstanding amounts under the notes are secured by pledged stock certificates and are due at various times during 2021-2023. Interest on these notes accrues at rates ranging from 2.31% to 3.57% per annum.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	2014	2013
Compensation and benefits	$360,515	$499,500
Deferred rent	10,877	37,463
Professional fees	254,807	134,179
Repayment of advertising agreement advance	329,165	-
Other accrued expenses	107,472	-
Total accrued expenses and other current liabilities	$1,062,836	$671,142

11.  Notes Payable

On April 24, 2014, the Company issued a promissory note in the amount of $300,000 to a related party, Clifford Lerner, the Company’s president, chief executive officer and the chairman of the Company’s Board of Directors. The promissory note was originally due and payable on January 24, 2015, but was subsequently amended to extend its maturity for an additional nine months and is currently due and payable on October 24, 2015 and bears interest at the rate of nine percent (9%) per annum (See Note 17).

On May 20, 2014, the Company issued a promissory note in the amount of $100,000 and a warrant to purchase 25,000 shares of its common stock to Thomas Carrella. The promissory note is due and payable on February 20, 2015 and bears interest at the rate of fifteen percent (15%) per annum. The Company calculated the fair value of the warrant using Black-Scholes option pricing model and recorded $4,750 of deferred financing costs related to the issuance of the warrant that will be amortized over the term of the promissory note (See Note 14).

At December 31, 2014, the Company had outstanding promissory notes in the aggregate amount of $400,000 recorded under notes payable and $27,738 in accrued interest recorded under accrued expenses and other current liabilities on its Consolidated Balance Sheet.

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes

The Company had no income tax benefit or provision for the year ended December 31, 2014. Since the Company incurred a net loss for the year ended December 31, 2014, there was no income tax expense for the period.  Increases in deferred tax balances have been offset by a valuation allowance and have no impact on our deferred income tax provision.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2014	2013
Deferred Tax Liability:
Furniture, fixtures, equipment and intangibles	$(32,089)	$(48,716)
Other	(27,258)	(17,105)
Warrants	(1,039,489)	(997,596)
Deferred Tax Assets:
Stock options for services	1,275,925	1,230,522
Net operating loss carry-forward	4,510,554	3,927,921
Reserve for future charge backs	28,309	26,037
Valuation allowance	(4,715,952)	(4,121,063)
Net deferred tax assets (liabilities)	$-	$-

Due to uncertainties regarding benefits and utilization of the total deferred tax assets, a valuation allowance of $4,715,952 has been recorded. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. The valuation allowance on our total deferred asset increased by $594,889 from 2013 to 2014.  At December 31, 2014, the Company had U.S. federal tax net operating loss (“NOL”) carry-forwards of $12,901,310, which will expire in between 2030 and 2033.

The deferred taxes do not account for NOL carry-forwards related to the windfall tax benefit of $6,668 for the period ended December 31, 2013 and none for the period ended December 31, 2014.

The deferred tax liability results primarily from the use of accelerated methods of depreciation of equipment for tax purposes and the fluctuation of the fair market value of warrants.

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation from the federal income tax provision from continuing operations at the statutory rate to the effective rate is as follows:

	Year Ended December 31,
	2014	2013
Federal income tax benefit at statutory rate	$(580,257)	$(1,385,270)
Increase (decrease) in income taxes resulting from:
State and local income taxes	204,366	854,100
Change in deferred tax asset valuation allowance	367,359	519,337
Stock based compensation	-	-
Non-deductible expenses	8,532	11,833
Other	-	-
Income Tax Expense	$-	$-

The Company files U.S. federal income tax returns, as well as income tax returns for New York State, and New York City.  The following years remain open for possible examination:  2009, 2010, 2011, 2012 and 2013.

13. Stock-Based Compensation

The Snap Interactive, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “Plan”) permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, shares of performance stock, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the Plan is 7,500,000 shares, 100% of which may be issued pursuant to incentive stock options.  As of December 31, 2014, there were 3,691,747 shares available for future issuance under the Plan.

Stock Options

The following table summarizes the weighted average values of the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the year ended December 31, 2014:

Expected volatility	199.8%
Expected life of option	6.23 Years
Risk free interest rate	1.9
Expected dividend yield	0.0

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

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the year ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price
Stock Options:
Outstanding at December 31, 2013	4,129,790	$0.74
Granted	2,306,000	0.31
Exercised	-	-
Expired or canceled, during the period	532,500	0.70
Forfeited, during the period	2,095,037	0.61
Outstanding at December 31, 2014	3,808,253	0.55
Exercisable at December 31, 2014	2,028,532	$0.75

At December 31, 2014, the aggregate intrinsic value of stock options that were outstanding and exercisable was $0.  At December 31, 2013, the aggregate intrinsic value of stock options that were outstanding and exercisable was $9,100.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

Stock-based compensation expense relating to stock options was $140,728 and $414,501 during the years ended December 31, 2014 and 2013, respectively. The Company estimates potential forfeitures of stock awards and adjusts recorded stock-based compensation expense accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense that is recognized in future periods.

Non-employee stock option activity described below is also included in the stock option activity summarized in the previous table. The following table summarizes non-employee stock option activity for the year ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price
Non-Employee Stock Options:
Outstanding at December 31, 2013	200,000	$0.93
Granted	50,000	0.30
Forfeited, during the period	-	-
Expired or canceled, during the period	-	-
Outstanding at December 31, 2014	250,000	0.81
Exercisable at December 31, 2014	225,000	$0.87

At December 31, 2014, the aggregate intrinsic value of non-employee stock options that were outstanding and exercisable was $0.  At December 31, 2013, the aggregate intrinsic value of non-employee stock options that were outstanding and exercisable was $0.

Stock-based compensation expense relating to non-employee stock options was $7,167 and $129,411 during the years ended December 31, 2014 and 2013, respectively.

There was $479,953 and $1,044,158 of total unrecognized stock-based compensation expense related to unvested stock options at December 31, 2014 and 2013, respectively, which is expected to be recognized over a weighted average remaining vesting period of 3.50 and 2.85 years, respectively.

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014, there was no unrecognized compensation expense related to unvested non-employee stock options. At December 31, 2013, there was no unrecognized compensation expense related to unvested non-employee stock options.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the year ended December 31, 2014:

	Number of RSAs	Weighted Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at December 31, 2013	10,855,000	$0.56
Granted	-	-
Forfeited or canceled, during the period	(480,000)	0.52
Vested	(50,000)	0.61
Outstanding at December 31, 2014	10,325,000	$0.56

At December 31, 2014, there was $3,575,987 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 7.64 years.  At December 31, 2013, there was $4,930,101 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 8.34 years.

Stock-based compensation expense relating to restricted stock awards was $899,856 and $849,132 for the years ended December 31, 2014 and 2013, respectively.

Non-employee restricted stock award activity described below is also included in total restricted stock award activity summarized on the previous table. The following table summarizes non-employee restricted stock award activity for the year ended December 31, 2014:

	Number of RSAs	Weighted Average Grant Date Fair Value
Non-Employee Restricted Stock Awards:
Outstanding at December 31, 2013	1,125,000	$0.42
Granted	-	-
Vested	(50,000)	0.61
Outstanding at December 31, 2014	1,075,000	$0.42

At December 31, 2014, there was $177,856 of total unrecognized stock-based compensation expense related to non-employee unvested restricted stock awards, which is expected to be recognized over a weighted average period of 7.34 years.

Stock-based compensation expense relating to non-employee restricted stock awards was $20,211 for the year ended December 31, 2014.

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Common Stock Warrants

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

The Company has recorded a warrant liability on its Consolidated Balance Sheet at the end of each reporting period based on the estimated fair value of the warrants. The warrants are valued at the end of each reporting period with changes recorded as mark-to-market adjustment on warrant liability on the Company’s Consolidated Statement of Operations. The fair value of these warrants was $23,425 and $140,550 at December 31, 2014 and December 31, 2013, respectively, based on a model developed with the assistance of an independent third-party valuation expert.

The gain (loss) on change in fair value of warrants on these warrants was $117,125 and $1,475,775 for the years ended December 31, 2014 and 2013, respectively, and was not presented within loss from operations.

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

The following table summarizes warrant activity for the year ended December 31, 2014:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants:
Outstanding at December 31, 2013	2,342,500	$2.50
Granted	25,000	0.32
Outstanding at December 31, 2014	2,367,500	2.48
Warrants exercisable at December 31, 2014	2,367,500	$2.48

15. Net Loss Per Common Share

Basic net loss per common share is computed based upon the weighted average common shares outstanding as defined by ASC No. 260, Earnings Per Share.  Diluted net loss per common share includes the dilutive effects of stock options, warrants and stock equivalents.  To the extent stock options, stock equivalents and warrants are antidilutive, they are excluded from the calculation of diluted net loss per share.  For the year ended December 31, 2014, 16,500,753 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.  For the year ended December 31, 2013, 17,327,290 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share:

	Year Ended
	December 31,
	2014	2013
Numerator:
Net loss	$(1,657,877)	$(4,006,013)
Denominator:
Basic shares:
Weighted-average common shares outstanding	39,169,196	38,937,210
Diluted shares:
Weighted-average shares used to compute basic net loss per share	39,169,196	38,937,210
Weighted-average shares used to compute diluted net loss per share	39,169,196	38,937,210

Net loss per share:
Basic	$(0.04)	$(0.10)
Diluted	$(0.04)	$(0.10)

16. Commitments

Operating Lease Agreements

On May 23, 2011, the Company executed a non-cancelable operating lease for corporate office space which began on June 1, 2011 and expires on March 30, 2015.  Total base rent due during the term of the lease is $973,595.  Monthly rent escalates during the term, but is recorded on a straight-line basis over the term of the lease.  The Company can terminate the final five months of the lease with eight months prior notice and the payment of unamortized costs.  Rent expense under this lease for the years ended December 31, 2014 and 2013 was $253,982.

During 2012, the Company entered into three separate two-year lease agreements with HP for equipment and certain other assets. During 2013, the Company entered into two additional two-year lease agreements with HP for equipment and certain financed items. Monthly rent expense was $23,248 until September 2014. Rent expense under the HP lease agreements for the years ended December 31, 2014 and 2013 totaled $247,505 and $217,726, respectively.

During 2013, the Company entered into a two-year service agreement with Equinix Operating Co., Inc. (“Equinix”) whereby Equinix agreed to provide certain products and services to the Company from January 2013 to January 2015.  Pursuant to the service agreement, the Company agreed to pay monthly recurring fees in the amount of $8,450 and certain nonrecurring fees in the amount of $9,700.  The agreement automatically renews for additional twelve month terms unless earlier terminated by either party.  Hosting expense under this lease totaled $177,110 for the year ended December 31, 2014.

At December 31, 2014, future minimum payments under non-cancelable operating leases were as follows:

Year	Amount
2015	74,373
2016	-
2017	-
2018 and thereafter	-
Total	$74,373

Capital Lease Agreements

In October 2014, two HP lease agreements were canceled due to price negotiations and we entered into two new three-year lease agreements with HP for equipment and certain financed items. In December 2014, we cancelled our remaining operating lease agreements and entered into two additional three-year capital lease agreements with HP. The Company recognized these leases on its Consolidated Balance Sheet under capitalized lease obligations. Amortization for equipment under capital leases was $7,779 and $0 for the years ended December 31, 2014 and 2013, respectively.

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014, future minimum payments under non-cancelable capital leases were as follows:

Year	Amount
2015	90,936
2016	90,936
2017	81,228
2018 and thereafter	-
Total	$263,100

17.  Related Party Transactions

On January 31, 2013, the Company entered into a subscription agreement with Darrell Lerner and DCL in connection with his separation from the Company. Pursuant to this agreement, the Company purchased (i) 50,000 shares of DCL’s common stock for an aggregate purchase price of $50,000 in April 2013, (ii) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in July 2013, (iii) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in October 2013, (iv) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in January 2014, (v) 25,000 shares of DCL’s common stock for an aggregate purchase price of $25,000 in April 2014, (vi) 25,000 shares of DCL’s common stock for an aggregate price of $25,000 in July 2014 and (vii) 25,000 shares of DCL’s common stock for an aggregate price of $25,000 in September 2014. These nonmarketable securities have been recorded in “Investments” on the Company’s Consolidated Balance Sheet measured on a cost basis.

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

On April 24, 2014, the Company issued a promissory note in the amount of $300,000 to a related party, Clifford Lerner, the Company’s president, chief executive officer and the chairman of the Company’s Board of Directors. The promissory note was originally due and payable on January 24, 2015, but was subsequently amended for an additional nine months to become due and payable on October 24, 2015 and continues to accrue interest at a rate of nine percent (9%) per annum (See Note 18).

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

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Subsequent Events

Lerner Note

On January 24, 2015, the Company amended the promissory note in the amount of $300,000 to a related party, Clifford Lerner, the Company’s president, chief executive officer and the chairman of the Company’s Board of Directors to extend the maturity date. The promissory note is currently due and payable on October 24, 2015 and bears interest at the rate of nine percent (9%) per annum.

Office Lease

On February 4, 2015, the Company entered into a lease for office space located at 320 West 37th Street, 13th Floor, New York, NY 10018 and paid a security deposit in the amount of $200,659. The term of the lease runs for seven years following the commencement date, which the Company expects to occur upon occupation of the lease in March 2015. The Company also expects to transition its principal executive office to this location in March 2015. The Company’s office rent expense under the lease will be approximately $25,000 per month for the first year of the term of the lease, which will escalate on an annual basis each year thereafter.

Financing

On February 13, 2015, the Company closed a private placement of debt and equity securities for aggregate gross proceeds of $3,000,000. The Company issued Sigma Opportunity Fund II, LLC (“Sigma II”) (i) 350,000 shares of the Company’s common stock, (ii) a 12% Senior Secured Convertible Note (the “Note”) in the aggregate principal amount of $3,000,000 and (iii) a warrant to purchase up to 10,500,000 shares of the Company’s common stock. The warrant has an exercise price of $0.35 per share, subject to certain adjustments, and expires on the earlier of February 13, 2020 and a change in control.

Simultaneously with the closing of the private placement, the Company entered into an advisory services agreement with Sigma Capital Advisors, LLC (“Sigma”) pursuant to which Sigma agreed to provide the Company with certain advisory and consulting services. As consideration for these services, the Company issued Sigma 150,000 shares of the Company’s common stock and a warrant to purchase up to 4,500,000 shares of the Company’s common stock. The warrant has an exercise price of $0.35 per share, subject to certain adjustments, and expires on the earlier of February 13, 2020 and a change in control. As long as the Note remains outstanding, the Company agreed to pay Sigma a monthly advisory fee of $10,000, up to an aggregate limit of $240,000, subject to certain exceptions.

The Note bears interest at a rate of 12% per annum and matures on the earlier of February 13, 2017 or a change in control. During any time while the Note is outstanding, the outstanding principal balance of the Note, together with all accrued and unpaid interest, is convertible into shares of the Company’s common stock at the option of Sigma at a conversion price of $0.20 per share, subject to certain adjustments. The Company’s obligations under the Note are secured by a first priority lien on all of our assets and property. The Note is secured by up to 65% of the outstanding capital stock and other equity interests of Snap Mobile Limited, the Company’s wholly owned subsidiary. Snap Mobile Limited is also a guarantor of the Note. An event of default under the Note includes, among other things, (i) the Company’s failure to pay any amounts due and payable when and as required, (ii) failure of a representation or warranty made by the Company to be correct and accurate when made, (iii) the institution of bankruptcy or similar proceedings against the Company and (iv) the Company’s inability to pay debts as they become due.

The Company intends to use the proceeds from the private placement for general corporate purposes, which may include, among other things, capital expenditures, working capital and repayment or refinancing of existing indebtedness.

Acquisition Agreement

As of December 31, 2014, the Company had earned $170,835 under the Acquisition Agreement with Zoosk and recorded the remaining amount of $329,165 as advance repayment under accrued expenses and other current liabilities on its Consolidated Balance Sheet. On February 17, 2015, the Company repaid $164,582 of the advance repayment.  The remaining amount is payable over a two month period.

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

Based on the evaluation as of December 31, 2014, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014, and based on that evaluation they concluded that our internal control over financial reporting was not effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that re-evaluation due to material weakness identified below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2014 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2014, the Company determined that the following item constituted a material weakness:

●	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

Changes in Internal Control over Financial Reporting

We implemented a material change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 related to the remediation of internal controls over the financial statement close process as we completed the implementation of redesigned processes and increased the level of review by our personnel in the identification and timely recording of vendor invoices. We completed our testing of the additional control processes outlined above and concluded that our previously reported material weakness in internal control over financial reporting related to the financial statement close process had been satisfactorily remediated as of December 31, 2014.  Other than as set forth above, we did not have any changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Office Lease

On February 4, 2015, we entered into a lease for office space located at 320 West 37th Street, 13th Floor, New York, NY 10018 and paid a security deposit in the amount of $200,659. The term of the lease runs for seven years following the commencement date, which we expect to occur upon occupation of the lease in March 2015. We also expect to transition our principal executive office to this location in March 2015. Our office rent expense under the lease will be approximately $25,000 per month for the first year of the term of the lease, which such monthly amount will escalate on an annual basis each year thereafter.

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

The financial statements filed as part of this Annual Report are included in “Item 8. Financial Statements and Supplementary Data.”

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

1.	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013
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

Dated: March 5, 2015	SNAP INTERACTIVE, INC.

	By:	/s/ Clifford Lerner
Clifford Lerner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clifford Lerner	President, Chief Executive Officer and Director	March 5, 2015
Clifford Lerner	(Principal Executive Officer)

/s/ Alexander Harrington	Chief Financial Officer and Director	March 5, 2015
Alexander Harrington	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed February 11, 2011 by the Company with the SEC).

3.2	Certificate of Amendment to Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of the Company filed February 11, 2011 by the Company with the SEC).

3.3	Amended and Restated By-Laws of Snap Interactive, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed April 25, 2012 by the Company with the SEC).

10.1	Statement of Rights and Responsibilities, by and between Snap Interactive, Inc. and Facebook Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed March 31, 2011 by the Company with the SEC).

10.2	Registered Apple Developer Agreement, by and between Snap Interactive, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed March 31, 2011 by the Company with the SEC).

10.3	iOS Developer Program License Agreement, by and between Snap Interactive, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed March 31, 2011 by the Company with the SEC).

10.4	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed January 21, 2011 by the Company with the SEC).

10.5	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed January 21, 2011 by the Company with the SEC).

10.6†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of the Company filed on May 24, 2011 by the Company with the SEC).

10.7†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 of the Company filed on May 24, 2011 by the Company with the SEC).

10.8†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 of the Company filed on May 24, 2011 by the Company with the SEC).

10.9†	Amended and Restated Snap Interactive, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed on November 14, 2011 by the Company with the SEC).

10.10†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on November 14, 2011 by the Company with the SEC).

10.11†	Executive Employment Agreement, dated as of April 10, 2013, by and between Clifford Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.4 to the Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 of the Company filed on April 11, 2013 by the Company with the SEC).

10.12	Restricted Stock Award Agreement, dated as of April 10, 2013, by and between Clifford Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 99.4 to the Schedule 13D filed on April 12, 2013 by the Reporting Person with the SEC).

10.13†	Executive Employment Agreement, dated February 28, 2014, by and between Alexander Harrington and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.21 to the Post-Effective Amendment No. 4 to the Registration Statement on Form S-1 of the Company filed on March 25, 2014 by the Company with the SEC).

10.14#	Business Development Agreement, dated November 27, 2013, by and between Snap Interactive, Inc. and Match.com, L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 11, 2014 by the Company with the SEC).

10.15#	Amendment No. 1 to Business Development Agreement, dated April 16, 2014, by and between Snap Interactive, Inc. and Match.com, L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 11, 2014 by the Company with the SEC).

10.16#	Membership Acquisition Agreement, dated as of June 25, 2014, by and between Snap Interactive, Inc. and Zoosk, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 11, 2014 by the Company with the SEC).

10.17*	First Amendment to Advisor Agreement, dated as of September 4, 2014, by and between Jon D. Pedersen, Sr. and Snap Interactive, Inc.

10.18*	Promissory Note, dated April 24, 2014, issued by Snap Interactive, Inc.

10.19*	Promissory Note, dated May 20, 2014, issued by Snap Interactive, Inc.

10.20	Securities Purchase Agreement, dated February 13, 2015, by and between Snap Interactive, Inc. and the Purchaser signatories thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 19, 2015 by the Company with the SEC).

10.21	Form of Senior Secured Convertible Note issued February 13, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on February 19, 2015 by the Company with the SEC).

10.22	Form of Common Stock Purchase Warrant issued February 13, 2015 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on February 19, 2015 by the Company with the SEC).

10.23	Security Agreement, dated February 13, 2015, by and between Snap Interactive, Inc., SNAP Mobile Limited and the Purchaser (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on February 19, 2015 by the Company with the SEC).

10.24	Subsidiary Guarantee, dated February 13, 2015, by SNAP Mobile Limited, in favor of the Purchaser (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company filed on February 19, 2015 by the Company with the SEC).

10.25	Advisory Services Agreement, dated February 13, 2015, by and between Snap Interactive, Inc. and Sigma Capital Advisors, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Company filed on February 19, 2015 by the Company with the SEC).

10.26*	Amendment to Promissory Note, effective January 24, 2015, by and between Snap Interactive Inc. and Clifford Lerner.

10.27*	Agreement of Lease, dated February 4, 2015 by and between Snap Interactive, Inc. and 320 W 37 LLC.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

# Confidential treatment has been granted with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

† Management contract or compensatory plan arrangement.

* Filed herewith.

