Form 10-Q
period 2015-03-31
Snap Interactive, Inc
filed 2015-05-15
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2015

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 000-52176

SNAP INTERACTIVE, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3191847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 W 37th Street, 13th Floor

New York, NY 10018

(Address of principal executive offices)

(Zip Code)

(212) 594-5050

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  þ   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No þ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2015
Common Stock, par value $0.001 per share	39,682,826*

 *Excludes 10,325,000 shares of unvested restricted stock.

 SNAP INTERACTIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

Table of Contents

PART I. FINANCIAL INFORMATION

Unless the context otherwise indicates, references to “Snap,” “we,” “our,” “us” and the “Company” refer to Snap Interactive, Inc. and its subsidiary on a consolidated basis.

AYI, the AYI logo, Snap, the Snap logo and other trademarks or service marks appearing in this report are the property of Snap Interactive, Inc.  Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective owners.

A reference to a swipe is a gesture that a user of The Grade makes when browsing a profile, swiping to the right to signify interest or to the left to signify lack of interest, which in either case advances the user to the next profile. Unless otherwise indicated, metrics for users are based on information that is reported by Facebook and internally-derived metrics for users across all platforms through which our application is accessed.  References in this report to users means those persons that have created a user name and password, and active subscribers means users that have prepaid a subscription fee for current unrestricted communication on the AYI application and whose subscription period has not yet expired. The metrics for active subscribers are based on internally-derived metrics across all platforms through which our application is accessed.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties.  Words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “began,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements.  All forward-looking statements speak only as of the date on which they are made.  Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to generate and sustain increased revenue levels and achieve profitability in the future;
●	our ability to maintain good relationships with Apple Inc., Facebook, Inc. and Google Inc.;
●	our reliance on our executive officers;
●	the intense competition in the online dating industry;
●	our ability to release new applications or derive revenue from new applications;
●	our reliance on a small percentage of our total users for substantially all of our revenue;
●	our ability to develop, establish and maintain a strong brand;
●	our ability to update our applications to respond to the trends and preferences of online dating consumers;
●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;
●	our ability to develop and market new technologies to respond to rapid technological changes;
●	our ability to effectively manage our headcount, including attracting and retaining qualified employees;
●	our ability to generate subscribers through advertising and marketing agreements with third party advertising and marketing providers;
●	our heavy reliance on the Facebook platform to run our application and Facebook Inc.’s ability to discontinue, limit or restrict access to its platform by us or our applications, change its terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develops applications or features that compete with our applications;
●	our reliance on third party email service providers for delivery of email campaigns to convert users to subscribers and to retain subscribers;
●	our ability to manage our affiliate marketers’ compliance with marketing laws and regulations;
●	our reliance in internal systems to maintain and control marketing expenditures and corresponding return on investments;
●	the effect of an interruption or failure of our data center, programming code, servers or technological infrastructure;
●	the effect of security breaches, computer viruses and computer hacking attacks;
●	our ability to comply with laws and regulations regarding privacy and protection of user data;
●	our reliance upon credit card processors and related merchant account approvals;
●	governmental regulation or taxation of the online dating or the Internet industries;
●	the impact of any claim that we have infringed on intellectual property rights of others;
●	our ability to protect our intellectual property rights;
●	the risk that we might be deemed a “dating service” or an “Internet dating service” under various state regulations;
●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;
●	our ability to manage or mitigate adverse changes in foreign currency exchange rates relating to international bookings;
●	our ability to obtain additional capital or financing to execute our business plan; and
●	our ability to repay indebtedness.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,327,806	$1,138,385
Credit card holdback receivable	215,913	648,759
Accounts receivable, net of allowances and reserves of $54,256 and $42,533, respectively	249,518	221,128
Short term security deposits	24,956	115,104
Prepaid expense and other current assets	109,103	93,542
Total current assets	2,927,296	2,216,918
Fixed assets and intangible assets, net	442,868	563,123
Notes receivable	79,154	78,520
Long term security deposits	335,659	135,000
Investments	200,000	200,000
Total assets	$3,984,977	$3,193,561

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,109,319	$1,074,345
Accrued expenses and other current liabilities	350,767	1,062,836
Notes payable	-	400,000
Deferred subscription revenue	1,980,331	1,952,075
Deferred advertising revenue	20,786	13,427
Total current liabilities	3,461,203	4,502,683
Convertible note payable, net of discount	719,572	-
Derivative liabilities	2,113,425	23,425
Capital lease obligations	131,695	149,055
Total liabilities	6,425,895	4,675,163
Commitments and Contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,007,826 and 49,507,826 shares issued, respectively, and 39,682,826 and 39,182,826 shares outstanding, respectively	39,683	39,183
Additional paid-in capital	12,117,852	11,858,489
Accumulated deficit	(14,598,453)	(13,379,274)
Total stockholders' equity (deficit)	(2,440,918)	(1,481,602)
Total liabilities and stockholders' equity (deficit)	$3,984,977	$3,193,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Subscription revenue	$3,129,310	$3,139,020
Advertising revenue	56,773	153,333
Total revenues	3,186,083	3,292,353
Costs and expenses:
Programming, hosting and technology expense	526,947	942,411
Compensation expense	736,580	769,403
Professional fees	234,633	250,155
Advertising and marketing expense	1,726,097	1,472,210
General and administrative expense	944,601	863,417
Total costs and expenses	4,168,858	4,297,596
Loss from operations	(982,775)	(1,005,243)
Interest (expense) income, net	(236,404)	1,874
Change in fair value of derivative liabilities	-	70,275
Loss before provision for income taxes	(1,219,179)	(933,094)
Provision for income taxes	-	-
Net loss	$(1,219,179)	$(933,094)

Net loss per share of common stock:
Basic and diluted	$(0.03)	$(0.02)
Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic and diluted	39,413,824	39,142,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Additional		Stockholders’
	Common Stock		Paid-	Accumulated	Equity
	Shares	Amount	in Capital	Deficit	(Deficit)
Balance at December 31, 2014	39,182,826	$39,183	$11,858,489	$(13,379,274)	$(1,481,602)
Common stock issued in connection with Securities Purchase Agreement	350,000	350	(350)	-	-
Common stock issued in connection with Advisory Services Agreement	150,000	150	29,850	-	30,000
Stock-based compensation expense for restricted stock awards	-	-	205,771	-	205,771
Stock-based compensation expense for stock options	-	-	24,092	-	24,092
Net loss	-	-		(1,219,179)	(1,219,179)
Balance at March 31, 2015	39,682,826	$39,683	$12,117,852	$(14,598,453)	$(2,440,918)

The accompanying notes are an integral part of these condensed consolidated financial statements

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,219,179)	$(933,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,819	43,263
Lease obligation interest expense	7,778	—
Stock-based compensation expense	229,863	222,476
Loss on disposal of fixed assets	79,628	—
Amortization of debt issuance cost	21,023	—
Amortization of debt discount	133,589	—
Change in fair value of derivative liabilities	—	(70,275)
Changes in operating assets and liabilities:
Restricted cash	—	104,988
Credit card holdback receivable	432,846	(78,049)
Accounts receivable	(28,390)	63,518
Security deposits	(110,511)	—
Prepaid expenses and other current assets	(16,352)	39,089
Accounts payable, accrued expenses and other current liabilities	(683,598)	46,002
Deferred rent	4,099	(10,243)
Deferred subscription revenue	28,256	261,138
Deferred advertising revenue	7,359	(153,333)
Net cash used in operating activities	(1,052,770)	(464,520)
Cash flows from investing activities:
Purchase of property and equipment	(26,192)	(3,730)
Proceeds from sale of fixed assets	6,000	—
Purchase of non-marketable equity securities	—	(25,000)
Notes receivable	(634)	(1,233)
Net cash used in investing activities	(20,826)	(29,963)
Cash flows from financing activities:
Payments of capital lease obligations	(22,734)	—
Repayment of promissory notes	(400,000)	—
Payment of financing costs	(314,249)	—
Proceeds received under Securities Purchase Agreement	3,000,000	—
Net cash provided by financing activities	2,263,017	—
Net increase (decrease) in cash and cash equivalents	1,189,421	(494,483)
Balance of cash and cash equivalents at beginning of period	1,138,385	927,352
Balance of cash and cash equivalents at end of period	$2,327,806	$432,869

Non-cash investing and financing activities:
Compound embedded derivative under the Note and Securities Purchase Agreement recorded as derivative liabilities (See Note 5)	$1,748,000	$—
Warrants issued under the Advisory Services Agreement as additional consideration for the Note and recorded as derivative liabilities (See Note 5)	$342,000	$—
Common stock issued under the Advisory Services Agreement as additional consideration for the Note	$30,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include Snap Interactive, Inc. and its wholly owned subsidiary, Snap Mobile Limited (collectively, the “Company”). The Company was organized to operate an online dating application and stand-alone website. The condensed consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The Company has not included certain information normally included in annual financial statements pursuant to those rules and regulations, although it believes that the disclosure included herein is adequate to make the information presented not misleading.

The financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), filed with the SEC on March 5, 2015.

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated financial condition, results of operations, cash flows and changes in the stockholders’ equity (deficit) of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results and the results for the three months ended March 31, 2015 are not necessarily indicative of results for the year ending December 31, 2015, or for any other period.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2015, there were no material changes to the Company’s significant accounting policies from those disclosed in the Form 10-K, except for the following:

Significant Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates relied upon in preparing these financial statements include the provision for future credit card chargebacks and subscription revenue refunds, estimates used to determine the fair value of our common stock, stock options, non-cash capital stock issuances, stock-based compensation, derivative instruments, debt discounts, conversion features and common stock warrants, collectability of our accounts receivable and the valuation allowance on deferred tax assets. Management evaluates these estimates on an ongoing basis. Changes in estimates are recorded in the period in which they become known. We base estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates.

Convertible Instruments

The Company evaluates and bifurcates conversion features from the instruments containing such features and accounts for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the underlying instrument, (b) the hybrid instrument that contains both the embedded derivative instrument and the underlying instrument is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the underlying instrument is deemed to be conventional as that term is described under applicable GAAP.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement in common stock or (ii) give the Company a choice of net-cash settlement or settlement in common stock (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in common stock (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that certain freestanding derivatives, including the conversion feature embedded in the 12% Senior Secured Convertible Note (the “Note”) and warrants issued under the Securities Purchase Agreement (the “Securities Purchase Agreement”), dated as of February 13, 2015, by and between the Company and Sigma Opportunity Fund II, LLC (“Sigma II”), contained reset provisions and have been classified as derivative liabilities as more fully described in Note 5.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company has elected to early-adopt ASU 2015-03 in connection with the issuance of these condensed consolidated financial statements and as a result, recorded the $314,249 of offering costs incurred in connection with the issuance of the Note (as defined in Note 10) as a debt discount on the date the Note was issued.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Accounts Receivable, Net

Accounts receivable, net consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Accounts receivable	$303,774	$263,661
Less: Reserve for future chargebacks	(54,256)	(42,533)
Total accounts receivable, net	$249,518	$221,128

Credit card payments for subscriptions and micro-transactions typically settle several days after the date of purchase. The amount of unsettled transactions due from credit card payment processors was $152,859 as of March 31, 2015, as compared to $135,535 at December 31, 2014. The amount of accounts receivable due from Apple Inc. was $122,624, or 49.1% of the Company’s accounts receivable, as of March 31, 2015, compared to $116,427, or 52.6% of the Company’s accounts receivable, at December 31, 2014.

4. Security Deposits

During 2014, the Company issued a security deposit which replaced the previous letter of credit for the office space lease to be released in May 2015. The Company recorded $115,104 in short term security deposits on its Condensed Consolidated Balance Sheet as of December 31, 2014. For the three months ended March 31, 2015, rent monthly payments and taxes were applied against the security deposit. The Company recorded $24,956 in short-term security deposits on its Condensed Consolidated Balance Sheet as of March 31, 2015.

In October 2014, the Company issued a $135,000 security deposit which replaced the previous letter of credit as part of the new capital lease obligations for equipment with Hewlett Packard Financial Services Company (“HP”). The Company recorded $135,000 under long-term security deposits on its Condensed Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014.

In February 2015, the Company issued $200,659 as a security deposit as part of the new office rent lease (see Note 14). The Company recorded the $200,659 under long-term security deposits on its Condensed Consolidated Balance Sheet as of March 31, 2015.

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

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the liabilities measured at fair value on a recurring basis as of March 31, 2015:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liabilities	$-	$-	$1,163,425	1,163,425
Compound embedded derivative	-	-	950,000	910,000
Total derivative liabilities	$-	$-	$2,113,425	$2,113,425

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liability	$-	$-	$23,425	$23,425
Total derivative liability	$-	$-	$23,425	$23,425

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, who report to the Chief Financial Officer, determine its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department and are approved by the Chief Financial Officer.

Level 3 Valuation Techniques:

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. The common stock purchase warrants and the conversion feature embedded in the Note do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at a lower price in the future. In addition, the Company issued warrants to purchase common stock in January 2011 in conjunction with an equity financing.  In accordance with Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity, the fair value of these warrants is classified as a liability on the Company’s Condensed Consolidated Balance Sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders. In addition, the Company entered into an Advisory Services Agreement (the “Advisory Agreement”), dated as of February 13, 2015, by and between the Company and Sigma Capital Advisors, LLC (“Sigma”) that contains certain provisions whereby the Company will be required to make certain make-whole cash payments to the holder of its outstanding convertible note payable upon the occurrence of certain future events, as more fully described in Note 10. Such instruments do not have fixed settlement provisions and have also been recorded as derivative liabilities. Corresponding changes in the fair value of the derivative liabilities are recognized in earnings on the Company’s Condensed Consolidated Statement of Operations in each subsequent period.

The Company’s derivative liabilities are carried at fair value and were classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. In order to calculate fair value, the Company uses a custom model developed with the assistance of an independent third-party valuation expert. This model calculates the fair value of the warrant derivative liabilities at each measurement date using a Monte-Carlo style simulation, as the value of certain features of the warrant derivative liabilities would not be captured by the standard Black-Scholes model.

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the warrant liabilities as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Stock price	$0.19	$0.20
Weighted average strike price	$0.64	$2.50
Remaining contractual term (years)	1.9	1.1
Volatility	100.0%	125.7%
Risk-free rate	0.5%	0.3%
Dividend yield	0.0%	0.0%

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the conversion feature liability as of March 31, 2015:

March 31,
2015
(Unaudited)
Stock price	$0.19
Strike price	$0.20
Remaining contractual term (years)	1.9
Volatility	100.0%
Risk-free rate	0.5%
Dividend yield	0.0%

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended March 31,
	2015	2014
Beginning balance	$23,425	$140,550
Fair value of derivatives issued	2,090,000	-
Change in fair value of derivative liabilities	-	(117,125)
Ending balance	$2,113,425	$23,425

The Company determined that the change in fair value of its derivative liabilities for the three months ended March 31, 2015 was not material.

6. Fixed Assets and Intangible Assets, Net

Fixed assets and intangible assets, net consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Computer equipment	$226,419	$256,610
Furniture and fixtures	95,785	142,856
Leasehold improvements	20,333	382,376
Software	10,968	10,968
Website domain name	124,938	124,938
Website costs	40,500	40,500
Equipment under capital leases	218,605	218,605
Total fixed assets	737,548	1,176,853
Less: Accumulated depreciation and amortization	(294,680)	(613,730)
Total fixed assets and intangible assets, net	$442,868	$563,123

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation and amortization expense for the three months ended March 31, 2015 was $60,819, as compared to $43,263 for the three months ended March 31, 2014. The Company only holds fixed assets in the United States.

During March 2015, the Company disposed of fixed assets, primarily consisting of leasehold improvements and furniture and fixtures, in connection with the relocation of the Company’s corporate headquarters. The net loss on the disposal of the fixed assets for the period ended March 31, 2015 was $79,628.

7. Notes Receivable

At March 31, 2015, the Company had notes receivable due in the aggregate amount of $79,154 from two former employees.  The employees issued the notes to the Company since the Company paid taxes for stock-based compensation on these employees’ behalf in 2011 and 2012.  The outstanding amounts under the notes are secured by pledged stock certificates and are due at various times during 2021-2023.  Interest accrues on these notes at rates ranging from 2.80% to 3.57% per annum.

8. Income Taxes

The Company had no income tax benefit or provision for the three months ended March 31, 2015 and 2014.  Since the Company incurred a net loss for the three months ended March 31, 2015 and 2014, there was no income tax expense for either period.  Increases in deferred tax balances have been offset by a valuation allowance and have no impact on the Company’s deferred income tax provision.

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

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Compensation and benefits	$101,687	$360,515
Deferred rent	14,976	10,877
Professional fees	43,125	254,807
Repayment of advertising agreement advance	83,891	329,165
Other accrued expenses	107,088	107,472
Total accrued expenses and other current liabilities	$350,767	$1,062,836

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Notes and Convertible Note Payable

Notes Payable

On April 24, 2014, the Company issued a promissory note in the amount of $300,000 to a related party, Clifford Lerner, the Company’s president, chief executive officer and the chairman of the Company’s Board of Directors. The promissory note was originally due and payable on January 24, 2015, but was subsequently amended to extend its maturity for an additional nine months and was due and payable on October 24, 2015 and bore interest at the rate of nine percent (9%) per annum. On March 25, 2015, the promissory note was repaid in full (see Note 16).

On May 20, 2014, the Company issued a promissory note in the amount of $100,000 and a warrant to purchase 25,000 shares of its common stock to Thomas Carrella. The promissory note was due and payable on February 20, 2015 and bore interest at the rate of fifteen percent (15%) per annum. The Company calculated the fair value of the warrant using Black-Scholes option pricing model and recorded $4,750 of deferred financing costs related to the issuance of the warrant that were amortized over the term of the promissory note. On February 20, 2015, the promissory note was repaid in full.

Securities Purchase Agreement

On February 13, 2015, the Company closed a private placement of debt and equity securities for aggregate gross proceeds of $3,000,000. In connection with the Securities Purchase Agreement, the Company issued Sigma II (i) 350,000 shares of the Company’s common stock, (ii) the Note in the aggregate principal amount of $3,000,000 and (iii) a warrant to purchase up to 10,500,000 shares of the Company’s common stock. The Company incurred financing costs of $314,249 in connection with the Securities Purchase Agreement that will be amortized over the term of the Note.

The Note bears interest at a rate of 12% per annum and matures on the earlier of February 13, 2017 or a change in control. During any time while the Note is outstanding, the outstanding principal balance of the Note, together with all accrued and unpaid interest, is convertible into shares of the Company’s common stock at the option of Sigma II at a conversion price of $0.20 per share, subject to certain adjustments, including reset adjustments to the conversion price if the Company issues securities at lower prices in the future, as disclosed in Note 5. The Company’s obligations under the Note are secured by a first priority lien on all of its assets and property. The Note is also secured by up to 65% of the outstanding capital stock and other equity interests of Snap Mobile Limited, the Company’s wholly owned subsidiary. Snap Mobile Limited is also a guarantor of the Note. An event of default under the Note includes, among other things, (i) the Company’s failure to pay any amounts due and payable when and as required, (ii) failure of a representation or warranty made by the Company to be correct and accurate when made, (iii) the institution of bankruptcy or similar proceedings against the Company and (iv) the Company’s inability to pay debts as they become due. The Note also requires the Company to maintain an aggregate cash balance of $1,350,000 in its bank accounts or it will be required to make partial prepayments on the Note. If the Company fails to maintain this aggregate cash balance in its bank accounts for a thirty day period, it is required to make a $125,000 prepayment on the Note. For each subsequent calendar month that the aggregate cash balance in the Company’s bank accounts does not equal or exceed $1,500,000, the Company must make an additional $125,000 prepayment on the Note.

The Note contains a compound embedded derivative consisting of an embedded conversion feature and interest make-whole provisions and was accounted for as a derivative liability with an aggregate fair value of $950,000. In addition, the fair value of the warrants was $798,000 and was also required to be accounted for as derivative liabilities. Both instruments were also recorded as debt discounts on the date the Note was issued. The Company is amortizing the debt discount using the effective interest method over the life of the Note, which is two years. Amortization expense for the three months ended March 31, 2015 was $110,148, which is included as interest expense on the accompanying Condensed Consolidated Statement of Operations. Contractual interest expense under the convertible note incurred for the three months ended March 31, 2015 was $46,000.

Simultaneously with the closing of the private placement, the Company entered into the Advisory Agreement with Sigma pursuant to which Sigma agreed to provide the Company with certain advisory and consulting services. In connection with the Advisory Agreement, the Company issued Sigma 150,000 shares of the Company’s common stock and a warrant to purchase up to 4,500,000 shares of the Company’s common stock. Both the common shares and the warrant issued were fully vested and non-forfeitable on the date the Advisory Agreement was entered into. Based on the terms of the Advisory Agreement and the criteria outlined in ASC 505-50, Equity-Based Payments to Non-Employees, the Company determined that the common stock and warrants issued were in fact additional consideration provided to Sigma in connection with the issuance of the Note. As a result, the Company recorded the grant date fair value of the common stock and warrants of $30,000 and $342,000, respectively, as debt discounts on the accompanying Condensed Consolidated Balance Sheet. Amortization expense for the three months ended March 31, 2015 was $23,441, which is included as interest expense on the accompanying Condensed Consolidated Statement of Operations.

In addition to the issuance of common stock and warrants under the Advisory Agreement, the Company also agreed to pay Sigma a monthly advisory fee of $10,000, up to an aggregate limit of $240,000, subject to certain exceptions, over the life of the Note (the “Cash Payment”). If the Company were to prepay the Note or the repayment of the Note was accelerated for certain reasons, the Company would still be required to remit either a portion or the full amount of the Cash Payment. The Company also agreed to pay Sigma a cash payment of $150,000 if the Company effectuates a dilutive issuance (as defined) while the Note is outstanding (the “Dilutive Cash Payment”). The Company determined that based on the make-whole features associated with the Cash Payment and the contingent make-whole features associated with the Dilutive Cash Payment, that these payments are required to be treated as derivative instruments in accordance with ASC 815. The value of these instruments was included in the value of the compound embedded derivative discussed above.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Stock-Based Compensation

The Snap Interactive, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “Plan”) permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, shares of performance stock, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the Plan is 7,500,000 shares, 100% of which may be issued pursuant to incentive stock options. As of March 31, 2015, there were 3,517,747 shares available for future issuance under the Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the three months ended March 31, 2015:

Three Months Ended March 31, 2015
Expected volatility	179.47%
Expected life of option	6.03
Risk free interest rate	1.72%
Expected dividend yield	0.00%

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

The following table summarizes stock option activity for the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price
Stock Options:
Outstanding at December 31, 2014	3,808,253	$0.55
Granted	398,000	0.23
Expired or canceled, during the period	-	-
Forfeited, during the period	(199,000)	0.27
Outstanding at March 31, 2015	4,007,253	0.53
Exercisable at March 31, 2015	2,341,896	$0.69

At March 31, 2015, the aggregate intrinsic value of stock options that were outstanding and exercisable was $0 and $0, respectively.  At March 31, 2014, the aggregate intrinsic value of stock options that were outstanding and exercisable was $20,000 and $0, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date. The aggregate fair value for the options granted during the three months ended March 31, 2015 was $88,604.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation expense relating to stock options was $24,092 and $47,654 during the three months ended March 31, 2015 and 2014, respectively.  The Company estimates potential forfeitures of stock awards and adjusts recorded stock-based compensation expense accordingly.  The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense that is recognized in future periods.

At March 31, 2015, there was $449,891 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.42 years.

Non-employee stock option activity described below is also included in the stock option activity summarized on the previous table. The following table summarizes non-employee stock option activity for the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price
Non-Employee Stock Options:
Outstanding at December 31, 2014	250,000	$0.81
Granted	25,000	0.20
Outstanding at March 31, 2015	275,000	0.75
Exercisable at March 31, 2015	250,000	$0.81

At March 31, 2015 and 2014, the aggregate intrinsic value of non-employee stock options that were outstanding and exercisable was $0 and $0, respectively.

Stock-based compensation expense relating to non-employee stock options was $3,036 and $804 during the three months ended March 31, 2015 and 2014, respectively. The aggregate fair value for the options granted during the three months ended March 31, 2015 was $3,791.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the three months ended March 31, 2015:

	Number of RSAs	Weighted Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at December 31, 2014	10,325,000	$0.56
Vested	-	-
Forfeited, during the period	-	-
Outstanding at March 31, 2015	10,325,000	$0.56

At March 31, 2015, there was $3,334,767 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 4.24 years.

Stock-based compensation expense relating to restricted stock awards was $205,771 and $174,822 for the three months ended March 31, 2015 and 2014, respectively.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-employee restricted stock award activity described below is also included in total restricted stock award activity summarized on the previous table.  The following table summarizes non-employee restricted stock award activity for the three months ended March 31, 2015:

	Number of RSAs	Weighted Average Grant Date Fair Value
Non-Employee Restricted Stock Awards:
Outstanding at December 31, 2014	1,075,000	$0.42
Vested	-	-
Outstanding at March 31, 2015	1,075,000	$0.42

At March 31, 2015, there was $164,732 of total unrecognized stock-based compensation expense related to non-employee unvested restricted stock awards, which is expected to be recognized over a weighted average period of 7.24 years.

Stock-based compensation expense relating to non-employee restricted stock awards was ($22,326) and $7,862 for the three months ended March 31, 2015 and 2014, respectively.

12. Common Stock Warrants

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

The Company has recorded a derivative liability on its Condensed Consolidated Balance Sheet at the end of each reporting period based on the estimated fair value of the warrants. The warrants are valued at the end of each reporting period with changes recorded as mark-to-market adjustment on derivative liability on the Company’s Condensed Consolidated Statement of Operations. The fair value of these warrants was $23,425 at March 31, 2015 and December 31, 2014, respectively, based on a model developed with the assistance of an independent third-party valuation expert. The gain on change in fair value of warrants on these warrants was $0 and $70,275 for the three months ended March 31, 2015 and March 31, 2014, respectively, and was not presented within loss from operations.

On February 13, 2015, the Company issued a warrant to each of Sigma II and Sigma to purchase up to 10,500,000 shares and 4,500,000 shares, respectively, of the Company’s common stock in connection with the issuance of the Note and the execution of the Advisory Agreement as previously disclosed in Note 10. The warrants were immediately exercisable on February 13, 2015 and expire on the earlier of (a) February 13, 2020 or (b) a change in control. The warrants have an exercise price of $0.35 per share, subject to certain adjustments, including reset adjustments to the exercise price if the Company issues securities at lower prices in the future, as disclosed in Note 5.

The Company has recorded a derivative liability on its Condensed Consolidated Balance Sheet at the end of each reporting period based on the estimated fair value of the warrants. The warrants are valued at the end of each reporting period with changes recorded as mark-to-market adjustment on derivative liability on the Company’s Condensed Consolidated Statement of Operations. The fair value of these warrants was $2,050,000 at March 31, 2015, based on a model developed with the assistance of an independent third-party valuation expert.

Warrant Equity

On May 20, 2014, the Company issued a warrant to purchase 25,000 shares of its common stock to Thomas Carrella in connection with the issuance of a promissory note.  The warrant has an exercise price equal to $0.32 per share and, if unexercised, expires on May 20, 2019.

The Company calculated the fair value of the warrant issued to Mr. Carrella using Black-Scholes option pricing model and recorded $4,750 of deferred financing costs related to the issuance of the warrant that was amortized over the term of the promissory note.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes warrant activity for the three months ended March 31, 2015:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants:
Outstanding at December 31, 2014	2,367,500	$2.48
Granted	15,000,000	0.35
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2015	17,367,500	0.64
Warrants exercisable at March 31, 2015	17,367,500	$0.64

13. Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed based upon the number of weighted average shares of common stock outstanding as defined by ASC Topic 260, Earnings Per Share. Diluted net loss per share of common stock includes the dilutive effects of stock options, warrants and stock equivalents. To the extent stock options, stock equivalents, shares underlying the convertible note and warrants are antidilutive, they are excluded from the calculation of diluted net loss per share of common stock. For the three months ended March 31, 2015, 46,699,753 shares issuable upon the conversion of the outstanding convertible note payable, the exercise of stock options and warrants, and unvested restricted stock awards were not included in the computation of diluted net loss per share because their inclusion would be antidilutive. For the three months ended March 31, 2014, 16,823,528 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted net loss per share because their inclusion would have been antidilutive.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share of common stock:

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net loss	$(1,219,179)	$(933,094)
Denominator:
Basic shares:
Weighted-average number of shares of common stock outstanding	39,413,824	39,142,548
Diluted shares:
Weighted-average number of shares used to compute basic net loss per share of common stock	39,413,824	39,142,548
Weighted-average number of shares used to compute diluted net loss per share of common stock	39,413,824	39,142,548

Net loss per share of common stock:
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.02)

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Commitments

Operating Lease Agreements

During 2013, the Company entered into a two-year service agreement with Equinix Operating Co., Inc. (“Equinix”) whereby Equinix agreed to provide certain products and services to the Company from January 2013 to January 2015. Pursuant to the service agreement, the Company agreed to pay monthly recurring fees in the amount of $8,450 and certain nonrecurring fees in the amount of $9,700. The agreement automatically renews for additional twelve month terms unless earlier terminated by either party. Hosting expense under this lease totaled $46,549 and $43,791 for the three months ended March 31, 2015 and 2014, respectively.

On February 4, 2015, the Company entered into a lease for office space located at 320 West 37th Street, 13th Floor, New York, NY 10018 and paid a security deposit in the amount of $200,659. The term of the lease runs until March 4, 2022. The Company’s monthly office rent payments under the lease will be approximately $25,000 per month for the first year of the term of the lease, which will escalate on an annual basis each year thereafter. Rent expense under this lease for the three months ended March 31, 2015 was $27,517.

Capital Lease Agreements

In October 2014, two HP lease agreements were canceled due to price negotiations and we entered into two new three-year lease agreements with HP for equipment and certain financed items. In December 2014, we cancelled our remaining operating lease agreements and entered into two additional three-year capital lease agreements with notes. The Company recognized these leases on its Condensed Consolidated Balance Sheets under capitalized lease obligations. Amortization for equipment under capital leases was $18,217 and $0 for the three months ended March 31, 2015 and 2014, respectively.

Other Agreements

In June 2014, the Company entered into a Membership Acquisition Agreement (the “Acquisition Agreement”) with Zoosk, Inc. (“Zoosk”) whereby it received an upfront payment of $500,000 in two installments in exchange for implementing certain integration features on the Company’s AYI.com website and application that advertise Zoosk during the term of the Acquisition Agreement. The Company was entitled to a payout for each person that registered with Zoosk through the integration features during the term of the Acquisition Agreement. The term of the Acquisition Agreement commenced on August 15, 2014 and ended on November 13, 2014. In 2014, the Company earned $170,835 under the Acquisition Agreement and recorded the remaining amount of $329,165 as advance repayment under accrued expenses and other current liabilities on its Condensed Consolidated Balance Sheet at December 31, 2014. During the three months ended March 31, 2015, the Company repaid $246,874 of the advance repayment. The remaining amount was paid on April 17, 2015.

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

On April 24, 2014, the Company issued a promissory note in the amount of $300,000 to a related party, Clifford Lerner, the Company’s president, chief executive officer and the chairman of the Company’s Board of Directors. The promissory note bears interest at the rate of nine percent (9%) per annum. On March 25, 2015, the promissory note was repaid in full.

16. Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2015, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2015 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K.  Aside from certain information as of December 31, 2014, all amounts herein are unaudited.  Unless the context otherwise indicates, references to “Snap,” “we,” “our,” “us” and the “Company” refer to Snap Interactive, Inc. and its subsidiary on a consolidated basis.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.”  Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” in the Form 10-K.

Overview

We provide leading online dating applications under AYI and The Grade brands that are native on Facebook, iOS and AndroidTM platforms and are also accessible on mobile devices and desktops at AYI.com. AYI was the #3 grossing application in the U.S. Lifestyle Category on Apple® App StoreSM in the United States as of May 13, 2015.  As of May 13, 2015, AYI had approximately 102,000 active subscribers which constituted a 1% increase in active subscribers since December 31, 2014. New subscription transactions for AYI for the three months ended March 31, 2015 increased 7% as compared to the three months ended December 31, 2014. As of May 13, 2015, we had more than 10 million swipes by users of The Grade.

Our AYI application is available to users and active subscribers. Our AYI application is extremely scalable and requires limited incremental operational cost to add users, active subscribers or new features catering to additional discrete audiences. We have experienced recent growth in the number of our active subscribers, as seen in the table below:

Recent Developments

Financing

On February 13, 2015, we closed a private placement of debt and equity securities for aggregate gross proceeds of $3,000,000. In connection with the private placement, we issued Sigma Opportunity Fund II, LLC (“Sigma II”) the following securities: (i) 350,000 shares of our common stock, (ii) a 12% Senior Secured Convertible Note (the “Note”) in the aggregate principal amount of $3,000,000 and (iii) a warrant to purchase up to 10,500,000 shares of our common stock. The warrant has an exercise price of $0.35 per share, subject to certain adjustments, and expires on the earlier of February 13, 2020 and a change in control.

Simultaneously with the closing of the private placement, we entered into an advisory services agreement (the “Advisory Agreement”) with Sigma Capital Advisors, LLC (“Sigma”) pursuant to which Sigma agreed to provide us with certain advisory and consulting services. As consideration for these services, we issued Sigma 150,000 shares of our common stock and a warrant to purchase up to 4,500,000 shares of our common stock. The warrant has an exercise price of $0.35 per share, subject to certain adjustments, and expires on the earlier of February 13, 2020 and a change in control. As long as the Note remains outstanding, we agreed to pay Sigma a monthly advisory fee of $10,000, up to an aggregate limit of $240,000, subject to certain exceptions.

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

Operational Highlights and Objectives

During the three months ended March 31, 2015, we executed key components of our objectives:

●	raised gross proceeds of $3,000,000 through a private placement of debt and equity securities;
●	launched a Spanish language version of the AYI Android application; and
●	increased user activity on “The Grade,” our new mobile dating application, exceeding a milestone of 8 million swipes.

For the near term, our business objectives include:

●	building a user community for AYI in one or more large foreign markets through language translation and other cultural adaptations;
●	building a recognizable brand for The Grade by expanding our user acquisition efforts;
●	reengaging inactive users in AYI’s large user database; and
●	appointing independent directors to our Board of Directors.

Sources of Revenue

AYI operates on a “freemium” model, whereby certain application features are free to all users and other features are only available to paid subscribers. We generate revenue primarily when users purchase a subscription to obtain unlimited messaging and certain other premium features. We also generate a small portion of our revenue through micro-transactions that allow users to access other premium features and advertisements on our AYI application.

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

Advertising. Our advertising revenue primarily consists of revenue from display ads. We generally reported our advertising revenue net of amounts due to agencies, brokers and counterparties. We recognize advertising revenue as earned on a click-through, impression, registration or subscription basis. When a user clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), registers for an external website via an advertisement clicks on or through our application (CPA basis), or clicks on an offer to subscribe to premium features on our application, the contract amount is recognized as revenue.

We also generate advertising revenue from advertising agreements with third parties. In June 2014, we entered into a Membership Acquisition Agreement (the “Acquisition Agreement”) with Zoosk, Inc. (“Zoosk”) whereby we received an upfront payment of $500,000 in two installments in exchange for implementing certain integration features on our AYI.com website and application that advertise Zoosk during the term of the Acquisition Agreement. We were entitled to a payout for each person that registered with Zoosk through the integration features during the term of the Acquisition Agreement. The term of the Acquisition Agreement commenced on August 15, 2014 and ended on November 13, 2014. In 2014, we earned $170,835 under the Acquisition Agreement and recorded the remaining amount of $329,165 as advance repayment under accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet. During the three months ended March 31, 2015, we repaid $246,874 of the advance repayment. The remaining amount was paid on April 17, 2015.

Costs and Expenses

Programming, hosting and technology.  Our programming, hosting and technology expense includes salary and stock-based compensation for our engineers and developers, data center, domain name and other hosting expenses, software licensing fees and various other technology related expenses.

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

Non-Operating Expenses

Change in fair value of derivative securities.  The conversion feature in the Note, our outstanding warrants, and certain interest make-whole instruments are considered derivative instruments that require liability classification and mark-to-market accounting.  Our derivative liability is marked-to-market at the end of each reporting period on our Condensed Consolidated Balance Sheets, with the changes in fair value reported in earnings on our Condensed Consolidated Statements of Operations. We have included the mark-to-market adjustment on derivative liability as a non-operating expense as we do not believe that it is indicative of our core operating results.

We use a custom model that, at each measurement date, calculates the fair value of the derivative liability using a Monte-Carlo style simulation that uses the following assumptions at each valuation date:  (i) closing common stock price, (ii) contractual exercise price, (iii) remaining contractual term, (iv) historical volatility of the common stock price, (v) an adjusted volatility that incorporates a 10% incremental discount rate premium (a reduction of the volatility estimate) to reflect the lack of marketability of the conversion feature in the Note and the warrants, (vi) risk-free interest rates that are commensurate with the term of the conversion feature in the Note and the warrants and (vii) management assessment of the probability of a change of control at various price points.

An increase or decrease in the fair value of the derivative liability will decrease or increase the amount of our earnings, respectively, separate from income or loss from operations.  The primary cause of the change in the fair value of the derivative liability is the value of our common stock. If our common stock price goes up, the value of these derivatives will generally increase and if our common stock price goes down, the value of these derivatives will generally decrease.

Key Metrics

Our management relies on certain performance indicators to manage and evaluate our business.  The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our advertising and marketing efforts and assess operational efficiencies.  We also discuss net cash used in operating activities under the ‟Results of Operations” and ‟Liquidity and Capital Resources” sections below. Active subscribers, bookings and Adjusted EBITDA are discussed below.

	Three Months Ended
	March 31,
	2015	2014
Active subscribers (at period end)	102,700	90,000
Bookings	$3,157,566	$3,400,158
Net cash used in operating activities	$1,052,770	$464,520
Net loss	$(1,219,179)	$(933,094)
Adjusted EBITDA	$(612,465)	$(739,504)
Adjusted EBITDA as percentage of total revenue	(19.2)%	(22.5)%

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

The following table presents a reconciliation of subscription revenue to bookings for each of the periods presented:

	Three Months Ended
	March 31,
	2015	2014
Reconciliation of Subscription Revenue to Bookings
Subscription revenue	$3,129,310	$3,139,020
Change in deferred subscription revenue	28,256	261,138
Bookings	$3,157,566	$3,400,158

Limitations of Bookings

Some limitations of bookings as a financial measure include that:

●	bookings does not reflect that we recognize subscription revenue from subscription fees and micro-transactions over the length of the subscription term or a two-month period, respectively; and
●	other companies, including companies in our industry, may calculate bookings differently or choose not to calculate bookings at all, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider bookings along with other financial performance measures, including total revenues, subscription revenue, deferred subscription revenue, net loss and our financial results presented in accordance with GAAP.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net loss adjusted to exclude interest income (expense), net, depreciation and amortization expense, gain (loss) on change in fair value of derivative liabilities, loss on disposal of fixed assets and stock-based compensation expense.

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

	Three Months Ended March 31,
	2015	2014
Reconciliation of Net loss to Adjusted EBITDA:
Net loss	$(1,219,179)	$(933,094)
Interest expense (income), net	236,404	(1,874)
Loss on disposal of fixed assets	79,628	—
Depreciation and amortization expense	60,819	43,263
Change in fair value of derivative liabilities	—	(70,275)
Stock-based compensation expense	229,863	222,476
Adjusted EBITDA	$(612,465)	$(739,504)

Results of Operations

The following table sets forth Condensed Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended
	March 31,
	2015	2014
Revenues	100.0%	100.0%
Costs and expenses:
Programming, hosting and technology expense	16.5%	28.6%
Compensation expense	23.1%	23.4%
Professional fees	7.4%	7.6%
Advertising and marketing expense	54.2%	44.7%
General and administrative expense	29.6%	26.2%
Total costs and expenses	130.8%	130.5%
Loss from operations	(30.8)%	(30.5)%
Interest income (expense), net	(7.4)%	0.1%
Change in fair value of derivative liabilities	—	2.1%
Loss before provision for income taxes	(38.3)%	(28.3)%
Provision for income taxes	—	—
Net loss	(38.3)%	(28.3)%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

Revenues decreased to $3,186,083 for the three months ended March 31, 2015, from $3,292,353 for the three months ended March 31, 2014. The decrease is mainly driven by a decrease in advertising revenue principally derived from the discontinuation of the Business Development Agreement (the “Business Development Agreement”) with Match.com, L.L.C. in 2014 and a slight decrease in subscription revenue due to an increase in chargebacks and refunds and unfavorable changes in exchange rates for international currencies.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the three months ended March 31, 2015 and the three months ended March 31, 2014, the decrease between those periods, the percentage decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31,				March 31,
	2015	2014	Decrease	% Decrease	2015	2014
Subscription revenue	$3,129,310	$3,139,020	$(9,710)	(0.3)%	98.2%	95.3%
Advertising revenue	56,773	153,333	(96,560)	(63.0)%	1.8%	4.7%
Total revenues	$3,186,083	$3,292,353	$(106,270)	(3.2)%	100.0%	100.0%

Subscription - The results for the three months ended March 31, 2015 reflect a decrease in subscription revenue of $9,710 or 0.3%, as compared to the three months ended March 31, 2014.  This slight decrease in subscription revenue for the three months ended March 31, 2015 was primarily due to higher chargebacks and refunds. Subscription revenue, not taking into account chargebacks and refunds, would have been 3% higher for the three months ended March 31, 2015 than the three months ended March 31, 2014. In addition, there was a negative impact to the year-over-year quarterly revenues resulting from unfavorable foreign exchange rates. Subscription revenue as a percentage of total revenue was 98.2% for the three months ended March 31, 2015, as compared to 95.3% for the three months ended March 31, 2014.

Advertising - The results for the three months ended March 31, 2015 reflect a decrease in advertising revenue of $96,560, or 63.0%, as compared to the three months ended March 31, 2014.  The decrease in advertising revenue resulted from the termination of the Business Development Agreement in August 2014. Advertising revenue as a percentage of total revenue was 1.8% for the three months ended March 31, 2015, as compared to 4.7% for the three months ended March 31, 2014.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2015 reflect a decrease in costs and expenses of $128,738, or 3.0%, as compared to the three months ended March 31, 2014. The following table presents our costs and expenses for the three months ended March 31, 2015 and 2014, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Three Months Ended			%
	March 31,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Programming, hosting and technology expense	$526,947	$942,411	$(415,464)	(44.1)%
Compensation expense	736,580	769,403	(32,823)	(4.3)%
Professional fees	234,633	250,155	(15,522)	(6.2)%
Advertising and marketing expense	1,726,097	1,472,210	253,887	17.2%
General and administrative expense	944,601	863,417	81,184	9.4%
Total costs and expenses	$4,168,858	$4,297,596	$(128,738)	(3.0)%

Programming, Hosting and Technology - The results for the three months ended March 31, 2015 reflect a decrease in programming, hosting and technology expense of $415,464 or 44.1%, as compared to the three months ended March 31, 2014.  The decrease in this expense for the three months ended March 31, 2015 was primarily driven by lower consulting expense and hosting expense, as well as reduced headcount.  Programming, hosting and technology expense as a percentage of total revenues was 16.5% for the three months ended March 31, 2015, as compared to 28.6% for the three months ended March 31, 2014.

Compensation - The results for the three months ended March 31, 2015 reflect a decrease in compensation expense, which excludes the cost of developers and programmers included in programming, hosting and technology expense above, of $32,823, or 4.3%, as compared to the three months ended March 31, 2014.  The decrease in compensation expense for the three months ended March 31, 2015 was primarily driven by decreased stock-based compensation expense and reduced headcount in management and support areas as compared to the comparable period in 2014. Compensation expense as a percentage of total revenues was 23.1% for the three months ended March 31, 2015, as compared to 23.4% for the three months ended March 31, 2014.

Professional fees - The results for the three months ended March 31, 2015 reflect a decrease in professional fees of $15,522, or 6.2%, as compared to the three months ended March 31, 2014.  The decrease in professional fees for the three months ended March 31, 2015 was primarily due to reduced accounting fees, offset by services incurred for support in an audit of use tax and legal expenses in connection with settlement of a patent infringement claim. Professional fees as a percentage of total revenues were 7.4% for the three months ended March 31, 2015, as compared to 7.6% for the three months ended March 31, 2014.

Advertising and Marketing - The results for the three months ended March 31, 2015 reflect an increase in advertising and marketing expense of $253,887, or 17.2%, as compared to the three months ended March 31, 2014.  The increase in advertising and marketing expense for the three months ended March 31, 2015, as compared to the prior year period, was primarily driven by an increase in the number and size of user acquisition campaigns as well as investments in new marketing opportunities.  Advertising and marketing expense as a percentage of total revenues was 54.2% for the three months ended March 31, 2015, as compared to 44.7% for the three months ended March 31, 2014.

General and Administrative - The results for the three months ended March 31, 2015 reflect an increase in general and administrative expense of $81,184, or 9.4%, as compared to the three months ended March 31, 2014.  The increase in general and administrative expense for the three months ended March 31, 2015, as compared to the comparable period in the prior year, was primarily driven by the loss on disposal of fixed assets, an increase in rent expense, resulting from the overlapping office leases during the relocation of our corporate office, a one-time legal settlement as well as a one-time use tax audit expense, offset by a decrease in third party server license expense and a decrease in investor relations related fees. General and administrative expense as a percentage of total revenues was 29.6% for the three months ended March 31, 2015, as compared to 26.2% for the three months ended March 31, 2014.

Non-Operating Income (Expense)

The following table presents the components of non-operating income (expense) for the three months ended March 31, 2015 and the three months ended March 31, 2014, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Three Months Ended			%
	March 31,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Interest (expense) income, net	$(236,404)	$1,874	$(238,278)	(12,714.9)%
Change in fair value of derivative liabilities	-	70,275	(70,275)	(100.0)%
Total non-operating income (expense)	$(236,404)	$72,149	$(308,553)	(427.7)%

Interest (expense) income, net

Interest expense, net for the three months ended March 31, 2015 was $236,404, a net increase of $238,278, or 12,714.9%, as compared to interest income, net of $1,874 for the three months ended March 31, 2014.  The increase of interest expense was mainly driven by the interest incurred and debt discount amortization related to the Note issued to Sigma II on February 13, 2015. Interest (expense) income, net represented (7.4)% and 0.1% of total revenues for the three months ended March 31, 2015 and 2014, respectively.

Change in fair value of derivative liabilities

Our derivative liability is mark-to-market at each reporting period, with changes in fair value reported in earnings. The mark-to-market gain of $0 for the three months ended March 31, 2015 and $70,275 for the three months ended March 31, 2014 represented the changes in fair value of the derivative liability during those periods. Loss on change in fair value of derivative liabilities represented 0.0% and 2.1% of total revenues for the three months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2015	2014
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(1,052,770)	$(464,520)
Net cash used in investing activities	(20,826)	(29,963)
Net cash provided by financing activities	2,263,017	—
Net increase (decrease) in cash and cash equivalents	$1,189,421	$(494,483)

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

As of March 31, 2015, we had $2,327,806 in cash and cash equivalents, as compared to cash and cash equivalents of $1,138,385 as of December 31, 2014.  Historically, our working capital has been generated through operations and equity offerings. If we grow and expand our operations, our need for working capital will increase. We intend to finance our business and growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

We have also incurred debt as a means of generating liquidity. During the three months ended March 31, 2015, we repaid in full two promissory notes in the aggregate principal amount of $400,000. As of March 31, 2015, the outstanding principal amount of our debt was $3,000,000, which consisted of the Note, which is discussed in more detail below.

Sigma II Note

On February 13, 2015, we issued the Note in the aggregate principal amount of $3,000,000 to Sigma II in a private placement. The Note bears interest at a rate of 12% per annum and matures on the earlier of February 13, 2017 or a change in control. During any time while the Note is outstanding, the outstanding principal balance of the Note, together with all accrued and unpaid interest, is convertible into shares of our common stock at the option of Sigma II at a conversion price of $0.20 per share, subject to certain adjustments. The Note requires us to maintain an aggregate cash balance of $1,350,000 million in our bank accounts or we will be required to make partial prepayments on the Note. If we fail to maintain this aggregate cash balance in our bank accounts for a thirty day period, we are required to make a $125,000 prepayment on the Note. For each subsequent calendar month that the aggregate cash balance in our bank accounts does not equal or exceed $1,500,000 million, we must make an additional $125,000 prepayment on the Note. Our obligations under the Note are secured by a first priority lien on all of our assets and property. The Note is secured by up to 65% of the outstanding capital stock and other equity interests of Snap Mobile Limited, our wholly owned subsidiary. Snap Mobile Limited is also a guarantor of the Note. We intend to use the proceeds from the private placement for general corporate purposes, including working capital.

Operating Activities

Net cash used in operating activities was $1,052,770 for the three months ended March 31, 2015, as compared to net cash used in operating activities of $464,520 for the three months ended March 31, 2014. This increase in net cash used in operating activities of $588,250 was a result of a significant decrease in our accrued expenses mainly driven by the one-time repayment of the advance under the Acquisition Agreement with Zoosk and an increase of security deposit in connection with the relocation of our corporate office. In addition, we had various non-recurring expenses during the first quarter including a legal settlement payment for a patent infringement claim and a use tax audit payment.

Significant items impacting cash flow in the three months ended March 31, 2015 included significant cash outlays relating to advertising and marketing expense, increases in programming, hosting and technology expense, professional fees and related benefits. These uses of cash were offset in part by collections in subscription revenue received during the period.

Significant items impacting cash flow in the three months ended March 31, 2014 included significant cash outlays relating to advertising and marketing expense. These uses of cash were offset in part by collections in subscription revenue received during the period.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2015 and 2014 were $20,826 and $29,963, respectively.  Cash used in investing activities included purchases of property and equipment totaling $26,192 and $3,730 during the three months ended March 31, 2015 and 2014, respectively. These purchases consisted primarily of computers and office furniture during the periods. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2015 and 2014 was $2,263,017 and $0, respectively.

The increase relates to the issuance of the Note in the aggregate principal amount of $3,000,000 to Sigma II during the three months ended March 31, 2015, which was partially offset by the repayment of two promissory notes in the aggregate principal amount of $400,000 and payments for our capital lease obligations.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

On February 4, 2015, the Company entered into a lease for office space located at 320 West 37th Street, 13th Floor, New York, NY 10018 and paid a security deposit in the amount of $200,659. The term of the lease runs until March 4, 2022. The Company’s monthly office rent payments under the lease will be approximately $25,000 per month for the first year of the term of the lease, which will escalate on an annual basis each year thereafter.

Recently Adopted Accounting Pronouncements

None.

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

During the three months ended March 31, 2015, there were no material changes to our significant accounting policies from those contained in the Form 10-K, except for the following:

Significant Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates relied upon in preparing these financial statements include the provision for future credit card chargebacks and refunds on subscription revenue, estimates used to determine the fair value of our common stock, stock options, non-cash capital stock issuances, stock-based compensation, derivative instruments, debt discounts, conversion features and common stock warrants, collectability of our accounts receivable and the valuation allowance on deferred tax assets.  Management evaluates these estimates on an ongoing basis.  Changes in estimates are recorded in the period in which they become known. We base estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates.

Convertible Instruments

The Company evaluates and bifurcates conversion options from their host instruments and accounts for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional as that term is described under applicable GAAP.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We classify common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give us a choice of net-cash settlement or settlement shares of our common stock (physical settlement or net-share settlement). We classify any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control, (ii) give the counterparty a choice of net-cash settlement or settlement in shares of our common stock (physical settlement or net-share settlement) or (iii) contain reset provisions as either an asset or a liability. We assess classification of our freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. We determined that certain freestanding derivatives, including the embedded conversion feature and warrants issued in connection with the private placement completed in February of 2015 (See Note 10 in the Notes to the Condensed Consolidated Financial Statements) contained reset provisions and have been classified as derivative liabilities as more fully described in Note 5 to the Condensed Consolidated Financial Statements.

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

Based on the evaluation as of March 31, 2015, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of March 31, 2015, the Company determined that the following items constituted a material weakness:

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 22, 2014, Emmanuel C. Gonzales filed a complaint against us in the United States District Court for the Eastern District of Texas (Case No. 2:14-cv-992). The complaint alleged that we infringed upon several of the plaintiff’s patents by, among other things, allowing subscribers to create a list containing specific qualities attributable to such subscriber that is converted into a digital label and stored in a searchable database for AYI.com (U.S. Patent No. 7,558,807), encoding data about individual subscribers in the form of labels and providing search functionality based upon those labels for AYI.com (U.S. Patent No. 7,647,339), gathering data relating to online content from the owner of the content, including individual subscribers, and creating and storing digital labels for such data in a searchable database for AYI.com (U.S. Patent No. 7,873,665), encoding data about individual subscribers in the form of labels and provide search and edit functionality for AYI.com (U.S. Patent No. 8,065,333), encoding personal preference labels and limiting accessibility of information based upon such labels for AYI.com (U.S. Patent No. 8,296,325).

On March 9, 2015, we entered into a Settlement and Covenant Not to Sue (the “Settlement Agreement”) with Mr. Gonzalez to settle the alleged patent infringement claims. Mr. Gonzalez’s lawsuit was subsequently dismissed on March 18, 2015.

Other than as set forth above, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A.  Risk Factors” in the Form 10-K.  For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 13, 2015, we issued the following securities to Sigma II in a private placement: (i) 350,000 shares of our common stock, (ii) the Note in the aggregate principal amount of $3,000,000 and (iii) a warrant to purchase up to 10,500,00 shares of our common stock. The warrant has an exercise price equal to $0.35 per share of common stock underlying the warrant and, if unexercised, expires on the earlier of February 13, 2020 and a change in control. The issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder as a transaction by an issuer not involving a public offering.

On February 13, 2015, we issued the following securities to Sigma as consideration for advisory and consulting services: (i) 150,000 shares of our common stock and (ii) a warrant to purchase up to 4,500,000 shares of our common stock. The warrant has an exercise price of $0.35 per share of common stock underlying the warrant and, if unexercised, expires on the earlier of February 13, 2020 and a change in control. The issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed on February 11, 2011 by the Company with the SEC).
3.2	Certificate of Amendment of Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of the Company filed on February 11, 2011 by the Company with the SEC).
3.3	Amended and Restated By-Laws of Snap Interactive, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on April 25, 2012 by the Company with the SEC).
10.1	Securities Purchase Agreement, dated February 13, 2015, by and between Snap Interactive, Inc. and the signatories thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 20, 2015 by the Company with the SEC).
10.2	Form of Senior Secured Convertible Note issued February 13, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on February 20, 2015 by the Company with the SEC).
10.3	Form of Common Stock Purchase Warrant issued February 13, 2015 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on February 20, 2015 by the Company with the SEC).
10.4	Security Agreement, dated February 13, 2015, by and between Snap Interactive, Inc., SNAP Mobile Limited and Sigma Opportunity Fund II, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on February 20, 2015 by the Company with the SEC).
10.5	Subsidiary Guarantee, dated February 13, 2015, by SNAP Mobile Limited, in favor of Sigma Opportunity Fund II, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company filed on February 20, 2015 by the Company with the SEC).
10.6	Advisory Services Agreement, dated February 13, 2015, by and between Snap Interactive, Inc. and Sigma Capital Advisors, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Company filed on February 20, 2015 by the Company with the SEC).
10.7	Amendment to Promissory Note, effective January 24, 2015, by and between Snap Interactive, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of the Company filed on March 5, 2015 by the Company with the SEC).
10.8	Agreement of Lease, dated February 4, 2015 by and between Snap Interactive, Inc. and 320 W 37 LLC (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of the Company filed on March 5, 2015 by the Company with the SEC).
10.9	First Amendment to Executive Employment Agreement, effective as of March 19, 2015, by and between Snap Interactive, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 25, 2015 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*    Filed herewith.

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

SNAP INTERACTIVE, INC.

Date: May 15, 2015	By:	/s/ Clifford Lerner
Clifford Lerner President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2015	By:	/s/ Alexander Harrington
Alexander Harrington Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

