Form 10-Q
period 2015-06-30
Snap Interactive, Inc
filed 2015-08-13
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2015
Common Stock, par value $0.001 per share	39,682,826*

 *Excludes 10,325,000 shares of unvested restricted stock.

 SNAP INTERACTIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties.  Words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “began,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements.  All forward-looking statements speak only as of the date on which they are made.  Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to generate and sustain increased revenue levels and achieve profitability in the future;
●	our ability to maintain good relationships with Apple Inc., Facebook, Inc. and Google Inc.;
●	our reliance on our executive officers;
●	the intense competition in the online dating industry;
●	our ability to release new applications or derive revenue from new applications such as The Grade;
●	our reliance on a small percentage of our total users for substantially all of our revenue;
●	our ability to develop, establish and maintain a strong brand;
●	our ability to update our applications to respond to the trends and preferences of online dating consumers;
●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;
●	our ability to develop and market new technologies to respond to rapid technological changes;
●	our ability to effectively manage our headcount, including attracting and retaining qualified employees;
●	our ability to generate subscribers through advertising and marketing agreements with third party advertising and marketing providers;
●	our heavy reliance on the Facebook platform to run our application and Facebook Inc.’s ability to discontinue, limit or restrict access to its platform by us or our applications, change its terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develops applications or features that compete with our applications;
●	our reliance on third party email service providers for delivery of email campaigns to convert users to subscribers and to retain subscribers;
●	our ability to manage our affiliate marketers’ compliance with internal brand standards or state and federal marketing laws and regulations;
●	our reliance in internal systems to maintain and control marketing expenditures and corresponding return on investments;
●	the effect of an interruption or failure of our data center, programming code, servers or technological infrastructure;
●	the effect of security breaches, computer viruses and computer hacking attacks;
●	our ability to comply with laws and regulations regarding privacy and protection of user data;
●	our reliance upon credit card processors and related merchant account approvals;
●	governmental regulation or taxation of the online dating or the Internet industries;
●	the impact of any claim that we have infringed on intellectual property rights of others;
●	our ability to protect our intellectual property rights;
●	the risk that we might be deemed a “dating service” or an “Internet dating service” under various state regulations;
●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;
●	our ability to manage or mitigate adverse changes in foreign currency exchange rates relating to international bookings;
●	our ability to obtain additional capital or financing to execute our business plan; and
●	our ability to repay indebtedness or maintain minimum cash balances required by our agreements governing our indebtedness.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,914,728	$1,138,385
Credit card holdback receivable	229,160	648,759
Accounts receivable, net of allowances and reserves of $59,038 and $42,533, respectively	264,341	221,128
Short term security deposits	-	115,104
Prepaid expense and other current assets	114,961	93,542
Total current assets	2,523,190	2,216,918
Fixed assets and intangible assets, net	418,494	563,123
Notes receivable	79,800	78,520
Long term security deposits	335,659	135,000
Investments	200,000	200,000
Total assets	$3,557,143	$3,193,561

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$896,914	$1,074,345
Accrued expenses and other current liabilities	360,644	1,062,836
Notes payable	-	400,000
Deferred subscription revenue	1,822,872	1,952,075
Deferred advertising revenue	-	13,427
Total current liabilities	3,080,430	4,502,683
Deferred rent, net of current portion	59,904	-
Convertible note payable, net of discount	1,023,020	-
Derivative liabilities	1,703,425	23,425
Capital lease obligations, net of current portion	113,676	149,055
Total liabilities	5,980,455	4,675,163
Commitments and Contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,007,826 and 49,507,826 shares issued, respectively, and 39,682,826 and 39,182,826 shares outstanding, respectively	39,683	39,183
Additional paid-in capital	12,394,444	11,858,489
Accumulated deficit	(14,857,439)	(13,379,274)
Total stockholders' equity (deficit)	(2,423,312)	(1,481,602)
Total liabilities and stockholders' equity (deficit)	$3,557,143	$3,193,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Subscription revenue	$3,075,868	$3,151,002	$6,205,178	$6,290,022
Advertising revenue	112,671	299,008	169,444	452,341
Total revenues	3,188,539	3,450,010	6,374,622	6,742,363
Costs and expenses:
Programming, hosting and technology expense	477,486	669,795	1,004,433	1,612,206
Compensation expense	777,116	864,859	1,513,696	1,634,262
Professional fees	176,728	262,876	411,361	513,031
Advertising and marketing expense	1,338,070	1,110,726	3,064,167	2,582,937
General and administrative expense	657,514	795,854	1,602,115	1,659,272
Total costs and expenses	3,426,914	3,704,110	7,595,772	8,001,708
Loss from operations	(238,375)	(254,100)	(1,221,150)	(1,259,345)
Interest expense, net	(430,611)	(5,578)	(667,015)	(3,705)
Change in fair value of derivative liabilities	410,000	-	410,000	70,275
Loss before provision for income taxes	(258,986)	(259,678)	(1,478,165)	(1,192,775)
Provision for income taxes	-	-	-	-
Net loss	$(258,986)	$(259,678)	$(1,478,165)	$(1,192,775)

Net loss per share of common stock:
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)
Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic and diluted	39,682,826	39,152,713	39,550,411	39,155,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Additional		Stockholders’
	Common Stock		Paid-	Accumulated	Equity
	Shares	Amount	in Capital	Deficit	(Deficit)
Balance at December 31, 2014	39,182,826	$39,183	$11,858,489	$(13,379,274)	$(1,481,602)
Common stock issued in connection with Securities Purchase Agreement	350,000	350	(350)	-	-
Common stock issued in connection with Advisory Services Agreement	150,000	150	29,850	-	30,000
Stock-based compensation expense for restricted stock awards	-	-	436,049	-	436,049
Stock-based compensation expense for stock options	-	-	70,406	-	70,406
Net loss	-	-	-	(1,478,165)	(1,478,165)
Balance at June 30, 2015	39,682,826	$39,683	$12,394,444	$(14,857,439)	$(2,423,312)

The accompanying notes are an integral part of these condensed consolidated financial statements

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,478,165)	$(1,192,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96,007	86,873
Stock-based compensation expense	506,455	494,712
Loss on disposal of fixed assets	79,628	-
Amortization of debt issuance cost	60,198	-
Amortization of debt discount	397,863	-
Change in fair value of derivative liabilities	(410,000)	(70,275)
Changes in operating assets and liabilities:
Restricted cash	-	104,893
Credit card holdback receivable	419,599	(453,752)
Accounts receivable	(43,213)	108,489
Security deposits	(85,555)	-
Prepaid expenses and other current assets	(22,210)	(13,303)
Accounts payable, accrued expenses and other current liabilities	(873,646)	(89,913)
Deferred rent	49,027	(19,306)
Deferred subscription revenue	(129,203)	131,996
Deferred advertising revenue	(13,427)	146,667
Net cash used in operating activities	(1,446,642)	(765,694)
Cash flows from investing activities:
Purchase of property and equipment	(37,007)	(3,731)
Proceeds from sale of fixed assets	6,000	-
Purchase of non-marketable equity securities	-	(50,000)
Issuance to employees of note receivable and accrued interest	(1,280)	-
Notes receivable	-	47,818
Net cash used in investing activities	(32,287)	(5,913)
Cash flows from financing activities:
Payments of capital lease obligations	(30,479)	-
(Repayment of) proceeds from promissory notes	(400,000)	400,000
Payment of financing costs	(314,249)	-
Proceeds from issuance of promissory notes	3,000,000	-
Net cash provided by financing activities	2,255,272	400,000
Net increase (decrease) in cash and cash equivalents	776,343	(371,607)
Balance of cash and cash equivalents at beginning of period	1,138,385	927,352
Balance of cash and cash equivalents at end of period	$1,914,728	$555,745
Supplemental disclosure of cash flow information:
Cash paid in interest and taxes	$90,000	$-

Non-cash investing and financing activities:
Compound embedded derivative under the Note and Securities Purchase Agreement recorded as derivative liabilities (See Note 5)	$1,748,000	$-
Warrants issued under the Advisory Services Agreement as additional consideration for the Note and recorded as derivative liabilities (See Note 5)	$342,000	$-
Warrants issued for debt issuance costs	$-	$4,750
Common stock issued under the Advisory Services Agreement as additional consideration for the Note	$30,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include Snap Interactive, Inc. and its wholly owned subsidiary, Snap Mobile Limited (collectively, the “Company”). The Company was organized to operate an online dating application and a stand-alone website. The condensed consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The Company has not included certain information normally included in annual financial statements pursuant to those rules and regulations, although it believes that the disclosure included herein is adequate to make the information presented not misleading.

The condensed consolidated financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), filed with the SEC on March 5, 2015.

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated financial condition, results of operations, cash flows and changes in the stockholders’ equity (deficit) of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results and the results for the three and six months ended June 30, 2015 are not necessarily indicative of results for the year ending December 31, 2015, or for any other period.

2. Summary of Significant Accounting Policies

During the three and six months ended June 30, 2015, there were no material changes to the Company’s significant accounting policies from those disclosed in the Form 10-K, except for the following:

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

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement in common stock or (ii) give the Company a choice of net-cash settlement or settlement in common stock (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in common stock (physical settlement or net-share settlement) or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that certain freestanding derivatives, including the conversion feature embedded in the 12% Senior Secured Convertible Note (the “Note”) and warrants issued under the Securities Purchase Agreement (the “Securities Purchase Agreement”), dated as of February 13, 2015, by and between the Company and Sigma Opportunity Fund II, LLC (“Sigma II”), contained reset provisions and have been classified as derivative liabilities as more fully described in Note 5.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03 (“ASU 2015-03”), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company has elected to early-adopt ASU 2015-03 in connection with the issuance of these condensed consolidated financial statements, and, as a result, recorded the $314,249 of offering costs incurred in connection with the issuance of the Note as a debt discount on the date the Note was issued that will be amortized over the term of the Note.

3. Accounts Receivable, Net

Accounts receivable, net consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Accounts receivable	$323,379	$263,661
Less: reserve for future chargebacks	(59,038)	(42,533)
Total accounts receivable, net	$264,341	$221,128

Credit card payments for subscriptions and micro-transactions typically settle several days after the date of purchase. The amount of unsettled transactions due from credit card payment processors was $129,941 as of June 30, 2015, as compared to $135,535 as of December 31, 2014. The amount of accounts receivable due from Apple Inc. was $117,446, or 51.3% of the Company’s accounts receivable, as of June 30, 2015, compared to $116,427, or 52.6% of the Company’s accounts receivable, as of December 31, 2014.

4. Security Deposits

In October 2014, the Company issued a $135,000 security deposit which replaced the previous letter of credit as part of the new capital lease obligations for equipment with Hewlett Packard Financial Services Company (“HP”). The Company recorded $135,000 under long-term security deposits on its Condensed Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014.

In February 2015, the Company issued $200,659 as a security deposit as part of the new office rent lease (see Note 14). The Company recorded the $200,659 under long-term security deposits on its Condensed Consolidated Balance Sheet as of June 30, 2015.

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

●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes the liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liabilities	$-	$-	$933,425	$933,425
Compound embedded derivative	-	-	770,000	770,000
Total derivative liabilities	$-	$-	$1,703,425	$1,703,425

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liability	$-	$-	$23,425	$23,425
Total derivative liability	$-	$-	$23,425	$23,425

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

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. The common stock purchase warrants and the conversion feature embedded in the Note do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at a lower price in the future. In addition, the Company issued warrants to purchase common stock in January 2011 in conjunction with an equity financing.  In accordance with Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity, the fair value of these warrants is classified as a liability on the Company’s Condensed Consolidated Balance Sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders. In addition, the Company entered into an Advisory Services Agreement (the “Advisory Agreement”), dated as of February 13, 2015, by and between the Company and Sigma Capital Advisors, LLC (“Sigma”), that contains certain provisions whereby the Company will be required to make certain make-whole cash payments to the holder of the Note payable upon the occurrence of certain future events, as more fully described in Note 10. Such instruments do not have fixed settlement provisions and have also been recorded as derivative liabilities. Corresponding changes in the fair value of the derivative liabilities are recognized in earnings on the Company’s Condensed Consolidated Statements of Operations in each subsequent period.

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

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the warrant liabilities as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Stock price	$0.17	$0.20
Weighted average strike price	$0.64	$2.50
Remaining contractual term (years)	1.6	1.1
Volatility	100.0%	125.7%
Risk-free rate	0.5%	0.3%
Dividend yield	0.0%	0.0%

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the conversion feature liability as of June 30, 2015:

June 30,
2015
(Unaudited)
Stock price	$0.17
Strike price	$0.20
Remaining contractual term (years)	1.6
Volatility	95.0%
Risk-free rate	0.6%
Dividend yield	0.0%

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

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning balance	$2,113,426	$23,425	$23,425	$140,550
Fair value of derivatives issued	-	-	2,090,000	-
Change in fair value of derivative liabilities	(410,000)	-	(410,000)	(117,125)
Ending balance	$1,703,426	$23,425	$1,703,425	$23,425

6. Fixed Assets and Intangible Assets, Net

Fixed assets and intangible assets, net consisted of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Computer equipment	$234,858	$256,610
Furniture and fixtures	98,160	142,856
Leasehold improvements	20,333	382,376
Software	10,968	10,968
Website domain name	124,938	124,938
Website costs	40,500	40,500
Equipment under capital leases	218,605	218,605
Total fixed assets	748,362	1,176,853
Less: Accumulated depreciation and amortization	(329,868)	(613,730)
Total fixed assets and intangible assets, net	$418,494	$563,123

Depreciation and amortization expense for the three and six months ended June 30, 2015 was $35,188 and $96,007, respectively, as compared to $43,610 and $86,873 for the three and six months ended June 30, 2014, respectively. The Company only holds fixed assets in the United States.

During March 2015, the Company disposed of fixed assets, primarily consisting of leasehold improvements and furniture and fixtures, in connection with the relocation of the Company’s corporate headquarters. The net loss on the disposal of the fixed assets for the six months ended June 30, 2015 was $79,628.

7. Notes Receivable

At June 30, 2015, the Company had notes receivable due in the aggregate amount of $79,800 from two former employees.  The employees issued the notes to the Company since the Company paid taxes for stock-based compensation on these employees’ behalf in 2011 and 2012.  The outstanding amounts under the notes are secured by pledged stock certificates and are due at various times during 2021-2023.  Interest accrues on these notes at rates ranging from 2.80% to 3.57% per annum.

8. Income Taxes

The Company had no income tax benefit or provision for the six months ended June 30, 2015 and 2014.  Since the Company incurred a net loss for the six months ended June 30, 2015 and 2014, there was no income tax expense for either period.  Increases in deferred tax balances have been offset by a valuation allowance and have no impact on the Company’s deferred income tax provision.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Compensation and benefits	$199,625	$360,515
Deferred rent	-	10,877
Professional fees	74,707	254,807
Repayment of advertising agreement advance	-	329,165
Other accrued expenses	86,312	107,472
Total accrued expenses and other current liabilities	$360,644	$1,062,836

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

Securities Purchase Agreement

On February 13, 2015, pursuant to the Securities Purchase Agreement, the Company closed a private placement of debt and equity securities for aggregate gross proceeds of $3,000,000. In connection with the Securities Purchase Agreement, the Company issued Sigma II (i) 350,000 shares of the Company’s common stock, (ii) the Note in the aggregate principal amount of $3,000,000 and (iii) a warrant to purchase up to 10,500,000 shares of the Company’s common stock. The Company incurred financing costs of $314,249 in connection with the Securities Purchase Agreement that will be amortized over the term of the Note. Amortization for the deferred financing cost was $39,174 and $59,406 for the three and six months ended June 30, 2015, respectively.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Note contains a compound embedded derivative consisting of an embedded conversion feature and interest make-whole provisions and was accounted for as a derivative liability with an aggregate fair value of $950,000. In addition, the fair value of the warrants was $798,000 and was also required to be accounted for as a derivative liability. Both instruments were also recorded as debt discounts on the date the Note was issued. The Company is amortizing the debt discount using the effective interest method over the life of the Note, which is two years. Contractual interest expense under the Note incurred for the three and six months ended June 30, 2015 was $90,000 and $136,000, respectively.

Simultaneously with the closing of the private placement, the Company entered into the Advisory Agreement with Sigma pursuant to which Sigma agreed to provide the Company with certain advisory and consulting services. In connection with the Advisory Agreement, the Company issued Sigma 150,000 shares of the Company’s common stock and a warrant to purchase up to 4,500,000 shares of the Company’s common stock. Both the shares of common stock and the warrant issued were fully vested and non-forfeitable on the date that the Advisory Agreement was entered into. Based on the terms of the Advisory Agreement and the criteria outlined in ASC 505-50, Equity-Based Payments to Non-Employees, the Company determined that the common stock and warrants issued were additional consideration provided to Sigma in connection with the issuance of the Note. As a result, the Company recorded the grant date fair value of the common stock and warrants of $30,000 and $342,000, respectively, as debt discounts on the accompanying Condensed Consolidated Balance Sheet.

In addition to the issuance of common stock and warrants under the Advisory Agreement, the Company also agreed to pay Sigma a monthly advisory fee of $10,000, up to an aggregate limit of $240,000, subject to certain exceptions, over the life of the Note (the “Cash Payment”). If the Company were to prepay the Note or the repayment of the Note was accelerated for certain reasons, the Company would still be required to remit either a portion or the full amount of the Cash Payment. The Company also agreed to pay Sigma a cash payment of $150,000 if the Company effectuates a dilutive issuance (as defined) while the Note is outstanding (the “Dilutive Cash Payment”). The Company determined that, based on the make-whole features associated with the Cash Payment and the contingent make-whole features associated with the Dilutive Cash Payment, that these payments are required to be treated as derivative instruments in accordance with ASC 815. The fair value of these instruments was included in the value of the compound embedded derivative discussed above.

Amortization expense relating to the debt discount for the three and six months ended June 30, 2015 was $264,274 and $397,863, respectively, which is included as interest expense on the accompanying Condensed Consolidated Statements of Operations.

11. Stock-Based Compensation

The Snap Interactive, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “Plan”) permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, shares of performance stock, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the Plan is 7,500,000 shares, 100% of which may be issued pursuant to incentive stock options. As of June 30, 2015, there were 3,495,272 shares available for future issuance under the Plan.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the six months ended June 30, 2015:

Six Months Ended June 30, 2015
Expected volatility	182.84%
Expected life of option	6.17
Risk free interest rate	1.76%
Expected dividend yield	0%

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

The following table summarizes stock option activity for the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price
Stock Options:
Outstanding at December 31, 2014	3,808,253	$0.55
Granted	508,000	0.22
Expired or canceled, during the period	–	–
Forfeited, during the period	(286,525)	0.28
Outstanding at June 30, 2015	4,029,728	0.53
Exercisable at June 30, 2015	2,412,398	$0.68

At June 30, 2015, the aggregate intrinsic value of stock options that were outstanding and exercisable was $0 and $0, respectively.  At June 30, 2014, the aggregate intrinsic value of stock options that were outstanding and exercisable was $0 and $3,150, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date. The aggregate fair value for the options granted during the six months ended June 30, 2015 was $89,158.

Stock-based compensation expense relating to stock options for the three and six months ended June 30, 2015 was $46,313 and $70,406, respectively, as compared to $28,379 and $76,033 for the three and six months ended June 30, 2014, respectively. The Company estimates potential forfeitures of stock awards and adjusts recorded stock-based compensation expense accordingly.  The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense that is recognized in future periods.

At June 30, 2015, there was $419,557 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.23 years.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-employee stock option activity described below is also included in the stock option activity summarized on the previous table. The following table summarizes non-employee stock option activity for the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price
Non-Employee Stock Options:
Outstanding at December 31, 2014	250,000	$0.81
Granted	25,000	0.20
Outstanding at June 30, 2015	275,000	0.75
Exercisable at June 30, 2015	250,000	$0.81

At June 30, 2015 and 2014, the aggregate intrinsic value of non-employee stock options that were outstanding and exercisable was $0 and $0, respectively.

Stock-based compensation expense relating to non-employee stock options for the three and six months ended June 30, 2015 was $1,378 and $4,414, respectively, as compared to $2,401 and $3,205 for the three and six months ended June 30, 2014, respectively.

The aggregate fair value for the options granted during the six months ended June 30, 2015 was $2,928.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the six months ended June 30, 2015:

	Number of RSAs	Weighted Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at December 31, 2014	10,325,000	$0.56
Vested	–	–
Forfeited, during the period	–	–
Outstanding at June 30, 2015	10,325,000	$0.56

On June 30, 2015, there was $3,084,580 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 4.00 years.

Stock-based compensation expense relating to restricted stock awards for the three and six months ended June 30, 2015 was $230,279 and $436,049, respectively, as compared to $243,857 and $418,679 for the three and six months ended June 30, 2014, respectively.

Non-employee restricted stock award activity described below is also included in total restricted stock award activity summarized on the previous table.  The following table summarizes non-employee restricted stock award activity for the six months ended June 30, 2015:

	Number of RSAs	Weighted Average Grant Date Fair Value
Non-Employee Restricted Stock Awards:
Outstanding at December 31, 2014	1,075,000	$0.42
Vested	–	–
Outstanding at June 30, 2015	1,075,000	$0.42

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 30, 2015, there was $145,176 of total unrecognized stock-based compensation expense related to non-employee unvested restricted stock awards, which is expected to be recognized over a weighted average period of 6.86 years.

Stock-based compensation expense relating to non-employee restricted stock awards for the three and six months ended June 30, 2015 was ($352) and ($22,678), respectively, as compared to $13,227 and $5,365 for the three and six months ended June 30, 2014, respectively.

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

The Company has recorded a derivative liability on its Condensed Consolidated Balance Sheet at the end of each reporting period based on the estimated fair value of the warrants. The warrants are valued at the end of each reporting period with changes recorded as marked-to-market adjustment on derivative liability on the Company’s Condensed Consolidated Statements of Operations. The fair value of these warrants was $23,425 on June 30, 2015 and December 31, 2014, based on a model developed with the assistance of an independent third-party valuation expert. The gain on change in fair value of these warrants was $0 and $0 for the three months ended June 30, 2015 and 2014, respectively, and $0 and $70,275 for the six months ended June 30, 2015 and 2014, respectively, and was not presented within loss from operations.

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

The Company has recorded a derivative liability on its Condensed Consolidated Balance Sheet at the end of each reporting period based on the estimated fair value of the warrants. The warrants are valued at the end of each reporting period with changes recorded as marked-to-market adjustment on derivative liability on the Company’s Condensed Consolidated Statements of Operations. The fair value of these warrants was $933,425 on June 30, 2015, based on a model developed with the assistance of an independent third-party valuation expert.

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

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes warrant activity for the six months ended June 30, 2015:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants:
Outstanding at December 31, 2014	2,367,500	$2.48
Granted	15,000,000	0.35
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2015	17,367,500	0.64
Warrants exercisable at June 30, 2015	17,367,500	$0.64

13. Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed based upon the number of weighted average shares of common stock outstanding as defined by ASC Topic 260, Earnings Per Share. Diluted net loss per share of common stock includes the dilutive effects of stock options, warrants and stock equivalents. To the extent stock options, stock equivalents, shares underlying the Note and warrants are antidilutive, they are excluded from the calculation of diluted net loss per share of common stock. For the three and six months ended June 30, 2015, 46,722,228 shares issuable upon the conversion of the Note payable, the exercise of stock options and warrants, and unvested restricted stock awards were not included in the computation of diluted net loss per share because their inclusion would be antidilutive. For the three and six months ended June 30, 2014, 16,917,278 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted net loss per share because their inclusion would have been antidilutive.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share of common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(258,986)	$(259,678)	$(1,478,165)	$(1,192,775)
Denominator:
Basic shares:
Weighted-average number of shares of common stock outstanding	39,682,826	39,152,713	39,550,411	39,155,340
Diluted shares:
Weighted-average number of shares used to compute basic net loss per share of common stock	39,682,826	39,152,713	39,550,411	39,155,340
Weighted-average number of shares used to compute diluted net loss per share of common stock	39,682,826	39,152,713	39,550,411	39,155,340

Net loss per share of common stock:
Basic	$(0.01)	$(0.01)	$(0.04)	$(0.03)
Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Commitments

Operating Lease Agreements

During 2013, the Company entered into a two-year service agreement with Equinix Operating Co., Inc. (“Equinix”) whereby Equinix agreed to provide certain products and services to the Company from January 2013 to January 2015. Pursuant to the service agreement, the Company agreed to pay monthly recurring fees in the amount of $8,450 and certain nonrecurring fees in the amount of $9,700. The agreement automatically renews for additional twelve month terms unless earlier terminated by either party. Hosting expense under this lease for the three and six months ended June 30, 2015 was $46,699 and $93,248, respectively, as compared to $44,465 and $88,256 for the three and six months ended June 30, 2014, respectively.

On February 4, 2015, the Company entered into a lease for office space located at 320 West 37th Street, 13th Floor, New York, NY 10018 and paid a security deposit in the amount of $200,659. The term of the lease runs until March 4, 2022. The Company’s monthly office rent payments under the lease will be approximately $25,000 per month for the first year of the term of the lease, which will escalate on an annual basis each year thereafter. Rent expense under this lease for the three and six months ended June 30, 2015 was $82,552 and $110,069, respectively.

Capital Lease Agreements

In October 2014, two HP lease agreements were canceled due to price negotiations and we entered into two new three-year lease agreements with HP for equipment and certain financed items. In December 2014, we cancelled our remaining operating lease agreements and entered into two additional three-year capital lease agreements with notes. The Company recognized these leases on its Condensed Consolidated Balance Sheets under capitalized lease obligations. Amortization for equipment under capital leases was $18,217 and $36,434 for the three and six months ended June 30, 2015, respectively.

Other Agreements

In June 2014, the Company entered into a Membership Acquisition Agreement (the “Acquisition Agreement”) with Zoosk, Inc. (“Zoosk”) whereby it received an upfront payment of $500,000 in two installments in exchange for implementing certain integration features on the Company’s AYI.com website and application that advertise Zoosk during the term of the Acquisition Agreement. The Company was entitled to a payout for each person that registered with Zoosk through the integration features during the term of the Acquisition Agreement. The term of the Acquisition Agreement commenced on August 15, 2014 and ended on November 13, 2014. In 2014, the Company earned $170,835 under the Acquisition Agreement and recorded the remaining amount of $329,165 as an advance repayment under accrued expenses and other current liabilities on its Condensed Consolidated Balance Sheet at December 31, 2014. During the six months ended June 30, 2015, the Company repaid the advance repayment.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2015, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2015 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K.  Aside from certain information as of December 31, 2014, all amounts herein are unaudited.  Unless the context otherwise indicates, references to “Snap,” “we,” “our,” “us” and the “Company” refer to Snap Interactive, Inc. and its subsidiary on a consolidated basis.

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

Overview

We operate a portfolio of two dating applications, AYI and The Grade, which are available through desktop and mobile platforms. Our dating applications and the revenues generated therefrom are supported by a large user database of approximately 30 million users. Our management believes that the scale of our user database presents a competitive advantage in the dating industry and can present growth opportunities to build future dating brands or to commercialize by presenting third party advertising.

AYI

We provide a leading online dating application under the AYI brand that is native on Facebook, iOS and AndroidTM platforms and is also accessible on mobile devices and desktops at AYI.com. AYI was the #2 grossing application in the U.S. Lifestyle Category on Apple® App StoreSM in the United States as of August 1, 2015.  As of August 1, 2015, AYI had approximately 95,700 active subscribers which constituted a 5% decrease in active subscribers since December 31, 2014. New subscription transactions for AYI for the three months ended June 30, 2015 decreased 6% as compared to as compared to the same period in 2014. In the near future, we expect that our focus for AYI will be on cash efficiency rather than growth to invest in our other portfolio initiatives.

Our AYI application is available to users and active subscribers. Our AYI application is extremely scalable and requires limited incremental operational cost to add users, active subscribers or new features catering to additional discrete audiences. We believe that the number of active subscribers is directly correlated to our spending on advertising and marketing. For the three months ended June 30, 2015, our spending on advertising and marketing was lower than the three months ended March 31, 2015, which we believe resulted in a slight decrease in the number of active subscribers, as seen in the chart below:

The Grade

We also provide an online dating application under The Grade brand that is native on iOS and AndroidTM. The Grade is a new mobile application that we launched in November 2014 to pursue our strategy of providing a portfolio of dating and social applications. The Grade is a mobile dating application that holds users accountable to a high standard of behavior by using a proprietary algorithm that assigns letter grades to users ranging from “A+” to “F” based on profile quality, response rate and message quality. Users with a grade of “D” receive a warning and instructions on how to improve their grade, while users who fail to improve an “F” grade are at risk of expulsion. By providing user grades and expelling low-quality users who receive an “F” grade, The Grade aims to create a community of high-quality users who are desirable, articulate and responsive.

The Grade is presently building an audience focusing on New York as its core market for user adoption. During this introductory growth phase, the application is offered free to users. The Grade has recently experienced an 81% increase in swipes in the second quarter of 2015, when compared to the first quarter of 2015, as seen in the chart below. Since its launch, The Grade has achieved cumulative user activity of more than 20 million swipes.

Recent Developments

Appointment of Independent Board Member

On May 22, 2015, our Board of Directors increased the size of our Board of Directors from two to three members and appointed Steven Fox, DDS, as the first independent member of our Board of Directors. Dr. Fox will initially serve as a director until our annual meeting of stockholders in 2016.

Operational Highlights and Objectives

During the six months ended June 30, 2015, we executed key components of our objectives:

●	appointed an independent director to our Board of Directors;
●	reactivated 1.2 million users from the AYI database via targeted email campaigns; and
●	increased user activity on “The Grade,” our new mobile dating application, exceeding a milestone of 20 million swipes.

For the near term, our business objectives include:

●	building a recognizable brand for The Grade by expanding our user acquisition efforts;
●	building a stronger brand identity for AYI in domestic and foreign markets;
●	continuing to reengage inactive users in AYI’s large user database; and
●	appointing additional independent directors to our Board of Directors.

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

Currently, while The Grade is building its user community, it is offered for free to users. We have no immediate plans to introduce a means of generating revenue from The Grade.

Subscription. We provide AYI users with the opportunity to purchase a subscription that provides for unlimited messaging and other premium features for the length of the subscription term. We believe that AYI users choose to become paid subscribers to communicate freely with potential matches and to enhance the online dating experience.

The majority of our revenue is generated from AYI subscriptions originating through the Facebook platform, and a significant amount of our revenue is generated from subscriptions through mobile platforms.

Users can purchase AYI subscriptions through various payment methods including credit card, electronic check, PayPal, Fortumo or as an in-App purchase through Apple Inc.’s App Store. Pursuant to Apple Inc.’s terms of service, Apple Inc. retains 30% of the revenue that is generated from sales through in-App purchases in the United States.

We recognize revenue from monthly AYI premium subscription fees in the month in which the services are provided during the subscription term.

Micro-transactions. We introduced micro-transactions to allow users to access certain premium features by paying for such features without purchasing a recurring AYI subscription. While micro-transactions are not currently a significant driver of revenue, we believe that such micro-transactions increase user engagement with the application and the likelihood that users will become a paid subscriber. Revenue from micro-transactions is recognized over a two-month period.

Advertising. Our advertising revenue derived from AYI primarily consists of revenue from display ads. We generally reported our advertising revenue net of amounts due to agencies, brokers and counterparties. We recognize advertising revenue as earned on a click-through, impression, registration or subscription basis. When a user clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), registers for an external website via an advertisement clicks on or through our application (CPA basis), or clicks on an offer to subscribe to premium features on our application, the contract amount is recognized as revenue.

We also generate advertising revenue from AYI through advertising agreements with third parties. In June 2014, we entered into a Membership Acquisition Agreement (the “Acquisition Agreement”) with Zoosk, Inc. (“Zoosk”) whereby we received an upfront payment of $500,000 in two installments in exchange for implementing certain integration features on our AYI.com website and application that advertise Zoosk during the term of the Acquisition Agreement. We were entitled to a payout for each person that registered with Zoosk through the integration features during the term of the Acquisition Agreement. The term of the Acquisition Agreement commenced on August 15, 2014 and ended on November 13, 2014. In 2014, we earned $170,835 under the Acquisition Agreement and recorded the remaining amount of $329,165 as advance repayment under accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet. During the six months ended June 30, 2015, we repaid the advance repayment.

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

Advertising and marketing. Our advertising and marketing expense consists of online advertising, primarily consisting of user acquisition campaigns.  We execute these campaigns through direct media buys, affiliates or affiliate networks that advertise or promote our application and earn a fee whenever visitors click through their advertisement to our application or website and create a profile on our application.  For our user acquisition campaigns, we pay to market and advertise our applications across the Internet and mobile devices, including on Facebook and other third party platforms.

General and administrative.  Our general and administrative expense includes investor relations, public relations, credit card processing fees, overhead and various other employee related expenses.

Non-Operating Expenses

Change in fair value of derivative securities.  The conversion feature in our outstanding 12% Senior Secured Convertible Note (the “Note”), our outstanding warrants, and certain interest make-whole instruments are considered derivative instruments that require liability classification and marked-to-market accounting.  Our derivative liability is marked-to-market at the end of each reporting period on our Condensed Consolidated Balance Sheets, with the changes in fair value reported in earnings on our Condensed Consolidated Statements of Operations. We have included the marked-to-market adjustment on derivative liability as a non-operating expense as we do not believe that it is indicative of our core operating results.

We use a custom model that, at each measurement date, calculates the fair value of the derivative liability using a Monte-Carlo style simulation that uses the following assumptions at each valuation date:  (i) closing common stock price, (ii) contractual exercise price, (iii) remaining contractual term, (iv) historical volatility of the common stock price, (v) an adjusted volatility that incorporates a 10% incremental discount rate premium (a reduction of the volatility estimate) to reflect the lack of marketability of the conversion feature in the Note and our outstanding warrants, (vi) risk-free interest rates that are commensurate with the term of the conversion feature in the Note and our outstanding warrants and (vii) management assessment of the probability of a change of control at various price points.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Active subscribers (at period end)	98,000	98,000	98,000	98,000
Bookings	$2,918,409	$3,021,860	$6,075,975	$6,422,018
Net cash used in operating activities	$(393,872)	$(301,174)	$(1,446,642)	$(765,694)
Net loss	$(258,986)	$(259,678)	$(1,478,165)	$(1,192,775)
Adjusted EBITDA	$73,405	$61,746	$(539,060)	$(677,760)
Adjusted EBITDA as percentage of total revenues	2.3%	1.8%	(8.5)%	(10.1)%

Active Subscribers

We believe that the number of active subscribers is a key operating metric to assess the potential of the recurring revenue stream of the AYI application. "Active subscribers" means current users that have prepaid a subscription fee for current access to the AYI application and whose subscription period has not yet expired. We plan to increase this metric by increasing user acquisition campaigns, building a recognizable brand and increasing user engagement on AYI through the development of a superior feature set.

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

The following table presents a reconciliation of subscription revenue to bookings for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Reconciliation of Subscription Revenue to Bookings
Subscription revenue	$3,075,868	$3,151,002	$6,205,178	$6,290,022
Change in deferred subscription revenue	(157,459)	(129,142)	(129,203)	131,996
Bookings	$2,918,409	$3,021,860	$6,075,975	$6,422,018

Limitations of Bookings

Some limitations of bookings as a financial measure include that:

●	bookings does not reflect that we recognize subscription revenue from subscription fees and micro-transactions over the length of the subscription term or a two-month period, respectively; and
●	other companies, including companies in our industry, may calculate bookings differently or choose not to calculate bookings at all, which reduces its usefulness as a comparative measure.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation of Net loss to Adjusted EBITDA:
Net loss	$(258,986)	$(259,678)	$(1,478,165)	$(1,192,775)
Interest expense (income), net	430,611	5,578	667,015	3,705
Depreciation and amortization expense	35,188	43,610	96,007	86,873
Change in fair value of derivative liabilities	(410,000)	-	(410,000)	(70,275)
Loss on disposal of fixed assets	-	-	79,628	-
Stock-based compensation expense	276,592	272,236	506,455	494,712
Adjusted EBITDA	$73,405	$61,746	$(539,060)	$(677,760)

Results of Operations

The following table sets forth Condensed Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Programming, hosting and technology expense	15.0%	19.4%	15.8%	23.9%
Compensation expense	24.4%	25.1%	23.7%	24.2%
Professional fees	5.5%	7.6%	6.5%	7.6%
Advertising and marketing expense	42.0%	32.2%	48.1%	38.3%
General and administrative expense	20.6%	23.1%	25.1%	24.6%
Total costs and expenses	107.5%	107.4%	119.2%	118.7%
Loss from operations	(7.5)%	(7.4)%	(19.2)%	(18.7)%
Interest income (expense), net	(13.5)%	(0.2)%	(10.5)%	(0.1)%
Change in fair value of derivative liabilities	12.9%	0.0%	6.4%	1.0%
Loss before provision for income taxes	(8.1)%	(7.5)%	(23.2)%	(17.7)%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net loss	(8.1)%	(7.5)%	(23.2)%	(17.7)%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues

Revenues decreased to $3,188,539 for the three months ended June 30, 2015, from $3,450,010 for the three months ended June 30, 2014. The decrease is mainly driven by a decrease in advertising revenue principally derived from the discontinuation of the Business Development Agreement (the “Business Development Agreement”) with Match.com, L.L.C. (“Match.com”) in 2014 and a slight decrease in subscription revenue due to a decrease in new promotional subscriptions, a decrease in the number of active subscribers and unfavorable changes in exchange rates for international currencies.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the three months ended June 30, 2015 and the three months ended June 30, 2014, the decrease between those periods, the percentage decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	June 30,			%	June 30,
	2015	2014	Decrease	Decrease	2015	2014
Subscription revenue	$3,075,868	$3,151,002	$(75,134)	(2.4)%	96.5%	91.3%
Advertising revenue	112,671	299,008	(186,337)	(62.3)%	3.5%	8.7%
Total revenues	$3,188,539	$3,450,010	$(261,471)	(7.6)%	100.0%	100.0%

Subscription - Our subscription revenue for the three months ended June 30, 2015 decreased by $75,134, or 2.4%, as compared to the three months ended June 30, 2014.  This slight decrease in subscription revenue for the three months ended June 30, 2015 was primarily due to a decrease in new transaction volume, particularly in new six-month subscriptions, as well as a decrease in subscription prices as a result of periodic promotions. In addition, there was a negative impact to the year-over-year revenues resulting from unfavorable foreign exchange rates in recent periods. Subscription revenue as a percentage of total revenue was 96.5% for the three months ended June 30, 2015, as compared to 91.3% for the three months ended June 30, 2014.

Advertising - Our advertising revenue for the three months ended June 30, 2015 decreased by $186,337, or 62.3%, as compared to the three months ended June 30, 2014.  The decrease in advertising revenue resulted from the termination of the Business Development Agreement with Match.com in August 2014. We have recently entered into arrangements with multiple advertising partners which we expect will increase advertising revenue for the remainder of 2015. Advertising revenue as a percentage of total revenue was 3.5% for the three months ended June 30, 2015, as compared to 8.7% for the three months ended June 30, 2014.

Costs and Expenses

Total costs and expenses for the three months ended June 30, 2015 reflect a decrease in costs and expenses of $277,196, or 7.5%, as compared to the three months ended June 30, 2014. The following table presents our costs and expenses for the three months ended June 30, 2015 and 2014, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Three Months Ended			%
	June 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Programming, hosting and technology expense	$477,486	$669,795	$(192,309)	(28.7)%
Compensation expense	777,116	864,859	(87,743)	(10.1)%
Professional fees	176,728	262,876	(86,148)	(32.8)%
Advertising and marketing expense	1,338,070	1,110,726	227,344	20.5%
General and administrative expense	657,514	795,854	(138,340)	(17.4)%
Total costs and expenses	$3,426,914	$3,704,110	$(277,196)	(7.5)%

Programming, Hosting and Technology - Our programming, hosting and technology expense for the three months ended June 30, 2015 decreased by $192,309, or 28.7%, as compared to the three months ended June 30, 2014.  The decrease in this expense for the three months ended June 30, 2015 was primarily driven by the capitalization of equipment leased from HP, as well as reduced headcount. Programming, hosting and technology expense as a percentage of total revenues was 15.0% for the three months ended June 30, 2015, as compared to 19.4% for the three months ended June 30, 2014.

Compensation - Our compensation expense for the three months ended June 30, 2015, which excludes the cost of developers and programmers included in programming, hosting and technology expense decreased by $87,743, or 10.1%, as compared to the three months ended June 30, 2014.  The decrease in compensation expense for the three months ended June 30, 2015 was primarily driven by lower consulting expenses and reduced headcount in management and support areas as compared to the comparable period in 2014. Compensation expense as a percentage of total revenues was 24.4% for the three months ended June 30, 2015, as compared to 25.1% for the three months ended June 30, 2014.

Professional fees - Our professional fees for the three months ended June 30, 2015 decreased by $86,148, or 32.8%, as compared to the three months ended June 30, 2014.  The decrease in professional fees for the three months ended June 30, 2015 was primarily due to reduced accounting fees and legal fees. Professional fees as a percentage of total revenues were 5.5% for the three months ended June 30, 2015, as compared to 7.6% for the three months ended June 30, 2014.

Advertising and Marketing - Our advertising and marketing expense for the three months ended June 30, 2015 increased by $227,344, or 20.5%, as compared to the three months ended June 30, 2014.  The increase in advertising and marketing expense for the three months ended June 30, 2015, as compared to the prior year period, was primarily driven by an increase in the number and magnitude of user acquisition campaigns.  Advertising and marketing expense as a percentage of total revenues was 42.0% for the three months ended June 30, 2015, as compared to 32.2% for the three months ended June 30, 2014.

General and Administrative - Our general and administrative expense for the three months ended June 30, 2015 decreased by $138,340, or 17.4%, as compared to the three months ended June 30, 2014.  The decrease in general and administrative expense for the three months ended June 30, 2015, as compared to the comparable period in the prior year, was primarily driven by lower fixed asset depreciation, decrease in third party server license expense and a decrease in investor relations related fees. General and administrative expense as a percentage of total revenues was 20.6% for the three months ended June 30, 2015, as compared to 23.1% for the three months ended June 30, 2014.

Non-Operating Expense

The following table presents the components of non-operating expense for the three months ended June 30, 2015 and the three months ended June 30, 2014, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Three Months Ended			%
	June 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Interest expense, net	$(430,611)	$(5,578)	$(425,033)	7,619.8%
Gain on change in fair value of derivative liabilities	410,000	-	410,000	100.0%
Total non-operating expense	$(20,611)	$(5,578)	$(15,033)	269.5%

Interest expense, net

Interest expense, net for the three months ended June 30, 2015 was $430,611, a net increase of $425,033, or 7,619.8%, as compared to $5,578 for the three months ended June 30, 2014.  The interest expense represents the amortization of debt discount and debt issuance cost relating to the issuance of the Note, along with the contractual interest incurred on the Note. Interest expense, net represented (13.5)% and (0.2)% of total revenues for the three months ended June 30, 2015 and 2014, respectively.

Change in fair value of derivative liabilities

Our derivative liability is marked-to-market in each reporting period, with changes in fair value reported in earnings. The marked-to-market gain of $410,000 for the three months ended June 30, 2015 and $0 for the three months ended June 30, 2014 represented the changes in fair value of the derivative liability during those periods. The gain on change in fair value of derivative liabilities represented 12.9% and 0.0% of total revenues for the three months ended June 30, 2015 and 2014, respectively.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues

Revenues decreased to $6,374,622 for the six months ended June 30, 2015, from $6,742,363 for the six months ended June 30, 2014. The decrease is mainly driven by advertising revenue principally derived from our Business Development Agreement with Match.com.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the six months ended June 30, 2015 and the six months ended June 30, 2014, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Six Months Ended				Six Months Ended
	June 30,			%	June 30,
	2015	2014	Decrease	Decrease	2015	2014
Subscription revenue	$6,205,178	$6,290,022	$(84,844)	(1.3)%	97.3%	93.3%
Advertising revenue	169,444	452,341	(282,897)	(62.5)%	2.7%	6.7%
Total revenues	$6,374,622	$6,742,363	$(367,741)	(5.5)%	100.0%	100.0%

Subscription – Our subscription revenue for the six months ended June 30, 2015 decreased by $84,844, or 1.3%, as compared to the six months ended June 30, 2014.  The decrease in subscription revenue for the six months ended June 30, 2015, was primarily driven by a decrease in new transaction volume, particularly in new six-month subscriptions. In addition, there was a negative impact to the year-over-year revenues resulting from unfavorable foreign exchange rates in recent periods. Subscription revenue as a percentage of total revenue was 97.3% for the six months ended June 30, 2015, as compared to 93.3% for the six months ended June 30, 2014.

Advertising – Our advertising revenue for the six months ended June 30, 2015 decreased by $282,897, or 62.5%, as compared to the six months ended June 30, 2014.  The decrease in advertising revenue resulted from revenue recognized in 2014 under our Business Development Agreement with Match.com, which was terminated in August 2014. We have recently entered into arrangements with multiple advertising partners which we expect will increase advertising revenue for the remainder of 2015. Advertising revenue as a percentage of total revenue was 2.7% for the six months ended June 30, 2015, as compared to 6.7% for the six months ended June 30, 2014.

Costs and Expenses

Total costs and expenses for the six months ended June 30, 2015 reflect a decrease in costs and expenses of $405,936, or 5.1%, as compared to the six months ended June 30, 2014. During the six months ended June 30, 2015, we reduced total costs and expenses, as well as employee headcount. The following table presents our costs and expenses for the six months ended June 30, 2015 and the six months ended June 30, 2014, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Six Months Ended			%
	June 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Programming, hosting and technology expense	$1,004,433	$1,612,206	$(607,773)	(37.7)%
Compensation expense	1,513,696	1,634,262	(120,566)	(7.4)%
Professional fees	411,361	513,031	(101,670)	(19.8)%
Advertising and marketing expense	3,064,167	2,582,937	481,230	18.6%
General and administrative expense	1,602,115	1,659,272	(57,157)	(3.4)%
Total costs and expenses	$7,595,772	$8,001,708	$(405,936)	(5.1)%

Programming, Hosting and Technology – Our programming, hosting and technology expense for the six months ended June 30, 2015 decreased by $607,773 or 37.7%, as compared to the six months ended June 30, 2014.  The decrease in this expense for the six months ended June 30, 2015, was primarily driven by reduced consulting expense, the capitalization of equipment leased and reduced headcount. Programming, hosting and technology expense as a percentage of total revenues was 15.8% for the six months ended June 30, 2015, as compared to 23.9% for the six months ended June 30, 2014.

Compensation – Our compensation expense for the six months ended June 30, 2015, which excludes the cost of developers and programmers included in programming, hosting and technology expense, decreased by $120,566, or 7.4%, as compared to the six months ended June 30, 2014.  The decrease in compensation expense for the six months ended June 30, 2015 was primarily driven by reduced headcount in management and support areas and reduced consulting expense as compared to the comparable period in 2014. Compensation expense as a percentage of total revenues was 23.7% for the six months ended June 30, 2015, as compared to 24.2% for the six months ended June 30, 2014.

Professional fees – Our professional fees for the six months ended June 30, 2015 decreased by $101,670, or 19.8%, as compared to the six months ended June 30, 2014.  The decrease in professional fees for the six months ended June 30, 2015, was primarily driven by a decrease in legal and accounting fees.  Professional fees as a percentage of total revenues were 6.5% for the six months ended June 30, 2015, as compared to 7.6% for the six months ended June 30, 2014.

Advertising and Marketing – Our advertising and marketing expense for the six months ended June 30, 2015 increased by $481,230, or 18.6%, as compared to the six months ended June 30, 2014.  The increase in advertising and marketing expense for the six months ended June 30, 2015, as compared to the prior year period, was primarily driven by an increase in the number and magnitude of user acquisition campaigns. Advertising and marketing expense as a percentage of total revenues was 48.1% for the six months ended June 30, 2015, as compared to 38.3% for the six months ended June 30, 2014.

General and Administrative – Our general and administrative expense for the six months ended June 30, 2015 decreased by $57,157, or 3.4%, as compared to the six months ended June 30, 2014.  The decrease in general and administrative expense for the six months ended June 30, 2015, as compared to the comparable period in the prior year, was primarily driven by lower investor and public relations expenses, reduced headcount and a decrease in third party server license expense partially offset by the loss from disposal of fixed assets relating to the relocation of the corporate office.  General and administrative expense as a percentage of total revenues was 25.1% for the six months ended June 30, 2015, as compared to 24.6% for the six months ended June 30, 2014.

Non-Operating Income (Expense)

The following table presents the components of non-operating income (expense) for the six months ended June 30, 2015 and the six months ended June 30, 2014, the decrease between those periods and the percentage decrease between those periods:

	Six Months Ended			%
	June 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Interest expense, net	$(667,015)	$(3,705)	$(663,310)	17,903.1%
Gain on change in fair value of derivative liabilities	410,000	70,275	339,725	483.4%
Total non-operating income (expense)	$(257,015)	$66,570	$(323,585)	(486.1)%

Interest expense, net

Interest expense, net for the six months ended June 30, 2015 was $667,015, an increase of $663,310, or 17,903.1%, as compared to interest expense, net $3,705 for the six months ended June 30, 2014. The interest expense represents the amortization of debt discount and debt issuance cost relating to the issuance of the Note, along with the contractual interest on the Note. Interest expense, net represented (10.5)% of total revenues for the six months ended June 30, 2015 as compared to (0.1)% for the six months ended June 30, 2014.

Change in fair value of derivative liabilities

Our derivative liability is marked-to-market at each reporting period, with changes in fair value reported in earnings. The marked-to-market gain of $410,000 for the six months ended June 30, 2015 and $70,275 for the six months ended June 30, 2014 represented the changes in fair value of the derivative liability during those periods. The gain on change in fair value of derivative liabilities represented 6.4% and 1.0% of total revenues for the six months ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2015	2014
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(1,446,642)	$(765,694)
Net cash used in investing activities	(32,287)	(5,913)
Net cash provided by financing activities	2,255,272	400,000
Net increase (decrease) in cash and cash equivalents	$776,343	$(371,607)

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

As of June 30, 2015, we had $1,914,728 in cash and cash equivalents, as compared to cash and cash equivalents of $1,138,385 as of December 31, 2014.  Historically, our working capital has been generated through operations and equity offerings. If we grow and expand our operations, our need for working capital will increase. We intend to finance our business and growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

We have also incurred debt as a means of generating liquidity. During the six months ended June 30, 2015, we repaid in full two promissory notes in the aggregate principal amount of $400,000. As of June 30, 2015, the outstanding principal amount of our debt was $3,000,000, which consisted of the Note, which is discussed in more detail below.

Sigma II Note

On February 13, 2015, we issued the Note in the aggregate principal amount of $3,000,000 to Sigma Opportunity Fund II, LLC (“Sigma II”) in a private placement. The Note bears interest at a rate of 12% per annum and matures on the earlier of February 13, 2017 or a change in control. During any time while the Note is outstanding, the outstanding principal balance of the Note, together with all accrued and unpaid interest, is convertible into shares of our common stock at the option of Sigma II at a conversion price of $0.20 per share, subject to certain adjustments. The Note requires us to maintain an aggregate cash balance of $1,350,000 million in our bank accounts or we will be required to make partial prepayments on the Note. If we fail to maintain this aggregate cash balance in our bank accounts for a thirty day period, we are required to make a $125,000 prepayment on the Note. For each subsequent calendar month that the aggregate cash balance in our bank accounts does not equal or exceed $1,500,000 million, we must make an additional $125,000 prepayment on the Note. Our obligations under the Note are secured by a first priority lien on all of our assets and property. The Note is secured by up to 65% of the outstanding capital stock and other equity interests of Snap Mobile Limited, our wholly owned subsidiary. Snap Mobile Limited is also a guarantor of the Note. We intend to use the proceeds from the private placement for general corporate purposes, including working capital. Contractual interest expense under the Note incurred for the three and six months ended June 30, 2015 was $90,000 and $136,000, respectively.

Operating Activities

Net cash used in operating activities was $1,446,642 for the six months ended June 30, 2015, as compared to net cash used in operating activities of $765,694 for the six months ended June 30, 2014. This increase in net cash used in operating activities of $680,678 was a result of a decrease in our payables and accrued expenses mainly driven by the one-time repayment of the advance under the Acquisition Agreement with Zoosk, an increase of security deposit expenses in connection with the relocation of our corporate office and a decrease in deferred revenue. Other items impacting our cash flow were significant cash outlays relating to advertising and marketing expenses which were offset in part by collections in subscription revenue received during the period.

Significant items impacting cash flow in the six months ended June 30, 2014 included significant cash outlays relating to advertising and marketing expense. These uses of cash were offset in part by collections in subscription revenue received during the period.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2015 and 2014 were $32,287 and $5,913, respectively.  Cash used in investing activities included purchases of property and equipment totaling $37,007 and $3,731 during the six months ended June 30, 2015 and 2014, respectively. These purchases consisted primarily of computers and office furniture. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2015 and 2014 was $2,255,272 and $400,000, respectively.

The increase relates to the issuance of the Note in the aggregate principal amount of $3,000,000 to Sigma II during the six months ended June 30, 2015, which was partially offset by the repayment of two promissory notes in the aggregate principal amount of $400,000 and payments for our capital lease obligations.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

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

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03 (“ASU 2015-03”), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company has elected to early-adopt ASU 2015-03 in connection with the issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and, as a result, recorded the $314,249 of offering costs incurred in connection with the issuance of the Note as a debt discount on the date the Note was issued that will be amortized over the term of the Note.

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

During the six months ended June 30, 2015, there were no material changes to our significant accounting policies from those contained in the Form 10-K, except for the following:

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

Based on the evaluation as of June 30, 2015, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of June 30, 2015, the Company determined that the following item constituted a material weakness:

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A.  Risk Factors” in the Form 10-K, except for the following:

We have faced, and we expect that we will continue to face, chargeback liability when our credit card providers resolve chargebacks in favor of their customers. We cannot accurately anticipate the extent of these liabilities, and if not properly addressed, these liabilities could increase our operating expenses or preclude us from accepting certain credit cards as a method of payment, either of which would materially adversely affect our results of operations and financial condition.

We depend on the ability to accept credit and debit card payments from our subscribers and our ability to maintain the good standing of our merchant account with our credit card providers to process subscription payments. In the event that one of our customers initiates a billing dispute and one of our credit card providers resolves the dispute in the customer’s favor, the transaction is normally “charged back” to us and the purchase price is credited or otherwise refunded to the customer.

We have suffered losses and we expect that we will continue to suffer losses as a result of subscriptions placed with fraudulent credit card data, as well as users who chargeback their purchases. Any failure to adequately control fraudulent credit card transactions or keep our chargebacks under an acceptable threshold would result in significantly higher credit card-related costs and, therefore, materially increase our operating expenses.

A credit card processor has informed us recently that if our chargeback rate continues to exceed a certain percentage, it may increase our processing fees or suspend our ability to accept certain forms of payment. If any of our processors suspend our ability to collect a form of payment offered by credit card providers, it would significantly impair our ability to collect revenue from subscribers. We may not be able to improve our chargeback rate, and if a processor suspends our ability to collect a form of payment offered by a credit card provider, we may not succeed in entering into a new credit card processing agreement to process such form of payment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed on February 11, 2011 by the Company with the SEC).
3.2	Certificate of Amendment of Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of the Company filed on February 11, 2011 by the Company with the SEC).
3.3	Amended and Restated By-Laws of Snap Interactive, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on April 25, 2012 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

SNAP INTERACTIVE, INC.

Date: August 13, 2015	By:	/s/ Clifford Lerner
Clifford Lerner President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2015	By:	/s/ Alexander Harrington
Alexander Harrington Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

