Form 10-K
period 2015-12-31
Snap Interactive, Inc
filed 2016-03-14
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,358,830.

As of March 7, 2016, the registrant had 39,692,826 shares of common stock outstanding, excluding 10,325,000 unvested shares of restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A relating to the 2016 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

SNAP INTERACTIVE, INC.

ANNUAL REPORT ON FORM 10-K

Our Corporate Information

Snap Interactive, Inc. was incorporated under the laws of the State of Delaware on July 19, 2005. Our principal executive office is located at 320 W 37th Street, 13th Floor, New York, New York 10018.

Unless the context otherwise indicates, all references in this Annual Report on Form 10-K to “Snap,” “we,” “our,” “us,” and the “Company” refer to Snap Interactive, Inc. and its subsidiary on a consolidated basis.

FirstMet, AYI, the AYI logo, Snap, the Snap logo and other trademarks or service marks appearing in this report are the property of Snap Interactive, Inc.  Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective owners.

In March 2016, we completed a rebranding of our dating application “Are You Interested?” (“AYI”) under the name FirstMet. Unless the context indicates otherwise, references in this report to FirstMet are to the application after the rebranding and references to AYI are to the application prior to the rebranding.

A reference to a swipe is a gesture that a user of The Grade makes when browsing a profile, swiping to the right to signify interest, or to the left to proceed to the next profile. Unless otherwise indicated, metrics for users are based on information that is reported by Facebook and internally-derived metrics for users across all platforms through which our application is accessed.  References in this report to users mean those persons who have created a user name and password, and active subscribers means users that have prepaid a subscription fee for current unrestricted communication on the FirstMet application and whose subscription period has not yet expired. The metrics for active subscribers are based on internally-derived metrics across all platforms through which our application is accessed.

i

 FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties.  Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements.  All forward-looking statements speak only as of the date on which they are made.  Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to generate and sustain increased revenue levels and achieve profitability in the future;
●	our ability to meet our current and future debt service obligations;
●	our ability to maintain good relationships with Apple Inc., Facebook, Inc. and Google Inc., our heavy reliance on their platforms and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;
●	our ability to obtain additional capital or financing to execute our business plan and limitations in the agreements governing our indebtedness related to the incurrence of additional indebtedness;
●	our ability to maintain compliance with the covenants in the agreements governing our indebtedness, including maintaining minimum cash balances;
●	our reliance on our executive officers;
●	the intense competition in the online dating industry;
●	our ability to release new applications or improve upon existing applications and derive revenue therefrom;
●	our ability to offset fees associated with the distribution platforms that host our applications;
●	our reliance on a small percentage of our total users for substantially all of our revenue;
●	our ability to develop, establish and maintain strong brands;
●	our ability to update our applications to respond to the trends and preferences of online dating consumers;
●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;
●	our ability to develop and market new technologies to respond to rapid technological changes;
●	our ability to effectively manage our headcount, including attracting and retaining qualified employees;
●	our ability to generate subscribers through advertising and marketing agreements with third party advertising and marketing providers;
●	our reliance on third party email service providers for delivery of email campaigns to convert users to subscribers and to retain subscribers;
●	our ability to manage our affiliate marketers’ compliance with internal brand standards or state and federal marketing laws and regulations;
●	our reliance in internal systems to maintain and control marketing expenditures and corresponding return on investments;
●	the effects of interruptions, maintenance or failures of our data center, programming code, servers or technological infrastructure;
●	the effect of security breaches, computer viruses and computer hacking attacks;
●	our ability to comply with laws and regulations regarding privacy and protection of user data;
●	our reliance upon credit card processors and related merchant account approvals;
●	governmental regulation or taxation of the online dating or the Internet industries;
●	the impact of any claim that we have infringed on intellectual property rights of others;
●	our ability to protect our intellectual property rights;
●	the risk that we might be deemed a “dating service” or an “Internet dating service” under various state regulations;
●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users; and
●	our ability to manage or mitigate adverse changes in foreign currency exchange rates relating to international bookings.

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

Overview

The Company operates a portfolio of two dating applications, FirstMet, available through desktop and mobile platforms, and The Grade, which is available through iOS and AndroidTM platforms. We also intend to expand our portfolio through the development of new applications, including a new application based on our existing product platform that we expect will launch in the third quarter of 2016. In March 2016, we completed a rebranding of our dating application “Are You Interested?” (“AYI”) under the name FirstMet. FirstMet offers distinctive features and superior user experience of AYI under a refreshed brand identity.

Our dating applications and the revenues generated therefrom are supported by a large user database of approximately 30 million users. Our management believes that the scale of our user database presents a competitive advantage in the dating industry and can present growth opportunities to build future dating application brands or to commercialize by presenting third party advertising.

FirstMet

We provide a leading online dating application under the FirstMet brand that is native on Facebook, iOS and Android platforms and is also accessible on mobile devices and desktops at FirstMet.com. Our FirstMet application is available to users and active subscribers. FirstMet is extremely scalable and requires limited incremental operational cost to add users, active subscribers or new features catering to additional discrete audiences. FirstMet was the #16 grossing application in the U.S. Lifestyle Category on Apple® App StoreSM in the United States as of March 7, 2016.

In March 2016, we completed a rebranding of AYI under the name FirstMet. As a result of devoting our efforts to the rebranding, we decreased our marketing investment in AYI throughout the latter half of 2015 to reserve cash for the planned rebranding to FirstMet, as well as for other growth initiatives.

We believe that the number of active subscribers is directly correlated to our spending on sales and marketing. For the year ended December 31, 2015, our spending on sales and marketing was 5.7% lower than the year ended December 31, 2014, which we believe resulted in a decrease in the number of active subscribers during 2015, as seen in the chart below:

As of March 7, 2016, FirstMet had approximately 82,600 active subscribers, which constituted a 18.0% decrease in active subscribers since December 31, 2014. New subscription transactions for FirstMet for the year ended December 31, 2015 decreased 20% as compared to the same period in 2014. Although the number of active subscribers and new subscription transactions decreased in 2015 compared to 2014, in December 2015, as part of a plan to support the rebranding of AYI to FirstMet, we diverted a portion of our sales and marketing budget from The Grade to FirstMet. As a result, we achieved a 6.3% increase in bookings in December 2015 compared to the prior month and a 3.4% increase in bookings in January 2016 compared to the prior month. We expect that, for the foreseeable future, we will continue to allocate the significant majority of our resources and spending to FirstMet in an effort to increase our operating cash flow by focusing on our revenue-generating application.

The Grade

We also provide an online dating application under The Grade brand that is native on iOS and AndroidTM. The Grade is a mobile application that we launched in November 2014 to pursue our strategy of providing a portfolio of dating and social applications. The Grade is a mobile dating application that holds users accountable to a high standard of behavior by using a proprietary algorithm that assigns letter grades to users ranging from “A+” to “F” based on profile quality, messaging quality and reviews from other users of the application. Users with a grade of “D” receive a warning and instructions on how to improve their grade, while users who fail to improve an “F” grade are at risk of expulsion. By providing user grades and expelling low-quality users who receive an “F” grade, The Grade aims to create a community of high-quality users who are desirable, articulate and responsive.

The Grade is presently building an audience focusing on the New York metropolitan area as its core market for user adoption. During this introductory growth phase, the application is offered free to users and, apart from testing monetization approaches, there are no immediate plans to monetize The Grade. Our growth strategy for The Grade has been to rely principally on word-of-mouth advertising and public relations campaigns, which has resulted in The Grade appearing in a number of print, television and online media sources during 2015, including a mention on the front page of the Wall Street Journal in October 2015. In addition, as part of our marketing initiatives for The Grade, we appointed Lauren Urasek, author of the book “Popular: The Ups and Downs of Online Dating from the Most Popular Girl in New York City,” as a brand ambassador to The Grade in October 2015, which we believe has helped raise The Grade’s profile and drive user growth. Since its launch through December 31, 2015, The Grade has achieved cumulative user activity of more than 43.3 million swipes.

In December 2015, we began realigning our focus from The Grade to FirstMet. We expect that, for the foreseeable future, we will continue to allocate the significant majority of our resources and spending to FirstMet in an effort to increase our operating cash flow by focusing on our revenue-generating application. As we sustain this lower level of spending on sales and marketing for The Grade, we expect that we may experience a decrease in the number of The Grade’s users and the growth in the cumulative number of swipes may slow over time.

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

Our data-driven business practices also differentiate us from our competitors and provide us with a competitive advantage.  The user engagement of our applications and the propensity of users to subscribe is continually enhanced through constant experimentation.  Our sophisticated A/B testing framework, a framework for comparing two versions of the same application, can support millions of different versions of our applications in parallel in order to test new features and functionality, design changes and changes to our algorithms. We have also developed business processes and human resources dedicated to business intelligence to analyze and interpret A/B test data, with the result that every change we make to our applications produces verifiable benefits, and the user experience and economics of our applications continually improve.

Financial Overview

We generate revenues from subscriptions as well as advertising agreements with third parties. For the years ended December 31, 2015 and 2014, our revenues were $12.0 million and $13.6 million, respectively.  We had net losses of $1.3 million and $1.7 million for the years ended December 31, 2015 and 2014, respectively. As of March 7, 2016, we had 24 employees, all of whom were located in our New York City headquarters.

Our Applications

FirstMet

FirstMet attracts a demographically and geographically diverse user base, with users in over 180 different countries.  FirstMet is intuitive, and allows users and subscribers to easily find, connect and communicate with each other.  Key features and tools of our FirstMet application include:

Profile Creation

Users can join FirstMet by creating a personal profile that is connected to their email address or by using “Facebook Connect” to create a profile. A FirstMet user with a Facebook profile can easily import information from his or her profile, including photos and interest data. FirstMet profiles are also updated in real time as users add interests on Facebook. Once a profile has been created, FirstMet users are able to browse for potential matches, including other singles with similar interests.  Using this information, FirstMet has designed features around similar interests that improve the online dating experience and, compared to traditional online dating websites, more closely mirrors the way singles traditionally meet offline.  We continually update FirstMet’s feature set with new features to increase user engagement, make users more social and to increase the number of users that are converted to active subscribers.

Browse Function

FirstMet’s game-like “browse” function presents profiles of other users that match user criteria and prompts them to indicate if they are “interested” by either clicking on a “yes” or “skip” button above the profile picture or by sending a message when viewing that user’s profile. Users are notified when another user has clicked “yes” on their profile or if they have received a message from another user. In instances where users select "yes" on another user’s profile, the application automatically introduces the two users, who are likely to have similar interests.

Subscription Benefits

FirstMet operates on a “freemium” model, whereby certain application features are free to all users and other features are only available to paid subscribers. All users are allowed to create a profile, browse, search and view other user’s profiles, send instant messages and send an initial message to any user. Unlimited messaging and other premium features require a paid subscription.

Accessibility

Our easy-to-use mobile interface allows our users to engage with our online dating application from virtually anywhere at any time.  The availability of our online dating application across mobile devices, tablets and personal computers enables our users to move seamlessly between devices, increasing the opportunities for user engagement and real-time interactions.

The Grade

We designed The Grade as a free mobile application that caters to individuals who are dissatisfied with the quality of user interactions on mobile online dating applications. By providing user grades and expelling users who receive a failing “F” grade, the application holds users accountable for their behavior and aims to create a community of desirable, responsive and articulate users. As of March 7, 2016, we had more than 52.9 million swipes by users of The Grade. Some of the key features and tools of The Grade include:

Profile Creation

Users can join The Grade by using “Facebook Connect” to easily create a profile. With the user’s permission, The Grade will obtain certain information from a user’s Facebook profile, including photos and location data. The Grade then displays other users as potential matches based on location, gender and age preferences.

Browse Function

Once a user creates a profile, The Grade automatically presents the user with potential matches by displaying a profile picture of the potential match along with the user's overall grade. The browse function allows users to indicate whether they “like” a profile by selecting a checkmark or selecting an “X” if they are not interested in the potential match. By scrolling up or down on the profile picture, users can view additional pictures as well as other profile information, including similar interests, common friends, education, religion, ethnicity, “about me” and grades in the three categories - profile quality, messaging and peer reviews. Users are automatically notified when a “match” exists, meaning both users “like” one another’s profile. Once users have been matched, they are allowed to send messages to each other.

Grading System

A user’s overall grade is based on an algorithm that incorporates the grades based on profile quality, messaging and peer-reviews generated from the opinions received from other users. The profile quality grade is based on several factors, including the quantity and quality of a user’s photos, how many optional profile fields are filled out, how often a user’s profile gets “liked” and the length and quality of a user’s “about me” section. The messaging grade uses an algorithm to analyze how often a user responds to messages and how often the user obtains a response back, as well as analyzes messages for grammatical mistakes, spelling errors, use of slang and length, and whether a user’s messages contain inappropriate content. These three categories are combined to create a user’s overall grade, which is visible to other users of the application.

Application Development

Our application development processes are designed to enable us to rapidly and cost effectively develop our online dating applications to meet the expectations and preferences of users and the requirements of the third party platforms through which we offer our applications.  These processes include a sophisticated A/B testing framework that allows us to run a significant number of statistically relevant tests on our applications at any given time.  We can test new features, new functionality, design changes and changes to our proprietary algorithms and compare the results to control groups to see if they would be likely to improve the conversion of users into subscribers.  We have also integrated Splunk Enterprise technology, a data analysis and management tool, into our data analytics and application development processes to provide a real-time granular analysis of user behavior and the ability to “lock-in” features that outperform their relevant control groups.

A significant amount of our logins occur through third party platforms.  We believe we provide value to these third party platforms by: (i) creating and maintaining user engagement on, and integrating with, the platforms; (ii) driving traffic to the platforms to generate advertising revenue for such platforms, including through the placement of advertisements on our online dating applications, and (iii) directly purchasing advertising from these platforms.

In March 2016, we completed a rebranding of AYI under the name FirstMet. We are coupling an aggressive win-back strategy with the launch of FirstMet in order to reactivate dormant AYI users. In addition, we are currently developing a new application based on FirstMet’s platform that is expected to launch in the third quarter of 2016. The new application is planned to have similar functionality to FirstMet but will address a different target audience and will be based on a new brand identity. We expect that we will operate the new application in parallel with FirstMet in order to leverage FirstMet’s user base and cross-sell our users with multiple brands. We believe that FirstMet’s highly scalable infrastructure provides us with a significant competitive advantage, and in the future we expect that we may continue to develop new applications based on FirstMet’s platform that address new audiences. FirstMet is available on mobile and desktop platforms and our new application is planned to be available on mobile and desktop platforms at launch.

A significant portion of our users continue to access our applications through mobile applications and our application development and support is substantially focused on mobile platforms. We plan to continue development on iPhone, Android and other mobile devices, and on January 13, 2016, we launched The Grade on Apple Watch through iOS.

With our vast amount of data that we have accumulated over several years across multiple platforms, we believe that leveraging this user base and the data therefrom allows us to create an exceptional experience for users looking to meet people with mutual friends or similar interests.

Our Strengths

Since our inception, we have developed and are leveraging the following key strengths of our business model:

●	“Freemium” Online Dating Model. We operate FirstMet on a “freemium” model in which certain application features are free to all users and other features are only available to subscribers. We believe this “freemium” model, when combined with our development of FirstMet as an online dating application, differentiates us from other applications in the online dating industry.

●	Engaging Functionality on a Highly Scalable Platform. We have designed our applications with game-like “browse” functions and other features that prompt interactions between users, which make our applications highly engaging and easy to use. While many online dating applications and websites provide similar functionality, most competitive services require meaningful effort and initiative on the part of the user to make contact with other users. Our applications are designed to eliminate effort and friction in user-to-user interaction by automating certain aspects of the introductory dialogue between users. We have developed many different and popular online dating features for our applications, including the ability to search for potential matches with similar interests on FirstMet and the ability to view a user’s grade on The Grade. Our applications are also extremely scalable and require limited incremental cost to add additional users, create new features catering to additional discrete audiences or to build new applications based on developed feature-sets with new brand identities.

●	Marketing Effectiveness and Data Analytics. We believe that our data analytics and application development processes provide us with a competitive advantage over other online dating websites and applications. Our data analytics provides us with critical visibility into the effectiveness of our sales and marketing expense and allow us to quickly modify such expenditures to create more effective user acquisition campaigns. Our application development processes also include a sophisticated A/B testing framework that allows us to test new features, new functionality, design changes, changes to our proprietary algorithms and compare our results to control groups. These processes provide a real-time granular analysis of user behavior and allow us to modify our applications to increase user engagement and the number of users that convert into paying subscribers.

●	Increased Mobile Penetration. Our easy-to-use mobile dating applications have been designed to acquire users on every platform and allow users to interact with other users from virtually anywhere and at any time. Our applications have been designed to work on small screens and other mobile devices, and allow users to create a profile, interact with other users and pay for subscriptions using their mobile devices. The Grade is only available as a mobile application and our mobile FirstMet application is increasingly being adopted by our users over the desktop application. For example, in December 2015, approximately 55.1% of logins to FirstMet were made through a mobile device as compared to 43.9% of logins to FirstMet in December 2014.

Our Strategy

Our strategy includes the following key components:

●	Increase Our Subscriber Base Through Cost-Effective Advertising. Although we continue to invest in user acquisition campaigns to promote FirstMet and The Grade and increase the number of users and paid subscribers, we decreased our sales and marketing expense in AYI throughout the latter half of 2015 to reserve cash for the rebranding to FirstMet and other growth initiatives. We frequently analyze our sales and marketing expense in an effort to ensure that we optimize our return on investments in these areas.

●	Increase Our Mobile Presence. We plan to increase the presence of the FirstMet and The Grade applications in the mobile market through improving the mobile user experience, increasing our prominence on the Apple iTunes store and Google Play store and transitioning desktop users to become mobile users. Consistent with this objective, we recently relaunched FirstMet on iOS and Android. In addition, we have created a seamless cross-platform experience that allows new and existing FirstMet users to login to any platform to access their messages, communicate cross-platform with other users and subscribe to access the entire feature set. In January 2016, we launched our application The Grade for Apple Watch. We are also continuing to prioritize initiatives that will improve the rate at which we convert our mobile users into paid subscribers.

●	Introduce New Applications. We plan to develop a portfolio of applications around the core FirstMet application by investing substantial resources to develop and launch new mobile and desktop applications or by developing separate versions of our existing product platform for specific target demographics or geographies. We began to implement this portfolio approach through the launch of The Grade in November 2014, and, as described above, we plan to launch a new application in the third quarter of 2016.

●	Increase Our International Presence. We have begun to prioritize efforts to increase the international presence of the FirstMet application, including by developing localized and translated versions of the FirstMet application for certain international countries. We expect that by localizing and translating the FirstMet application to various international countries, we will increase the number of our users and paid subscribers and will realize higher user conversion and retention rates.

Marketing Strategy

Our current marketing activities aim to raise awareness of the FirstMet and The Grade brands and attract users by promoting the unique content and quality of our applications. We primarily advertise through Internet and mobile advertising and run hundreds of user acquisition campaigns at any given time, targeting various classifications of users.

We acquire a significant number of our users through paid marketing channels. We plan our sales and marketing activities based on our expected return on investment (which we measure based on the profit margin of proceeds from sales and marketing expenditures, divided by sales and marketing expense) and believe that we lead or equal our public company competitors based on our overall revenue yield from sales and marketing expense. Our sales and marketing efficiency continues to be enhanced by constant experimentation and optimizations to increase user engagement and the number of users that are converted to paid subscribers.

Throughout the latter half of 2015, we decreased our marketing investment in AYI to reserve cash for the rebranding to FirstMet in the first quarter of 2016, as well as for other growth initiatives.

As part of the marketing initiatives for The Grade, we appointed Lauren Urasek, author of the book “Popular: The Ups and Downs of Online Dating from the Most Popular Girl in New York City,” as a brand ambassador to The Grade in October 2015, which we believe has helped raise The Grade’s profile and drive user growth. We also market The Grade by, among other things, providing online dating information to the media. During 2015, The Grade was referenced in The Wall Street Journal, Good Morning America, New York Post, USA Today, Fortune, BuzzFeed, ABC News, TIME and People.

In December 2015, as part of a plan to realign our focus from The Grade to FirstMet, we diverted a portion of our sales and marketing budget from The Grade to FirstMet. As a result, we achieved a 6.3% increase in bookings in December 2015 compared to the prior month and a 3.4% increase in bookings in January 2016 compared to the prior month. As we sustain this lower level of sales and marketing for The Grade, we expect that we may experience a decrease in the number of The Grade’s users and the growth in the cumulative number of swipes may slow over time.

Payment Options

Our users have a variety of methods by which to purchase subscriptions to FirstMet.  Users can pay by credit card, electronic check, PayPal, Fortumo or as an in-App purchase through Apple Inc.’s App Store.  Pursuant to Apple Inc.’s terms of service, Apple Inc. retains 30% of the revenue that is generated from sales on our iPhone application through in-App purchases.  Regardless of which payment method is utilized, users may access FirstMet through any of the gateways we offer.

Competition

We face substantial competition from online dating websites such as Christianmingle.com, Cupid.com, eHarmony.com, POF.com, Match.com, LLC (“Match.com”) or other IAC/InterActiveCorp. (“IAC”) properties, as well as online dating applications provided by Badoo Trading Limited, IAC, MeetMe, Inc. and Zoosk, Inc. (“Zoosk”).  We also face substantial competition from mobile-based applications including Tinder, Happn, Hinge and Bumble. We believe that users often utilize multiple dating websites or applications, and the use of one dating website or application is not necessarily to the exclusion of others. In addition, there are relatively few significant barriers to entry in our industry and, as a result, any organization that has adequate financial resources and technical expertise may become a competitor.

Achieving a critical mass of users is crucial for online dating websites and applications.  As a result of our user base, we believe we are well-positioned to continue as a leader in online dating.  We believe that our user base also allows us to compete favorably in the marketplace with our current and future applications.  Additionally, we seek to offer applications and services that are differentiated in the industry, superior in quality, and more appealing than those of our competitors. Additionally, we believe that we have the tools and expertise to attract new users through Facebook and other sources at a lower cost per subscriber than certain of our traditional online dating competitors.  We also believe that the industry offers substantial room for growth as social networking application platforms and mobile platforms continue to expand as the Internet becomes more of a mainstream method for finding a relationship.

Patent and Trademarks

To establish and protect our proprietary rights, we rely on a combination of trademarks, copyrights, trade secrets, license agreements, patent applications, confidentiality agreements and other contractual rights. We are also pursuing patents related to certain feature sets on the FirstMet application currently under development. We have two registered trademarks in the United States for “Snap Interactive”; three registered trademarks for “Are You Interested?” and variations thereof in the United States, including several pending applications and registrations in other countries; a registered trademark for a question-mark-heart logo in the United States and pending applications for “ayi” and “FirstMet” in the United States.

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

While online personal services are not currently required to verify the age or identity of subscribers, or to run criminal background checks, legislation in this area has been proposed over the last few years in Ohio, Texas, California, Michigan, New Jersey, Florida and Virginia.  Companies that provide personals services are not currently subject to the same type of regulation as companies deemed “dating service” providers.  However, if a court holds that we are legally providing “dating services” as defined in the relevant regulations, we may be required to comply with additional state regulations. Further, Connecticut, New York, Florida, Texas and New Jersey each have enacted laws that require us to display safety warnings and disclosures to users that we do not conduct background checks.

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

Employees

As of March 7, 2016, we had 24 employees, all of whom are employed on a full-time basis. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel.

ITEM 1A.	Risk Factors

The risks below are those that we believe are the material risks that we currently face, but are not the only risks facing us and our business.  If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected.

Risks Relating to Our Business

Our independent registered public accounting firm’s report, contained herein, includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

Our financial statements have been prepared on the basis that we will continue as a going concern. For the year ended December 31, 2015, we incurred a net loss of $1.3 million. As of December 31, 2015, our accumulated deficit was $14.7 million. We expect to continue incurring losses for the foreseeable future and must raise additional capital in order to repay our 12% Senior Secured Convertible Note (the “Note”), which is due on February 13, 2017, and sustain our operations while continuing the longer term efforts contemplated under our business plan. Our ability to raise capital on reasonable terms or at all may be adversely impacted by doubts about our ability to continue as a going concern.

If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. If we become insolvent, investors in our stock may lose the entire value of their investment in our business. The accompanying consolidated financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern. It is not possible for us to predict at this time the potential success of our business.

Our ability to repay our indebtedness is dependent on our ability to generate cash flow from operations, which depends on many factors beyond our control. Any failure to meet our debt obligations could harm our business, financial condition and results of operations.

On February 13, 2015, we issued the Note to Sigma Opportunity Fund II, LLC (“Sigma II”) in the aggregate principal amount of $3,000,000. The Note matures on the earlier of February 13, 2017 or a change of control. Our ability to make payments on and to repay our indebtedness, including the Note, will depend on our ability to generate cash flow from operating activities and other resources in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We may be required to dedicate a substantial portion of our cash flow from operating activities to payments on our indebtedness, including the Note, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes. Although we currently believe that we have sufficient resources to make our required payments on the Note throughout 2016, we believe that our cash flow and capital resources will be insufficient to pay the outstanding balance of the Note when it becomes due in February 2017. In order to repay the Note upon its maturity, we expect that we will need to issue additional equity or debt securities, sell assets or refinance or restructure the Note before it becomes due. These remedies may not be available on commercially reasonable terms, or at all. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness, including the Note, would likely harm our ability to incur additional indebtedness on acceptable terms, if at all. In the future, our cash flow and capital resources may be insufficient for payment of interest on and principal of our indebtedness, including the Note, which could cause us to default on our obligations and could impair our liquidity.

If we cannot make scheduled payments on the Note or repay the Note when it becomes due, we will be in default and Sigma II could declare all outstanding principal and interest on the Note to be immediately due and payable and could foreclose against the assets securing the Note, which could force us into bankruptcy or liquidation. Our inability to generate sufficient cash flows to satisfy our indebtedness, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.

The Note contains operating and financial covenants that may prevent us from engaging in transactions that might benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

The terms of the Note contain customary events of default and covenants that prohibit us and our subsidiary from taking actions without satisfying certain conditions or obtaining the consent of Sigma II. These restrictions, among other things, limit our ability to:

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

We may be unable to repay our current or future indebtedness or make future investments necessary to implement our business strategy.

We cannot provide any assurance that we will be able to raise the necessary capital to repay our current or future indebtedness or make future investments necessary to implement our business strategy, and the failure to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations. In recent years, it has been difficult for certain companies to access capital or other sources of funds. We cannot provide any assurance that conditions will not deteriorate further or that our access to capital and other sources of funding will not become further constrained, which could adversely affect our business, results of operation or financial condition.

To address constraints on our access to capital, we could, among other things, (i) obtain commitments from banks or other lenders to either refinance indebtedness or increase amounts of indebtedness under existing promissory notes, (ii) access the capital markets, or (iii) dispose of assets. As with other public companies, our access to debt and equity capital depends, in part, on the trading prices of our common stock, which, in turn, depend upon market conditions that change from time to time, such as the market’s perception of our financial condition, our growth potential and our current and future earnings. No assurance can be provided that we will be successful in our efforts to gain access to capital. Our failure to meet the market’s expectation with regard to future earnings could impact our ability to access capital or increase our borrowing costs. If we cannot access capital at an acceptable cost or at all, we may be required to sell assets.

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

We are dependent to a great extent upon the experience, abilities and continued service of Alexander Harrington, our Chief Executive Officer and Chief Financial Officer, and Clifford Lerner, our President of The Grade and Chairman of the Board of Directors.  The loss of the services of either of Messrs. Harrington or Lerner would substantially affect our business or operations and could have a material adverse effect on our business, results of operations or financial condition.

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

Important factors affecting our ability to successfully compete include:

●	our ability to hire and retain talented employees, including technical employees, executives, and marketing experts;
●	competition for acquiring users that could result in increased user acquisition costs;
●	reliance upon the platforms through which our applications are accessed and the platforms’ ability to control our activities on such platforms;
●	our ability to innovate in our ever-changing industry; and
●	our good standing with billing providers and email service providers.

We face substantial competition from online dating websites such as Christianmingle.com, Cupid.com, eHarmony.com, POF.com, Match.com or other IAC properties, as well as online dating applications provided by Badoo Trading Limited, IAC, MeetMe, Inc. and Zoosk. We also face substantial competition from mobile-based applications including Tinder, Happn, Hinge and Bumble.

Many of our current and potential competitors offer similar services, have longer operating histories, significantly greater capital, financial, technical, marketing and other resources and larger user or subscriber bases than we do.  These factors may allow our competitors to more quickly respond to new or emerging technologies and changes in user preferences.  These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive subscription prices that may allow them to build larger user and paying subscriber bases.  Our competitors may develop applications or services that are equal or superior to our applications or that achieve greater market acceptance than our applications.  It is possible that a new product developed by one of our competitors could gain rapid scale at the expense of existing brands through harnessing a new technology or distribution channel, creating a new approach to connecting people or some other means. In addition, new and different types of social networking may also increase in popularity at the expense of online dating.  Moreover, costs for consumers to switch between products in the dating industry are generally low, and consumers have a propensity to try new products to connect with new people. As a result, new entrants and business models are likely to continue to emerge in our industry. These activities could attract users and subscribers away from our application, reduce our market share and have a material adverse effect on our business, results of operations and financial condition.

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

As the distribution of FirstMet through application stores increases, we may incur additional fees from the developers of application stores.

As our user base continues to shift to mobile solutions, we increasingly rely on the Apple Inc.’s iOS and Google Inc.’s Android platforms to distribute FirstMet. While FirstMet is free to download from these stores, we offer our users the opportunity to purchase paid memberships and certain premium features through FirstMet. We determine the prices at which these memberships and features are sold and, in exchange for facilitating the purchase of these memberships and features through FirstMet to users who download FirstMet from these stores, we pay Apple Inc. a share (currently 30%) of the revenue we receive from these transactions. In the future, other distribution platforms that we utilize may charge us fees for the distribution of our applications. As the distribution of FirstMet through application stores increases, the amount of fees that we must pay to the developers of these application stores will also increase. Unless we find a way to offset these fees, our business, financial condition and results of operations could be adversely affected.

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

Our business depends on developing, establishing and maintaining strong brands.  If we are unable to maintain and enhance our brands, we may be unable to expand or retain our user and paying subscriber bases.

We believe that developing, establishing and maintaining awareness of our application brands is critical to our efforts to achieve widespread acceptance of our applications and is an important element to expanding our user and subscriber bases. Successful promotion of our application brands will depend largely on the effectiveness of our advertising and marketing efforts and on our ability to provide reliable and useful applications at competitive prices. If paying subscribers do not perceive our applications to be of high quality, or if our applications are not favorably received by users and subscribers, the value of our brands could diminish, thereby decreasing the attractiveness of our applications to users and subscribers.  In addition, advertising and marketing activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brands.  If we fail to successfully promote and maintain our application brands, or incur substantial expenses in unsuccessfully attempting to promote and maintain our brands, we may fail to attract enough new subscribers or retain our existing subscribers to the extent necessary to realize a sufficient return on our advertising and marketing activities, and it could have a material adverse effect on our business, results of operations or financial condition.

The online dating industry is characterized by rapid technological change and the development enhancements and new applications, and if we fail to keep pace with technological developments or launch new applications, our business may be adversely affected.

The online dating industry is characterized by rapid change and our future success is dependent upon our ability to adopt and innovate. To attract new users and increase revenues from existing users, we need to enhance, add new features to and improve our existing applications and introduce new applications in the future. The success of any enhancements or new features and applications depends on several factors, including timely completion, introduction and market acceptance. For example, we recently launched The Grade, a new online dating application, the commercial success of which has not yet been determined. In addition, we recently completed the rebranding of AYI to FirstMet and we are developing a new application that is expected to be completed in the third quarter of 2016. Building a new brand or product is generally an iterative process that occurs over a meaningful period of time and involves considerable resources and expenditures, and we may expend significant time and resources developing and launching an application that may not result in revenues in the anticipated timeframe or at all, or may not result in revenue growth that is sufficient to offset increased expenses. If we are unable to successfully develop enhancements, new features or new applications to meet user trends and preferences, our business and operating results could be adversely affected.

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

As of March 7, 2016, approximately 29% of our employees have been with us for less than one year and approximately 58% of our employees have been with us for less than two years.  As we continue to grow, we must expend significant resources to identify, hire, integrate, develop, motivate and retain a number of qualified employees, including certain highly skilled technical employees.  If we fail to effectively manage our employment needs and successfully integrate our new hires, our ability to launch new applications and enhance or support our existing applications could suffer and it could have a material adverse effect on our business, results of operations or financial condition.

Our business depends in large part upon the availability of cost-effective advertising space through a variety of media and keeping pace with trends in consumer behavior.

We depend upon the availability of advertising space through a variety of media, including third party applications on platforms such as Facebook, to recruit new users and subscribers, generate activity from existing users and subscribers and direct traffic to our application.  Historically, we have had to increase our marketing expenditures in order to attract and retain users and sustain our growth. The availability of advertising space varies, and a shortage of advertising space in any particular media or on any particular platform, or the elimination of a particular medium on which we advertise, could limit our ability to generate new subscribers, generate activity from existing subscribers or direct traffic to our applications, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate less via email and more via text messaging and other virtual means, the reach of email campaigns designed to attract new and repeat users (and retain current users) for our applications is adversely impacted. To continue to reach potential users and grow our business, we must devote more of our overall marketing expenditures to newer advertising channels, which may be unproven and undeveloped, and we may not be able to continue to manage and fine-tune our marketing efforts in response to these trends.

Our heavy reliance on Facebook may negatively affect our business.

Facebook is the primary third-party platform on which our applications operate.  During 2015 and 2014, the majority of our subscription revenue was generated from subscribers to FirstMet that were acquired through the Facebook platform and we expect this trend to continue in the foreseeable future.

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

Our emails are an important driver of our users’ and subscribers’ activities.  We send a large volume of emails to our subscribers notifying them of a variety of activities on our applications, such as new matches.  We face a risk that service providers or email applications may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails to our users and subscribers.  Third parties may also block our emails as spam, impose restrictions on, or start to charge for, the delivery of emails through their email systems.  Without the ability to email these users and subscribers, we may have limited means of promoting new subscriptions and inducing subscribers to return to and use our applications.

In addition, we face the risk that, as consumer habits evolve, usage of email will decline as users focus on communicating through text messages and social networking applications. While we continually work to find new means of communicating and connecting with our members, these new means may not be as effective as email has historically been for us. Due to the importance of email to our business, any disruptions or restrictions on the distribution or receipt of emails or increase in the associated costs or erosion in our ability to communicate with our users via email could have a material adverse effect on our business, results of operations and financial condition.

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

Interruption, maintenance or failure of our programming code, servers or technological infrastructure could hurt our ability to effectively provide our applications, which could damage our reputation and harm our results of operations.

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

In addition, from time to time we experience limited periods of server downtime due to maintenance or enhancements. If our applications are unavailable during these periods of downtime or if our users are unable to access our applications within a reasonable amount of time, our business would be adversely affected and the reputation of our brands could be harmed.

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

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud and our business may be harmed and our stock price may be adversely impacted.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and to effectively prevent fraud.  Any inability to provide reliable financial reports or to prevent fraud could harm our business.  The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires management to evaluate and assess the effectiveness of our internal control over financial reporting.  In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls.  If we fail to maintain the adequacy of our internal controls over financial reporting, we could be subject to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports.  We cannot assure you that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective.  If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline.

Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that as of December 31, 2015 our internal control over financial reporting was not effective, due to the Company’s lack of an independent audit committee.

With respect to the year ended December 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures.  Based upon this evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

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

Our revenue and results of operations could vary significantly from period-to-period and year-to-year and may fail to match our past performance because of a variety of factors, many of which are outside of our control.  Any of these events could cause the market price of our common stock to fluctuate.  Factors that may contribute to the variability of our results of operations include:

●	changes in expectations as to our future financial performance;
●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or capital commitments;
●	market acceptance of our new applications and enhancements to our existing applications;
●	the amount of advertising and marketing that is available and spent on user acquisition campaigns;
●	disruptions in the availability of our applications on third party platforms;
●	actual or perceived violations of privacy obligations and compromises of subscriber data;
●	the entrance of new competitors in our market whether by established companies or the entrance of new companies;
●	additions or departures of key personnel and the cost of attracting and retaining application developers and other software engineers; and
●	general market conditions, including market volatility.

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

Clifford Lerner beneficially owned 30,250,000 shares of common stock as of March 7, 2016.  As long as Mr. Lerner beneficially owns more than 50% of our outstanding shares, he will be able to elect our entire Board of Directors, control all matters that require a stockholder vote (such as mergers, acquisitions and other business combinations) and exercise control over our management and operations. This concentration of ownership could result in a reduction in value to the common stock you own because of ineffective voting power, and could delay or prevent us from undergoing a change of control in the future on terms that other stockholders may desire. In addition, the interests of Mr. Lerner and our minority stockholders may not always be the same, and this concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or our best interests as a whole.

The issuance of shares upon the exercise of derivative securities may cause immediate and substantial dilution to our existing stockholders.

As of December 31, 2015, we had approximately 39.7 million shares of common stock that were issuable upon the conversion of the Note or upon the exercise of outstanding stock options or warrants. The issuance of shares upon the conversion or exercise, as applicable, of these derivative securities may result in substantial dilution to the equity interest and voting power of holders of our common stock.

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

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act. These include rules relating to independent directors, director nomination, audit and compensation committees, retention of audit committee financial expert and the adoption of a code of ethics.  Unless we voluntarily elect to fully comply with those obligations, which we have not done to date, the protections that these corporate governance provisions were enacted to provide will not exist with respect to us.  While we may apply to have our securities listed for trading on a national securities exchange in the future, which would require us to fully comply with those obligations, we cannot assure you that we will make such application, that we would be able to satisfy applicable listing standards, or if we did satisfy such standards, that we would be successful in continuing to meet such listing standards.  Even if we were listed on a national securities exchange as a controlled company, we would not be subject to certain corporate governance requirements.

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

We have faced and will continue to face substantial legal, accounting, administrative and other costs as a result of being a publicly reporting company. In addition to the requirements of the Sarbanes-Oxley Act, rules implemented by the SEC and the Public Company Accounting Oversight Board have required changes in the corporate governance practices of public companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make legal, accounting and administrative activities more time-consuming and costly. For example, we intend to form an independent audit committee and adopt policies regarding internal control over financial reporting and disclosure controls and procedures. We are also incurring higher costs to obtain directors’ and officers’ insurance than in prior periods. In addition, we may identify and incur additional costs and expenses associated with being a publicly held company.

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

Our principal executive office is located at 320 W 37th Street, 13th Floor, New York, NY 10018.  We currently do not own any real property.  The term of our office lease runs until March 4, 2022. Our monthly office rent payments under the lease are currently approximately $26,000 per month and escalate on an annual basis for each year of the term of the lease thereafter. In addition, we paid a security deposit in the amount of $200,659 on our office lease.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “STVI.” The following table sets forth the range of the quarterly high and low bid price information for the fiscal quarters indicated below as reported by the OTCQB.

	High Bid* ($)	Low Bid* ($)
2015
Fourth Quarter	$0.17	$0.06
Third Quarter	0.21	0.10
Second Quarter	0.25	0.15
First Quarter	0.25	0.16

2014
Fourth Quarter	$0.36	$0.18
Third Quarter	0.37	0.24
Second Quarter	0.40	0.25
First Quarter	0.51	0.27

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

Holders

As of March 7, 2016, there were approximately 25 holders of record of our common stock.  This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Dividend Policy

We have never declared or paid dividends on our common stock.  We do not anticipate paying any dividends on our common stock in the foreseeable future.  We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.  Any future determination to declare dividends will be subject to the discretion of our Board of Directors and will depend on various factors, including applicable Delaware law, future earnings, capital requirements, results of operations and any other relevant factors. In general, as a Delaware corporation, we may pay dividends out of surplus capital or, if there is no surplus capital, out of net profits for the fiscal year in which a dividend is declared and/or the preceding fiscal year. Pursuant to the terms of the Note that we issued to Sigma II on February 13, 2015, we are restricted from paying cash dividends on our common stock without first obtaining Sigma II’s prior written consent.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2015 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2015.

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

Overview

The Company operates a portfolio of two dating applications, FirstMet, available through desktop and mobile platforms, and The Grade, which is available through iOS and Android platforms. We also intend to expand our portfolio through the development of new applications, including a new application based on our existing product platform that we expect will launch in the third quarter of 2016. In March 2016, we completed a rebranding of our dating application “Are You Interested?” (“AYI”) under the name FirstMet. FirstMet offers the unique features and superior user experience of AYI under a refreshed brand identity.

Our dating applications and the revenues generated therefrom are supported by a large user database of approximately 30 million users. Our management believes that the scale of our user database presents a competitive advantage in the dating industry and can present growth opportunities to build future dating application brands or to commercialize by presenting third party advertising.

During 2015, a substantial amount of our resources were devoted to supporting the growth of The Grade, which has been offered to users for free since its launch in 2014. We currently have no plans to monetize The Grade, and during December 2015, we began concentrating resources on the upcoming rebranding of AYI to FirstMet in an effort to support FirstMet’s growth and increase our operating cash flow by focusing on our revenue-generating application. As a result, we achieved a 6.3% increase in bookings in December 2015 compared to the prior month and a 3.4% increase in bookings in January 2016 compared to the prior month. We expect that, for the foreseeable future, we will continue to allocate the significant majority of our resources and spending on FirstMet. As we sustain this lower level of spending on sales and marketing for The Grade, we expect that we may experience a decrease in the number of The Grade’s users and the growth in the cumulative number of swipes may slow over time.

Significant Developments

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

Strategic Review

In 2015, we initiated a strategic review process to identify ways to unlock shareholder value. As a result, we developed a new company strategy centered around the proactive commercialization of our 30 million user database via the development of a portfolio of products that are cross-sold to our users. In connection with this strategy, we recently completed the rebranding of AYI to FirstMet. We are also exploring opportunities to expand our portfolio through the development of new applications and plan to launch a new application based on our existing product platform in the third quarter of 2016.

Appointment of Independent Board Members

On May 22, 2015, our Board of Directors increased the size of our Board of Directors from two to three members and appointed Steven Fox, DDS, as the first independent member of our Board of Directors. On December 11, 2015, we appointed Neil Foster as the second independent member of our Board of Directors. In addition, on March 3, 2016 we appointed Judy F. Krandel to our Board of Directors and further increased the size of our Board of Directors to five members. Dr. Fox, Mr. Foster and Ms. Krandel will initially serve as directors until our annual meeting of stockholders in 2016.

Financing

On February 13, 2015, we closed a private placement of debt and equity securities for aggregate gross proceeds of $3,000,000, pursuant to which we issued Sigma Opportunity Fund II, LLC (“Sigma II”) the following securities: (i) 350,000 shares of our common stock, (ii) a 12% Senior Secured Convertible Note (the “Note”) in the aggregate principal amount of $3,000,000 and (iii) a warrant to purchase up to 10,500,000 shares of our common stock. The warrant has an exercise price of $0.35 per share, subject to certain adjustments, and expires on the earlier of February 13, 2020 or a change in control.

Simultaneously with the closing of the private placement, we entered into an advisory services agreement with Sigma Capital Advisors, LLC (“Sigma”) pursuant to which Sigma agreed to provide us with certain advisory and consulting services. As consideration for these services, we issued Sigma 150,000 shares of our common stock and a warrant to purchase up to 4,500,000 shares of our common stock. The warrant has an exercise price of $0.35 per share, subject to certain adjustments, and expires on the earlier of February 13, 2020 and a change in control. As long as the Note remains outstanding, we agreed to pay Sigma a monthly advisory fee of $10,000, up to an aggregate limit of $240,000, subject to certain exceptions. As of December 31, 2015, we had paid Sigma $110,000 in advisory fees.

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

We have used and will continue to use the proceeds from the private placement for general corporate purposes, which may include, among other things, capital expenditures, working capital and repayment or refinancing of existing indebtedness.

Operational Highlights and Objectives

During the year ended December 31, 2015, we executed key components of our objectives:

●	appointed two independent directors to our Board of Directors;
●	reactivated approximately 2 million inactive users from the AYI database, principally via targeted email campaigns;
●	reduced operating expenses by $1.9 million compared to the year ended December 31, 2014; and
●	increased user activity on The Grade, our new mobile dating application, exceeding a milestone of 43 million swipes.

In addition, in the portion of 2016 that has already transpired, we accomplished the following objectives:

●	appointed a third independent director to our Board of Directors;
●	relaunched our foundational product AYI under the new brand FirstMet; and
●	rebuilt and re-introduced our iPhone and Android mobile apps, with the goal of reducing the cost of innovation on mobile platforms.

For the near term, our business objectives include:

●	launching a new dating product leveraging our existing product platform and the strength of our user database;
●	continuing to grow and improve our mobile platforms;
●	reengaging more inactive users in our large user database; and
●	driving more international growth through foreign language translations of our apps.

Sources of Revenue

FirstMet operates on a “freemium” model, whereby certain application features are free to all users and other features are only available to paid subscribers. We generate revenue primarily when users purchase a subscription to obtain unlimited messaging and certain other premium features. We also generate a small portion of our revenue through advertisements and micro-transactions that allow users to access other premium features on our FirstMet application.

Currently, while The Grade is building its user community, it is offered for free to users. Apart from testing monetization approaches, we have no immediate plans to introduce a means of generating revenue from The Grade.

Subscription. We provide FirstMet users with the opportunity to purchase a subscription that provides for unlimited messaging and other premium features for the length of the subscription term. We believe that FirstMet users choose to become paid subscribers to communicate freely with potential matches and to enhance the online dating experience.

The majority of our revenue is generated from FirstMet subscriptions originating through the Facebook platform, and a significant amount of our revenue is generated from subscriptions through mobile platforms.

Our users have a variety of methods by which to purchase subscriptions to FirstMet.  Users can pay by credit card, electronic check, PayPal, Fortumo or as an in-App purchase through Apple Inc.’s App Store.  Pursuant to Apple Inc.’s terms of service, Apple Inc. retains 30% of the revenue that is generated from sales on our iPhone application through in-App purchases.

We recognize revenue from monthly FirstMet premium subscription fees in the month in which the services are provided during the subscription term.

Micro-transactions. Micro-transactions allow users to increase the visibility of their profile and messages on FirstMet by paying for such services. In addition, micro-transactions include activation fees for new subscriptions. While micro-transactions are not currently a significant driver of revenue, we believe that such micro-transactions increase user engagement with the application and the likelihood that users will become a paid subscriber. Revenue from micro-transactions is recognized over a two-month period.

Advertising. Our advertising revenue derived from FirstMet primarily consists of revenue from display ads. We generally reported our advertising revenue net of amounts due to agencies, brokers and counterparties. We recognize advertising revenue as earned on a click-through, impression, registration or subscription basis. When a user clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), registers for an external website via an advertisement clicks on or through our application (CPA basis), or clicks on an offer to subscribe to premium features on our application, the contract amount is recognized as revenue.

Costs and Expenses

Cost of revenue.  Cost of revenue consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in data center and customer care functions, credit card processing fees, hosting fees, and data center rent and bandwidth costs.

Sales and marketing expense. Sales and marketing expense consists primarily of advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel engaged in sales, and sales support functions. Advertising and promotional spend includes online marketing, including fees paid to search engines, and offline marketing, which is primarily partner-related payments to those who direct traffic to our brands. We plan to continue to expand sales and marketing efforts to attract new users, retain existing users and increase sales to both new and existing users.

Product development expense. Product development expense consists primarily of compensation (including stock-based compensation) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

General and administrative.  General and administrative expense consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and facilities costs and fees for other professional services.

Non-Operating Expenses

Change in fair value of derivative securities.  The conversion feature in our outstanding Note, our outstanding warrants and certain interest make-whole instruments are considered derivative instruments that require liability classification and marked-to-market accounting.  Our derivative liability is marked-to-market at the end of each reporting period on our Consolidated Balance Sheets, with the changes in fair value reported in earnings on our Consolidated Statements of Operations. We have included the marked-to-market adjustment on derivative liability as a non-operating expense as we do not believe that it is indicative of our core operating results.

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

An increase or decrease in the fair value of the derivative liability will decrease or increase the amount of our earnings, respectively, separate from income or loss from operations.  The primary cause of the change in the fair value of the derivative liability is the value of our common stock. If our common stock price increases, the value of these derivatives will generally increase and if our common stock price decreases, the value of these derivatives will generally decrease.

Key Metrics

Our management relies on certain non-GAAP and/or unaudited performance indicators to manage and evaluate our business.  The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our advertising and marketing efforts and assess operational efficiencies.  We also discuss net cash used in operating activities under the ‟Results of Operations” and ‟Liquidity and Capital Resources” sections below. Active subscribers, bookings and Adjusted EBITDA are discussed below.

	Three Months Ended		For the Years Ended
	December 31,		December 31,
	2015	2014	2015	2014
Active subscribers (at period end)	84,000	100,700	84,000	100,700
Bookings	$2,421,890	$3,090,652	$11,122,060	$12,894,316
Net cash provided by (used in) operating activities	$(25,582)	$220,659	$(1,211,919)	$(167,574)
Net loss	$(359,041)	$(247,553)	$(1,297,852)	$(1,657,877)
Adjusted EBITDA	$91,192	$969	$(66,313)	$(521,842)
Adjusted EBITDA as percentage of total revenues	3.4%	0.0%	(0.6)%	(3.8)%

The following table presents recent monthly bookings:

	Months Ended
	November	December	January
	2015	2015	2016
Bookings	$773,648	$822,526	$850,620

Active Subscribers

We believe that the number of active subscribers is a key operating metric to assess the potential of the recurring revenue stream of the FirstMet application. "Active subscribers" means current users that have prepaid a subscription fee for current access to the FirstMet application and whose subscription period has not yet expired. We plan to increase this metric by building a recognizable brand and increasing user engagement on FirstMet through the development of a superior feature set.

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

The following table presents a reconciliation of subscription revenue to bookings for each of the periods presented:

	Three Months Ended		For the Years Ended
	December 31,		December 31,
	2015	2014	2015	2014
Reconciliation of Subscription Revenue to Bookings
Subscription revenue	$2,571,374	$3,239,666	$11,568,273	$12,769,012
Change in deferred subscription revenue	(149,484)	(149,014)	(446,213)	125,304
Bookings	$2,421,890	$3,090,652	$11,122,060	$12,894,316

	Months Ended
	November	December	January
	2015	2015	2016
Reconciliation of Subscription Revenue to Bookings
Subscription revenue	$844,268	$866,165	$865,896
Change in deferred subscription revenue	(70,620)	(43,639)	(15,276)
Bookings	$773,648	$822,526	$850,620

Limitations of Bookings

Some limitations of bookings as a financial measure include that:

●	bookings does not reflect that we recognize subscription revenue from subscription fees and micro-transactions over the length of the subscription term or a two-month period, respectively; and
●	other companies, including companies in our industry, may calculate bookings differently or choose not to calculate bookings at all, which reduces its usefulness as a comparative measure.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended December 31,		For the Years Ended December 31,
	2015	2014	2015	2014
Reconciliation of Net loss to Adjusted EBITDA:
Net loss	$(359,040)	$(247,553)	$(1,297,852)	$(1,657,877)
Interest expense, net	437,954	15,763	1,538,320	30,900
Depreciation and amortization expense	35,578	51,534	167,161	181,675
Change in fair value of derivative liabilities	(360,000)	(70,275)	(1,640,000)	(117,125)
Loss on disposal of fixed assets	-	-	79,628	-
Stock-based compensation expense	336,700	251,500	1,086,430	1,040,585
Adjusted EBITDA	$91,192	$969	$(66,313)	$(521,842)

Results of Operations

The following table sets forth Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues:

	Years Ended
	December 31,
	2015	2014
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	14.2%	13.7%
Sales and marketing expense	45.0%	42.4%
Product development expense	17.5%	21.6%
General and administrative expense	34.9%	35.2%
Total costs and expenses	111.6%	112.9%
Loss from operations	(11.6)%	(12.9)%
Interest expense, net	(12.8)%	(0.2)%
Change in fair value of derivative liabilities	13.6%	0.9%
Total other income	(10.8)%	(12.2)%
Net loss	(10.8)%	(12.2)%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Revenues decreased to $12,021,030 for the year ended December 31, 2015, from $13,558,690 for the year ended December 31, 2014. The decrease is mainly driven by a decrease in subscription revenue primarily as a result of a decreased number of new international transactions and a decrease in the number of active subscribers.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the year ended December 31, 2015 and the year ended December 31, 2014, the decrease between those periods, the percentage decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Years Ended				Years Ended
	December 31,			%	December 31,
	2015	2014	Decrease	Decrease	2015	2014
Subscription revenue	$11,568,273	$12,769,012	$(1,200,739)	(9.4)%	96.2%	94.2%
Advertising revenue	452,757	789,678	(336,921)	(42.7)%	3.8%	5.8%
Total revenues	$12,021,030	$13,558,690	$(1,537,660)	(11.3)%	100.0%	100.0%

Subscription - Our subscription revenue for the year ended December 31, 2015 decreased by $1,200,739, or 9.4%, as compared to the year ended December 31, 2014.  This decrease in subscription revenue for the year ended December 31, 2015 was primarily due to a decrease in new transaction volume. This was driven in part by a decrease in sales and marketing expense of 5.7% in 2015 as compared to 2014. In addition, revenue was negatively affected by an effective decrease in foreign currency exchange of 13% in 2015 as compared to 2014. Bookings was $680 thousand lower based on weighted average 2015 currency exchange rates versus the amount that would have been generated using weighted average 2014 exchange rates, resulting in a decrease of 5.6%. Subscription revenue as a percentage of total revenue was 96.2% for the year ended December 31, 2015, as compared to 94.2% for the year ended December 31, 2014.

Advertising - Our advertising revenue for the year ended December 31, 2015 decreased by $336,921, or 42.7%, as compared to the year ended December 31, 2014.  The decrease in advertising revenue primarily resulted from the termination of our Business Development Agreement with Match.com in August 2014, offset by revenue generated from arrangements with multiple advertising partners that we entered into during 2015. Advertising revenue as a percentage of total revenue was 3.8% for the year ended December 31, 2015, as compared to 5.8% for the year ended December 31, 2014.

Costs and Expenses

Total costs and expenses for the year ended December 31, 2015 reflect a decrease in costs and expenses of $1,882,230, or 12.3%, as compared to the year ended December 31, 2014. The following table presents our costs and expenses for the year ended December 31, 2015 and 2014, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Years Ended
	December 31,			%
	2015	2014	Decrease	Decrease
Cost of revenue	$1,702,321	$1,860,727	$(158,406)	(8.5)%
Sales and marketing expense	5,414,563	5,742,935	(328,372)	(5.7)%
Product development expense	2,103,300	2,926,802	(823,502)	(28.1)%
General and administrative expense	4,200,378	4,772,328	(571,950)	(12.0)%
Total costs and expenses	$13,420,562	$15,302,792	$(1,882,230)	(12.3)%

Cost of revenue - Our cost of revenue for the year ended December 31, 2015 decreased by $158,406, or 8.5%, as compared to the year ended December 31, 2014.  The decrease in this expense for the year ended December 31, 2015 was primarily driven by reduced headcount and the capitalization of server equipment. Cost of revenue as a percentage of total revenues was 14.2% for the year ended December 31, 2015, as compared to 13.7% for the year ended December 31, 2014.

Sales and marketing expense - Our sales and marketing expense for the year ended December 31, 2015, decreased by $328,372, or 5.7%, as compared to the year ended December 31, 2014.  The decrease in sales and marketing expense for the year ended December 31, 2015 was primarily driven by reduced headcount and lower volume of user acquisition campaigns as compared to the comparable period in 2014. Sales and marketing expense as a percentage of total revenues was 45.0% for the year ended December 31, 2015, as compared to 42.4% for the year ended December 31, 2014. For the year ended December 31, 2015, advertising expense for FirstMet and The Grade was $4,866,392 and $183,102, respectively. For the year ended December 31, 2014, advertising expense for FirstMet and The Grade was $5,143,795 and $14,208, respectively.

Product development expense - Our product development expense for the year ended December 31, 2015 decreased by $823,502, or 28.1%, as compared to the year ended December 31, 2015.  The decrease in product development expense for the year ended December 31, 2015 was primarily due to reduced headcount. Product development expense as a percentage of total revenues were 17.5% for the year ended December 31, 2015, as compared to 21.6% for the year ended December 31, 2014.

General and administrative expense - Our general and administrative expense for the year ended December 31, 2015 decreased by $571,950, or 12.0%, as compared to the year ended December 31, 2014.  The decrease in general and administrative expense for the year ended December 31, 2015 was primarily driven by lower fixed asset depreciation, a decrease in accounting and legal fees and reduced headcount. General and administrative expense as a percentage of total revenues was 34.9% for the year ended December 31, 2015, as compared to 35.2% for the year ended December 31, 2014.

Non-Operating Income

The following table presents the components of non-operating income for the year ended December 31, 2015 and the year ended December 31, 2014, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Years Ended
	December 31,			%
	2015	2014	Increase	Increase
Interest expense, net	$(1,538,320)	$(30,900)	$1,507,420	4,878.4%
Gain on change in fair value of derivative liabilities	1,640,000	117,125	1,522,875	1,300.2%
Total non-operating income	$101,680	$86,225	$15,455	17.9%

Interest expense, net

Interest expense, net for the year ended December 31, 2015 was $1,538,320, a net increase of $1,507,420, or 4,878.4%, as compared to $(30,900) for the year ended December 31, 2014.  The interest expense represents the amortization of debt discount and debt issuance cost relating to the issuance of the Note, along with the contractual interest incurred on the Note. Interest expense, net represented (12.8)% and (0.2)% of total revenues for the year ended December 31, 2015 and 2014, respectively.

Change in fair value of derivative liabilities

Our derivative liability is marked-to-market in each reporting period, with changes in fair value reported in earnings. The marked-to-market gain of $1,640,000 for the year ended December 31, 2015 and $117,125 for the year ended December 31, 2014 represented the changes in fair value of the derivative liability during those periods. The gain on change in fair value of derivative liabilities represented 13.6% and 0.9% of total revenues for year ended December 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

	Years Ended
	December 31,
	2015	2014
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(1,211,919)	$(167,574)
Net cash used in investing activities	(17,638)	(11,685)
Net cash provided by financing activities	2,222,434	390,292
Net increase in cash and cash equivalents	$992,877	$211,033

We have historically financed our operations through cash generated from debt and equity offerings, cash provided from operations and promissory notes from investors. We are continuously evaluating and implementing cost reduction initiatives to manage the expense of our operations, and our cost reduction initiatives in 2015 included reductions in our workforce and reductions in our sales and marketing expense.

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

As of December 31, 2015, we had $2,131,262 in cash and cash equivalents, as compared to cash and cash equivalents of $1,138,385 as of December 31, 2014.  Historically, our working capital has been generated through operations and equity offerings. If we grow and expand our operations, our need for working capital will increase. We intend to finance our business and growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

We have also incurred debt as a means of generating liquidity. During the year ended December 31, 2015, we repaid in full two promissory notes in the aggregate principal amount of $400,000. As of December 31, 2015, the outstanding principal amount of our debt was $3,000,000, which consisted entirely of the Note, which is discussed in more detail below.

Sigma II Note

On February 13, 2015, we issued the Note in the aggregate principal amount of $3,000,000 to Sigma II in a private placement. The Note bears interest at a rate of 12% per annum and matures on the earlier of February 13, 2017 or a change in control. During any time while the Note is outstanding, the outstanding principal balance of the Note, together with all accrued and unpaid interest, is convertible into shares of our common stock at the option of Sigma II at a conversion price of $0.20 per share, subject to certain adjustments. The Note requires us to maintain an aggregate cash balance of $1,350,000 million in our bank accounts or we will be required to make partial prepayments on the Note. If we fail to maintain this aggregate cash balance in our bank accounts for a thirty day period, we are required to make a $125,000 prepayment on the Note. For each subsequent calendar month that the aggregate cash balance in our bank accounts does not equal or exceed $1,500,000 million, we must make an additional $125,000 prepayment on the Note. Our obligations under the Note are secured by a first priority lien on all of our assets and property. The Note is secured by up to 65% of the outstanding capital stock and other equity interests of Snap Mobile Limited, our wholly owned subsidiary. Snap Mobile Limited is also a guarantor of the Note. We have and will continue to use the proceeds from the private placement for general corporate purposes, including working capital. Contractual interest expense under the Note incurred for the year ended December 31, 2015 was $316,000.

Our ability to continue to meet our obligations and make payments on the Note is dependent upon establishing consistently profitable operations, which may be supplemented by raising additional funds through public or private financings. Although we currently believe that we have sufficient resources to make our required payments on the Note throughout 2016, we believe that we will need to raise additional capital in the future to fund our operations and repay the Note when it becomes due on February 13, 2017. If we are unable to raise additional capital, we may need to restructure or refinance the Note, and we may not be able to complete such restructuring or refinancing on terms that are acceptable to us or at all. If we cannot make scheduled payments on the Note or repay the Note when it becomes due, we will be in default and Sigma II could declare all outstanding principal and interest on the Note to be immediately due and payable and could foreclose against the assets securing the Note, which could force us into bankruptcy or liquidation.

Going Concern

Our financial statements for the year ended December 31, 2015 indicate there is substantial doubt about our ability to continue as a going concern as we require additional equity and/or debt financing to continue our operations. We must ultimately generate sufficient cash flow to meet our obligations on a timely basis, repay the Note which is due on February 13, 2017, attain profitability in our business operations and be able to fund our long term business development and growth plans. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer-term business plan. Our liquidity and capital resources have decreased as a result of the net operating loss of $1.2 million that we incurred during the year ended December 31, 2015. On December 31, 2015, our accumulated deficit amounted to $14.7 million.

Operating Activities

Net cash used in operating activities was $1,211,919 for the year ended December 31, 2015, as compared to net cash used in operating activities of $167,574 for the year ended December 31, 2014. This increase in net cash used in operating activities of $1,044,345 was a result of a decrease in our payables and accrued expenses mainly driven by the one-time repayment of the advance under our Acquisition Agreement with Zoosk, an increase of security deposit expenses in connection with the relocation of our corporate office and a decrease in deferred revenue. Other items impacting our cash flow were significant cash outlays relating to advertising and marketing expenses which were offset in part by collections in subscription revenue received during the period.

Significant items impacting cash flow in the year ended December 31, 2015 included significant cash outlays relating to advertising and marketing expense. These uses of cash were offset in part by collections in subscription revenue received during the period.

Investing Activities

Cash used in investing activities for the year ended December 31, 2015 and 2014 was $17,638 and $11,685, respectively.  Cash used in investing activities included purchases of property and equipment totaling $77,283 and $3,731 during the year ended December 31, 2015 and 2014, respectively. These purchases consisted primarily of computers and office furniture. The increase in 2015 was due to the purchasing of fixed assets resulting from the relocation of the Company’s headquarters. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2015 and 2014 was $2,222,434 and $390,292, respectively.

The increase relates to the issuance of the Note in the aggregate principal amount of $3,000,000 to Sigma II during the year ended December 31, 2015, which was partially offset by the repayment of two promissory notes in the aggregate principal amount of $400,000 and payments for our capital lease obligations.

Contractual Obligations and Commitments

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

On February 4, 2015, the Company entered into a lease for office space located at 320 W 37th Street, 13th Floor, New York, NY 10018 and paid a security deposit in the amount of $200,659. The term of the lease runs until March 4, 2022. The Company’s monthly office rent payments under the lease are currently approximately $26,000 per month and escalate on an annual basis for each year of the term of the lease thereafter.

On December 31, 2015, our contractual obligations and commitments were as follows:

Year	Amount
2016	399,449
2017	398,996
2018	343,311
2019	356,813
2020 and thereafter	809,458
Total	$2,308,027

Off-Balance Sheet Arrangements

 As of December 31, 2015, we did not have any off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03 (“ASU 2015-03”), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. We have elected to early-adopt ASU 2015-03 and, as a result, recorded the $314,249 of offering costs incurred in connection with the issuance of the Note as a debt discount on the date the Note was issued that will be amortized over the term of the Note.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern, which is included in Accounting Standards Codification 205, Presentation of Financial Statements. This update provides an explicit requirement for management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The amendments are effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”),  which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Snap Interactive, Inc.

We have audited the accompanying consolidated balance sheet of Snap Interactive, Inc. and Subsidiary (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Snap Interactive Inc. and Subsidiary as of December 31, 2015 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2, the Company has incurred net losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP Marcum LLP
New York, NY
March 14, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Snap Interactive, Inc.

We have audited the accompanying consolidated balance sheet of Snap Interactive, Inc. (the “Company”) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Snap Interactive, Inc. at December 31, 2014, and the consolidated results of its operations and its cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, NY
March 5, 2015

SNAP INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$2,131,262	$1,138,385
Credit card holdback receivable	165,853	648,759
Accounts receivable, net of allowances and reserves of $55,468 and $42,533, respectively	206,547	221,128
Short term security deposits	-	115,104
Prepaid expense and other current assets	108,871	93,542
Total current assets	2,612,533	2,216,918
Fixed assets and intangible assets, net	387,617	563,123
Notes receivable	81,123	78,520
Long term security deposits	279,410	135,000
Investments	200,000	200,000
Total assets	$3,560,683	$3,193,561

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,065,662	$1,074,345
Accrued expenses and other current liabilities	367,018	1,062,836
Notes payable	-	400,000
Deferred subscription revenue	1,505,862	1,952,075
Deferred advertising revenue	-	13,427
Total current liabilities	2,938,542	4,502,683
Deferred rent, net of current portion	99,595	-
Convertible note payable, net of discount	1,636,585	-
Derivative liabilities	473,425	23,425
Capital lease obligations, net of current portion	75,560	149,055
Total liabilities	5,223,707	4,675,163
Commitments and Contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,017,826 and 49,507,826 shares issued, respectively, and 39,692,826 and 39,182,826 shares outstanding, respectively	39,693	39,183
Additional paid-in capital	12,974,409	11,858,489
Accumulated deficit	(14,677,126)	(13,379,274)
Total stockholders' deficit	(1,663,024)	(1,481,602)
Total liabilities and stockholders' deficit	$3,560,683	$3,193,561

The accompanying notes are an integral part of these consolidated financial statements.

SNAP INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014
Revenues:
Subscription revenue	$11,568,273	$12,769,012
Advertising revenue	452,757	789,678
Total revenue	12,021,030	13,558,690
Costs and expenses:
Cost of revenue	1,702,321	1,860,727
Sales and marketing expense	5,414,563	5,742,935
Product development expense	2,103,300	2,926,802
General and administrative expense	4,200,378	4,772,328
Total operating costs and expenses	13,420,562	15,302,792
Loss from Operations	(1,399,532)	(1,744,102)
Interest expense, net	(1,538,320)	(30,900)
Change in fair value of derivative liabilities	1,640,000	117,125
Net loss	$(1,297,852)	$(1,657,877)

Loss per share of common stock:
Basic and diluted	$(0.03)	$(0.04)
Weighted average number of common shares used in calculating net loss per share of common stock:
Basic and diluted	39,627,264	39,169,196

The accompanying notes are an integral part of these consolidated financial statements.

SNAP INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance on January 1, 2014	39,132,826	$39,133	$10,813,205	$(11,721,397)	$(869,059)
Common stock issued for consulting services	50,000	50	(50)	-	-
Stock-based compensation expense for restricted stock awards	-	-	899,856	-	899,856
Stock-based compensation expense for stock options	-	-	140,728	-	140,728
Warrants issued for debt issuance cost	-	-	4,750	-	4,750
Net loss	-	-	-	(1,657,877)	(1,657,877)
Balance on December 31, 2014	39,182,826	$39,183	$11,858,489	$(13,379,274)	$(1,481,602)
Common stock issued in connection with Securities Purchase Agreement	350,000	350	(350)	-	-
Common stock issued in connection with Advisory Services Agreement	150,000	150	29,850	-	30,000
Stock-based compensation expense for restricted stock awards and shares issued for consulting services	10,000	10	880,819	-	880,829
Stock-based compensation expense for stock options	-	-	205,601	-	205,601
Net loss	-	-	-	(1,297,852)	(1,297,852)
Balance on December 31, 2015	39,692,826	$39,693	$12,974,409	$(14,677,126)	$(1,663,024)

The accompanying notes are an integral part of these consolidated financial statements.

SNAP INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,297,852)	$(1,657,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167,161	181,675
Lease obligation interest expense	-	3,473
Stock-based compensation expense	1,086,430	1,040,585
Loss on disposal of fixed assets	79,628	-
Amortization of debt issuance cost	139,406	3,958
Amortization of debt discount	932,219	-
Change in fair value of derivative liabilities	(1,640,000)	(117,125)
Changes in operating assets and liabilities:
Restricted cash	-	490,315
Credit card holdback receivable	482,906	(416,495)
Accounts receivable	14,581	164,242
Security deposits	(85,554)	(250,104)
Prepaid expenses and other current assets	(16,120)	22,113
Accounts payable, accrued expenses and other current liabilities	(703,802)	567,579
Deferred rent	88,718	(38,644)
Deferred subscription revenue	(446,213)	125,304
Deferred advertising revenue	(13,427)	(286,573)
Net cash used in operating activities	(1,211,919)	(167,574)
Cash flows from investing activities:
Purchase of property and equipment	(77,283)	(3,731)
Proceeds from sale of fixed assets	6,000	-
Security deposits for property and equipment	56,248	-
Purchase of non-marketable equity securities	-	(100,000)
Repayment (issuance) to employees of note receivable and accrued interest	(2,603)	92,046
Net cash used in investing activities	(17,638)	(11,685)
Cash flows from financing activities:
Payments of capital lease obligations	(63,317)	(9,708)
Repayment of promissory notes	(400,000)	-
Payment of financing costs	(314,249)	-
Proceeds from issuance of convertible promissory note	3,000,000	400,000
Net cash provided by financing activities	2,222,434	390,292
Net increase in cash and cash equivalents	992,877	211,033
Balance of cash and cash equivalents at beginning of year	1,138,385	927,352
Balance of cash and cash equivalents at end of year	$2,131,262	$1,138,385
Supplemental disclosure of cash flow information:
Cash paid in interest	$316,000	$-
Cash paid in taxes	$-	$-

Non-cash investing and financing activities:
Compound embedded derivative under the Note and Securities Purchase Agreement recorded as derivative liabilities (See Note 6)	$1,748,000	$-
Warrants issued under the Advisory Services Agreement as additional consideration for the Note and recorded as derivative liabilities (See Note 6)	$342,000	$-
Warrants issued for debt issuance costs	$-	$4,750
Common stock issued under the Advisory Services Agreement as additional consideration for the Note	$30,000	$-
Equipment acquired under capital lease obligations	$-	$218,605

The accompanying notes are an integral part of these consolidated financial statements.

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Snap Interactive, Inc. (together with its wholly owned subsidiary, Snap Mobile Limited, the “Company”) was incorporated under the laws of the State of Delaware on July 19, 2005.   Snap Mobile Limited is a United Kingdom corporation, and was incorporated on September 10, 2009.

The Company operates a portfolio of two dating applications, FirstMet, available through desktop and mobile platforms, and The Grade, which is available through iOS and Android platforms. In March 2016, we completed a rebranding of our dating application “Are You Interested?” (“AYI”) under the name FirstMet.

2. Going Concern and Management’s Plans

The Company reported a loss of $1.3 million for the year ended December 31, 2015. On December 31, 2015, the Company’s accumulated deficit amounted to $14.7 million. The Company’s convertible note payable with a principal amount outstanding of $3 million matures on February 13, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital in order to sustain its operations while continuing the longer term efforts contemplated under its business plan. The Company cannot provide any assurance that it will raise additional capital. Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company has not secured any commitment for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. The accompanying financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, were prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP").  All intercompany balances and transactions have been eliminated upon consolidation.

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

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Accounting Standards Codification (“ASC”) No. 605, Revenue Recognition.   In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

The Company has revenue streams consisting of subscriptions and advertisements.  The Company recognizes revenue from monthly premium subscription fees beginning in the month in which the services are provided.  Revenues are presented net of refunds, credits, and known and estimated credit card chargebacks.  During 2014 and 2015, subscriptions were offered in durations of one-, three-, six- and twelve-month terms.  Longer-term plans (those with durations longer than one month) are generally available at discounted monthly rates.  All subscription fees, however, are collected at the time of purchase regardless of the length of the subscription term.  Revenues from multi-month subscriptions are recognized over the length of the subscription term.  The difference between the gross cash receipts collected and the revenue recognized from those sales during that reporting period will appear as deferred revenue.

The Company’s payment processors have established routine reserve accounts to secure the performance of the Company’s obligations under its service agreements, which is standard practice within the payment processing industry. These reserve accounts withhold a small percentage of the Company’s sales in a segregated account in the form of a six-month rolling reserve. The funds that are withheld each month are returned to the Company on a monthly basis after six months of being held in the reserve account and any remaining funds will be returned to the Company 90 to 180 days following termination of such agreements. These funds are classified as credit card holdback receivables and totaled $165,853 and $648,759 on December 31, 2015 and December 31, 2014, respectively.

We generate advertising revenue from advertising agreements with third parties. We recognize advertising revenue from these agreements ratably over the term of the agreement.

Cost of revenue

Cost of revenue consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in data center and customer care functions, credit card processing fees, hosting fees, and data center rent and bandwidth costs.

Sales and marketing

Sales and marketing expense consists primarily of advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel engaged in sales, and sales support functions. Sales and marketing spend includes online marketing, including fees paid to search engines, and offline marketing, which is primarily partner-related payments to those who direct traffic to our brands. Total advertising expense for the year ended December 31, 2015 was $5,049,494, as compared to $5,158,003 for the year ended December 31, 2014.

For the year ended December 31, 2015, advertising expense for FirstMet and The Grade was $4,866,392 and $183,102, respectively. For the year ended December 31, 2014, advertising expense for FirstMet and The Grade was $5,143,795 and $14,208, respectively.

Product development

Product development expense consists primarily of compensation (including stock-based compensation) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

The Company has adopted the provisions of ASC No. 350, Intangibles – Goodwill & Other.  Costs incurred in the planning stage of a website are expensed as research and development expenses while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years.  The Company did not capitalize any research and development expenses during the years ended December 31, 2015 and 2014.

General and administrative

General and administrative expense consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources, and facilities costs and fees for professional services. General and administrative also includes depreciation of fixed assets such as computers, and furniture and fixtures.

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

The Company recognizes the impact of an uncertain tax position in its financial statements if, in management's judgment, the position is more-likely-than-not sustainable upon audit based on the position's technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for uncertain tax positions is necessary.  Different conclusions reached in this assessment can have a material impact on our consolidated financial statements.  Currently, the Company has no uncertain tax positions. The Company includes interest and penalties as a component of income tax on the consolidated statements of operations and had no interest or penalties for 2015 or 2014.

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

The fair value of each option granted under the Company's Amended and Restated 2011 Long-Term Incentive Plan (the “Plan”) was estimated using the Black-Scholes option-pricing model (see Note 13 for further details).  Using this model, fair value is calculated based on assumptions with respect to the (i) expected volatility of the Company's common stock price, (ii) expected life of the award, which for options is the period of time over which employees and non-employees are expected to hold their options prior to exercise, (iii) expected dividend yield on the Company's common stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term.  Expected volatility is estimated based on the Company's historical volatilities.  The expected life of options has been determined using the "simplified" method as prescribed by Staff Accounting Bulletin (“SAB”) No. 110, an amendment to SAB No. 107, which uses the midpoint between the vesting date and the end of the contractual term.  The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying dividends in the foreseeable future.

Net Loss Per Share

Basic net loss per common share is determined using the two-class method and is computed by dividing net loss by the weighted-average number of common shares outstanding during the period as defined by ASC No. 260,  Earnings Per Share.  The two-class method is an earnings allocation formula that determines income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  The two-class method treats a participating security as having rights to earnings that otherwise would have been available to common shareholders.  According to the contractual terms of participating securities, such securities do not participate in losses.

Diluted net loss per common share reflects the more dilutive earnings per share amount calculated using the treasury stock method or the two-class method, taking into account any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and unvested shares of restricted common stock (using the treasury stock method).  To the extent stock options, stock equivalents and warrants are antidilutive, they are excluded from the calculation of diluted income per share.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.  Cash and cash equivalents consist of cash on deposit with banks and money market funds. The Company maintains cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

 SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

The Company follows ASC 325-20, Cost Method Investments (“ASC 325-20”), to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

Reclassification

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2015 presentation. These reclassifications have no impact on the previously reported net loss.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, credit card holdback receivable, prepaid expenses, accounts payable, accrued expenses and deferred revenue, approximate fair value due to the short-term nature of these instruments.

Receivables

On December 31, 2015, the Company had accounts receivable from payment processors in the amount of $262,015, as compared to $263,661 on December 31, 2014. The settlement of credit card sales by payment processors typically occurs several days after the date of the charge, and we generally receive payments from mobile payment processors and advertising networks on a monthly basis.

The Company has an additional reserve for potential credit card chargebacks based on historical experience and knowledge of the industry.  The Company reserved $55,468 and $42,533 for potential future credit card chargebacks as of December 31, 2015 and 2014, respectively.

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

Software and website costs	3 years
AYI.com domain name	15 years
FirstMet.com domain name	15 years

No impairments were recorded on intangible assets and no impairment indicators were noted for the periods presented in these consolidated financial statements.

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03 (“ASU 2015-03”), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. We have elected to early-adopt ASU 2015-03 and, as a result, recorded the $314,249 of offering costs incurred in connection with the issuance of the Note as a debt discount on the date the Note was issued that will be amortized over the term of the Note.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern, which is included in Accounting Standards Codification 205, Presentation of Financial Statements. This update provides an explicit requirement for management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The amendments are effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”),  which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

4. Accounts Receivable, Net

Accounts receivable, net consisted of the following as of December 31, 2015 and December 31, 2014:

	December 31,	December 31,
	2015	2014

Accounts receivable	$262,015	$263,661
Less: reserve for future chargebacks	(55,468)	(42,533)
Total accounts receivable, net	$206,547	$221,128

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit card payments for subscriptions and micro-transactions typically settle several days after the date of purchase. The amount of unsettled transactions due from credit card payment processors as reported under accounts receivable on the Company’s Consolidated Balance Sheet was $147,582 as of December 31, 2015, as compared to $135,535 as of December 31, 2014. The amount of accounts receivable due from Apple Inc. was $76,074, or 36.8% of the Company’s accounts receivable, as of December 31, 2015, compared to $116,427, or 52.6% of the Company’s accounts receivable, as of December 31, 2014.

5. Security Deposits

In October 2014, the Company issued a $135,000 security deposit which replaced the previous letter of credit as part of the new capital lease obligations for equipment with Hewlett Packard Financial Services Company (“HP”). In November 2015, HP returned $60,000 of the security deposit. The Company recorded $75,000 and $135,000 under long-term security deposits on its Consolidated Balance Sheet as of December 31, 2015 and December 31, 2014, respectively.

In February 2015, the Company issued $200,659 as a security deposit as part of a new office rent lease (see Note 14). The Company recorded the $200,659 under long-term security deposits on its Consolidated Balance Sheet as of December 31, 2015.

In November 2015, the Company issued $3,751 as a security deposit as part of the Company’s new data center. The Company recorded the $3,751 under long-term security deposits on its Consolidated Balance Sheet as of December 31, 2015.

6. Fair Value Measurements

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

●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liabilities	$-	$-	$273,425	$273,425
Compound embedded derivative	-	-	200,000	200,000
Total derivative liabilities	$-	$-	$473,425	$473,425

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liability	$-	$-	$23,425	$23,425
Total derivative liability	$-	$-	$23,425	$23,425

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. The common stock purchase warrants and the conversion feature embedded in the Note do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at a lower price in the future. In addition, the Company issued warrants to purchase common stock in January 2011 in conjunction with an equity financing.  In accordance with ASC Topic 480, Distinguishing Liabilities from Equity, the fair value of these warrants is classified as a liability on the Company’s Consolidated Balance Sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders. In addition, the Company entered into an Advisory Services Agreement (the “Advisory Agreement”), dated as of February 13, 2015, by and between the Company and Sigma Capital Advisors, LLC (“Sigma”), that contains certain provisions whereby the Company will be required to make certain make-whole cash payments to the holder of the Note payable upon the occurrence of certain future events, as more fully described in Note 10. Such instruments do not have fixed settlement provisions and have also been recorded as derivative liabilities. Corresponding changes in the fair value of the derivative liabilities are recognized in earnings on the Company’s Consolidated Statements of Operations in each subsequent period.

The Company’s derivative liabilities are carried at fair value and were classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. In order to calculate fair value, the Company uses a custom model developed with the assistance of an independent third-party valuation expert. This model calculates the fair value of the warrant derivative liabilities at each measurement date using a Monte-Carlo style simulation, as the value of certain features of the warrant derivative liabilities would not be captured by the standard Black-Scholes model. A significant increase in the volatility and/or stock price of the Company would, in isolation, result in significantly higher fair value.

The following table summarizes the values of certain assumptions used by the Company to estimate the fair value of the warrant liabilities as of December 31, 2015 and December 31, 2014:

	December 31,	December 31,
	2015	2014

Stock price	$0.08	$0.20
Weighted average strike price	$0.64	$2.50
Remaining contractual term (years)	4.12	1.1
Volatility	95.0%	125.7%
Risk-free rate	1.54%	0.3%
Dividend yield	0.0%	0.0%

The following table summarizes the values of certain assumptions used by the Company to estimate the fair value of the compound embedded derivative as of December 31, 2015:

December 31,
2015

Stock price	$0.08
Strike price	$0.20
Remaining contractual term (years)	1.12
Volatility	95.0%
Risk-free rate	0.7%
Dividend yield	0.0%

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Years Ended
	December 31,
	2015	2014
Beginning balance	$23,425	$140,550
Fair value of derivatives issued	2,090,000	-
Change in fair value of derivative liabilities	(1,640,000)	(117,125)
Ending balance	$473,425	$23,425

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

As of December 31, 2015, the aggregate carrying amount of the Company’s cost-method investment in DCL, which was a non-controlled related party entity, was $200,000. The Company assesses all cost-method investments for impairment quarterly. No impairment loss was recorded during the year ended December 31, 2015. The Company does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments (See Note 16).

8. Fixed Assets and Intangible Assets, Net

Fixed assets and intangible assets, net consisted of the following on December 31, 2015 and December 31, 2014:

	December 31,	December 31,
	2015	2014
Computer equipment	$260,355	$256,610
Furniture and fixtures	98,160	142,856
Leasehold improvements	21,026	382,376
Software	10,968	10,968
Website domain name	139,025	124,938
Website costs	40,500	40,500
Equipment under capital leases	218,605	218,605
Total fixed assets and intangible assets	788,639	1,176,853
Less: Accumulated depreciation and amortization	(401,022)	(613,730)
Total fixed assets and intangible assets, net	$387,617	$563,123

Depreciation and amortization expense for the year ended December 31, 2015 was $167,161, as compared to $181,675 for the year ended December 31, 2014. The Company only holds fixed assets in the United States.

As of December 31, 2015 and 2014, the Company held equipment under capital leases in the gross amount of $218,605 net of accumulated amortization of $80,647 and $7,779, respectively. Amortization expense for the capital leases for the year ended December 31, 2015 was $72,868, as compared to $7,779 for the year ended December 31, 2014.

During March 2015, the Company disposed of fixed assets, primarily consisting of leasehold improvements and furniture and fixtures, in connection with the relocation of the Company’s corporate headquarters. The net loss on the disposal of the fixed assets for the year ended December 31, 2015 was $79,628.

Amortization expense to be recorded as it relates solely to the Company’s intangible assets as of December 31, 2015 is approximately $8,390 per year through 2024.

9. Notes Receivable

As of December 31, 2015, the Company had notes receivable due in the aggregate amount of $81,123 from two former employees.  The employees issued the notes to the Company since the Company paid taxes for stock-based compensation on these employees’ behalf in 2011 and 2012.  The outstanding amounts under the notes are secured by pledged stock certificates and are due at various times during 2021-2023.  Interest accrues on these notes at rates ranging from 2.80% to 3.57% per annum.

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes

The income tax provision (benefit) consists of the following:

	For The Years Ended
	December 31,
	2015	2014
Federal:
Current	$-	$-
Deferred	(434,364)	(588,940)

State and local:
Current	-	-
Deferred	(22,664)	(5,949)
	(457,028)	(594,889)
Change in valuation allowance	457,028	594,889
Income tax provision (benefit)	$-	$-

Significant components of the Company's deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2015	2014
Deferred Tax Liability:
Furniture, fixtures, equipment and intangibles	$(18,784)	$(32,089)
Other	-	(27,258)
Warrants	(1,055,849)	(1,039,489)
Debt discount	(424,920)	-
Deferred Tax Assets:
Stock options for services	1,684,668	1,275,925
Net operating loss carry-forward	4,765,793	4,510,554
Derivative liabilities	171,716	-
Reserve for future charge backs and other	50,356	28,309
Valuation allowance	(5,172,980)	(4,715,952)
Net deferred tax assets (liabilities)	$-	$-

Due to uncertainties regarding benefits and utilization of the total deferred tax assets, a valuation allowance of $5,172,980 has been recorded. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. The valuation allowance on our total deferred asset increased by $457,028 from 2014 to 2015.  On December 31, 2015, the Company had U.S. federal tax net operating loss (“NOL”) carry-forwards of $13,322,521, which will expire between 2030 and 2035.

The deferred tax liability results primarily from the use of accelerated methods of depreciation of equipment for tax purposes and the fluctuation of the fair market value of warrants.

A reconciliation from the federal income tax provision from continuing operations at the statutory rate to the effective rate is as follows:

	Years Ended December 31,
	2015	2014
Federal income tax benefit at statutory rate	$(441,270)	$(580,257)
Increase (decrease) in income taxes resulting from:
State and local income taxes	(22,667)	204,366
Change in deferred tax asset valuation allowance	457,028	367,359
Non-deductible expenses and other	6,909	8,532
Income Tax Expense	$-	$-

The Company files U.S. federal income tax returns, as well as income tax returns for New York State, and New York City.  The following years remain open for possible examination:  2009 through 2014.

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following on December 31, 2015 and December 31, 2014:

	December 31,	December 31,
	2015	2014

Compensation and benefits	$176,410	$360,515
Deferred rent	-	10,877
Professional fees	102,200	254,807
Repayment of advertising agreement advance	-	329,165
Other accrued expenses	88,408	107,472
Total accrued expenses and other current liabilities	$367,018	$1,062,836

12. Notes and Convertible Note Payable

Notes Payable

On April 24, 2014, the Company issued a promissory note in the amount of $300,000 to a related party, Clifford Lerner, President of The Grade and the Chairman of the Company’s Board of Directors. The promissory note was originally due and payable on January 24, 2015, but was subsequently amended to extend its maturity for an additional nine months and was due and payable on October 24, 2015 and bore interest at the rate of nine percent (9%) per annum. On March 25, 2015, the promissory note was repaid in full. Interest expense for the year ended December 31, 2015 was $1,844, as compared to $18,516 for the year ended December 31, 2014.

On May 20, 2014, the Company issued a promissory note in the amount of $100,000 and a warrant to purchase 25,000 shares of its common stock to Thomas Carrella. The promissory note was due and payable on February 20, 2015 and bore interest at the rate of fifteen percent (15%) per annum. The Company calculated the fair value of the warrant using Black-Scholes option pricing model and recorded $4,750 of deferred financing costs related to the issuance of the warrant that were amortized over the term of the promissory note. On February 20, 2015, the promissory note was repaid in full. Interest expense for the year ended December 31, 2015 was $2,029, as compared to $9,221 for the year ended December 31, 2014.

Securities Purchase Agreement

On February 13, 2015, pursuant to the Securities Purchase Agreement, the Company closed a private placement of debt and equity securities for aggregate gross proceeds of $3,000,000. In connection with the Securities Purchase Agreement, the Company issued Sigma II (i) 350,000 shares of the Company’s common stock, (ii) the Note in the aggregate principal amount of $3,000,000 and (iii) a warrant to purchase up to 10,500,000 shares of the Company’s common stock. The Company incurred financing costs of $314,249 in connection with the Securities Purchase Agreement that will be amortized over the term of the Note. Amortization for the deferred financing cost was $138,614 for the year ended December 31, 2015.

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

The Note contains a compound embedded derivative consisting of an embedded conversion feature and interest make-whole provisions and was accounted for as a derivative liability with an aggregate fair value of $950,000. In addition, the fair value of the warrants was $798,000 and was also required to be accounted for as a derivative liability. Both instruments were also recorded as debt discounts on the date the Note was issued. The Company is amortizing the debt discount using the effective interest method over the life of the Note, which is two years. Contractual interest expense under the Note incurred for year ended December 31, 2015 was $316,000, respectively.

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Simultaneously with the closing of the private placement, the Company entered into the Advisory Agreement with Sigma pursuant to which Sigma agreed to provide the Company with certain advisory and consulting services. In connection with the Advisory Agreement, the Company issued Sigma 150,000 shares of the Company’s common stock and a warrant to purchase up to 4,500,000 shares of the Company’s common stock. Both the shares of common stock and the warrant issued were fully vested and non-forfeitable on the date that the Advisory Agreement was entered into. Based on the terms of the Advisory Agreement and the criteria outlined in ASC 505-50, Equity-Based Payments to Non-Employees, the Company determined that the common stock and warrants issued were additional consideration provided to Sigma in connection with the issuance of the Note. As a result, the Company recorded the grant date fair value of the common stock and warrants of $30,000 and $342,000, respectively, as debt discounts on the accompanying Consolidated Balance Sheet.

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

Amortization expense relating to the aggregate debt discounts for the year ended December 31, 2015 was $932,219, which is included as interest expense on the accompanying Consolidated Statements of Operations. The effective interest rate under the Note for the year ended December 31, 2015 was 52%.

13. Stock-Based Compensation

The Snap Interactive, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “Plan”) permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, shares of performance stock, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the Plan is 7,500,000 shares, 100% of which may be issued pursuant to incentive stock options. As of December 31, 2015, there were 1,347,797 shares available for future issuance under the Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the year ended December 31, 2015:

	Years Ended
	December 31, 2015	December 31, 2014
Expected volatility	176.5%	199.8%
Expected life of option	5.80	6.23
Risk free interest rate	1.6%	1.9%
Expected dividend yield	0.0%	0.0%

The following table summarizes stock option activity for the year ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price
Stock Options:
Outstanding on January 1, 2015	3,808,253	$0.55
Granted	3,993,300	0.10
Expired or canceled	(1,080,000)	0.29
Forfeited	(544,350)	0.30
Outstanding on December 31, 2015	6,177,203	0.33
Exercisable on December 31, 2015	2,466,423	0.66

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 13, 2015, the Company entered into an option cancellation and release agreement with three employees, pursuant to which each of the parties agreed to cancel outstanding options to purchase an aggregate of 1,040,000 shares of common stock of the Company at exercise prices ranging from $0.27 per share to $0.40 per share.  In exchange for the cancellation of the options, the Company granted the employees replacement options to purchase an aggregate of 1,040,000 shares of common stock of the Company at an exercise price of $0.08 per share. The incremental expense for the exchange was $15,175, of which $5,038 is included in stock-based compensation for the year ended December 31, 2015.

On December 31, 2015, the aggregate intrinsic value of stock options that were outstanding and exercisable was $200 and $0, respectively.  On December 31, 2014, the aggregate intrinsic value of stock options that were outstanding and exercisable was $0, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date. The aggregate fair value for the options granted during the year ended December 31, 2015 was $322,639, as compared to $812,169 during the year ended December 31, 2014.

Stock-based compensation expense relating to stock options for year ended December 31, 2015 was $205,601, as compared to $140,728 for the year ended December 31, 2014. The Company estimates potential forfeitures of stock awards and adjusts recorded stock-based compensation expense accordingly.  The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense that is recognized in future periods. The disclosure forfeiture rate for the year ended December 31, 2015 was 37.0%.

On December 31, 2015, there was $423,160 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 6.08 years.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the year ended December 31, 2015:

	Number of RSAs	Weighted Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding on January 1, 2015	10,325,000	$0.56
Vested	-	-
Forfeited, during the period	-	-
Outstanding on December 31, 2015	10,325,000	$0.56

On December 31, 2015, there was $2,550,209 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 3.49 years.

Stock-based compensation expense relating to restricted stock awards for the year ended December 31, 2015 was $880,829, as compared to $899,856 for the year ended December 31, 2014.

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-employee restricted stock award activity described below is also included in total restricted stock award activity summarized on the previous table.  The following table summarizes non-employee restricted stock award activity for the year ended December 31, 2015:

	Number of RSAs	Weighted Average Grant Date Fair Value
Non-Employee Restricted Stock Awards:
Outstanding on January 1, 2015	1,075,000	$0.42
Vested	-	-
Outstanding on December 31, 2015	1,075,000	$0.42

On December 31, 2015, there was $77,136 of total unrecognized stock-based compensation expense related to non-employee unvested restricted stock awards, which is expected to be recognized over a weighted average period of 6.36 years.

Stock-based compensation expense relating to non-employee restricted stock awards for the year ended December 31, 2015 was ($44,229), as compared to $20,211 for the year ended December 31, 2014.

14. Common Stock Warrants

The following table summarizes warrant activity for the year ended December 31, 2015:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants:
Outstanding on January 1, 2015	2,367,500	$2.48
Granted	15,000,000	0.35
Exercised	-	-
Forfeited	-	-
Outstanding on December 31, 2015	17,367,500	0.64
Warrants exercisable on December 31, 2015	17,367,500	$0.64

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Loss Per Share of Common Stock

Basic loss per share of common stock is computed based upon the number of weighted average shares of common stock outstanding as defined by ASC Topic 260, Earnings Per Share. Diluted loss per share of common stock includes the dilutive effects of stock options, warrants and stock equivalents. To the extent stock options, stock equivalents, shares underlying the Note and warrants are antidilutive, they are excluded from the calculation of diluted net loss per share of common stock. For the year ended December 31, 2015, 48,869,703 shares issuable upon the conversion of the Note payable, the exercise of stock options and warrants, and unvested restricted stock awards were not included in the computation of diluted loss per share because their inclusion would be antidilutive. For the year ended December 31, 2014, 16,500,753 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted loss per share because their inclusion would have been antidilutive.

16. Commitments and Contingencies

Operating Lease Agreements

During 2013, the Company entered into a two-year service agreement with Equinix Operating Co., Inc. (“Equinix”) whereby Equinix agreed to provide certain products and services to the Company from January 2013 to January 2015. Pursuant to the service agreement, the Company agreed to pay monthly recurring fees in the amount of $8,450 and certain nonrecurring fees in the amount of $9,700. The agreement automatically renews for additional twelve month terms unless earlier terminated by either party. Hosting expense under this lease for the year ended December 31, 2015 was $179,700, as compared to $177,110 for the year ended December 31, 2014. On November 2, 2015, the Company gave 90-days’ notice to Equinix to terminate the operating lease agreement. The lease subsequently ended on January 31, 2016.

On February 4, 2015, the Company entered into a lease for office space located at 320 W 37th Street, 13th Floor, New York, NY 10018 and paid a security deposit in the amount of $200,659. The term of the lease runs until March 4, 2022. The Company’s monthly office rent payments under the lease are currently approximately $26,000 per month and escalate on an annual basis for each year of the term of the lease thereafter. The Company accounts for rent expense using the straight line method of accounting, deferring the difference between actual rent due and the straight line amount. Rent expense under this lease for the year ended December 31, 2015 was $275,171.

On December 31, 2015, future minimum payments under non-cancelable operating leases were as follows:

Year	Amount
2016	308,513
2017	317,768
2018	343,311
2019	356,813
2020	367,517
Thereafter	441,941
Total	$2,135,863

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease Agreements

In October 2014, two HP lease agreements were canceled due to price negotiations and we entered into two new three-year lease agreements with HP for equipment and certain financed items. In December 2014, we cancelled our remaining operating lease agreements and entered into two additional three-year capital lease agreements with notes. The Company recognized these leases on its Consolidated Balance Sheets under capitalized lease obligations. Amortization for equipment under capital leases was $72,868 for the year ended December 31, 2015, as compared to $7,779 for the year ended December 31, 2014. Rent payments for equipment under capital leases were $90,936 for the year ended December 31, 2015, as compared to $7,578 for the year ended December 31, 2014.

On December 31, 2015, future minimum payments under non-cancelable capital leases were as follows:

Year	Amount
2016	90,936
2017	81,228
Total	$172,164

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

On January 31, 2013, the Company entered into a consulting agreement with Darrell Lerner, pursuant to which Mr. Lerner agreed to serve as a consultant to the Company for an initial term of three years, beginning on February 1, 2013 (the “Effective Date”). The agreement was subsequently amended to provide for automatically renewing one-year terms unless either party provides written notice of non-renewal. Pursuant to the agreement, Mr. Lerner agreed to assist and advise the Company on legal, financial and other matters for which he has knowledge that pertains to the Company, as the Company reasonably requests. As compensation for his services, the Company agreed to pay Mr. Lerner a monthly fee of $25,000 for the initial two year period of the agreement and a monthly fee of $5,000 for every month thereafter. The monthly payments under the agreement are conditioned upon Mr. Lerner’s compliance with a customary confidentiality covenant covering certain information concerning the Company, a covenant not to compete during the term of the agreement and for a period of one year following the termination of the agreement, a non-disparagement covenant regarding the Company and a non-solicitation covenant for a period of six months immediately following the later of the termination of the agreement or the end of the term of the agreement. Consulting expense under this agreement for the year ended December 31, 2015 was $80,034, as compared to $305,600 for the year ended December 31, 2014.

The Company or Mr. Lerner may terminate the agreement at any time without notice prior to or at the expiration of the term. If the Company terminates the agreement without “cause” (as defined in the agreement), the Company has agreed to (i) pay Mr. Lerner the amount of the unpaid monthly fees owed to Mr. Lerner for the period from the Effective Date to the two year anniversary of the Effective Date and (ii) take all commercially reasonably actions to cause (A) 325,000 shares of restricted common stock of the Company previously granted to Mr. Lerner, (B) 600,000 shares of restricted common stock of the Company previously granted to Mr. Lerner and (iii) 150,000 shares of restricted common stock of the Company granted to Mr. Lerner pursuant to the agreement, to be vested as of the date of such termination. Stock-based compensation expense relating to non-employee restricted stock awards for the year ended December 31, 2015 was ($44,229), as compared to $14,585 for the year ended December 31, 2014.

F-21

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Subsequent Events

On January 31, 2016, the Company amended the consulting agreement with Darrell Lerner, pursuant to which the monthly fee owed to Mr. Lerner was reduced to $3,000 and the term of the agreement was set to automatically renew for successive one-year periods beginning on February 1, 2016 unless either party provides written notice of non-renewal.

On March 3, 2016, the Company amended its employment agreement with Alexander Harrington, dated as of February 28, 2014, as amended, to provide that Mr. Harrington’s annual incentive bonus for the year ended December 31, 2015 would be replaced with (i) a cash payment of $25,000 and (ii) the right to receive a stock option representing the right to purchase 50,000 shares of Snap’s common stock at an exercise price of $0.20 per share.

On March 3, 2016, the Company entered into a restricted stock cancellation and release agreement with Clifford Lerner, the Company’s President of the Grade, pursuant to which the Company cancelled a grant of 5,000,000 restricted shares of common stock awarded to Mr. Lerner on April 10, 2013 that would have vested 50% on the third anniversary of the date of grant and 50% on the fourth anniversary of the date of grant. Subsequently, on March 3, 2016, the Board of Directors awarded Mr. Lerner a replacement award of 5,000,000 restricted shares that vest 100% on the (10th) tenth anniversary of the date of grant, provided Mr. Lerner is providing services to the Company on such date.

In addition, on March 3, 2016, the Board of Directors awarded Mr. Lerner a stock option representing the right to purchase 50,000 shares of common stock at an exercise price of $0.20 per share, with the shares underlying such option vesting in four (4) equal annual installments on the first, second, third and fourth anniversary of the date of grant, provided that Mr. Lerner is providing services to the Company on such dates.

On March 3, 2016, the Board of Directors of the Company increased the size of the Board of Directors from four (4) members to five (5) members and appointed Judy Krandel to the Board of Directors, effective March 3, 2016. Ms. Krandel will serve as a director until the Company’s 2016 annual meeting of stockholders. Ms. Krandel has not been appointed to any committees of the Board of Directors at this time. Ms. Krandel is entitled to receive a cash fee for her service as a non-employee member of the Board of Directors and for her service on any committee of the Board of Directors of $15,000 and $2,500 per year, respectively. As additional consideration for her service, the Board of Directors awarded Ms. Krandel a stock option representing the right to purchase 100,000 shares of the Company’s common stock at an exercise price equal to $0.11 per share which was the fair market value of a share of common stock as of the close of market on March 3, 2016. The shares underlying the stock option will vest in three (3) equal annual installments on the first, second and third anniversaries of the date of grant, provided that Ms. Krandel is providing services to the Company on such dates.

Management has evaluated subsequent events or transactions occurring through the date the consolidated financial statements were issued and determined that no additional events or transactions are required to be disclosed herein.

F-22

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

Based on the evaluation as of December 31, 2015, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015, and based on that evaluation he concluded that our internal control over financial reporting was not effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that re-evaluation due to material weakness identified below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2015 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2015, the Company determined that the following item constituted a material weakness:

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

ITEM 9B.	OTHER INFORMATION

On March 8, 2016, we filed an amendment to our Certificate of Incorporation that was previously approved by our stockholders.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

`

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

1.	Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014
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

Dated: March 14, 2016	SNAP INTERACTIVE, INC.

	By:	/s/ Alexander Harrington
Alexander Harrington
Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Harrington	Chief Executive Officer, Chief Financial Officer and Director	March 14, 2016
Alexander Harrington	(Principal Executive, Financial and
Accounting Officer)
/s/ Steven Fox	Director	March 14, 2016
Steven Fox

/s/ Neil Foster	Director	March 14, 2016
Neil Foster

/s/ Judy Krandel	Director	March 14, 2016
Judy Krandel

/s/ Clifford Lerner	Chairman of the Board of Directors	March 14, 2016
Clifford Lerner

EXHIBIT INDEX

3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed February 11, 2011 by the Company with the SEC).

3.2	Certificate of Amendment to Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed February 11, 2011 by the Company with the SEC).

3.3*	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016.

3.4	Amended and Restated By-Laws of Snap Interactive, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-52176) of the Company filed April 25, 2012 by the Company with the SEC).

10.1	Statement of Rights and Responsibilities, by and between Snap Interactive, Inc. and Facebook Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.2	Registered Apple Developer Agreement, by and between Snap Interactive, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.3	iOS Developer Program License Agreement, by and between Snap Interactive, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.4	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-52176) of the Company filed January 21, 2011 by the Company with the SEC).

10.5†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.6†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.7†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.8†	Amended and Restated Snap Interactive, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-52176) of the Company filed on November 14, 2011 by the Company with the SEC).

10.9†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-52176) of the Company filed on November 14, 2011 by the Company with the SEC).

10.10†	Executive Employment Agreement, dated as of April 10, 2013, by and between Clifford Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.4 to the Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 of the Company filed on April 11, 2013 by the Company with the SEC).

10.11†	First Amendment to Executive Employment Agreement, effective as of October 13, 2015, by and between Snap Interactive, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 14, 2015 by the Company with the SEC).

10.12†	Restricted Stock Cancellation and Release Agreement, dated as of March 3, 2016, by and between Clifford Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on March 7, 2016 by the Company with the SEC).

10.13†*	Restricted Stock Award Agreement, dated as of March 3, 2016, by and between Clifford Lerner and Snap Interactive, Inc.

10.14†	Executive Employment Agreement, dated February 28, 2014, by and between Alexander Harrington and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.21 to the Post-Effective Amendment No. 4 to the Registration Statement on Form S-1 of the Company filed on March 25, 2014 by the Company with the SEC).

10.15†	First Amendment to Executive Employment Agreement, effective as of March 19, 2015, by and between Snap Interactive, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 25, 2015 by the Company with the SEC).

10.16†	Second Amendment to Executive Employment Agreement, effective as of October 13, 2015, by and between Snap Interactive, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 14, 2015 by the Company with the SEC).

10.17†	Third Amendment to Executive Employment Agreement, effective as of March 3, 2016, by and between Snap Interactive, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 7, 2016 by the Company with the SEC).

10.19†	Option Cancellation and Release Agreement, effective as of October 13, 2015, by and between Snap Interactive, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on October 14, 2015 by the Company with the SEC).

10.19†	Nonqualified Stock Option Agreement, dated as of October 13, 2015, by and between Snap Interactive, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on October 14, 2015 by the Company with the SEC).

10.20#	Business Development Agreement, dated November 27, 2013, by and between Snap Interactive, Inc. and Match.com, L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 11, 2014 by the Company with the SEC).

10.21#	Amendment No. 1 to Business Development Agreement, dated April 16, 2014, by and between Snap Interactive, Inc. and Match.com, L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 11, 2014 by the Company with the SEC).

10.22#	Membership Acquisition Agreement, dated as of June 25, 2014, by and between Snap Interactive, Inc. and Zoosk, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 11, 2014 by the Company with the SEC).

10.23	First Amendment to Advisor Agreement, dated as of September 4, 2014, by and between Jon D. Pedersen, Sr. and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of the Company filed on March 5, 2015 by the Company with the SEC).

10.24	Promissory Note, dated April 24, 2014, issued by Snap Interactive, Inc. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of the Company filed on March 5, 2015 by the Company with the SEC).

10.25	Promissory Note, dated May 20, 2014, issued by Snap Interactive, Inc. (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of the Company filed on March 5, 2015 by the Company with the SEC).

10.26	Securities Purchase Agreement, dated February 13, 2015, by and between Snap Interactive, Inc. and the signatories thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 20, 2015 by the Company with the SEC).

10.27	Form of Senior Secured Convertible Note issued February 13, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on February 20, 2015 by the Company with the SEC).

10.28	Form of Common Stock Purchase Warrant issued February 13, 2015 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on February 20, 2015 by the Company with the SEC).

10.29	Security Agreement, dated February 13, 2015, by and between Snap Interactive, Inc., SNAP Mobile Limited and Sigma Opportunity Fund II, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on February 20, 2015 by the Company with the SEC).

10.30	Subsidiary Guarantee, dated February 13, 2015, by SNAP Mobile Limited, in favor of Sigma Opportunity Fund II, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company filed on February 20, 2015 by the Company with the SEC).

10.31	Advisory Services Agreement, dated February 13, 2015, by and between Snap Interactive, Inc. and Sigma Capital Advisors, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Company filed on February 20, 2015 by the Company with the SEC).

10.32	Amendment to Promissory Note, effective January 24, 2015, by and between Snap Interactive Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of the Company filed on March 5, 2015 by the Company with the SEC).

10.33	Agreement of Lease, dated February 4, 2015 by and between Snap Interactive, Inc. and 320 W 37 LLC (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of the Company filed on March 5, 2015 by the Company with the SEC).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

23.2*	Consent of Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

# Confidential treatment has been granted with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

† Management contract or compensatory plan arrangement.

* Filed herewith.

** The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Snap Interactive, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

