Form 10-Q
period 2016-03-31
Snap Interactive, Inc
filed 2016-05-09
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2016
Common Stock, par value $0.001 per share	39,692,826*

*Excludes 10,325,000 shares of unvested restricted stock.

SNAP INTERACTIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

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

Unless otherwise indicated, metrics for users are based on information that is reported by Facebook and internally-derived metrics for users across all platforms through which our applications are accessed. References in this report to users means those persons who have created a user name and password, and active subscribers means users that have prepaid a subscription fee for current unrestricted communication on the FirstMet application and whose subscription period has not yet expired. The metrics for active subscribers are based on internally-derived metrics across all platforms through which FirstMet is accessed.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to continue as a going concern;
●	our ability to generate and sustain increased revenue levels and achieve profitability in the future;

●	our ability to meet our current and future debt service obligations;
●	our ability to maintain good relationships with Apple Inc., Facebook, Inc. and Google Inc., our heavy reliance on their platforms and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;
●	our ability to obtain additional capital or financing to execute our business plan and limitations in the agreements governing our indebtedness related to the incurrence of additional indebtedness;
●	our ability to maintain compliance with the covenants in the agreements governing our indebtedness, including maintaining minimum cash balances;
●	our reliance on our executive officers;
●	the intense competition in the online dating industry;
●	our ability to release new applications or improve upon existing applications and derive revenue therefrom;
●	our ability to offset fees associated with the distribution platforms that host our applications;
●	our reliance on a small percentage of our total users for substantially all of our revenue;
●	our ability to develop, establish and maintain strong brands;
●	our ability to update our applications to respond to the trends and preferences of online dating consumers;
●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;
●	our ability to develop and market new technologies to respond to rapid technological changes;
●	our ability to effectively manage our headcount, including attracting and retaining qualified employees;
●	our ability to generate subscribers through advertising and marketing agreements with third party advertising and marketing providers;
●	our reliance on third party email service providers for delivery of email campaigns to convert users to subscribers and to retain subscribers;
●	our ability to manage our affiliate marketers’ compliance with internal brand standards or state and federal marketing laws and regulations;
●	our reliance in internal systems to maintain and control marketing expenditures and corresponding return on investments;
●	the effects of interruptions, maintenance or failures of our data center, programming code, servers or technological infrastructure;
●	the effect of security breaches, computer viruses and computer hacking attacks;
●	our ability to comply with laws and regulations regarding privacy and protection of user data;
●	our reliance upon credit card processors and related merchant account approvals;
●	governmental regulation or taxation of the online dating or the Internet industries;
●	the impact of any claim that we have infringed on intellectual property rights of others;
●	our ability to protect our intellectual property rights;
●	the risk that we might be deemed a “dating service” or an “Internet dating service” under various state regulations;
●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users; and
●	our ability to manage or mitigate adverse changes in foreign currency exchange rates relating to international bookings.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,824,642	$2,131,262
Credit card holdback receivable	156,049	165,853
Accounts receivable, net of allowances and reserves of $61,170 and $55,468, respectively	222,425	206,547
Prepaid expense and other current assets	82,141	108,871
Total current assets	2,285,257	2,612,533
Fixed assets and intangible assets, net	359,174	387,617
Notes receivable	81,123	81,123
Long term security deposits	279,410	279,410
Investments	200,000	200,000
Total assets	$3,204,964	$3,560,683

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,246,790	$1,065,662
Accrued expenses and other current liabilities	150,710	367,018
Deferred subscription revenue	1,499,465	1,505,862
Convertible note payable, net of discount	1,936,696	-
Total current liabilities	4,833,661	2,938,542
Deferred rent, net of current portion	106,147	99,595
Convertible note payable, net of discount	-	1,636,585
Derivative liabilities	1,220,000	473,425
Capital lease obligations, net of current portion	55,410	75,560
Total liabilities	6,215,218	5,223,707
Commitments and Contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,017,826 and 50,017,826 shares issued, respectively, and 39,692,826 and 39,692,826 shares outstanding, respectively	39,693	39,693
Additional paid-in capital	13,128,183	12,974,409
Accumulated deficit	(16,178,130)	(14,677,126)
Total stockholders' deficit	(3,010,254)	(1,663,024)
Total liabilities and stockholders' deficit	$3,204,964	$3,560,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Subscription revenue	$2,507,148	$3,129,310
Advertising revenue	170,119	56,773
Total revenues	2,677,267	3,186,083
Costs and expenses:
Cost of revenue	435,658	450,346
Sales and marketing expense	1,292,164	1,781,506
Product development expense	445,548	629,775
General and administrative expense	832,652	1,307,231
Total costs and expenses	3,006,022	4,168,858
Loss from operations	(328,755)	(982,775)
Interest expense, net	(425,674)	(236,404)
Change in fair value of derivative liabilities	(746,575)	-
Loss before provision for income taxes	(1,501,004)	(1,219,179)
Provision for income taxes	-	-
Net loss	$(1,501,004)	$(1,219,179)

Net loss per share of common stock:
Basic and diluted	$(0.04)	$(0.03)
Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic and diluted	39,692,826	39,413,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance at January 1, 2016	39,692,826	$39,693	$12,974,409	$(14,677,126)	$(1,663,024)
Stock-based compensation expense for restricted stock awards	-	-	111,825	-	111,825
Stock-based compensation expense for stock options	-	-	41,949	-	41,949
Net loss	-	-		(1,501,004)	(1,501,004)
Balance at March 31, 2016	39,692,826	$39,693	$13,128,183	$(16,178,130)	$(3,010,254)

The accompanying notes are an integral part of these condensed consolidated financial statements

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,501,004)	$(1,219,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,515	60,819
Lease obligation interest expense	-	7,778
Stock-based compensation expense	153,774	229,863
Loss on disposal of fixed assets	-	79,628
Amortization of debt issuance cost	38,743	21,023
Amortization of debt discount	261,368	133,589
Change in fair value of derivative liabilities	746,575	-
Changes in operating assets and liabilities:
Credit card holdback receivable	9,804	432,846
Accounts receivable	(15,878)	(28,390)
Security deposits	-	(110,511)
Prepaid expenses and other current assets	26,730	(16,352)
Accounts payable, accrued expenses and other current liabilities	(37,970)	(683,598)
Deferred rent	6,552	4,099
Deferred subscription revenue	(6,397)	28,256
Deferred advertising revenue	-	7,359
Net cash used in operating activities	(281,188)	(1,052,770)
Cash flows from investing activities:
Purchase of property and equipment	(8,072)	(26,192)
Proceeds from sale of fixed assets	-	6,000
Notes receivable	-	(634)
Net cash used in investing activities	(8,072)	(20,826)
Cash flows from financing activities:
Payments of capital lease obligations	(17,360)	(22,734)
Repayment of promissory notes	-	(400,000)
Payment of financing costs	-	(314,249)
Proceeds received under Securities Purchase Agreement	-	3,000,000
Net cash (used in) provided by financing activities	(17,360)	2,263,017
Net (decrease) increase in cash and cash equivalents	(306,620)	1,189,421
Balance of cash and cash equivalents at beginning of period	2,131,262	1,138,385
Balance of cash and cash equivalents at end of period	$1,824,642	$2,327,806

Non-cash investing and financing activities:
Compound embedded derivative under the Note and Securities Purchase Agreement recorded as derivative liabilities (See Note 6)	$-	$1,748,000
Warrants issued under the Advisory Services Agreement as additional consideration for the Note and recorded as derivative liabilities (See Note 6)	$-	$342,000
Common stock issued under the Advisory Services Agreement as additional consideration for the Note	$-	$30,000

The accompanying notes are an integral part of these condensed consolidated financial statements

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include Snap Interactive, Inc. and its wholly owned subsidiary, Snap Mobile Limited (collectively, the “Company”). The Company operates a portfolio of two dating applications, FirstMet, which is available through desktop and mobile platforms, and The Grade, which is available through iOS and Android platforms. In March 2016, the Company completed a rebranding of its dating application “Are You Interested?” (“AYI”) under the name FirstMet. The condensed consolidated financial statements included in this report have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The Company has not included certain information normally included in annual financial statements pursuant to those rules and regulations, although it believes that the disclosure included herein is adequate to make the information presented not misleading.

The financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”), filed with the SEC on March 14, 2016.

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheet, results of operations, cash flows and changes in the stockholders’ deficit of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results and the results for the three months ended March 31, 2016 are not necessarily indicative of results for the year ending December 31, 2016, or for any other period.

2. Going Concern and Management’s Plans

The Company reported a loss of $1.5 million for the three months ended March 31, 2016. On March 31, 2016, the Company’s accumulated deficit amounted to $16.2 million. The Company’s convertible note payable with a principal amount outstanding of $3 million matures on February 13, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

3. Summary of Significant Accounting Policies

During the three months ended March 31, 2016, there were no material changes to the Company’s significant accounting policies from those disclosed in the Form 10-K. Certain significant accountant policies relied on in the preparation of the accompanying unaudited condensed consolidated financial statements are as follows:

Significant Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates relied upon in preparing these financial statements include the provision for future credit card chargebacks and subscription revenue refunds, estimates used to determine the fair value of the Company’s common stock, stock options, non-cash capital stock issuances, stock-based compensation, derivative instruments, debt discounts, conversion features and common stock warrants, collectability of accounts receivable and the valuation allowance on deferred tax assets. Management evaluates these estimates on an ongoing basis. Changes in estimates are recorded in the period in which they become known. The Company bases estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates.

Reclassification

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2016 presentation. These reclassifications have no impact on the previously reported net loss.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, either early adoption permitted. The Company is currently evaluating ASU 2016-09 and its impact on its consolidated financial statements or disclosures.

4. Accounts Receivable, Net

Accounts receivable, net consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(Unaudited)
Accounts receivable	$283,595	$262,015
Less: Reserve for future chargebacks	(61,170)	(55,468)
Total accounts receivable, net	$222,425	$206,547

Credit card payments for subscriptions and micro-transactions typically settle several days after the date of purchase. The amount of unsettled transactions due from credit card payment processors was $75,084 as of March 31, 2016, as compared to $147,582 at December 31, 2015. The amount of accounts receivable due from Apple Inc. was $86,549, or 38.9% of the Company’s accounts receivable, as of March 31, 2016, compared to $76,074, or 36.8% of the Company’s accounts receivable, at December 31, 2015.

5. Security Deposits

In October 2014, the Company issued a $135,000 security deposit which replaced the previous letter of credit as part of the new capital lease obligations for equipment with Hewlett Packard Financial Services Company (“HP”). In November 2015, HP returned $60,000 of the security deposit. The Company recorded $75,000 under long-term security deposits on its Condensed Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015, respectively.

In February 2015, the Company issued $200,659 as a security deposit as part of a new office rent lease (see Note 15). The Company recorded the $200,659 under long-term security deposits on its Condensed Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015.

In November 2015, the Company issued $3,751 as a security deposit as part of the Company’s new data center. The Company recorded the $3,751 under long-term security deposits on its Condensed Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015.

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

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the liabilities measured at fair value on a recurring basis as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liabilities	$-	$-	$730,000	730,000
Compound embedded derivative	-	-	490,000	490,000
Total derivative liabilities	$-	$-	$1,220,000	$1,220,000

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liabilities	$-	$-	$273,425	$273,425
Compound embedded derivative	-	-	200,000	200,000
Total derivative liabilities	$-	$-	$473,425	$473,425

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

The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. The common stock purchase warrants issued in connection with the Company’s convertible note payable (the “Note”) and the Note’s embedded conversion feature do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at a lower price in the future. In accordance with Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity , the fair value of these warrants is classified as a liability on the Company’s Condensed Consolidated Balance Sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders. In addition, the Company entered into an Advisory Services Agreement (the “Advisory Agreement”), dated as of February 13, 2015, by and between the Company and Sigma Capital Advisors, LLC (“Sigma”) that contains certain provisions whereby the Company will be required to make certain make-whole cash payments to the holder of the Note upon the occurrence of certain future events, as more fully described in Note 11. Such instruments do not have fixed settlement provisions and have also been recorded as derivative liabilities. Corresponding changes in the fair value of the derivative liabilities are recognized in earnings on the Company’s Condensed Consolidated Statement of Operations in each subsequent period.

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

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the warrant liabilities as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(Unaudited)
Stock price	$0.13	$0.08
Weighted average strike price	$0.35	$0.64
Remaining contractual term (years)	3.87	4.12
Volatility	110.0%	95.0%
Risk-free rate	1.04%	1.54%
Dividend yield	0.0%	0.0%

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the conversion feature liability as of March 31, 2016 and December 31, 2015:

	March 31,	December 31
	2016	2015
	(Unaudited)
Stock price	$0.13	$0.08
Strike price	$0.20	$0.20
Remaining contractual term (years)	0.87	1.12
Volatility	110.0%	95.0%
Risk-free rate	0.59%	0.65%
Dividend yield	0.0%	0.0%

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended March 31,
	2016	2015
Beginning balance	$473,425	$23,425
Fair value of derivatives issued	-	2,090,000
Change in fair value of derivative liabilities	746,575	-
Ending balance	$1,220,000	$2,113,425

7. Fixed Assets and Intangible Assets, Net

Fixed assets and intangible assets, net consisted of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(Unaudited)
Computer equipment	$268,427	$260,355
Furniture and fixtures	98,160	98,160
Leasehold improvements	21,026	21,026
Software	10,968	10,968
Website domain name	139,025	139,025
Website costs	40,500	40,500
Equipment under capital leases	218,605	218,605
Total fixed assets	796,711	788,639
Less: Accumulated depreciation and amortization	(437,537)	(401,022)
Total fixed assets and intangible assets, net	$359,174	$387,617

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation and amortization expense for the three months ended March 31, 2016 was $36,515, as compared to $60,819 for the three months ended March 31, 2015. The Company only holds fixed assets in the United States.

8. Notes Receivable

At March 31, 2016, the Company had notes receivable due in the aggregate amount of $81,123 from two former employees. The employees issued the notes to the Company since the Company paid taxes for stock-based compensation on these employees’ behalf in 2011 and 2012. The outstanding amounts under the notes are secured by pledged stock certificates and are due at various times during 2021-2023. Interest accrues on these notes at rates ranging from 2.80% to 3.57% per annum.

9. Income Taxes

The Company had no income tax benefit or provision for the three months ended March 31, 2016 and 2015. Since the Company incurred a net loss for the three months ended March 31, 2016 and 2015, there was no income tax expense for either period. Increases in deferred tax balances have been offset by a valuation allowance and have no impact on the Company’s deferred income tax provision.

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

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(Unaudited)
Compensation and benefits	$69,425	$176,410
Professional fees	-	102,200
Capital lease obligations	76,285	73,494
Other accrued expenses	5,000	14,914
Total accrued expenses and other current liabilities	$150,710	$367,018

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Convertible Note Payable

Securities Purchase Agreement

On February 13, 2015, the Company closed a private placement of debt and equity securities for aggregate gross proceeds of $3,000,000. In connection with the Securities Purchase Agreement, the Company issued Sigma II (i) 350,000 shares of the Company’s common stock, (ii) the Note in the aggregate principal amount of $3,000,000 and (iii) a warrant to purchase up to 10,500,000 shares of the Company’s common stock. The Company incurred financing costs of $314,249 in connection with the Securities Purchase Agreement that will be amortized over the term of the Note. Amortization expense for the three months ended March 31, 2016 and 2015 was $38,743 and $20,232, respectively, which is included as interest expense on the accompanying Condensed Consolidated Statement of Operations.

The Note bears interest at a rate of 12% per annum and matures on the earlier of February 13, 2017 or a change in control. During any time while the Note is outstanding, the outstanding principal balance of the Note, together with all accrued and unpaid interest, is convertible into shares of the Company’s common stock at the option of Sigma II at a conversion price of $0.20 per share, subject to certain adjustments, including reset adjustments to the conversion price if the Company issues securities at lower prices in the future, as disclosed in Note 6. The Company’s obligations under the Note are secured by a first priority lien on all of its assets and property. The Note is also secured by up to 65% of the outstanding capital stock and other equity interests of Snap Mobile Limited, the Company’s wholly owned subsidiary. Snap Mobile Limited is also a guarantor of the Note. An event of default under the Note includes, among other things, (i) the Company’s failure to pay any amounts due and payable when and as required, (ii) failure of a representation or warranty made by the Company to be correct and accurate when made, (iii) the institution of bankruptcy or similar proceedings against the Company and (iv) the Company’s inability to pay debts as they become due. The Note also requires the Company to maintain an aggregate cash balance of $1,350,000 in its bank accounts or it will be required to make partial prepayments on the Note. If the Company fails to maintain this aggregate cash balance in its bank accounts for a thirty day period, it is required to make a $125,000 prepayment on the Note. For each subsequent calendar month that the aggregate cash balance in the Company’s bank accounts does not equal or exceed $1,500,000, the Company must make an additional $125,000 prepayment on the Note.

The Note contains a compound embedded derivative consisting of an embedded conversion feature and interest make-whole provisions and was accounted for as a derivative liability with an aggregate fair value of $950,000. In addition, the fair value of the warrants was $798,000 and was also required to be accounted for as derivative liabilities. Both instruments were also recorded as debt discounts on the date the Note was issued. The Company is amortizing the debt discount using the effective interest method over the life of the Note, which is two years. Contractual interest expense under the convertible note incurred for the three months ended March 31, 2016 and 2015 was $90,000 and $46,000, respectively.

Simultaneously with the closing of the private placement, the Company entered into the Advisory Agreement with Sigma pursuant to which Sigma agreed to provide the Company with certain advisory and consulting services. In connection with the Advisory Agreement, the Company issued Sigma 150,000 shares of the Company’s common stock and a warrant to purchase up to 4,500,000 shares of the Company’s common stock. Both the common shares and the warrant issued were fully vested and non-forfeitable on the date the Advisory Agreement was entered into. Based on the terms of the Advisory Agreement and the criteria outlined in ASC 505-50, Equity-Based Payments to Non-Employees , the Company determined that the common stock and warrants issued were additional consideration provided to Sigma in connection with the issuance of the Note. As a result, the Company recorded the grant date fair value of the common stock and warrants of $30,000 and $342,000, respectively, as debt discounts on the accompanying Condensed Consolidated Balance Sheet.

In addition to the issuance of common stock and warrants under the Advisory Agreement, the Company also agreed to pay Sigma a monthly advisory fee of $10,000, up to an aggregate limit of $240,000, subject to certain exceptions, over the life of the Note (the “Cash Payment”). If the Company were to prepay the Note or the repayment of the Note was accelerated for certain reasons, the Company would still be required to remit either a portion or the full amount of the Cash Payment. The Company also agreed to pay Sigma a cash payment of $150,000 if the Company effectuates a dilutive issuance (as defined in the Note) while the Note is outstanding (the “Dilutive Cash Payment”). The Company determined that based on the make-whole features associated with the Cash Payment and the contingent make-whole features associated with the Dilutive Cash Payment, that these payments are required to be treated as derivative instruments in accordance with ASC 815. The fair value of these instruments was included in the value of the compound embedded derivative discussed above.

Amortization expense related to the debt discount for the three months ended March 31, 2016 and 2015 was $261,369 and $133,589, respectively, which is included as interest expense on the accompanying Condensed Consolidated Statement of Operations.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Stock-Based Compensation

The Snap Interactive, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “Plan”) permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, shares of performance stock, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the Plan is 7,500,000 shares, 100% of which may be issued pursuant to incentive stock options. As of March 31, 2016, there were 1,124,922 shares available for future issuance under the Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the three months ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Expected volatility	167.7%	179.5%
Expected life of option	6.15	6.03
Risk free interest rate	1.5%	1.72%
Expected dividend yield	0.0%	0.0%

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

The following table summarizes stock option activity for the three months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price
Stock Options:
Outstanding at January 1, 2016	6,177,203	$0.33
Granted	250,000	0.15
Expired or canceled, during the period	-	-
Forfeited, during the period	(27,125)	0.20
Outstanding at March 31, 2016	6,400,078	0.32
Exercisable at March 31, 2016	2,745,423	$0.61

At March 31, 2016, the aggregate intrinsic value of stock options that were outstanding and exercisable was $62,200 and $8,328, respectively. At March 31, 2015, the aggregate intrinsic value of stock options that were outstanding and exercisable was $0 and $0, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date. The aggregate fair value for the options granted during the three months ended March 31, 2016 and 2015 was $35,711 and $88,604, respectively.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation expense relating to stock options was $41,949 and $24,092 during the three months ended March 31, 2016 and 2015, respectively. The Company estimates potential forfeitures of stock awards and adjusts recorded stock-based compensation expense accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense that is recognized in future periods.

At March 31, 2016, there was $413,405 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.13 years.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the three months ended March 31, 2016:

	Number of RSAs	Weighted Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at January 1, 2016	10,325,000	$0.56
Granted	5,000,000	0.11
Expired or canceled, during the period	(5,000,000)	0.52
Forfeited, during the period	-	-
Outstanding at March 31, 2016	10,325,000	$0.37

On March 3, 2016, the Company entered into a restricted stock cancellation and release agreement with Clifford Lerner, the Company’s Chairman of the Board of Directors, pursuant to which the Company cancelled a grant of 5,000,000 restricted shares of common stock awarded to Mr. Lerner on April 10, 2013 that would have vested 50% on the third anniversary of the date of grant and 50% on the fourth anniversary of the date of grant. Subsequently, on March 3, 2016, the Board of Directors awarded Mr. Lerner a replacement award of 5,000,000 restricted shares that vest 100% on the (10th) tenth anniversary of the date of grant, provided Mr. Lerner is providing services to the Company on such date. At March 31, 2016, there was $828,728 of total unrecognized compensation expense related to the restricted stock award, which is expected to be recognized over 10 years.

At March 31, 2016, there was $2,260,256 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 7.79 years.

Stock-based compensation expense relating to restricted stock awards was $111,825 and $205,771 for the three months ended March 31, 2016 and 2015, respectively.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Common Stock Warrants

On February 13, 2015, the Company issued a warrant to each of Sigma II and Sigma to purchase up to 10,500,000 shares and 4,500,000 shares, respectively, of the Company’s common stock in connection with the issuance of the Note and the execution of the Advisory Agreement as previously disclosed in Note 11. The warrants were immediately exercisable on February 13, 2015 and expire on the earlier of (a) February 13, 2020 or (b) a change in control. The warrants have an exercise price of $0.35 per share, subject to certain adjustments, including reset adjustments to the exercise price if the Company issues securities at lower prices in the future, as disclosed in Note 6.

The Company has recorded a derivative liability on its Condensed Consolidated Balance Sheet at the end of each reporting period based on the estimated fair value of the warrants. The warrants are valued at the end of each reporting period with changes recorded as mark-to-market adjustment on derivative liability on the Company’s Condensed Consolidated Statement of Operations. The fair value of these warrants was $680,000 at March 31, 2016, based on a model developed with the assistance of an independent third-party valuation expert.

14. Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed based upon the number of weighted average shares of common stock outstanding as defined by ASC Topic 260, Earnings Per Share. Diluted net loss per share of common stock includes the dilutive effects of stock options, warrants and stock equivalents. To the extent stock options, stock equivalents, shares underlying the convertible note and warrants are antidilutive, they are excluded from the calculation of diluted net loss per share of common stock. For the three months ended March 31, 2016, 49,092,578 shares issuable upon the conversion of the outstanding convertible note payable, the exercise of stock options and warrants, and unvested restricted stock awards were not included in the computation of diluted net loss per share because their inclusion would be antidilutive. For the three months ended March 31, 2015, 46,699,753 shares issuable upon the exercise of stock options and warrants were not included in the computation of diluted net loss per share because their inclusion would have been antidilutive.

15. Commitments

Operating Lease Agreements

During 2013, the Company entered into a two-year service agreement with Equinix Operating Co., Inc. (“Equinix”) whereby Equinix agreed to provide certain products and services to the Company from January 2013 to January 2015. Pursuant to the service agreement, the Company agreed to pay monthly recurring fees in the amount of $8,450 and certain nonrecurring fees in the amount of $9,700. The agreement automatically renews for additional twelve month terms unless earlier terminated by either party. Hosting expense under this lease totaled $15,531 and $46,549 for the three months ended March 31, 2016 and 2015, respectively. On January 31, 2016, we cancelled the service agreement with Equinix.

On February 4, 2015, the Company entered into a lease for office space located at 320 West 37th Street, 13th Floor, New York, NY 10018 and paid a security deposit in the amount of $200,659. The term of the lease runs until March 4, 2022. The Company’s monthly office rent payments under the lease are currently approximately $26,000 per month and escalates on an annual basis for each year of the term of the lease. Rent expense under this lease was $82,551 and $27,517 for the three months ended March 31, 2016 and 2015, respectively.

Capital Lease Agreements

In October 2014, two HP lease agreements were canceled due to price negotiations and we entered into two new three-year lease agreements with HP for equipment and certain financed items. In December 2014, we cancelled our remaining operating lease agreements and entered into two additional three-year capital lease agreements with notes. The Company recognized these leases on its Condensed Consolidated Balance Sheets under capitalized lease obligations. Amortization for equipment under capital leases was $18,217 for the three months ended March 31, 2016 and 2015. Rent payments for equipment under capital leases were $22,734 for the three months ended March 31, 2016 and 2015.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On January 31, 2013, the Company entered into a consulting agreement with Darrell Lerner, pursuant to which Mr. Lerner agreed to serve as a consultant to the Company for an initial term of three years, beginning on February 1, 2013 (the “Effective Date”). Pursuant to the agreement, Mr. Lerner agreed to assist and advise the Company on legal, financial and other matters for which he has knowledge that pertains to the Company, as the Company reasonably requests. As compensation for his services, the Company agreed to pay Mr. Lerner a monthly fee of $25,000 for the initial two year period of the agreement and a monthly fee of $5,000 for every month thereafter. The monthly payments under the agreement are conditioned upon Mr. Lerner’s compliance with a customary confidentiality covenant covering certain information concerning the Company, a covenant not to compete during the term of the agreement and for a period of one year following the termination of the agreement, a non-disparagement covenant regarding the Company and a non-solicitation covenant for a period of six months immediately following the later of the termination of the agreement or the end of the term of the agreement. On January 31, 2016, the Company amended the consulting agreement with Darrell Lerner, pursuant to which the monthly fee owed to Mr. Lerner was reduced to $3,000 and the term of the agreement was set to automatically renew for successive one-year periods beginning on February 1, 2016 unless either party provides written notice of non-renewal. Consulting expense under this agreement for the three months ended March 31, 2016 was $11,000, as compared to $35,000 for the three months ended March 31, 2015.

The Company or Mr. Lerner may terminate the agreement at any time without notice prior to or at the expiration of the term. If the Company terminates the agreement without “cause” (as defined in the agreement), the Company has agreed to (i) pay Mr. Lerner the amount of the unpaid monthly fees owed to Mr. Lerner for the period from the Effective Date to the two year anniversary of the Effective Date and (ii) take all commercially reasonably actions to cause (A) 325,000 shares of restricted common stock of the Company previously granted to Mr. Lerner, (B) 600,000 shares of restricted common stock of the Company previously granted to Mr. Lerner and (iii) 150,000 shares of restricted common stock of the Company granted to Mr. Lerner pursuant to the agreement, to be vested as of the date of such termination. Stock-based compensation expense relating to non-employee restricted stock awards for the three months ended March 31, 2016 was $22,310, as compared to $(22,326) for the three months ended March 31, 2015.

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

17. Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2016, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2016 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K. Aside from certain information as of December 31, 2015, all amounts herein are unaudited. Unless the context otherwise indicates, references to “Snap,” “we,” “our,” “us” and the “Company” refer to Snap Interactive, Inc. and its subsidiary on a consolidated basis.

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

Overview

The Company operates a portfolio of two dating applications, FirstMet, which is available through desktop and mobile platforms, and The Grade, which is available through iOS and AndroidTM platforms. We also intend to expand our portfolio through the development of new applications, including a new application based on our existing product platform that we expect will launch in the third quarter of 2016. In March 2016, we completed a rebranding of our dating application “Are You Interested?” (“AYI”) under the name FirstMet. FirstMet offers distinctive features and superior user experience of AYI under a refreshed brand identity.

Our dating applications and the revenues generated therefrom are supported by a large user database of approximately 30 million users. Our management believes that the scale of our user database presents a competitive advantage in the dating industry and can present growth opportunities to build future dating application brands or to commercialize by presenting third party advertising.

FirstMet

We provide a leading online dating application under the FirstMet brand that is native on Facebook, iOS and Android platforms and is also accessible on mobile devices and desktops at FirstMet.com. Our FirstMet application is available to users and active subscribers. FirstMet is extremely scalable and requires limited incremental operational cost to add users, active subscribers or new features catering to additional discrete audiences. FirstMet was the #15 grossing application in the U.S. Lifestyle Category on Apple® App StoreSM in the United States as of May 3, 2016.

In March 2016, we completed a rebranding of AYI under the name FirstMet. As a result of devoting our efforts to the rebranding, we decreased our marketing investment in AYI throughout the latter half of 2015 to reserve cash for the planned rebranding to FirstMet, as well as for other growth initiatives. We believe the rebranding had positive effects in reactivating inactive users from our database and we expect it to reduce user acquisition costs in the longer term.

We believe that the number of active subscribers is directly correlated to our spending on sales and marketing. For the three months ended March 31, 2016, our spending on sales and marketing was 27.5% lower than the three months ended March 31, 2015, which we believe resulted in a decrease in the number of active subscribers during 2016, as seen in the chart below:

As of March 31, 2016, FirstMet had approximately 81,600 active subscribers, which constituted a 2.9% decrease in active subscribers since December 31, 2015. New subscription transactions for FirstMet for the three months ended March 31, 2016 decreased 33.4% as compared to the same period in 2015. We expect that, for the foreseeable future, we will continue to allocate the significant majority of our resources and spending to FirstMet in an effort to increase our operating cash flow by focusing on our revenue-generating application.

The Grade

We also provide an online dating application under The Grade brand that is native on iOS and Android. The Grade is a mobile application that we launched in November 2014 to pursue our strategy of providing a portfolio of dating and social applications. The Grade is a mobile dating application that holds users accountable to a high standard of behavior by using a proprietary algorithm that assigns letter grades to users ranging from “A+” to “F” based on profile quality, messaging quality and reviews from other users of the application. Users with a grade of “D” receive a warning and instructions on how to improve their grade, while users who fail to improve an “F” grade are at risk of expulsion. By providing user grades and expelling low-quality users who receive an “F” grade, The Grade aims to create a community of high-quality users who are desirable, articulate and responsive.

The application is offered free to users and, apart from testing monetization approaches, there are no immediate plans to monetize The Grade.

In December 2015, we began realigning our focus from The Grade to FirstMet. We expect that, for the foreseeable future, we will continue to allocate the significant majority of our resources and spending on FirstMet in an effort to increase our operating cash flow by focusing on our revenue-generating application. As we sustain this lower level of spending on sales and marketing for The Grade, we expect that we may experience a decrease in the number of The Grade’s users.

Operational Highlights and Objectives

During the three months ended March 31, 2016, we executed key components of our objectives:

●	appointed a third independent director to our Board of Directors;
●	relaunched our foundational product AYI under the new brand FirstMet; and
●	rebuilt and re-introduced our iPhone and Android mobile apps, with the goal of reducing the cost of innovation on mobile platforms.

For the near term, our business objectives include:

●	launching a new dating product leveraging our existing product platform and the strength of our user database;
●	continuing to grow and improve our mobile platforms;
●	reengaging more inactive users in our large user database;
●	driving more international growth through foreign language translations of our apps; and
●	seeking financing or strategic alternatives to refinance or retire our outstanding debt.

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

Our users have a variety of methods by which to purchase subscriptions to FirstMet. Users can pay by credit card, Google Play, PayPal, Fortumo or as an in-App purchase through Apple Inc.’s App Store. Pursuant to Apple Inc.’s terms of service, Apple Inc. retains 30% of the revenue that is generated from sales on our iPhone application through in-App purchases.

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

Product development expense. Product development expense consists primarily of compensation (including stock-based compensation) and other employee- related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

General and administrative. General and administrative expense consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources, facilities costs, office expenses and fees for other professional services.

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

Key Metrics

Our management relies on certain financial measures and/or unaudited performance indicators to manage and evaluate our business that are not calculated and presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our advertising and marketing efforts and assess operational efficiencies. We also discuss net cash used in operating activities under the ‟Results of Operations” and ‟Liquidity and Capital Resources” sections below. Active subscribers, bookings and Adjusted EBITDA are discussed below.

	Three Months Ended
	March 31,
	2016	2015
Active subscribers (at period end)	81,600	102,700
Bookings	$2,500,751	$3,157,566
Net cash used in operating activities	$(281,188)	$1,052,770
Net loss	$(1,501,004)	$(1,219,179)
Adjusted EBITDA	$(138,466)	$(612,465)
Adjusted EBITDA as percentage of total revenues	(5.2)%	(19.2)%

Active Subscribers

We believe that the number of active subscribers is a key operating metric to assess the potential of the recurring revenue stream of the FirstMet application. "Active subscribers" means current users that have prepaid a subscription fee for current access to the FirstMet application and whose subscription period has not yet expired. We plan to increase this metric by targeted user acquisition campaigns, building a recognizable brand and increasing user engagement on FirstMet through the development of a superior feature set.

Bookings

Bookings is a financial measure representing the aggregate dollar value of subscription fees and micro-transactions received during the period but is not a financial measure that is calculated and presented in accordance with GAAP. We calculate bookings as subscription revenue recognized during the period plus the change in deferred subscription revenue recognized during the period. We record subscription revenue from subscription fees and micro-transactions as deferred subscription revenue and then recognize that revenue ratably over the length of the subscription term. Our management uses bookings internally in analyzing our financial results to assess operational performance and to assess the effectiveness of, and plan future, user acquisition campaigns. We believe that this non-GAAP financial measure is useful in evaluating our business because we believe, as compared to subscription revenue, it is a better indicator of the subscription activity in a given period. We believe that both management and investors benefit from referring to bookings in assessing our performance and when planning, forecasting and analyzing future periods.

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

The following table presents a reconciliation of subscription revenue to bookings for each of the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Reconciliation of Subscription Revenue to Bookings
Subscription revenue	$2,507,148	$3,129,310
Change in deferred subscription revenue	(6,397)	28,256
Bookings	$2,500,751	$3,157,566

Limitations of Bookings

Some limitations of bookings as a financial measure include that:

●	bookings does not reflect that we recognize subscription revenue from subscription fees and micro-transactions over the length of the subscription term or a two-month period, respectively; and
●	other companies, including companies in our industry, may calculate bookings differently or choose not to calculate bookings at all, which reduces its usefulness as a comparative measure.

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

	Three Months Ended March 31,
	2016	2015
Reconciliation of Net loss to Adjusted EBITDA:
Net loss	$(1,501,004)	$(1,219,179)
Interest expense, net	425,674	236,404
Loss on disposal of fixed assets	-	79,628
Depreciation and amortization expense	36,515	60,819
Change in fair value of derivative liabilities	746,575	-
Stock-based compensation expense	153,774	229,863
Adjusted EBITDA	$(138,466)	$(612,465)

Results of Operations

The following table sets forth Condensed Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended
	March 31,
	2016	2015
Total revenues	100.0%	100.0%
Costs and expenses:
Cost of revenue	16.3%	14.1%
Sales and marketing expense	48.3%	55.9%
Product development expense	16.6%	19.8%
General and administrative expense	31.1%	41.0%
Total costs and expenses	112.3%	130.8%
Loss from operations	(12.3)%	(30.8)%
Interest expense, net	(15.9)%	(7.4)%
Change in fair value of derivative liabilities	(27.9)%	-
Loss before provision for income taxes	(56.1)%	(38.2)%
Provision for income taxes	-	-
Net loss	(56.1)%	(38.2)%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues

Revenues decreased to $2,677,267 for the three months ended March 31, 2016, from $3,186,083 for the three months ended March 31, 2015. The decrease is mainly driven by a decrease in subscription revenue primarily as a result of a decreased number of new international transactions and a decrease in the number of active subscribers.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the three months ended March 31, 2016 and the three months ended March 31, 2015, the decrease between those periods, the percentage decrease between those periods, and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31,		Increase	% Increase	March 31,
	2016	2015	(Decrease)	(Decrease)	2016	2015
Subscription revenue	$2,507,148	$3,129,310	$(622,162)	(19.9)%	93.6%	98.2%
Advertising revenue	170,119	56,773	113,346	199.6%	6.4%	1.8%
Total revenues	$2,677,267	$3,186,083	$(508,816)	(16.0)%	100.0%	100.0%

Subscription – Our subscription revenue for the three months ended March 31, 2016 decreased by $622,162, or 19.9%, as compared to the three months ended March 31, 2015. This decrease in subscription revenue for the three months ended March 31, 2016 was primarily due to a decrease in the scale of user acquisition campaigns as a result of a decrease in FirstMet advertising expense of 33.3% as compared to the three months ended March 31, 2015. In addition, the year-over-year comparison of our subscription revenue was negatively impacted by unfavorable changes in foreign exchange rates. Subscription revenue as a percentage of total revenues was 93.6% for the three months ended March 31, 2016, as compared to 98.2% for the three months ended March 31, 2015.

Advertising – Our advertising revenue for the three months ended March 31, 2016 increased by $113,346, or 199.6%, as compared to the three months ended March 31, 2015. The increase in advertising revenue resulted from new advertising partnerships and more advertisement placements. Advertising revenue as a percentage of total revenues was 6.4% for the three months ended March 31, 2016, as compared to 1.8% for the three months ended March 31, 2015.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2016 reflect a decrease in costs and expenses of $1,162,837, or 27.9%, as compared to the three months ended March 31, 2015. The following table presents our costs and expenses for the three months ended March 31, 2016 and 2015, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Three Months Ended
	March 31,			%
	2016	2015	(Decrease)	(Decrease)
Cost of revenue	$435,658	$450,346	$(14,688)	(3.3)%
Sales and marketing expense	1,292,164	1,781,506	(489,342)	(27.5)%
Product development expense	445,548	629,775	(184,227)	(29.3)%
General and administrative expense	832,652	1,307,231	(474,579)	(36.3)%
Total costs and expenses	$3,006,022	$4,168,858	$(1,162,836)	(27.9)%

Cost of revenue - Our cost of revenue for the three months ended March 31, 2016 decreased by $14,688, or 3.3%, as compared to the three months ended March 31, 2015. This slight decrease for the three months ended March 31, 2016 was primarily driven by lower hosting expense. Cost of revenue as a percentage of total revenues was 16.3% for the three months ended March 31, 2016, as compared to 14.1% for the three months ended March 31, 2015.

Sales and marketing expense - Our sales and marketing expense for the three months ended March 31, 2016 decreased by $489,342, or 27.5%, as compared to the three months ended March 31, 2015. The decrease in sales and marketing expense was primarily driven by a decrease in the number and size of user acquisition campaigns, offset by an increase in headcount related expenses. Sales and marketing expense as a percentage of total revenues was 48.3% for the three months ended March 31, 2016, as compared to 55.9% for the three months ended March 31, 2015. For the three months ended March 31, 2016, advertising expense for FirstMet and The Grade was $1,136,413 and $27,725, respectively. For the three months ended March 31, 2015, advertising expense for FirstMet and The Grade was $1,704,279 and $0, respectively.

Product development expense - Our product development expense for the three months ended March 31, decreased by $184,227, or 29.3%, as compared to the three months ended March 31, 2015. The decrease in product development expenses was primarily due to reduced headcount in the product development and engineering teams. Product development expense as a percentage of total revenues was 16.6% for the three months ended March 31, 2016, as compared to 19.8% for the three months ended March 31, 2015.

General and administrative expenses - Our general and administrative expense for the three months ended March 31, 2016 decreased by $474,579, or 36.3%, as compared to the three months ended March 31, 2015. The decrease in general and administrative expense was primarily driven by a reduced stock compensation expense relating to a restricted stock award modification. In addition, the decrease in general and administrative expense was influenced by a loss on disposal of fixed assets and a one-time legal settlement in 2015, as well reduced consulting fees in 2016. General and administrative expense as a percentage of total revenues was 31.1% for the three months ended March 31, 2016, as compared to 41.0% for the three months ended March 31, 2015.

Non-Operating Expense

The following table presents the components of non-operating expense for the three months ended March 31, 2016 and the three months ended March 31, 2015, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Three Months Ended
	March 31,			%
	2016	2015	(Decrease)	(Decrease)
Interest expense, net	$(425,674)	$(236,404)	$(189,270)	80.1%
Change in fair value of derivative liabilities	(746,575)	-	(746,575)	100.0%
Total non-operating expense	$(1,172,249)	$(236,404)	$(935,845)	395.9%

Interest expense, net

Interest expense, net for the three months ended March 31, 2016 was $425,674, a net increase of $189,270, or 80.1%, as compared to $236,404 for the three months ended March 31, 2015. The increase of interest expense was mainly driven by the interest incurred on and the debt discount amortization related to the Note. Interest expense, net represented 15.9% and 7.4% of total revenues for the three months ended March 31, 2016 and 2015, respectively.

Change in fair value of derivative liabilities

Our derivative liability is marked-to-market in each reporting period, with changes in fair value reported in earnings. The mark-to-market loss of $746,575 for the three months ended March 31, 2016 and $0 for the three months ended March 31, 2015 represented the changes in fair value of the derivative liability during those periods.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2016	2015
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(281,188)	$(1,052,770)
Net cash used in investing activities	(8,072)	(20,826)
Net cash (used in) provided by financing activities	(17,360)	2,263,017
Net (decrease) increase in cash and cash equivalents	$(306,620)	$1,189,421

We have historically financed our operations through cash generated from debt and equity offerings, cash provided from operations and promissory notes from investors.

A significant portion of our expenses are related to user acquisition costs. Our sales and marketing expenses are primarily spent on channels where we can estimate the return on investment without long-term commitments. Accordingly, we can adjust our sales and marketing expenditures quickly based on the expected return on investment, which provides flexibility and enables us to manage our sales and marketing expense.

As of March 31, 2016, we had $1,824,642 in cash and cash equivalents, as compared to cash and cash equivalents of $2,131,262 as of December 31, 2015. Historically, our working capital has been generated through operations and equity offerings. If we grow and expand our operations, our need for working capital will increase. We intend to finance our business and growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

We have also incurred debt as a means of generating liquidity. As of March 31, 2016, the outstanding principal amount of our debt was $3,000,000, which consisted entirely of the Note, which is discussed in more detail below.

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

Our ability to grow our business, continue to meet our obligations and make payments on the Note is dependent upon establishing consistently profitable operations, which may be supplemented by raising additional funds through public or private financings. Although we currently believe that we have sufficient resources to make our required payments on the Note throughout 2016, we believe that we will need to raise additional capital in the future to fund our operations and repay the Note when it becomes due on February 13, 2017. If we are unable to raise additional capital, we may need to restructure or refinance the Note, and we may not be able to complete such restructuring or refinancing on terms that are acceptable to us or at all. If we cannot make scheduled payments on the Note or repay the Note when it becomes due, we will be in default and Sigma II could declare all outstanding principal and interest on the Note to be immediately due and payable and could foreclose against the assets securing the Note, which could force us into bankruptcy or liquidation.

Going Concern

Our financial statements for the three months ended March 31, 2016 indicate there is substantial doubt about our ability to continue as a going concern as we require additional equity and/or debt financing to continue our operations. We must ultimately generate sufficient cash flow to meet our obligations on a timely basis, repay the Note which is due on February 13, 2017, attain profitability in our business operations and be able to fund our long term business development and growth plans. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer-term business plan. Management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we have not secured any commitment for new financing at this time nor can we provide any assurance that new financing will be available on commercially acceptable terms, if at all. Our liquidity and capital resources have decreased as a result of the net operating loss of $328,755 that we incurred during the three months ended March 31, 2016. On March 31, 2016, our accumulated deficit amounted to $16,178,130.

Operating Activities

Net cash used in operating activities was $281,188 for the three months ended March 31, 2016, as compared to net cash used in operating activities of $1,052,770 for the three months ended March 31, 2015. This decrease in net cash used in operating activities was a result of a decrease in our accrued expenses mainly driven by the one-time repayment of the advance under the Acquisition Agreement with Zoosk and security deposit made in connection with the relocation of our corporate office.

Significant items impacting cash flow in the three months ended March 31, 2016 included significant cash outlays relating to sales and marketing expense, professional fees and related benefits. These uses of cash were offset in part by collections in subscription revenue received during the period.

Significant items impacting cash flow in the three months ended March 31, 2015 included significant cash outlays relating to sales and marketing expense, increases in programming, hosting and technology expense, professional fees and related benefits. These uses of cash were offset in part by collections in subscription revenue received during the period.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2016 and 2015 was $8,072 and $20,826, respectively. Cash used in investing activities included purchases of property and equipment totaling $8,072 and $26,192 during the three months ended March 31, 2016 and 2015, respectively. These purchases consisted primarily of computers and office furniture during the periods. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development.

Financing Activities

Cash (used in) provided by financing activities for the three months ended March 31, 2016 and 2015 was $(17,360) and $2,263,017, respectively.

The decrease relates to the issuance of the Note in the aggregate principal amount of $3,000,000 to Sigma II during the three months ended March 31, 2015, which was partially offset by the repayment of two promissory notes in the aggregate principal amount of $400,000 and payments for our capital lease obligations in 2015.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

On February 4, 2015, the Company entered into a lease for office space located at 320 West 37th Street, 13th Floor, New York, NY 10018 and paid a security deposit in the amount of $200,659. The term of the lease runs until March 4, 2022. The Company’s monthly office rent payments under the lease are currently approximately $26,000 per month and escalate on an annual basis for each year of the term of the lease.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, either early adoption permitted. The Company is currently evaluating ASU 2016-09 and its impact on its consolidated financial statements or disclosures.

Significant Accounting Policies and Estimates

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

During the three months ended March 31, 2016, there were no material changes to our significant accounting policies from those contained in the Form 10-K. Certain critical accounting policies are included here as follows:

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

Based on the evaluation as of March 31, 2016, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of March 31, 2016, the Company determined that the following item constituted a material weakness:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.2	Certificate of Amendment of Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 14, 2016 by the Company with the SEC).
3.4	Amended and Restated By-Laws of Snap Interactive, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on April 25, 2012 by the Company with the SEC).
10.1	Restricted Stock Cancellation and Release Agreement, dated as of March 3, 2016, by and between Clifford Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on March 7, 2016 by the Company with the SEC).
10.2	Restricted Stock Award Agreement, dated as of March 3, 2016, by and between Clifford Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed March 14, 2016 by the Company with the SEC).
10.3	Third Amendment to Executive Employment Agreement, effective as of March 3, 2016, by and between Snap Interactive, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 7, 2016 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Snap Interactive, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP INTERACTIVE, INC.

Date: May 9, 2016	By:	/s/ Alexander Harrington
Alexander Harrington Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)