Form 10-Q
period 2016-06-30
Snap Interactive, Inc
filed 2016-08-11
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2016
Common Stock, par value $0.001 per share	41,692,826*

*Excludes 10,325,000 shares of unvested restricted stock.

SNAP INTERACTIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

Unless the context otherwise indicates, references to “Snap,” “we,” “our,” “us” and the “Company” refer to Snap Interactive, Inc. and its subsidiary on a consolidated basis.

FirstMet, Snap, the Snap logo and other trademarks or service marks appearing in this report are the property of Snap Interactive, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective owners.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to continue as a going concern;
●	our ability to consummate our proposed merger with A.V.M. Software, Inc. (d/b/a Paltalk);
●	our ability to maintain compliance with the covenants in the agreements governing our indebtedness, including maintaining minimum cash balances;
●	our ability to generate and sustain increased revenue levels and achieve profitability in the future;
●	our ability to meet our current and future debt service obligations;
●	our ability to maintain good relationships with Apple Inc., Facebook, Inc. and Google Inc., our heavy reliance on their platforms and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;
●	our ability to obtain additional capital or financing to execute our business plan and limitations in the agreements governing our indebtedness related to the incurrence of additional indebtedness;
●	our reliance on our executive officers;
●	the intense competition in the online dating industry;
●	our ability to release new applications or improve upon existing applications and derive revenue therefrom;
●	our ability to offset fees associated with the distribution platforms that host our applications;
●	our reliance on a small percentage of our total users for substantially all of our revenue;
●	our ability to develop, establish and maintain strong brands;
●	our ability to update our applications to respond to the trends and preferences of online dating consumers;
●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;
●	our ability to develop and market new technologies to respond to rapid technological changes;
●	our ability to effectively manage our headcount, including attracting and retaining qualified employees;
●	our ability to generate subscribers through advertising and marketing agreements with third party advertising and marketing providers;
●	our reliance on third party email service providers for delivery of email campaigns to convert users to subscribers and to retain subscribers;
●	our ability to manage our affiliate marketers’ compliance with internal brand standards or state and federal marketing laws and regulations;
●	our reliance in internal systems to maintain and control marketing expenditures and corresponding return on investments;
●	the effects of interruptions, maintenance or failures of our data center, programming code, servers or technological infrastructure;
●	the effect of security breaches, computer viruses and computer hacking attacks;
●	our ability to comply with laws and regulations regarding privacy and protection of user data;
●	our reliance upon credit card processors and related merchant account approvals;
●	governmental regulation or taxation of the online dating or the Internet industries;
●	the impact of any claim that we have infringed on intellectual property rights of others;
●	our ability to protect our intellectual property rights;
●	the risk that we might be deemed a “dating service” or an “Internet dating service” under various state regulations;
●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users; and
●	our ability to manage or mitigate adverse changes in foreign currency exchange rates relating to international bookings.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,561,917	$2,131,262
Credit card holdback receivable	162,819	165,853
Accounts receivable, net of allowances and reserves of $64,853 and $55,468, respectively	188,475	206,547
Prepaid expense and other current assets	63,341	108,871
Total current assets	1,976,552	2,612,533
Fixed assets and intangible assets, net	328,035	387,617
Notes receivable	82,452	81,123
Long term security deposits	279,410	279,410
Investments	200,000	200,000
Total assets	$2,866,449	$3,560,683

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,287,037	$1,065,662
Accrued expenses and other current liabilities	169,282	367,018
Deferred subscription revenue	1,408,426	1,505,862
Senior Note payable, net of discount	2,240,144	-
Total current liabilities	5,104,889	2,938,542
Deferred rent, net of current portion	111,193	99,595
Senior Note payable, net of discount	-	1,636,585
Derivative liabilities	1,330,000	473,425
Capital lease obligations, net of current portion	34,495	75,560
Total liabilities	6,580,577	5,223,707
Commitments and Contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 50,017,826 and 50,017,826 shares issued, respectively, and 39,692,826 and 39,692,826 shares outstanding, respectively	39,693	39,693
Additional paid-in capital	13,265,441	12,974,409
Accumulated deficit	(17,019,262)	(14,677,126)
Total stockholders' deficit	(3,714,128)	(1,663,024)
Total liabilities and stockholders' deficit	$2,866,449	$3,560,683

The accompanying notes are an integral part of these condensed consolidated financial statements

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Subscription revenue	2,459,633	$3,075,868	$4,966,781	$6,205,178
Advertising revenue	154,329	112,671	324,448	169,444
Total revenues	2,613,962	3,188,539	5,291,229	6,374,622
Costs and expenses:
Cost of revenue	405,965	430,913	841,623	881,259
Sales and marketing expense	1,210,103	1,399,117	2,502,268	3,180,623
Product development expense	440,451	541,026	885,999	1,170,801
General and administrative expense	861,270	1,055,858	1,693,923	2,363,089
Total costs and expenses	2,917,789	3,426,914	5,923,813	7,595,772
Loss from operations	(303,827)	(238,375)	(632,584)	(1,221,150)
Interest expense, net	(427,306)	(430,611)	(852,977)	(667,015)
Change in fair value of derivative liabilities	(110,000)	410,000	(856,575)	410,000
Loss before provision for income taxes	(841,133)	(258,986)	(2,342,136)	(1,478,165)
Provision for income taxes	-	-	-	-
Net loss	(841,133)	$(258,986)	$(2,342,136)	$(1,478,165)

Net loss per share of common stock:
Basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.04)
Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic and diluted	39,692,826	39,682,826	39,692,826	39,550,411

The accompanying notes are an integral part of these condensed consolidated financial statements

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance at January 1, 2016	39,692,826	$39,693	$12,974,409	$(14,677,126)	$(1,663,024)
Stock-based compensation expense for restricted stock awards	-	-	209,774	-	209,774
Stock-based compensation expense for stock options	-	-	81,258	-	81,258
Net loss	-	-	-	(2,342,136)	(2,342,136)
Balance at June 30, 2016	39,692,826	$39,693	$13,265,441	$(17,019,262)	$(3,714,128)

The accompanying notes are an integral part of these condensed consolidated financial statements

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,342,136)	$(1,478,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,784	96,007
Stock-based compensation expense	291,032	506,455
Loss on disposal of fixed assets	-	79,628
Amortization of debt issuance cost	77,917	60,198
Amortization of debt discount	525,644	397,863
Change in fair value of derivative liabilities	856,575	(410,000)
Changes in operating assets and liabilities:
Credit card holdback receivable	3,034	419,599
Accounts receivable	18,072	(43,213)
Security deposits	-	(85,555)
Prepaid expenses and other current assets	45,530	(22,210)
Accounts payable, accrued expenses and other current liabilities	17,951	(873,646)
Deferred rent	11,598	49,027
Deferred subscription revenue	(97,436)	(129,203)
Deferred advertising revenue	-	(13,427)
Net cash used in operating activities	(520,435)	(1,446,642)
Cash flows from investing activities:
Purchase of property and equipment	(12,204)	(37,007)
Proceeds from sale of fixed assets	-	6,000
Issuance to employees of note receivable and accrued interest	(1,329)	(1,280)
Notes receivable	-	-
Net cash used in investing activities	(13,533)	(32,287)
Cash flows from financing activities:
Payments of capital lease obligations	(35,377)	(30,479)
(Repayment of) proceeds from promissory notes	-	(400,000)
Payment of financing costs	-	(314,249)
Proceeds from issuance of promissory notes	-	3,000,000
Net cash (used in) provided by financing activities	(35,377)	2,255,272
Net (decrease) increase in cash and cash equivalents	(569,345)	776,343
Balance of cash and cash equivalents at beginning of period	2,131,262	1,138,385
Balance of cash and cash equivalents at end of period	1,561,917	$1,914,728
Supplemental disclosure of cash flow information:
Cash paid in interest and taxes	$180,000	$90,000

Non-cash investing and financing activities:
Compound embedded derivative under the Senior Note and Securities Purchase Agreement recorded as derivative liabilities (See Note 5)	$-	$1,748,000
Warrants issued under the Advisory Services Agreement as additional consideration for the Senior Note and recorded as derivative liabilities (See Note 5)	$-	$342,000
Common stock issued under the Advisory Services Agreement as additional consideration for the Senior Note	$-	$30,000

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

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheet, results of operations, cash flows and changes in the stockholders’ deficit of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results and the results for the three and six months ended June 30, 2016 are not necessarily indicative of results for the year ending December 31, 2016, or for any other period.

2. Going Concern and Management’s Plans

The Company reported a loss of $2.3 million for the six months ended June 30, 2016. On June 30, 2016, the Company’s accumulated deficit amounted to $17.0 million. The Company’s convertible note payable with a principal amount outstanding of $3.0 million matures on February 13, 2017 (the “Senior Note”). These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital through public or private financings or strategic business combinations in order to sustain its operations while continuing the longer term efforts contemplated under its business plan (see Note 17—Non-Binding Letter of Intent). The Company cannot provide any assurance that it will raise additional capital. If the Company is unable to secure additional capital, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. The accompanying financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

3. Summary of Significant Accounting Policies

During the three and six months ended June 30, 2016, there were no material changes to the Company’s significant accounting policies from those disclosed in the Form 10-K. Certain significant accountant policies relied on in the preparation of the accompanying unaudited condensed consolidated financial statements are as follows:

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

4. Accounts Receivable, Net

Accounts receivable, net consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Unaudited)
Accounts receivable	253,328	$262,015
Less: Reserve for future chargebacks	(64,853)	(55,468)
Total accounts receivable, net	188,475	$206,547

Credit card payments for subscriptions and micro-transactions typically settle several days after the date of purchase. The amount of unsettled transactions due from credit card payment processors was $74,134 as of June 30, 2016, as compared to $147,582 at December 31, 2015. The amount of accounts receivable due from Apple Inc. was $86,795, or 46.1% of the Company’s accounts receivable, as of June 30, 2016, compared to $76,074, or 36.8% of the Company’s accounts receivable, at December 31, 2015.

5. Security Deposits

In October 2014, the Company issued a $135,000 security deposit which replaced the previous letter of credit as part of the new capital lease obligations for equipment with Hewlett Packard Financial Services Company (“HP”). In November 2015, HP returned $60,000 of the security deposit. The Company recorded $75,000 under long-term security deposits on its Condensed Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015, respectively.

In February 2015, the Company issued $200,659 as a security deposit as part of a new office rent lease (see Note 15). The Company recorded the $200,659 under long-term security deposits on its Condensed Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015.

In November 2015, the Company issued $3,751 as a security deposit as part of the Company’s new data center. The Company recorded the $3,751 under long- term security deposits on its Condensed Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015.

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

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the liabilities measured at fair value on a recurring basis as of June 30, 2016:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liabilities	$-	$-	$870,000	$870,000
Compound embedded derivative	-	-	460,000	460,000
Total derivative liabilities	$-	$-	$1,330,000	$1,330,000

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liabilities	$-	$-	$273,425	$273,425
Compound embedded derivative	-	-	200,000	200,000
Total derivative liabilities	$-	$-	$473,425	$473,425

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

The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. The common stock purchase warrants issued in connection with the Senior Note and the Senior Note’s embedded conversion feature do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at a lower price in the future. In accordance with Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity, the fair value of these warrants is classified as a liability on the Company’s Condensed Consolidated Balance Sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders. In addition, the Company entered into an Advisory Services Agreement (the “Advisory Agreement”), dated as of February 13, 2015, by and between the Company and Sigma Capital Advisors, LLC (“Sigma”) that contains certain provisions whereby the Company will be required to make certain make-whole cash payments to the holder of the Senior Note upon the occurrence of certain future events, as more fully described in Note 11. Such instruments do not have fixed settlement provisions and have also been recorded as derivative liabilities. Corresponding changes in the fair value of the derivative liabilities are recognized in earnings on the Company’s Condensed Consolidated Statement of Operations in each subsequent period.

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

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the warrant liabilities as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Unaudited)
Stock price	$0.14	$0.08
Weighted average strike price	$0.35	$0.64
Remaining contractual term (years)	3.62	4.12
Volatility	110.0%	95.0%
Risk-free rate	0.86%	1.54%
Dividend yield	0.0%	0.0%

As described in Note 18, the Company recently entered into an Exchange Agreement, dated July 13, 2016 (the “Exchange Agreement”), with the holders of the warrants issued in connection with the Senior Note, pursuant to which the warrants were exchanged for an aggregate of 2,000,000 shares of the Company’s common stock. As a result, such warrants were automatically terminated and cancelled in full.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the conversion feature liability as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31 2015
	(Unaudited)
Stock price	$0.14	$0.08
Strike price	$0.20	$0.20
Remaining contractual term (years)	0.62	1.12
Volatility	110.0%	95.0%
Risk-free rate	0.36%	0.65%
Dividend yield	0.0%	0.0%

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$1,220,000	$2,113,426	$473,425	$23,425
Fair value of derivatives issued	-	-	-	2,090,000
Change in fair value of derivative liabilities	110,000	(410,000)	856,575	(410,000)
Ending balance	$1,330,000	$1,703,426	$1,330,000	$1,703,425

7. Fixed Assets and Intangible Assets, Net

Fixed assets and intangible assets, net consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Unaudited)
Computer equipment	$268,427	$260,355
Furniture and fixtures	98,160	98,160
Leasehold improvements	21,026	21,026
Software	10,968	10,968
Website domain names	143,155	139,025
Website costs	40,500	40,500
Equipment under capital leases	218,605	218,605
Total fixed assets	800,841	788,639
Less: Accumulated depreciation and amortization	(472,806)	(401,022)
Total fixed assets and intangible assets, net	$328,035	$387,617

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation and amortization expense for the three and six months ended June 30, 2016 was $35,269 and $71,784, respectively, as compared to $35,188 and $96,007, respectively for the three and six months ended June 30, 2015. The Company only holds fixed assets in the United States.

8. Notes Receivable

At June 30, 2016, the Company had notes receivable due in the aggregate amount of $82,452 from two former employees. The employees issued the notes to the Company since the Company paid taxes for stock-based compensation on these employees’ behalf in 2011 and 2012. The outstanding amounts under the notes are secured by pledged stock certificates and are due at various times during 2021-2023. Interest accrues on these notes at rates ranging from 2.80% to 3.57% per annum.

9. Income Taxes

The Company had no income tax benefit or provision for the six months ended June 30, 2016 and 2015. Since the Company incurred a net loss for the six months ended June 30, 2016 and 2015, there was no income tax expense for either period. Increases in deferred tax balances have been offset by a valuation allowance and have no impact on the Company’s deferred income tax provision.

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

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Unaudited)
Compensation and benefits	$90,100	$176,410
Professional fees	-	102,200
Capital lease obligations	79,182	73,494
Other accrued expenses	-	14,914
Total accrued expenses and other current liabilities	$169,282	$367,018

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Convertible Note Payable

Securities Purchase Agreement

On February 13, 2015, the Company closed a private placement of debt and equity securities for aggregate gross proceeds of $3,000,000 pursuant to a securities purchase agreement (the “Securities Purchase Agreement”). In connection with the Securities Purchase Agreement, the Company issued Sigma Opportunity Fund II, LLC (“Sigma II”) (i) 350,000 shares of the Company’s common stock, (ii) the Senior Note in the aggregate principal amount of $3,000,000 and (iii) a warrant to purchase up to 10,500,000 shares of the Company’s common stock. The Company incurred financing costs of $314,249 in connection with the Securities Purchase Agreement that will be amortized over the term of the Senior Note. Amortization expense for the three and six months ended June 30, 2016 was $39,174 and $77,917, respectively; and $39,174 and $60,198 for the three and six months ended June 30, 2015, respectively. The amortization expense was included as interest expense on the accompanying Condensed Consolidated Statement of Operations.

The Senior Note bears interest at a rate of 12% per annum and matures on the earlier of February 13, 2017 or a change in control. During any time while the Senior Note is outstanding, the outstanding principal balance of the Senior Note, together with all accrued and unpaid interest, is convertible into shares of the Company’s common stock at the option of Sigma II at a conversion price of $0.20 per share, subject to certain adjustments, including reset adjustments to the conversion price if the Company issues securities at lower prices in the future, as disclosed in Note 6. The Company’s obligations under the Senior Note are secured by a first priority lien on all of its assets and property. The Senior Note is also secured by up to 65% of the outstanding capital stock and other equity interests of Snap Mobile Limited, the Company’s wholly owned subsidiary. Snap Mobile Limited is also a guarantor of the Senior Note. An event of default under the Senior Note includes, among other things, (i) the Company’s failure to pay any amounts due and payable when and as required, (ii) failure of a representation or warranty made by the Company to be correct and accurate when made, (iii) the institution of bankruptcy or similar proceedings against the Company and (iv) the Company’s inability to pay debts as they become due. The Senior Note also requires the Company to maintain an aggregate cash balance of $1,350,000 in its bank accounts or it will be required to make partial prepayments on the Senior Note. If the Company fails to maintain this aggregate cash balance in its bank accounts for a thirty day period, it is required to make a $125,000 prepayment on the Senior Note. For each subsequent calendar month that the aggregate cash balance in the Company’s bank accounts does not equal or exceed $1,500,000, the Company must make an additional $125,000 prepayment on the Senior Note.

The Senior Note contains a compound embedded derivative consisting of an embedded conversion feature and interest make-whole provisions and was accounted for as a derivative liability with an aggregate fair value of $950,000. In addition, the fair value of the warrants was $798,000 and was also required to be accounted for as a derivative liability. Both instruments were also recorded as debt discounts on the date the Senior Note was issued. The Company is amortizing the debt discount using the effective interest method over the life of the Senior Note, which is two years. Contractual interest expense under the Senior Note incurred for the three and six months ended June 30, 2016 was $90,000 and $180,000 respectively. Contractual interest expense under the Senior Note incurred for the three and six months ended June 30, 2015 was $90,000 and $136,000, respectively.

Simultaneously with the closing of the private placement, the Company entered into the Advisory Agreement with Sigma pursuant to which Sigma agreed to provide the Company with certain advisory and consulting services. In connection with the Advisory Agreement, the Company issued Sigma 150,000 shares of the Company’s common stock and a warrant to purchase up to 4,500,000 shares of the Company’s common stock. Both the common shares and the warrant issued were fully vested and non-forfeitable on the date the Advisory Agreement was entered into. Based on the terms of the Advisory Agreement and the criteria outlined in ASC 505-50, Equity-Based Payments to Non-Employees, the Company determined that the common stock and warrants issued were additional consideration provided to Sigma in connection with the issuance of the Senior Note. As a result, the Company recorded the grant date fair value of the common stock and warrants of $30,000 and $342,000, respectively, as debt discounts on the accompanying Condensed Consolidated Balance Sheet.

In addition to the issuance of common stock and warrants under the Advisory Agreement, the Company also agreed to pay Sigma a monthly advisory fee of $10,000, up to an aggregate limit of $240,000, subject to certain exceptions, over the life of the Senior Note (the “Cash Payment”). If the Company were to prepay the Senior Note or the repayment of the Senior Note was accelerated for certain reasons, the Company would still be required to remit either a portion or the full amount of the Cash Payment. The Company also agreed to pay Sigma a cash payment of $150,000 if the Company effectuates a dilutive issuance (as defined in the Senior Note) while the Senior Note is outstanding (the “Dilutive Cash Payment”). The Company determined that based on the make-whole features associated with the Cash Payment and the contingent make-whole features associated with the Dilutive Cash Payment, that these payments are required to be treated as derivative instruments in accordance with ASC 815. The fair value of these instruments was included in the value of the compound embedded derivative discussed above.

Amortization expense related to the debt discount for the three and six months ended June 30, 2016 was $264,274 and $525,644, respectively; and $264,274 and $397,863 for the three and six months ended June 30, 2015, respectively. Amortization expense related to the debt discount was included as interest expense on the accompanying Condensed Consolidated Statements of Operations.

As described in Note 18, the Company recently entered into the Exchange Agreement with Sigma II and Sigma, pursuant to which the warrants held by Sigma II and Sigma were exchanged for an aggregate of 2,000,000 shares of the Company’s common stock. As a result, such warrants were automatically terminated and cancelled in full.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Stock-Based Compensation

The Snap Interactive, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 6,356,128 shares of the Company’s common stock may be delivered pursuant to outstanding options awarded under the 2011 Plan, however no additional awards may be granted under such plan. The Snap Interactive, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 15,000,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of June 30, 2016, there were 14,900,000 shares available for future issuance under the 2016 Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the six months ended June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Expected volatility	162.9%	182.8%
Expected life of option	6.12	6.17
Risk free interest rate	1.48%	1.76%
Expected dividend yield	0.0%	0.0%

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

The following table summarizes stock option activity for the six months ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price
Stock Options:
Outstanding at January 1, 2016	6,177,203	$0.33
Granted	437,000	0.15
Expired or canceled, during the period	-	-
Forfeited, during the period	(133,075)	0.17
Outstanding at June 30, 2016	6,481,128	0.32
Exercisable at June 30, 2016	2,794,321	$0.60

At June 30, 2016, the aggregate intrinsic value of stock options that were outstanding and exercisable was $201,098 and $24,984, respectively. At June 30, 2015, the aggregate intrinsic value of stock options that were outstanding and exercisable was $0 and $0, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date. The aggregate fair value for the options granted during the six months ended June 30, 2016 and 2015 was $61,405 and $89,158, respectively.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation expense relating to stock options was $39,309 and $81,258 during the three and six months ended June 30, 2016, as compared to $46,313 and $70,406, for the three and six months ended June 30, 2015, respectively. The Company estimates potential forfeitures of stock awards and adjusts recorded stock-based compensation expense accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense that is recognized in future periods.

At June 30, 2016, there was $381,564 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.95 years.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the six months ended June 30, 2016:

	Number of RSAs	Weighted Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at January 1, 2016	10,325,000	$0.56
Granted	5,000,000	0.11
Expired or canceled, during the period	(5,000,000)	0.52
Forfeited, during the period	-	-
Outstanding at June 30, 2016	10,325,000	$0.37

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

At June 30, 2016, there was $2,420,880 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 7.53 years.

Stock-based compensation expense relating to restricted stock awards for the three and six months ended June 30, 2016 was $97,949 and $209,774, respectively, as compared to $230,279 and $436,049 for the three and six months ended June 30, 2015, respectively.

13. Common Stock Warrants

On February 13, 2015, the Company issued a warrant to each of Sigma II and Sigma to purchase up to 10,500,000 shares and 4,500,000 shares, respectively, of the Company’s common stock in connection with the issuance of the Senior Note and the execution of the Advisory Agreement as previously disclosed in Note 11. The warrants were immediately exercisable on February 13, 2015 and expire on the earlier of (a) February 13, 2020 or (b) a change in control. The warrants have an exercise price of $0.35 per share, subject to certain adjustments, including reset adjustments to the exercise price if the Company issues securities at lower prices in the future, as disclosed in Note 6.

The Company has recorded a derivative liability on its Condensed Consolidated Balance Sheet at the end of each reporting period based on the estimated fair value of the warrants. The warrants are valued at the end of each reporting period with changes recorded as mark-to-market adjustment on derivative liability on the Company’s Condensed Consolidated Statement of Operations. The fair value of these warrants was $870,000 at June 30, 2016, based on a model developed with the assistance of an independent third-party valuation expert.

As described in Note 18, the Company recently entered into the Exchange Agreement with Sigma II and Sigma, pursuant to which the warrants held by Sigma II and Sigma were exchanged for an aggregate of 2,000,000 shares of the Company’s common stock. As a result, such warrants were automatically terminated and cancelled in full.

14. Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed based upon the number of weighted average shares of common stock outstanding as defined by ASC Topic 260, Earnings Per Share. Diluted net loss per share of common stock includes the dilutive effects of stock options, warrants and stock equivalents. To the extent stock options, stock equivalents, shares underlying the Senior Note and warrants are antidilutive, they are excluded from the calculation of diluted net loss per share of common stock. For the three and six months ended June 30, 2016, 49,173,628 shares issuable upon the conversion of the Senior Note, the exercise of stock options and warrants, and unvested restricted stock awards were not included in the computation of diluted net loss per share because their inclusion would be antidilutive. For the three and six months ended June 30, 2015, 46,722,228 shares issuable upon the conversion of the Senior Note, the exercise of stock options and warrants, and unvested restricted stock awards were not included in the computation of diluted net loss per share.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. Commitments

Operating Lease Agreements

During 2013, the Company entered into a two-year service agreement with Equinix Operating Co., Inc. (“Equinix”) whereby Equinix agreed to provide certain products and services to the Company from January 2013 to January 2015. Pursuant to the service agreement, the Company agreed to pay monthly recurring fees in the amount of $8,450 and certain nonrecurring fees in the amount of $9,700. The agreement automatically renews for additional twelve month terms unless earlier terminated by either party. Hosting expense under this lease totaled $15,531 and $93,248 for the six months ended June 30, 2016 and 2015, respectively. On January 31, 2016, we cancelled the service agreement with Equinix.

On February 4, 2015, the Company entered into a lease for office space located at 320 West 37th Street, 13th Floor, New York, NY 10018 and paid a security deposit in the amount of $200,659. The term of the lease runs until March 4, 2022. The Company’s monthly office rent payments under the lease are currently approximately $26,000 per month and escalate on an annual basis for each year of the term of the lease. Rent expense under this lease was $82,551 and $165,103 for the three and six months ended June 30, 2016 and 2015, respectively.

Capital Lease Agreements

In October 2014, two HP lease agreements were canceled due to price negotiations and we entered into two new three-year lease agreements with HP for equipment and certain financed items. In December 2014, we cancelled our remaining operating lease agreements and entered into two additional three-year capital lease agreements with notes. The Company recognized these leases on its Condensed Consolidated Balance Sheets under capitalized lease obligations. Amortization for equipment under capital leases was $18,217 and $36,434 for the three and six months ended June 30, 2016 and 2015, respectively. Rent payments for equipment under capital leases were $22,734 and $45,468 for the three and six months ended June 30, 2016 and 2015, respectively.

16. Related Party Transactions

On January 31, 2013, the Company entered into a consulting agreement with Darrell Lerner, pursuant to which Mr. Lerner agreed to serve as a consultant to the Company for an initial term of three years, beginning on February 1, 2013 (the “Effective Date”). Pursuant to the agreement, Mr. Lerner agreed to assist and advise the Company on legal, financial and other matters for which he has knowledge that pertains to the Company, as the Company reasonably requests. As compensation for his services, the Company agreed to pay Mr. Lerner a monthly fee of $25,000 for the initial two year period of the agreement and a monthly fee of $5,000 for every month thereafter. On January 31, 2016, the Company amended the consulting agreement with Darrell Lerner, pursuant to which the monthly fee owed to Mr. Lerner was reduced to $3,000 and the term of the agreement was set to automatically renew for successive one-year periods beginning on February 1, 2016 unless either party provides written notice of nonrenewal. Consulting expense under this agreement for the three and six months ended June 30, 2016 was $9,000 and $20,000, respectively, as compared to $15,000 and $50,000, respectively, for the three and six months ended June 30, 2015, respectively.

The Company or Mr. Lerner may terminate the agreement at any time without notice prior to or at the expiration of the term. If the Company terminates the agreement without “cause” (as defined in the agreement), the Company has agreed to (i) pay Mr. Lerner the amount of the unpaid monthly fees owed to Mr. Lerner for the period from the Effective Date to the two year anniversary of the Effective Date and (ii) take all commercially reasonably actions to cause (A) 325,000 shares of restricted common stock of the Company previously granted to Mr. Lerner, (B) 600,000 shares of restricted common stock of the Company previously granted to Mr. Lerner and (iii) 150,000 shares of restricted common stock of the Company granted to Mr. Lerner pursuant to the agreement, to be vested as of the date of such termination. Stock-based compensation expense relating to non-employee restricted stock awards for the three and six months ended June 30, 2016 was $8,433 and $30,742, respectively, as compared to $(352) and $(22,678), respectively, for the three and six months ended June 30, 2015.

17. Non-Binding Letter of Intent

On June 17, 2016, the Company entered into a non-binding letter of intent (the “Letter of Intent”) with A.V.M. Software, Inc. (d/b/a Paltalk) (“Paltalk”), which describes the general terms and conditions of a proposed merger between Paltalk and the Company. Pursuant to the letter of intent, Paltalk would merge into a newly formed wholly owned subsidiary of the Company, with Paltalk surviving as the Company’s wholly owned subsidiary. As consideration for the merger, the Company would issue Paltalk’s stockholders a number of shares of the Company’s common stock such that, following the completion of the transaction, Paltalk’s stockholders would own a majority of the Company’s outstanding common stock on a fully-diluted basis.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The consummation of the proposed merger is subject to, among other things, due diligence, the execution of a definitive agreement, necessary Board of Directors and stockholder approvals and other customary conditions. There can be no assurance that the Company and Paltalk will consummate, or fulfill the necessary conditions to consummate, the proposed merger.

If the proposed merger is consummated, the issuance of the shares of the Company’s common stock would be made in accordance with an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Such shares of common stock would not be registered under the Securities Act and could not be offered or sold without registration unless an exemption from such registration is available.

The information related to the Letter of Intent disclosed in this Quarterly Report on Form 10-Q is being issued pursuant to and limited by Rule 135c promulgated under the Securities Act and does not constitute an offer to sell, or a solicitation of an offer to buy, any shares of the Company’s common stock.

18. Subsequent Events

Term Note and Security Agreement

In connection with the entry into the Letter of Intent, on July 18, 2016, the Company entered into a subordinated multiple advance term note (the “Term Note”) with Paltalk, pursuant to which Paltalk agreed to advance to the Company, upon the Company’s request and subject to the terms and conditions set forth in the Term Note, up to $250,000. The Term Note matures on July 18, 2017, subject to certain exceptions, and advances under the Term Note shall bear interest at a rate of 8.0% per annum. The Company may prepay amounts due under the Term Note without penalty, but the Company may not reborrow any principal amount that has been repaid. As of August 8, 2016, the Company had borrowed $200,000 available under the Term Note.

The Term Note also contains customary events of default, including, among other things, payment defaults, breaches of covenants, cross-defaults and bankruptcy and insolvency events, subject to grace periods in certain instances. Upon an event of default, Paltalk may declare all of the outstanding obligations of the Company under the Term Note to be immediately due and payable, and exercise any other rights provided for under the Term Note.

In connection with the entry into the Term Note, on July 18, 2016, the Company entered into a security agreement (the “Security Agreement”) with Paltalk, which such Security Agreement will not become effective until, among other things, the Company’s Senior Note with Sigma II is paid in full. Upon the effectiveness of the Security Agreement, the Company’s obligations under the Term Note will be secured by a first priority security interest in all of the assets and property of the Company, including 65% of the capital stock and other equity interests of SNAP Mobile Limited.

Exchange Agreement

On July 13, 2016, the Company entered into the Exchange Agreement with Sigma II and Sigma, pursuant to which (i) Sigma II exchanged its warrant to purchase up to 10,500,000 shares of the Company’s common stock at an exercise price of approximately $0.35 per share for 1,400,000 newly issued shares of the Company’s common stock and (ii) Sigma exchanged its warrant to purchase up to 4,500,000 shares of the Company’s common stock at an exercise price of approximately $0.35 per share for 600,000 newly issued shares of the Company’s common stock, in each case effective as of July 13, 2016. Pursuant to the Exchange Agreement, the warrants were automatically terminated and cancelled in full and rendered null and void as a result of the exchange offer.

Patent Litigation

On August 2, 2016, the Company became aware of a complaint filed against it in the United States District Court for the Eastern District of Texas, Marshall Division (Case No. 2:16-cv-00836). In the complaint, the plaintiff alleges, among other things, that the Company infringed upon one of the plaintiff’s patents.

The Company operates in a technology environment and is subject to claims of infringement of patents in the ordinary course of business. We dispute the allegations made by the plaintiff and intend to vigorously defend ourselves in this litigation. At this time, management does not believe this matter will have a material adverse effect on the Company’s results of operations or financial condition. However, no assurance can be given that this matter will be resolved in our favor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2016, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2016 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K. Aside from certain information as of December 31, 2015, all amounts herein are unaudited. Unless the context otherwise indicates, references to “Snap,” “we,” “our,” “us” and the “Company” refer to Snap Interactive, Inc. and its subsidiary on a consolidated basis.

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

Overview

The Company operates a portfolio of two dating applications, FirstMet, which is available through desktop and mobile platforms, and The Grade, which is available through iOS and AndroidTM platforms. We also intend to expand our portfolio through the development of new applications, including a new application based on our existing product platform that targets users over 50 years of age. We expect that this new product will launch in the fourth quarter of 2016.

Our dating applications and the revenues generated therefrom are supported by a large user database of approximately 30 million users. Our management believes that the scale of our user database presents a competitive advantage in the dating industry and can present growth opportunities to build future dating application brands or to commercialize by presenting third party advertising.

FirstMet

We provide a leading online dating application under the FirstMet brand that is native on Facebook, iOS and Android platforms and is also accessible on mobile devices and desktops at FirstMet.com. Our FirstMet application is available to users and active subscribers. FirstMet is extremely scalable and requires limited incremental operational cost to add users, active subscribers or new features catering to additional discrete audiences. FirstMet was derived from a prior iteration of our application, “Are You Interested?” (“AYI”), which was rebranded as FirstMet in March 2016. We believe the rebranding has had positive effects in reactivating inactive users from our database, including the reengagement of approximately 647 thousand inactive users in the three months ended June 30, 2016, and we expect it to reduce user acquisition costs in the longer term. FirstMet was the #23 grossing application in the U.S. Lifestyle Category on Apple® App StoreSM in the United States as of August 8, 2016.

Although the rebranding has had positive effects on reengaging inactive users, we believe that the number of active subscribers is strongly correlated to our spending on sales and marketing. For the six months ended June 30, 2016, our spending on sales and marketing was 21.3% lower than the six months ended June 30, 2015, which we believe resulted in a decrease in the number of active subscribers during 2016, as seen in the chart below:

As of June 30, 2016, FirstMet had approximately 78,700 active subscribers, which constituted a 6.4% decrease in active subscribers since December 31, 2015. New subscription transactions for FirstMet for the six months ended June 30, 2016 decreased 31.4% as compared to the same period in 2015.

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

We currently expect that we will continue to allocate the significant majority of our resources to FirstMet in an effort to increase our operating cash flow by focusing on our revenue-generating application. As we sustain this lower level of spending on sales and marketing for The Grade, we expect that we may experience a decrease in the number of The Grade’s users.

Recent Developments

Non-Binding Letter of Intent

On June 17, 2016, we entered into a non-binding letter of intent (the “Letter of Intent”) with A.V.M. Software, Inc. (d/b/a Paltalk) (“Paltalk”), which describes the general terms and conditions of a proposed merger between Paltalk and Snap. Pursuant to the letter of intent, Paltalk would merge into a newly formed wholly owned subsidiary of Snap, with Paltalk surviving as our wholly owned subsidiary. As consideration for the merger, we would issue Paltalk’s stockholders a number of shares of our common stock such that, following the completion of the transaction, Paltalk’s stockholders would own a majority of our outstanding common stock on a fully-diluted basis.

The consummation of the proposed merger is subject to, among other things, due diligence, the execution of a definitive agreement, necessary Board of Directors and stockholder approvals and other customary conditions. There can be no assurance that Snap and Paltalk will consummate, or fulfill the necessary conditions to consummate, the proposed merger.

If the proposed merger is consummated, the issuance of the shares of our common stock would be made in accordance with an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Such shares of common stock would not be registered under the Securities Act and could not be offered or sold without registration unless an exemption from such registration is available.

The information related to the Letter of Intent disclosed in this Quarterly Report on Form 10-Q is being issued pursuant to and limited by Rule 135c promulgated under the Securities Act and does not constitute an offer to sell, or a solicitation of an offer to buy, any shares of our common stock.

Term Note and Security Agreement

In connection with the entry into the Letter of Intent, on July 18, 2016, we entered into a subordinated multiple advance term note (the “Term Note”) with Paltalk, pursuant to which Paltalk agreed to advance to us, upon our request and subject to the terms and conditions set forth in the Term Note, up to $250,000. The Term Note matures on July 18, 2017, subject to certain exceptions, and advances under the Term Note shall bear interest at a rate of 8.0% per annum. We may prepay amounts due under the Term Note without penalty, but we may not reborrow any principal amount that has been repaid. As of August 8, 2016, we had borrowed $200,000 available under the Term Note.

The Term Note also contains customary events of default, including, among other things, payment defaults, breaches of covenants, cross-defaults and bankruptcy and insolvency events, subject to grace periods in certain instances. Upon an event of default, Paltalk may declare all of our outstanding obligations under the Term Note to be immediately due and payable, and exercise any other rights provided for under the Term Note.

In connection with the entry into the Term Note, on July 18, 2016, we entered into a security agreement with Paltalk (the “Security Agreement”), which such Security Agreement will not become effective until, among other things, our 12% Senior Secured Convertible Note due February 13, 2017 in the original aggregate principal amount of $3,000,000 (the “Senior Note”) issued to Sigma II is paid in full. Upon the effectiveness of the Security Agreement, our obligations under the Term Note will be secured by a first priority security interest in all of our assets and property, including 65% of the capital stock and other equity interests of SNAP Mobile Limited, our wholly owned subsidiary.

Exchange Agreement

On July 13, 2016, we entered into an Exchange Agreement, dated July 13, 2016 (the “Exchange Agreement”), with Sigma Opportunity Fund II, LLC (“Sigma II”) and Sigma Capital Advisors, LLC (“Sigma”), pursuant to which (i) Sigma II exchanged its warrant to purchase up to 10,500,000 shares of our common stock at an exercise price of approximately $0.35 per share for 1,400,000 newly issued shares of our common stock and (ii) Sigma exchanged its warrant to purchase up to 4,500,000 shares of our common stock at an exercise price of approximately $0.35 per share for 600,000 newly issued shares of our common stock, in each case effective as of July 13, 2016. Pursuant to the Exchange Agreement, the warrants were automatically terminated and cancelled in full and rendered null and void as a result of the exchange offer.

Operational Highlights and Objectives

During the six months ended June 30, 2016, we executed key components of our objectives:

●	appointed a third independent director to our Board of Directors;
●	relaunched our foundational product AYI under the new brand FirstMet;
●	initiated development of a new product targeting users over 50 years of age;
●	rebuilt and re-introduced our iPhone and Android mobile apps, with the goal of reducing the cost of innovation on mobile platforms;
●	translated portions of FirstMet into nine additional languages to test market opportunities in foreign markets; and
●	reactivated approximately 647 thousand users from our user database via targeted email campaigns.

For the near term, our business objectives include:

●	launching new dating products leveraging our existing product platform and the strength of our user database;
●	continuing to grow and improve our mobile platforms;
●	reengaging more inactive users in our large user database; and
●	seeking financing or strategic alternatives to refinance or retire our outstanding debt.

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

Our users have a variety of methods by which to purchase subscriptions to FirstMet. Users can pay by credit card, Google Play, PayPal, Fortumo or as an in-App purchase through Apple Inc.’s App Store. Pursuant to Apple Inc.’s terms of service, Apple Inc. retains up to 30% of the revenue that is generated from sales on our iPhone application through in-App purchases.

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

Sales and marketing expense. Sales and marketing expense consists primarily of advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel engaged in marketing and sales support functions. Advertising and promotional spend includes online marketing, including fees paid to search engines, and offline marketing, which is primarily partner-related payments to those who direct traffic to our brands. Our sales and marketing efforts are intended to attract new users, retain existing users and increase sales to both new and existing users.

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

Non-Operating Expenses

Change in fair value of derivative securities. The conversion feature in our outstanding Senior Note, our outstanding warrants, and certain interest make-whole instruments are considered derivative instruments that require liability classification and mark-to-market accounting. Our derivative liability is marked-to-market at the end of each reporting period on our Condensed Consolidated Balance Sheets, with the changes in fair value reported in earnings on our Condensed Consolidated Statements of Operations. We have included the mark-to-market adjustment on derivative liability as a non-operating expense as we do not believe that it is indicative of our core operating results.

We use a custom model that, at each measurement date, calculates the fair value of the derivative liability using a Monte-Carlo style simulation that uses the following assumptions at each valuation date: (i) closing common stock price, (ii) contractual exercise price, (iii) remaining contractual term, (iv) historical volatility of the common stock price, (v) an adjusted volatility that incorporates a 10% incremental discount rate premium (a reduction of the volatility estimate) to reflect the lack of marketability of the conversion feature in the Senior Note and the warrants, (vi) risk-free interest rates that are commensurate with the term of the conversion feature in the Senior Note and the warrants and (vii) management assessment of the probability of a change of control at various price points.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Active subscribers (at period end)	78,700	98,000	78,700	98,000
Bookings	$2,368,594	$2,918,409	$4,869,345	$6,075,975
Net cash used in operating activities	$(239,247)	$(393,872)	$(520,435)	$(1,446,642)
Net loss	$(841,133)	$(258,986)	$(2,342,136)	$(1,478,165)
Adjusted EBITDA	$(131,300)	$73,405	$(269,768)	$(539,060)
Adjusted EBITDA as percentage of total revenues	(5.0)%	2.3%	(5.1)%	(8.5)%

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

Bookings

Bookings is a financial measure representing the aggregate dollar value of subscription fees and micro-transactions received during the period. We calculate bookings as subscription revenue recognized during the period plus the change in deferred subscription revenue recognized during the period. We record subscription revenue from subscription fees and micro-transactions as deferred subscription revenue and then recognize that revenue ratably over the length of the subscription term. Our management uses bookings internally in analyzing our financial results to assess operational performance and to assess the effectiveness of, and plan future, user acquisition campaigns. We believe that this financial measure is useful in evaluating our business because we believe, as compared to subscription revenue, it is a better indicator of the subscription activity in a given period. We believe that both management and investors benefit from referring to bookings in assessing our performance and when planning, forecasting and analyzing future periods.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Reconciliation of Net loss to Adjusted EBITDA:
Net loss	$(841,133)	$(258,986)	$(2,342,136)	$(1,478,165)
Interest expense, net	427,306	430,611	852,977	667,015
Depreciation and amortization expense	35,269	35,188	71,784	96,007
Change in fair value of derivative liabilities	110,000	(410,000)	856,575	(410,000)
Loss on disposal of fixed assets	-	-	-	79,628
Stock-based compensation expense	137,258	276,592	291,032	506,455
Adjusted EBITDA	$(131,300)	$73,405	$(269,768)	$(539,060)

Results of Operations

The following table sets forth Condensed Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Costs of revenue	15.5%	13.5%	15.9%	13.8%
Sales and marketing expense	46.3%	43.9%	47.3%	49.9%
Product and administrative expense	16.8%	17.0%	16.7%	18.4%
General and administrative expense	32.9%	33.1%	32.0%	37.1%
Total costs and expenses	111.6%	107.5%	112.0%	119.2%
Loss from operations	(11.6)%	(7.5)%	(12.0)%	(19.2)%
Interest expense, net	(16.3)%	(13.5)%	(16.1)%	(10.5)%
Change in fair value of derivative liabilities	4.2%	12.9%	(16.2)%	6.4%
Loss before provision for income taxes	(32.2)%	(8.1)%	(44.3)%	(23.2)%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net loss	(32.2)%	(8.1)%	(44.3)%	(23.2)%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues

Revenues decreased to $2,613,962 for the three months ended June 30, 2016, from $3,188,539 for the three months ended June 30, 2015. The decrease is mainly driven by a decrease in subscription revenue primarily as a result of a decreased number of new subscription transactions and a decrease in the number of active subscribers, partially offset by an increase in advertising revenue.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the three months ended June 30, 2016 and the three months ended June 30, 2015, the decrease between those periods, the percentage decrease between those periods, and the percentage of total revenues that each represented for those periods:

	Three Months Ended				% Revenue Three Months Ended
	June 30,		Increase	% Increase	June 30,
	2016	2015	(Decrease)	(Decrease)	2016	2015
Subscription revenue	$2,459,633	$3,075,868	$(616,235)	(20.0)%	94.1%	96.5%
Advertising revenue	154,329	112,671	41,658	37.0%	5.9%	3.5%
Total revenues	$2,613,962	$3,188,539	$(574,577)	(18.0)%	100.0%	100.0%

Subscription – Our subscription revenue for the three months ended June 30, 2016 decreased by $616,235, or 20.0%, as compared to the three months ended June 30, 2015. This decrease in subscription revenue for the three months ended June 30, 2016 was primarily due to a decrease in the scale of user acquisition campaigns as a result of a decrease in FirstMet advertising expense of 15.4% as compared to the three months ended June 30, 2015. In addition, subscription revenue was impacted by lower subscription prices for new transactions in the three months ended June 30, 2016 when compared to the same period in 2015.

Advertising – Our advertising revenue for the three months ended June 30, 2016 increased by $41,658, or 37.0%, as compared to the three months ended June 30, 2015. The increase in advertising revenue resulted from new advertising partnerships and more advertisement placements.

Costs and Expenses

Total costs and expenses for the three months ended June 30, 2016 reflect a decrease in costs and expenses of $509,125, or 14.9%, as compared to the three months ended June 30, 2015. The following table presents our costs and expenses for the three months ended June 30, 2016 and 2015, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Three Months Ended June 30,			%
	2016	2015	(Decrease)	(Decrease)
Cost of revenue	$405,965	$430,913	$(24,948)	(5.8)%
Sales and marketing expense	1,210,103	1,399,117	(189,014)	(13.5)%
Product development expense	440,451	541,026	(100,575)	(18.6)%
General and administrative expense	861,270	1,055,858	(194,588)	(18.4)%
Total costs and expenses	$2,917,789	$3,426,914	$(509,125)	(14.9)%

Cost of revenue - Our cost of revenue for the three months ended June 30, 2016 decreased by $24,948, or 5.8%, as compared to the three months ended June 30, 2015. This slight decrease for the three months ended June 30, 2016 was primarily driven by lower hosting expense. Cost of revenue as a percentage of total revenues was 15.5% for the three months ended June 30, 2016, as compared to 13.5% for the three months ended June 30, 2015.

Sales and marketing expense - Our sales and marketing expense for the three months ended June 30, 2016 decreased by $189,014, or 13.5%, as compared to the three months ended June 30, 2015. The decrease in sales and marketing expense was primarily driven by a decrease in the scale of user acquisition campaigns. Sales and marketing expense as a percentage of total revenues was 46.3% for the three months ended June 30, 2016, as compared to 43.9% for the three months ended June 30, 2015. For the three months ended June 30, 2016 and 2015, advertising expense, which consists of advertising expenditures without taking into account employee-related costs for personnel engaged in sales and sales support functions, was $1,111,285 and $1,313,836, respectively.

Product development expense - Our product development expense for the three months ended June 30, 2016, decreased by $100,575, or 18.6%, as compared to the three months ended June 30, 2015. The decrease in product development expense was primarily due to reduced headcount in the product development and engineering teams. Product development expense as a percentage of total revenues was 16.8% for the three months ended June 30, 2016, as compared to 17.0% for the three months ended June 30, 2015.

General and administrative expense - Our general and administrative expense for the three months ended June 30, 2016 decreased by $194,588, or 18.4%, as compared to the three months ended June 30, 2015. The decrease in general and administrative expense was primarily driven by a decrease in consulting fees and reduced headcount related expenses, offset by an increase in legal fees. General and administrative expense as a percentage of total revenues was 32.9% for the three months ended June 30, 2016, as compared to 33.1% for the three months ended June 30, 2015.

Non-Operating Expense

The following table presents the components of non-operating expense for the three months ended June 30, 2016 and the three months ended June 30, 2015, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Three Months Ended June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Interest expense, net	$(427,306)	$(430,611)	$3,305	(0.8)%
Change in fair value of derivative liabilities	(110,000)	410,000	(520,000)	(126.8)%
Total non-operating expense	$(537,306)	$(20,611)	$(516,695)	2,506.9%

Interest expense, net

Interest expense, net for the three months ended June 30, 2016 was $427,306, a net decrease of $3,305, or 0.8%, as compared to $430,611 for the three months ended June 30, 2015. The slight decrease of interest expense was mainly driven by the interest incurred on and the debt discount amortization related to the Senior Note. Interest expense, net represented 16.3% and 13.5% of total revenues for the three months ended June 30, 2016 and 2015, respectively.

Change in fair value of derivative liabilities

Our derivative liability is marked-to-market in each reporting period, with changes in fair value reported in earnings. The mark-to-market loss of $110,000 for the three months ended June 30, 2016 and gain of $410,000 for the three months ended June 30, 2015 represented the changes in fair value of the derivative liability during those periods.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues

Revenues decreased to $5,291,229 for the six months ended June 30, 2016, from $6,374,622 for the six months ended June 30, 2015. The decrease is mainly driven by a decrease in subscription revenue primarily as a result of a decreased number of new subscription transactions and a decrease in the number of active subscribers, partially offset by an increase in advertising revenue.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the six months ended June 30, 2016 and the six months ended June 30, 2015, the decrease between those periods, the percentage decrease between those periods, and the percentage of total revenues that each represented for those periods:

	Six Months Ended				% Revenue Six Months Ended
	June 30,		Increase	% Increase	June 30,
	2016	2015	(Decrease)	(Decrease)	2016	2015
Subscription revenue	$4,966,781	$6,205,178	$(1,238,397)	(20.0)%	93.9%	97.3%
Advertising revenue	324,448	169,444	155,004	91.5%	6.1%	2.7%
Total revenues	$5,291,229	$6,374,622	$(1,083,393)	(17.0)%	100.0%	100.0%

Subscription – Our subscription revenue for the six months ended June 30, 2016 decreased by $1,238,397, or 20.0%, as compared to the six months ended June 30, 2015. This decrease in subscription revenue for the six months ended June 30, 2016 was primarily due to a decrease in the scale of user acquisition campaigns as a result of a decrease in FirstMet advertising expense of 24.7% as compared to the six months ended June 30, 2015. In addition, the year-over-year comparison of our subscription revenue was negatively impacted by unfavorable changes in foreign exchange rates. Subscription revenue as a percentage of total revenues was 93.9% for the six months ended June 30, 2016, as compared to 97.3% for the six months ended June 30, 2015.

Advertising – Our advertising revenue for the six months ended June 30, 2016 increased by $155,004, or 91.5%, as compared to the six months ended June 30, 2015. The increase in advertising revenue resulted from new advertising partnerships and more advertisement placements. Advertising revenue as a percentage of total revenues was 6.1% for the six months ended June 30, 2016, as compared to 2.7% for the six months ended June 30, 2015.

Costs and Expenses

Total costs and expenses for the six months ended June 30, 2016 reflect a decrease in costs and expenses of $1,671,959, or 22.0%, as compared to the six months ended June 30, 2015. The following table presents our costs and expenses for the six months ended June 30, 2016 and 2015, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Six Months Ended June 30,			%
	2016	2015	(Decrease)	(Decrease)
Cost of revenue	$841,623	$881,259	$(39,636)	(4.5)%
Sales and marketing expense	2,502,268	3,180,623	(678,355)	(21.3)%
Product development expense	885,999	1,170,801	(284,802)	(24.3)%
General and administrative expense	1,693,923	2,363,089	(669,166)	(28.3)%
Total costs and expenses	$5,923,813	$7,595,772	$(1,671,959)	(22.0)%

Cost of revenue - Our cost of revenue for the six months ended June 30, 2016 decreased by $39,636, or 4.5%, as compared to the six months ended June 30, 2015. This slight decrease for the six months ended June 30, 2016 was primarily driven by lower hosting expense and reduced credit card processing fees driven by fewer revenue transactions. Cost of revenue as a percentage of total revenues was 15.9% for the six months ended June 30, 2016, as compared to 13.8% for the six months ended June 30, 2015.

Sales and marketing expense - Our sales and marketing expense for the six months ended June 30, 2016 decreased by $678,355, or 21.3%, as compared to the six months ended June 30, 2015. The decrease in sales and marketing expense was primarily driven by a decrease in the scale of user acquisition campaigns. Sales and marketing expense as a percentage of total revenues was 47.3% for the six months ended June 30, 2016, as compared to 49.9% for the six months ended June 30, 2015. For the six months ended June 30, 2016 and 2015, advertising expense, which consists of advertising expenditures without taking into account employee-related costs for personnel engaged in sales and sales support functions, was $2,275,423 and $3,020,457, respectively.

Product development expense - Our product development expense for the six months ended June 30, 2016, decreased by $284,802, or 24.3%, as compared to the six months ended June 30, 2015. The decrease in product development expense was primarily due to reduced headcount in the product development and engineering teams. Product development expense as a percentage of total revenues was 16.7% for the six months ended June 30, 2016, as compared to 18.4% for the six months ended June 30, 2015.

General and administrative expense - Our general and administrative expense for the six months ended June 30, 2016 decreased by $669,166, or 28.3%, as compared to the six months ended June 30, 2015. The decrease in general and administrative expense was primarily driven by reduced consulting fees and reduced headcount related expenses, offset by an increase in legal fees. General and administrative expense as a percentage of total revenues was 32.0% for the six months ended June 30, 2016, as compared to 37.1% for the six months ended June 30, 2015.

Non-Operating Expense

The following table presents the components of non-operating expense for the six months ended June 30, 2016 and the six months ended June 30, 2015, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Six Months Ended June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Interest expense, net	$(852,977)	$(667,015)	$(185,962)	27.9%
Change in fair value of derivative liabilities	(856,575)	410,000	(1,266,575)	(308.9)%
Total non-operating expense	$(1,709,552)	$(257,015)	$(1,452,537)	565.2%

Interest expense, net

Interest expense, net for the six months ended June 30, 2016 was $852,977, a net increase of $185,962, or 27.9%, as compared to $667,015 for the six months ended June 30, 2015. The increase of interest expense was mainly driven by the interest incurred on and the debt discount amortization related to the Senior Note, which was entered into on February 13, 2015 and therefore was only amortized for part of the first quarter in 2015 as compared to the full half of the year in 2016. Interest expense, net represented 16.1% and 10.5% of total revenues for the six months ended June 30, 2016 and 2015, respectively.

Change in fair value of derivative liabilities

Our derivative liability is marked-to-market in each reporting period, with changes in fair value reported in earnings. The mark-to-market loss of $856,575 for the six months ended June 30, 2016 and a gain of $410,000 for the six months ended June 30, 2015 represented the changes in fair value of the derivative liability during those periods.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2016	2015
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(520,435)	$(1,446,642)
Net cash used in investing activities	(13,533)	(32,287)
Net cash (used in) provided by financing activities	(35,377)	2,255,272
Net (decrease) increase in cash and cash equivalents	$(569,345)	$776,343

We have historically financed our operations through cash generated from debt and equity offerings, cash provided from operations and promissory notes from investors.

A significant portion of our expenses are related to user acquisition costs, and we believe that the number of our active subscribers is strongly correlated to our spending on sales and marketing. Our sales and marketing expenses are primarily spent on channels where we can estimate the return on investment without long-term commitments. Accordingly, we can adjust our sales and marketing expenditures quickly based on the expected return on investment, which provides flexibility and enables us to manage our sales and marketing expense. For the six months ended June 30, 2016, our spending on sales and marketing was 21.3% lower than the six months ended June 30, 2015, which we believe resulted in a decrease in the number of active subscribers during 2016. As described above in “Results of Operations,” we believe that the decrease in the number of active subscribers for the six months ended June 30, 2016 has negatively impacted our revenues as compared to the same period in 2015.

As of June 30, 2016, we had $1,561,917 in cash and cash equivalents, as compared to cash and cash equivalents of $2,131,262 as of December 31, 2015. Historically, our working capital has been generated through operations and equity offerings. If we grow and expand our operations, our need for working capital will increase. We intend to finance our business and growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

We have also incurred debt as a means of generating liquidity. As of June 30, 2016, the outstanding principal amount of our debt was $3,000,000, which consisted entirely of the Senior Note. In addition, we recently entered into the Term Note with Paltalk and, as of August 8, 2016, had borrowed $200,000 available under the Term Note.

Debt

On February 13, 2015, we issued the Senior Note in the aggregate principal amount of $3,000,000 to Sigma II in a private placement. The Senior Note bears interest at a rate of 12% per annum and matures on the earlier of February 13, 2017 or a change in control. During any time while the Senior Note is outstanding, the outstanding principal balance of the Senior Note, together with all accrued and unpaid interest, is convertible into shares of our common stock at the option of Sigma II at a conversion price of $0.20 per share, subject to certain adjustments. The Senior Note requires us to maintain an aggregate cash balance of $1,350,000 million in our bank accounts or we will be required to make partial prepayments on the Senior Note. If we fail to maintain this aggregate cash balance in our bank accounts for a thirty day period, we are required to make a $125,000 prepayment on the Senior Note. For each subsequent calendar month that the aggregate cash balance in our bank accounts does not equal or exceed $1,500,000 million, we must make an additional $125,000 prepayment on the Senior Note. Our obligations under the Senior Note are secured by a first priority lien on all of our assets and property. The Senior Note is secured by up to 65% of the outstanding capital stock and other equity interests of Snap Mobile Limited, our wholly owned subsidiary. Snap Mobile Limited is also a guarantor of the Senior Note. We have and will continue to use the proceeds from the private placement for general corporate purposes, including working capital.

In order to help fund our operations and comply with the obligations of the Senior Note, on July 18, 2016, we entered into the Term Note with Paltalk, pursuant to which Paltalk agreed to advance to us, upon our request and subject to the terms and conditions set forth in the Term Note, up to $250,000. As of August 8, 2016, we had borrowed $200,000 available under the Term Note. The Term Note matures on July 18, 2017, subject to certain exceptions, and advances under the Term Note shall bear interest at a rate of 8.0% per annum. We may prepay amounts due under the Term Note without penalty, but we may not reborrow any principal amount that has been repaid.

In connection with the entry into the Term Note, on July 18, 2016, we entered into the Security Agreement with Paltalk. The Security Agreement will not become effective until, among other things, the Senior Note is paid in full. Upon the effectiveness of the Security Agreement, our obligations under the Term Note will be secured by a first priority security interest in all of our assets and property, including 65% of the capital stock and other equity interests of SNAP Mobile Limited.

Our ability to grow our business, continue to meet our obligations and make payments on the Senior Note is dependent upon establishing consistently profitable operations, which may be supplemented by raising additional funds through public or private financings or strategic business combinations. See “Recent Developments—Non-Binding Letter of Intent.” Although we currently believe that we have sufficient resources to make our required payments on the Senior Note throughout 2016, we believe that we will need to raise additional capital in the future to fund our operations, repay the Senior Note when it becomes due on February 13, 2017 and maintain compliance with the minimum cash balance covenant in the Senior Note.

If we are unable to raise additional capital, we may breach the minimum cash balance requirement under the Senior Note and we may be unable to make payments on the Senior Note. As a result, we may need to restructure or refinance the Senior Note, and we may not be able to complete such restructuring or refinancing on terms that are acceptable to us or at all. As described above, if we breach the minimum cash balance requirement we will be required to make prepayments on the Senior Note, which would materially adversely affect our ability to conduct our operations.

If we cannot make scheduled payments on the Senior Note or repay the Senior Note when it becomes due, we will be in default and Sigma II could declare all outstanding principal and interest on the Senior Note to be immediately due and payable and could foreclose against the assets securing the Senior Note, which could force us into bankruptcy or liquidation.

Going Concern

Our financial statements for the six months ended June 30, 2016 indicate there is substantial doubt about our ability to continue as a going concern as we require additional equity and/or debt financing to continue our operations. We must ultimately generate sufficient cash flow to meet our obligations on a timely basis, repay the Senior Note which is due on February 13, 2017, attain profitability in our business operations and be able to fund our long term business development and growth plans. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer-term business plan. Management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, strategic business combinations or other means; however, we have not secured any commitment for new financing at this time nor can we provide any assurance that new financing will be available on commercially acceptable terms, if at all. See “Recent Developments—Non-Binding Letter of Intent.” Our liquidity and capital resources have decreased as a result of the net operating loss of $632,584 that we incurred during the six months ended June 30, 2016. On June 30, 2016, our accumulated deficit amounted to $17,019,262.

Operating Activities

Net cash used in operating activities was $520,435 for the six months ended June 30, 2016, as compared to net cash used in operating activities of $1,446,642 for the six months ended June 30, 2015. This decrease in net cash used in operating activities was a result of a decrease in our accrued expenses mainly driven by the one-time repayment of the advance under the Acquisition Agreement with Zoosk and security deposit made in connection with the relocation of our corporate office.

Significant items impacting cash flow in the six months ended June 30, 2016 included significant cash outlays relating to sales and marketing expense, professional fees and related benefits. These uses of cash were offset in part by collections in subscription revenue received during the period.

Significant items impacting cash flow in the six months ended June 30, 2015 included significant cash outlays relating to sales and marketing expense, increases in programming, hosting and technology expense, professional fees and related benefits. These uses of cash were offset in part by collections in subscription revenue received during the period.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2016 and 2015 was $13,533 and $32,287, respectively. Cash used in investing activities included purchases of property and equipment totaling $12,204 and $37,007 during the six months ended June 30, 2016 and 2015, respectively. These purchases consisted primarily of computers and office furniture during the periods. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development.

Financing Activities

Cash (used in) provided by financing activities for the six months ended June 30, 2016 and 2015 was $(35,377) and $2,255,272, respectively.

The decrease relates to the issuance of the Senior Note in the aggregate principal amount of $3,000,000 to Sigma II during the six months ended June 30, 2015, which was partially offset by the repayment of two promissory notes in the aggregate principal amount of $400,000 and payments for our capital lease obligations in 2015.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements.

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

During the six months ended June 30, 2016, there were no material changes to our significant accounting policies from those contained in the Form 10-K. Certain critical accounting policies are included here as follows:

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

Based on the evaluation as of June 30, 2016, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of June 30, 2016, the Company determined that the following item constituted a material weakness:

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To our knowledge there were no material pending legal proceedings to which we were a party or of which any of our property was the subject that were pending or initiated in the second quarter of 2016.

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the Form 10-K. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Policy

We have never declared or paid dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. Any future determination to declare dividends will be subject to the discretion of our Board of Directors and will depend on various factors, including applicable Delaware law, future earnings, capital requirements, results of operations and any other relevant factors. In general, as a Delaware corporation, we may pay dividends out of surplus capital or, if there is no surplus capital, out of net profits for the fiscal year in which a dividend is declared and/or the preceding fiscal year. Pursuant to the terms of the Senior Note that we issued to Sigma II on February 13, 2015, we are restricted from paying cash dividends on our common stock without first obtaining Sigma II’s prior written consent.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On August 8, 2016, our Board of Directors approved and adopted (i) a form of agreement for nonqualified stock option awards (the “NQSO Agreement”) to be granted pursuant to Snap Interactive, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”), (ii) a form of agreement for incentive stock option awards (the “ISO Agreement,” and together with the NQSO Agreement, the “Option Agreements”) to be granted pursuant to the 2016 Plan and (iii) a form of agreement for restricted stock awards (the “RS Agreement”) to be granted pursuant to the 2016 Plan.

Stock options granted pursuant to the Option Agreements (“Awarded Options”) generally must have an exercise price equal to the fair market value of our common stock on the date of grant, as determined in accordance with the terms of the 2016 Incentive Plan (except with respect to grants under the ISO Agreement to a ten percent (10%) or more stockholder, as provided in Section 422 of the Internal Revenue Code of 1986, as amended, in which case the exercise price must be at least one hundred and ten percent (110%) of the fair market value of our common stock on the date of grant). Awarded Options will be subject to either time-based or performance-based vesting conditions, as determined by our Board of Directors, in its discretion, and as set forth in the recipient’s Option Agreement at the time of grant. The Option Agreements provide that upon the occurrence of a “change in control,” fifty percent (50%) of the then unvested Awarded Options will vest immediately on the date of such change in control, and the remaining fifty percent (50%) will vest on the earlier of the original date such Awarded Options would have vested, or equally on the first and second anniversary of the effective date of such change in control. The Option Agreements provide that the Awarded Options will expire on the date immediately preceding the tenth anniversary of the date of grant (except with respect to grants under the ISO Agreement to a ten percent (10%) or more stockholder, in which case the Awarded Options will expire on the date immediately preceding the fifth anniversary of the date of grant), unless sooner terminated in accordance with the terms of the Option Agreement. The Option Agreements also provide that (i) unvested Awarded Options terminate on the date of the recipient’s termination of service for any reason, and (ii) vested but unexercised Awarded Options will terminate upon the first to occur of (A) the expiration date of the Awarded Options, (B) immediately upon the recipient’s termination of service by Snap for cause, (C) immediately upon the recipient’s violation of any non-compete or non-solicitation agreement entered with Snap, or (D) the date the Awarded Options are forfeited by a recipient for failing to pay the exercise price for, or accept delivery of the shares underlying the Awarded Options. Our Board of Directors may, in its sole discretion and in accordance with the terms of the 2016 Incentive Plan, grant stock option awards with terms that are different from those contained in the Option Agreements.

Shares of restricted stock granted pursuant to the RS Agreement (“Awarded Shares”) are generally subject to a substantial risk of forfeiture and to restrictions on their sale or other transfer by the recipient until such Awarded Shares are vested in accordance with the terms of the RS Agreement. Awarded Shares will be subject to either time-based or performance-based vesting conditions, as determined by our Board of Directors, in its discretion, and as set forth in the recipient’s RS Agreement at the time of grant. The RS Agreement provides that upon the occurrence of a “change in control,” fifty percent (50%) of the then unvested Awarded Shares will vest immediately on the date of such change in control, and the remaining fifty percent (50%) will vest on the earlier of the original date such Awarded Shares would have vested, or equally on the first and second anniversary of the effective date of such change in control. The RS Agreement provides that Awarded Shares that are not vested in accordance with the terms of the RS Agreement will be forfeited on the date of the recipient’s termination of service from Snap for any reason. Our Board of Directors may, in its sole discretion and in accordance with the terms of the 2016 Incentive Plan, grant restricted stock awards with terms that are different from those contained in the RS Agreement.

The foregoing description of the NQSO Agreement, the ISO Agreement and the RS Agreement is qualified in its entirety to the full text of such forms, which are filed herewith as Exhibits 10.2, 10.3 and 10.4, respectively.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333- 172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.2	Certificate of Amendment of Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 14, 2016 by the Company with the SEC).
3.4*	Certificate of Amendment to Certificate of Incorporation, dated May 19, 2016.
3.5	Amended and Restated By-Laws of Snap Interactive, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on April 25, 2012 by the Company with the SEC).
10.1	Snap Interactive, Inc. 2016 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 16, 2016 by the Company with the SEC).
10.2*	Form of Nonqualified Stock Option Agreement.
10.3*	Form of Incentive Stock Option Agreement.
10.4*	Form of Restricted Stock Award Agreement.
10.5*	Exchange Agreement, dated July 13, 2016, by and among Snap Interactive, Inc., Sigma Opportunity Fund II, LLC and Sigma Capital Advisors, LLC.
10.6*	Subordinated Multiple Advance Term Note, dated July 18, 2016, by and between Snap Interactive, Inc. and A.V.M. Software, Inc.
10.7*	Security Agreement, dated July 18, 2016, by and between Snap Interactive, Inc. and A.V.M. Software, Inc.
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Snap Interactive, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP INTERACTIVE, INC.

Date: August 11, 2016	By:	/s/ Alexander Harrington
Alexander Harrington
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)