Form 10-Q
period 2016-09-30
Snap Interactive, Inc
filed 2016-11-10
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2016
Common Stock, par value $0.001 per share	225,769,409*

*Excludes 9,250,000 shares of unvested restricted stock.

SNAP INTERACTIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

Unless the context otherwise indicates, references to “Snap,” “we,” “our,” “us” and the “Company” refer to Snap Interactive, Inc. and its subsidiary on a consolidated basis.

FirstMet, Snap, Paltalk, the Snap logo and other trademarks or service marks appearing in this report are the property of Snap Interactive, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective owners.

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

EXPLANATORY NOTE

On October 7, 2016, we completed our previously announced merger with A.V.M. Software, Inc. (d/b/a Paltalk) (“Paltalk”), pursuant to which SAVM Acquisition Corporation, our wholly owned subsidiary, merged with and into Paltalk, with Paltalk surviving as a wholly owned subsidiary of the Company (the “Merger”). As a result of the Merger, the former shareholders of Paltalk received shares of our common stock representing approximately 77.9% of the outstanding shares of common stock of the post-Merger combined company, and the Company’s former shareholders retained approximately 22.1% of the outstanding shares of common stock of the post-Merger combined company, in each case including 9,250,000 shares of unvested restricted stock in the total number of shares of common stock outstanding. In connection with the consummation of the Merger, the Company fully repaid its outstanding 12% Senior Secured Convertible Note due February 13, 2017 in the original aggregate principal amount of $3,000,000.

Except as otherwise specifically noted herein, the financial statements, other financial information and the business information set forth herein generally speak only as to Snap Interactive, Inc. on a pre-Merger basis and its pre-Merger subsidiary.

Beginning with the Annual Report on Form 10-K for the fiscal year ending December 31, 2016, the Company will report on a consolidated basis representing the combined operations of Snap and Paltalk and their respective subsidiaries.  The quarter ending December 31, 2016 will be the first quarterly reporting period following the combination of Snap and Paltalk, which was consummated on October 7, 2016.  Because Paltalk was deemed the accounting acquirer under accounting principles generally accepted in the United States, the historical financial statements of Paltalk will be treated as the historical financial statements of the combined company and will be reflected in post-Merger Snap’s future quarterly and annual reports.

In addition, supplemental information concerning the business and properties of post-combination Snap (representing the combined operations of Snap and Paltalk and their respective subsidiaries) will be included in its Form 8-K/A to be filed on or before December 23, 2016.

1

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to successfully integrate the operations of Snap and Paltalk;
●	our ability to maintain good relationships with Apple Inc., Facebook, Inc. and Google Inc., our heavy reliance on their platforms and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;
●	our ability to obtain additional capital or financing to execute our business plan;
●	our reliance on our executive officers;
●	the intense competition in the online dating industry;
●	our ability to release new applications or improve upon existing applications and derive revenue therefrom;
●	our ability to offset fees associated with the distribution platforms that host our applications;
●	our ability to develop, establish and maintain strong brands;
●	our ability to update our applications to respond to the trends and preferences of online dating consumers;
●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;
●	our ability to develop and market new technologies to respond to rapid technological changes;
●	our ability to attract and retain qualified employees;
●	our ability to generate subscribers through advertising and marketing agreements with third party advertising and marketing providers;
●	our reliance on third party email service providers for delivery of email campaigns to convert users to subscribers and to retain subscribers;
●	our ability to manage our affiliate marketers’ compliance with internal brand standards or state and federal marketing laws and regulations;
●	our reliance in internal systems to maintain and control marketing expenditures and corresponding return on investments;
●	the effects of interruptions, maintenance or failures of our data center, programming code, servers or technological infrastructure;
●	the effect of security breaches, computer viruses and computer hacking attacks;
●	our ability to comply with laws and regulations regarding privacy and protection of user data;
●	our reliance upon credit card processors and related merchant account approvals;
●	governmental regulation or taxation of the online dating or the Internet industries;
●	the impact of any claim that we have infringed on intellectual property rights of others;
●	our ability to protect our intellectual property rights;
●	the risk that we might be deemed a “dating service” or an “Internet dating service” under various state regulations;
●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users; and
●	our ability to manage or mitigate adverse changes in foreign currency exchange rates relating to international bookings and transactions.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,460,494	$2,131,262
Credit card holdback receivable	161,140	165,853
Accounts receivable, net of allowances and reserves of $62,793 and $55,468, respectively	192,490	206,547
Other receivable	190,000	-
Prepaid expense and other current assets	61,248	108,871
Total current assets	2,065,372	2,612,533
Fixed assets and intangible assets, net	293,175	387,617
Notes receivable	82,452	81,123
Security deposits	279,410	279,410
Investments	-	200,000
Total assets	$2,720,409	$3,560,683

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,380,328	$1,065,662
Accrued expenses and other current liabilities	320,719	367,018
Deferred subscription revenue	1,345,856	1,505,862
Term Note payable	200,000	-
Senior Note payable, net of discount	2,546,926	-
Total current liabilities	5,793,829	2,938,542
Deferred rent, net of current portion	116,240	99,595
Senior Note payable, net of discount	-	1,636,585
Derivative liabilities	20,000	473,425
Capital lease obligations, net of current portion	12,786	75,560
Total liabilities	5,942,855	5,223,707
Commitments and Contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 52,017,826 and 50,017,826 shares issued, respectively, and 41,692,826 and 39,692,826 shares outstanding, respectively	41,693	39,693
Additional paid-in capital	13,706,358	12,974,409
Accumulated deficit	(16,970,497)	(14,677,126)
Total stockholders' deficit	(3,222,446)	(1,663,024)
Total liabilities and stockholders' deficit	$2,720,409	$3,560,683

The accompanying notes are an integral part of these condensed consolidated financial statements

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016		2015
Revenues:
Subscription revenue	$2,373,273	$2,791,722	$7,340,054		$8,996,899
Advertising revenue	142,268	134,971	466,715		304,415
Total revenues	2,515,541	2,926,693	7,806,769		9,301,314
Costs and expenses:
Cost of revenue	397,963	424,889	1,239,586		1,306,148
Sales and marketing expense	1,170,469	1,043,905	3,676,309		4,224,528
Product development expense	422,582	464,632	1,308,580		1,635,433
General and administrative expense	1,040,923	890,562	2,734,845		3,253,651
Total costs and expenses	3,031,937	2,823,988	8,959,320		10,419,760
Income (loss) from operations	(516,396)	102,705	(1,152,551)		(1,118,446)
Interest expense, net	(431,269)	(433,351)	(1,284,245)		(1,100,366)
Gain on extinguishment of warrant liability, net	650,000	-	650,000		-
Change in fair value of derivative liabilities	360,000	870,000	(496,575)		1,280,000
Other expense	(10,000)	-	(10,000)		-
Income (loss) before provision for income taxes	52,335	539,354	(2,293,371)		(938,812)
Provision for income taxes	-	-	-		-
Net income (loss)	$52,335	$539,354	$(2,293,371)		$(938,812)

Net loss per share of common stock:
Basic and diluted	$0.00	$0.01	$(0.06)		$(0.03)
Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic and diluted	41,431,956	39,686,087	40,276,	768	39,591,540

The accompanying notes are an integral part of these condensed consolidated financial statements

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance at January 1, 2016	39,692,826	$39,693	$12,974,409	$(14,677,126)	$(1,663,024)
Stock-based compensation expense for restricted stock awards	-	-	313,368	-	313,368
Stock-based compensation expense for stock options	-	-	120,581	-	120,581
Issuance of common shares in connection with extinguishment of warrant liability	2,000,000	2,000	298,000	-	300,000
Net loss	-	-	-	(2,293,371)	(2,293,371)
Balance at September 30, 2016	41,692,826	$41,693	$13,706,358	$(16,970,497)	$(3,222,446)

The accompanying notes are an integral part of these condensed consolidated financial statements

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,293,371)	$(938,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106,646	131,583
Stock-based compensation expense	433,949	749,730
Loss on disposal of fixed assets	-	79,628
Amortization of debt issuance cost	117,519	99,801
Amortization of debt discount	792,822	665,041
Gain on extinguishment of warrant liability, net	(650,000)	-
Change in fair value of derivative liabilities	496,575	(1,280,000)
Write down of investment to net realizable value	10,000	-
Changes in operating assets and liabilities:
Credit card holdback receivable	4,713	445,519
Accounts receivable	14,057	(4,298)
Security deposits	-	(85,555)
Prepaid expenses and other current assets	47,623	(50,017)
Accounts payable, accrued expenses and other current liabilities	259,673	(770,215)
Deferred rent	16,645	81,414
Deferred subscription revenue	(160,006)	(296,729)
Deferred advertising revenue	-	(13,427)
Net cash used in operating activities	(803,155)	(1,186,337)
Cash flows from investing activities:
Purchase of property and equipment	(12,204)	(44,210)
Proceeds from sale of fixed assets	-	6,000
Issuance to employees of note receivable and accrued interest	(1,329)	(1,939)
Net cash used in investing activities	(13,533)	(40,149)
Cash flows from financing activities:
Payments of capital lease obligations	(54,080)	(46,592)
Repayment of promissory notes	-	(400,000)
Payment of financing costs	-	(314,249)
Proceeds from issuance of promissory notes	200,000	3,000,000
Net cash provided by financing activities	145,920	2,239,159
Net (decrease) increase in cash and cash equivalents	(670,768)	1,012,673
Balance of cash and cash equivalents at beginning of period	2,131,262	1,138,385
Balance of cash and cash equivalents at end of period	$1,460,494	$2,151,058
Supplemental disclosure of cash flow information:
Cash paid in interest and taxes	$270,000	$226,000

Non-cash investing and financing activities:
Compound embedded derivative under the Senior Note and Securities Purchase Agreement recorded as derivative liabilities (See Note 5)	$-	$1,748,000
Warrants issued under the Advisory Services Agreement as additional consideration for the Senior Note and recorded as derivative liabilities (See Note 5)	$-	$342,000
Common stock issued under the Advisory Services Agreement as additional consideration for the Senior Note	$-	$30,000
Reclassification of investment to other receivable	$190,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are those of Snap Interactive, Inc. and its wholly owned subsidiary, Snap Mobile Limited (collectively, the “Company”). The Company operates a portfolio of two dating applications, FirstMet, which is available through desktop and mobile platforms, and The Grade, which is available through iOS and Android platforms. The condensed consolidated financial statements included in this report have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The Company has not included certain information normally included in annual financial statements pursuant to those rules and regulations, although it believes that the disclosure included herein is adequate to make the information presented not misleading.

The financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”), filed with the SEC on March 14, 2016.

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheet, results of operations, cash flows and changes in the stockholders’ deficit of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results and the results for the three and nine months ended September 30, 2016 are not necessarily indicative of results for the year ending December 31, 2016, or for any other period.

Merger

On October 7, 2016, the Company completed its previously announced merger with A.V.M. Software, Inc. (d/b/a Paltalk) (“Paltalk”), pursuant to which SAVM Acquisition Corporation, the Company’s wholly owned subsidiary, merged with and into Paltalk, with Paltalk surviving as a wholly owned subsidiary of the Company (the “Merger”). As a result of the Merger, the former shareholders of Paltalk received shares of the Company’s common stock representing approximately 77.9% of the outstanding shares of common stock of the post-Merger combined company, and the Company’s former shareholders retained approximately 22.1% of the outstanding shares of common stock of the post-Merger combined company, in each case including 9,250,000 shares of unvested restricted stock in the total number of shares of common stock outstanding. The accompanying unaudited condensed consolidated financial statements represent only the financial condition and results of operations of the Company on a pre-Merger basis and do not include the financial results of Paltalk. In connection with the consummation of the Merger, the Company fully repaid its outstanding 12% Senior Secured Convertible Note due February 13, 2017 in the original aggregate principal amount of $3,000,000 (the “Senior Note”).

Supplemental information concerning the business and properties of the post-combination Company (representing the combined operations of the Company and Paltalk and their respective subsidiaries) will be included in the Company’s Form 8-K/A to be filed on or before December 23, 2016.

2. Summary of Significant Accounting Policies

During the three and nine months ended September 30, 2016, there were no material changes to the Company’s significant accounting policies from those disclosed in the Form 10-K. Certain significant accountant policies relied on in the preparation of the accompanying unaudited condensed consolidated financial statements are as follows:

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

On August 26, 2016, the FASB issued ASU 2016-15, which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating ASU 2016-09 and its impact on its consolidated financial statements or disclosures.

4. Accounts Receivable, Net

Accounts receivable, net consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Unaudited)
Accounts receivable	$255,283	$262,015
Less: Reserve for future charge backs	(62,793)	(55,468)
Total accounts receivable, net	$192,490	$206,547

Credit card payments for subscriptions and micro-transactions typically settle several days after the date of purchase. The amount of unsettled transactions due from credit card payment processors was $77,076 as of September 30, 2016, as compared to $147,582 at December 31, 2015. The amount of accounts receivable due from Apple Inc. was $86,795, or 44.1% of the Company’s accounts receivable, as of September 30, 2016, compared to $76,074, or 36.8% of the Company’s accounts receivable, at December 31, 2015.

5. Security Deposits

In October 2014, the Company issued a $135,000 security deposit which replaced the previous letter of credit as part of the new capital lease obligations for equipment with Hewlett Packard Financial Services Company (“HP”). In November 2015, HP returned $60,000 of the security deposit. The Company recorded $75,000 under long-term security deposits on its Condensed Consolidated Balance Sheet as of September 30, 2016 and December 31, 2015, respectively.

In February 2015, the Company issued $200,659 as a security deposit as part of a new office rent lease (see Note 15). The Company recorded the $200,659 under long-term security deposits on its Condensed Consolidated Balance Sheet as of September 30, 2016 and December 31, 2015.

In November 2015, the Company issued $3,751 as a security deposit as part of the Company’s new data center. The Company recorded the $3,751 under long- term security deposits on its Condensed Consolidated Balance Sheet as of September 30, 2016 and December 31, 2015.

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

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the liabilities measured at fair value on a recurring basis as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liabilities	$-	$-	$-	$-
Compound embedded derivative	-	-	20,000	20,000
Total derivative liabilities	$-	$-	$20,000	$20,000

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liabilities	$-	$-	$273,425	$273,425
Compound embedded derivative	-	-	200,000	200,000
Total derivative liabilities	$-	$-	$473,425	$473,425

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

The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. The common stock purchase warrants issued in connection with the Senior Note and the Senior Note’s embedded conversion feature did not have fixed settlement provisions because their exercise prices may have been lowered if the Company issued securities at a lower price in the future. In accordance with Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity, the fair value of these warrants was classified as a liability on the Company’s Condensed Consolidated Balance Sheets because, according to the terms of the warrants, a fundamental transaction could have given rise to an obligation of the Company to pay cash to its warrant holders. In addition, the Company entered into an Advisory Services Agreement (the “Advisory Agreement”), dated as of February 13, 2015, by and between the Company and Sigma Capital Advisors, LLC (“Sigma”) that contained certain provisions whereby the Company would have been required to make certain make-whole cash payments to the holder of the Senior Note upon the occurrence of certain future events, as more fully described in Note 11. Such instruments did not have fixed settlement provisions and have also been recorded as derivative liabilities. Corresponding changes in the fair value of the derivative liabilities are recognized in earnings on the Company’s Condensed Consolidated Statement of Operations in each subsequent period.

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

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the warrant liabilities as of December 31, 2015:

December 31, 2015

Stock price	$0.08
Weighted average strike price	$0.64
Remaining contractual term (years)	4.12
Volatility	95.0%
Risk-free rate	1.54%
Dividend yield	0.0%

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As described in Note 13, the Company entered into an Exchange Agreement, dated July 13, 2016 (the “Exchange Agreement”), with the holders of the warrants issued in connection with the Senior Note, pursuant to which the warrants were exchanged for an aggregate of 2,000,000 shares of the Company’s common stock. As a result, such warrants were automatically terminated and cancelled in full. In addition, as described in Note 11, in connection with the consummation of the Merger, the Company fully repaid the Senior Note and satisfied all of its outstanding obligations under the Advisory Agreement.

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the conversion feature liability as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31 2015
	(Unaudited)
Stock price	$0.16	$0.08
Strike price	$0.20	$0.20
Remaining contractual term (years)	0.02	1.12
Volatility	125.0%	95.0%
Risk-free rate	0.20%	0.65%
Dividend yield	0.0%	0.0%

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$1,330,000	$1,703,425	$473,425	$23,425
Fair value of derivatives issued	-	-	-	2,090,000
Gain on extinguishment of warrant liability	(950,000)	-	(950,000)	-
Change in fair value of derivative liabilities	(360,000)	(870,000)	496,575	(1,280,000)
Ending balance	$20,000	$833,425	$20,000	$833,425

7. Fixed Assets and Intangible Assets, Net

Fixed assets and intangible assets, net consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Unaudited)
Computer equipment	$268,427	$260,355
Furniture and fixtures	98,160	98,160
Leasehold improvements	21,026	21,026
Software	10,968	10,968
Website domain names	143,155	139,025
Website costs	40,500	40,500
Equipment under capital leases	218,605	218,605
Total fixed assets	800,841	788,639
Less: Accumulated depreciation and amortization	(507,666)	(401,022)
Total fixed assets and intangible assets, net	$293,175	$387,617

Depreciation and amortization expense for the three and nine months ended September 30, 2016 was $34,860 and $106,646, respectively, as compared to $35,576 and $131,583, respectively for the three and nine months ended September 30, 2015. The Company only holds fixed assets in the United States.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Notes Receivable

At September 30, 2016, the Company had notes receivable due in the aggregate amount of $82,452 from two former employees. The employees issued the notes to the Company since the Company paid taxes for stock-based compensation on these employees’ behalf in 2011 and 2012. The outstanding amounts under the notes are secured by pledged stock certificates and are due at various times during 2021-2023. Interest accrues on these notes at rates ranging from 2.80% to 3.57% per annum.

9. Income Taxes

The Company had no income tax benefit or provision for the nine months ended September 30, 2016 and 2015. Since the Company incurred a net loss for the nine months ended September 30, 2016 and 2015, there was no income tax expense for either period. Increases in deferred tax balances have been offset by a valuation allowance and have no impact on the Company’s deferred income tax provision.

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

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Unaudited)
Compensation and benefits	$134,976	$176,410
Professional fees	25,000	102,200
Capital lease obligations	82,188	73,494
Other accrued expenses	78,555	14,914
Total accrued expenses and other current liabilities	$320,719	$367,018

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Notes and Convertible Note Payable

Term Note Payable

In connection with the entry into the Letter of Intent, on July 18, 2016, the Company entered into a subordinated multiple advance term note (the “Term Note”) with Paltalk, pursuant to which Paltalk agreed to advance to the Company, upon the Company’s request and subject to the terms and conditions set forth in the Term Note, up to $250,000. The Term Note would have matured on July 18, 2017, subject to certain exceptions, and advances under the Term Note bore interest at a rate of 8.0% per annum. The Company could have prepaid amounts due under the Term Note without penalty, but the Company could not reborrow any principal amount that had been repaid. As of September 30, 2016, the Company had borrowed $200,000 available under the Term Note.

The Term Note also contained customary events of default, including, among other things, payment defaults, breaches of covenants, cross-defaults and bankruptcy and insolvency events, subject to grace periods in certain instances. Upon an event of default, Paltalk could have declared all of the outstanding obligations of the Company under the Term Note to be immediately due and payable, and exercise any other rights provided for under the Term Note.

On October 7, 2016, as a result of the consummation of the Merger, the Term Note was deemed repaid in full.

Securities Purchase Agreement

On February 13, 2015, the Company closed a private placement of debt and equity securities for aggregate gross proceeds of $3,000,000 pursuant to a securities purchase agreement (the “Securities Purchase Agreement”). In connection with the Securities Purchase Agreement, the Company issued Sigma Opportunity Fund II, LLC (“Sigma II”) (i) 350,000 shares of the Company’s common stock, (ii) the Senior Note in the aggregate principal amount of $3,000,000 and (iii) a warrant to purchase up to 10,500,000 shares of the Company’s common stock. The Company incurred financing costs of $314,249 in connection with the Securities Purchase Agreement that will be amortized over the term of the Senior Note. Amortization expense for the three and nine months ended September 30, 2016 was $39,604 and $117,519, respectively; and $39,604 and $99,801 for the three and nine months ended September 30, 2015, respectively. The amortization expense was included as interest expense on the accompanying Condensed Consolidated Statement of Operations.

Pursuant to its terms, the Senior Note bore interest at a rate of 12% per annum and matured on the earlier of February 13, 2017 or a change in control. During any time while the Senior Note was outstanding, the outstanding principal balance of the Senior Note, together with all accrued and unpaid interest, was convertible into shares of the Company’s common stock at the option of Sigma II at a conversion price of $0.20 per share, subject to certain adjustments, including reset adjustments to the conversion price if the Company issued securities at lower prices in the future, as disclosed in Note 6. The Company’s obligations under the Senior Note were secured by a first priority lien on all of its assets and property. The Senior Note was also secured by up to 65% of the outstanding capital stock and other equity interests of Snap Mobile Limited, the Company’s wholly owned subsidiary. Snap Mobile Limited was also a guarantor of the Senior Note. An event of default under the Senior Note included, among other things, (i) the Company’s failure to pay any amounts due and payable when and as required, (ii) failure of a representation or warranty made by the Company to be correct and accurate when made, (iii) the institution of bankruptcy or similar proceedings against the Company and (iv) the Company’s inability to pay debts as they became due. The Senior Note also required the Company to maintain an aggregate cash balance of $1,350,000 in its bank accounts or it would have been required to make partial prepayments on the Senior Note. If the Company failed to maintain this aggregate cash balance in its bank accounts for a thirty day period, it would have been required to make a $125,000 prepayment on the Senior Note. For each subsequent calendar month that the aggregate cash balance in the Company’s bank accounts did not equal or exceed $1,500,000, the Company would have been required to make an additional $125,000 prepayment on the Senior Note.

The Senior Note contained a compound embedded derivative consisting of an embedded conversion feature and interest make-whole provisions and was accounted for as a derivative liability with an aggregate fair value of $950,000. In addition, the fair value of the warrants was $798,000 and was also required to be accounted for as a derivative liability. Both instruments were also recorded as debt discounts on the date the Senior Note was issued. The Company is amortizing the debt discount using the effective interest method over the life of the Senior Note, which would have been two years had the Senior Note not been fully repaid on October 7, 2016 in connection with the consummation of the Merger. Contractual interest expense under the Senior Note incurred for the three and nine months ended September 30, 2016 was $90,000 and $270,000 respectively. Contractual interest expense under the Senior Note incurred for the three and nine months ended September 30, 2015 was $90,000 and $226,000, respectively.

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

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the issuance of common stock and warrants under the Advisory Agreement, the Company also agreed to pay Sigma a monthly advisory fee of $10,000, up to an aggregate limit of $240,000, subject to certain exceptions, over the life of the Senior Note (the “Cash Payment”). If the Company had prepaid the Senior Note or the repayment of the Senior Note was accelerated for certain reasons, the Company would have still been required to remit either a portion or the full amount of the Cash Payment. The Company also agreed to pay Sigma a cash payment of $150,000 if the Company effectuated a dilutive issuance (as defined in the Senior Note) while the Senior Note was outstanding (the “Dilutive Cash Payment”). The Company determined that based on the make-whole features associated with the Cash Payment and the contingent make-whole features associated with the Dilutive Cash Payment, that these payments were required to be treated as derivative instruments in accordance with ASC 815. The fair value of these instruments was included in the value of the compound embedded derivative discussed above.

Amortization expense related to the debt discount for the three and nine months ended September 30, 2016 was $267,178 and $792,822, respectively; and $267,178 and $665,041 for the three and nine months ended September 30, 2015, respectively. Amortization expense related to the debt discount was included as interest expense on the accompanying Condensed Consolidated Statements of Operations.

On October 7, 2016, in connection with the consummation of the Merger, the Company fully repaid the Senior Note. As a result, all of the Company’s outstanding obligations under the Advisory Agreement, including the Cash Payment, were also deemed fully satisfied.

As described in Note 13, the Company recently entered into the Exchange Agreement with Sigma II and Sigma, pursuant to which the warrants held by Sigma II and Sigma were exchanged for an aggregate of 2,000,000 shares of the Company’s common stock. As a result, such warrants were automatically terminated and cancelled in full.

12. Stock-Based Compensation

The Snap Interactive, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 6,356,128 shares of the Company’s common stock may be delivered pursuant to outstanding options awarded under the 2011 Plan, however no additional awards may be granted under such plan. The Snap Interactive, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 15,000,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of September 30, 2016, there were 15,045,125 shares available for future issuance under the 2016 Plan.

On October 7, 2016, as a result of the Merger, each outstanding Paltalk stock option was assumed by the Company and converted into a stock option representing the right to purchase shares of the Company’s common stock, with the number of shares underlying such stock option and the exercise price thereof being adjusted by the exchange ratio in the Merger, with any fractional shares rounded down to the next lowest number of whole shares.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the nine months ended September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Expected volatility	162.9%	179.7%
Expected life of option	6.13	6.0
Risk free interest rate	1.5%	1.7%
Expected dividend yield	0.0%	0.0%

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

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes stock option activity for the nine months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price
Stock Options:
Outstanding at January 1, 2016	6,177,203	$0.33
Granted	437,000	0.15
Expired or canceled, during the period	-	-
Forfeited, during the period	(278,200)	0.17
Outstanding at September 30, 2016	6,336,003	$0.32
Exercisable at September 30, 2016	2,803,646	$0.60

At September 30, 2016, the aggregate intrinsic value of stock options that were outstanding and exercisable was $269,234 and $33,312, respectively. At September 30, 2015, the aggregate intrinsic value of stock options that were outstanding and exercisable was $151 and $0, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date. The aggregate fair value for the options granted during the nine months ended September 30, 2016 and 2015 was $61,405 and $119,184, respectively.

Stock-based compensation expense relating to stock options was $39,323 and $120,581 during the three and nine months ended September 30, 2016, as compared to $28,113 and $98,519, for the three and nine months ended September 30, 2015, respectively. The Company estimates potential forfeitures of stock awards and adjusts recorded stock-based compensation expense accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense that is recognized in future periods.

At September 30, 2016, there was $319,088 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.72 years.

Generally, under our outstanding stock option award agreements, the Merger constituted a change of control that caused the accelerated vesting of 50% of the shares underlying each outstanding stock option award, with the remaining 50% of the shares underlying each such award to vest on the one-year anniversary of the Merger. Accordingly, as a result of the Merger, the vesting of 6,363,878 shares underlying outstanding stock options was accelerated to October 7, 2016.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the nine months ended September 30, 2016:

		Weighted Average Grant
	Number of RSAs	Date Fair Value
Restricted Stock Awards:
Outstanding at January 1, 2016	10,325,000	$0.56
Granted	5,000,000	0.11
Expired or canceled, during the period	(5,000,000)	0.52
Forfeited, during the period	-	$-
Outstanding at September 30, 2016	10,325,000	$0.37

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

Generally, under our outstanding restricted stock award agreements, the Merger constituted a change of control that caused the accelerated vesting of 50% of the shares underlying each restricted stock award, with the remaining 50% of the shares underlying each such award to vest on the one-year anniversary of the Merger. Accordingly, as a result of the Merger, the vesting of 1,075,000 shares of restricted stock was accelerated to October 7, 2016.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2016, there was $2,337,195 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 7.28 years.

Stock-based compensation expense relating to restricted stock awards for the three and nine months ended September 30, 2016 was $103,594 and $313,368, respectively, as compared to $215,162 and $651,211 for the three and nine months ended September 30, 2015, respectively.

13. Common Stock Warrants

On February 13, 2015, the Company issued a warrant to each of Sigma II and Sigma to purchase up to 10,500,000 shares and 4,500,000 shares, respectively, of the Company’s common stock in connection with the issuance of the Senior Note and the execution of the Advisory Agreement as previously disclosed in Note 11. The warrants were immediately exercisable on February 13, 2015 and would have expired on the earlier of (a) February 13, 2020 or (b) a change in control. The warrants had an exercise price of $0.35 per share, subject to certain adjustments, including reset adjustments to the exercise price if the Company issues securities at lower prices in the future, as disclosed in Note 6.

On July 13, 2016, the Company entered into the Exchange Agreement with Sigma II and Sigma, pursuant to which (i) Sigma II exchanged its warrant to purchase up to 10,500,000 shares of the Company’s common stock at an exercise price of approximately $0.35 per share for 1,400,000 newly issued shares of the Company’s common stock and (ii) Sigma exchanged its warrant to purchase up to 4,500,000 shares of the Company’s common stock at an exercise price of approximately $0.35 per share for 600,000 newly issued shares of the Company’s common stock, in each case effective as of July 13, 2016. Pursuant to the Exchange Agreement, the warrants were automatically terminated and cancelled in full and rendered null and void as a result of the exchange offer. The fair value of the warrants on the date of extinguishment was $950,000, which, when offset by the fair value of the common stock issued in exchange for the warrants of $300,000, resulted in a net gain on the extinguishment of the warrant liabilities of $650,000.

14.   Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed based upon the number of weighted average shares of common stock outstanding as defined by ASC Topic 260, Earnings Per Share. Diluted net loss per share of common stock includes the dilutive effects of stock options, warrants and stock equivalents. To the extent stock options, stock equivalents, shares underlying the Senior Note and warrants are antidilutive, they are excluded from the calculation of diluted net loss per share of common stock. For the three and nine months ended September 30, 2016, 16,661,003 shares issuable upon the conversion of the Senior Note, the exercise of stock options and warrants, and unvested restricted stock awards were not included in the computation of diluted net loss per share because their inclusion would be antidilutive. For the three and nine months ended September 30, 2015, 46,688,953 shares issuable upon the conversion of the Senior Note, the exercise of stock options and warrants, and unvested restricted stock awards were not included in the computation of diluted net loss per share.

15. Commitments

Operating Lease Agreements

During 2013, the Company entered into a two-year service agreement with Equinix Operating Co., Inc. (“Equinix”) whereby Equinix agreed to provide certain products and services to the Company from January 2013 to January 2015. Pursuant to the service agreement, the Company agreed to pay monthly recurring fees in the amount of $8,450 and certain nonrecurring fees in the amount of $9,700. The agreement automatically renews for additional twelve month terms unless earlier terminated by either party. Hosting expense under this lease totaled $15,531 and $139,840 for the nine months ended September 30, 2016 and 2015, respectively. On January 31, 2016, we cancelled the service agreement with Equinix.

On February 4, 2015, the Company entered into a lease for office space located at 320 West 37th Street, 13th Floor, New York, NY 10018 and paid a security deposit in the amount of $200,659. The term of the lease runs until March 4, 2022. The Company’s monthly office rent payments under the lease are currently approximately $26,000 per month and escalate on an annual basis for each year of the term of the lease. Rent expense under this lease was $82,551 and $248,779 for the three and nine months ended September 30, 2016 and 2015, respectively.

Capital Lease Agreements

In October 2014, two HP lease agreements were canceled due to price negotiations and we entered into two new three-year lease agreements with HP for equipment and certain financed items. In December 2014, we cancelled our remaining operating lease agreements and entered into two additional three-year capital lease agreements with notes. The Company recognized these leases on its Condensed Consolidated Balance Sheets under capitalized lease obligations. Amortization for equipment under capital leases was $54,651 for the three and nine months ended September 30, 2016 and 2015. Rent payments for equipment under capital leases were $22,734 and $68,202 for the three and nine months ended September 30, 2016 and 2015, respectively.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. Related Party Transactions

On January 31, 2013, the Company entered into a consulting agreement with Darrell Lerner, pursuant to which Mr. Lerner agreed to serve as a consultant to the Company for an initial term of three years, beginning on February 1, 2013 (the “Effective Date”). Pursuant to the agreement, Mr. Lerner agreed to assist and advise the Company on legal, financial and other matters for which he had knowledge that pertained to the Company, as the Company reasonably requested. As compensation for his services, the Company agreed to pay Mr. Lerner a monthly fee of $25,000 for the initial two year period of the agreement and a monthly fee of $5,000 for every month thereafter. On January 31, 2016, the Company amended the consulting agreement with Darrell Lerner, pursuant to which the monthly fee owed to Mr. Lerner was reduced to $3,000 and the term of the agreement was set to automatically renew for successive one-year periods beginning on February 1, 2016 unless either party provided written notice of nonrenewal. Consulting expense under this agreement for the three and nine months ended September 30, 2016 was $9,000 and $20,000, respectively, as compared to $15,000 and $50,000, respectively, for the three and nine months ended September 30, 2015, respectively.

Under the terms of the agreement, the Company or Mr. Lerner could terminate the agreement at any time without notice prior to or at the expiration of the term. If the Company terminated the agreement without “cause” (as defined in the agreement), the Company would be obligated to (i) pay Mr. Lerner the amount of the unpaid monthly fees owed to Mr. Lerner for the period from the Effective Date to the two year anniversary of the Effective Date and (ii) take all commercially reasonably actions to cause (A) 325,000 shares of restricted common stock of the Company previously granted to Mr. Lerner, (B) 600,000 shares of restricted common stock of the Company previously granted to Mr. Lerner and (iii) 150,000 shares of restricted common stock of the Company granted to Mr. Lerner pursuant to the agreement, to be vested as of the date of such termination. On October 7, 2016, all of the outstanding restricted stock held by Mr. Lerner vested in full as a result of the Merger. The Company terminated the consulting agreement effective as of October 31, 2016.

Stock-based compensation expense relating to non-employee restricted stock awards for the three and nine months ended September 30, 2016 was $13,321 and $44,064, respectively, as compared to $(18,004) and $(40,682), respectively, for the three and nine months ended September 30, 2015.

17. Legal Proceedings

Patent Litigation

On August 2, 2016, the Company became aware of a complaint filed against it in the United States District Court for the Eastern District of Texas, Marshall Division (Case No. 2:16-cv-00836). In the complaint, the plaintiff alleges, among other things, that the Company infringed upon one of the plaintiff’s patents. The Company has not been served with the complaint.

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

On October 25, 2016, the Company filed a complaint against Snap Inc. (“Snapchat”) in the United States District Court for the Southern District of New York (Case No. 1:16-cv-08313). The complaint alleges that Snapchat infringed upon the Company’s trade name and trademarks by changing its name from “Snapchat Inc.” to “Snap Inc.” The complaint seeks, among other things, a preliminary and permanent injunction enjoining Snapchat from the unauthorized use of the Company’s name and trademarks, an award of the Company’s costs and expenses, an award of the Company’s attorney’s fees and exemplary and punitive damages.

18. Subsequent Events

On October 7, 2016, the Company completed its previously announced merger with Paltalk, pursuant to which SAVM Acquisition Corporation, the Company’s wholly owned subsidiary, merged with and into Paltalk, with Paltalk surviving as a wholly owned subsidiary of the Company. As a result of the Merger, the former shareholders of Paltalk received shares of the Company’s common stock representing approximately 77.9% of the outstanding shares of common stock of the post-Merger combined company, and the Company’s former shareholders retained approximately 22.1% of the outstanding shares of common stock of the post-Merger combined company, in each case including 9,250,000 shares of unvested restricted stock in the total number of shares of common stock outstanding. In connection with the consummation of the Merger, the Company fully repaid the Senior Note.

Beginning with the Annual Report on Form 10-K for the fiscal year ending December 31, 2016, the Company will report on a consolidated basis representing the combined operations of the Company and Paltalk and their respective subsidiaries.  The quarter ending December 31, 2016 will be the first quarterly reporting period following the combination of the Company and Paltalk, which was consummated on October 7, 2016.  Because Paltalk was deemed the accounting acquirer under accounting principles generally accepted in the United States, the historical financial statements of Paltalk will be treated as the historical financial statements of the combined company and will be reflected in the post-Merger Company’s future quarterly and annual reports.

In addition, supplemental information concerning the business and properties of the post-combination Company (representing the combined operations of the Company and Paltalk and their respective subsidiaries) will be included in its Form 8-K/A to be filed on or before December 23, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2016, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2016 and (iii)   the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K. Aside from certain information as of December 31, 2015, all amounts herein are unaudited. Unless the context otherwise indicates, references to “Snap,” “we,” “our,” “us” and the “Company” refer to Snap Interactive, Inc. and its subsidiary on a consolidated basis.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward- looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” in the Form 10-K.

Merger

On October 7, 2016, we completed our previously announced merger with A.V.M. Software, Inc. (d/b/a Paltalk) (“Paltalk”), pursuant to which SAVM Acquisition Corporation, our wholly owned subsidiary, merged with and into Paltalk, with Paltalk surviving as a wholly owned subsidiary of the Company (the “Merger”). As a result of the Merger, the former shareholders of Paltalk received shares of our common stock representing approximately 77.9% of the outstanding shares of common stock of the post-Merger combined company, and the Company’s former shareholders retained approximately 22.1% of the outstanding shares of common stock of the post-Merger combined company, in each case including 9,250,000 shares of unvested restricted stock in the total number of shares of common stock outstanding.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the financial condition and results of operations of the Company as of and for the period ended September 30, 2016, excluding Paltalk except as otherwise specifically noted herein. Management has included a discussion regarding how it believes the Merger may impact various aspects of the combined company’s future financial condition and/or results of operations.

Overview

The Company operates a portfolio of two dating applications, FirstMet, which is available through desktop and mobile platforms, and The Grade, which is available through iOS and AndroidTM platforms. We also intend to expand our portfolio through the development of new applications, including a new application based on our existing product platform that targets users over 50 years of age. We expect that this new product will launch in the first quarter of 2017.

Our dating applications and the revenues generated therefrom are supported by a large user database of approximately 30 million users. Our management believes that the scale of our user database presents a competitive advantage in the dating industry and can present growth opportunities to build future dating application brands or to commercialize by presenting third party advertising.

FirstMet

We provide a leading online dating application under the FirstMet brand that is native on Facebook, iOS and Android platforms and is also accessible on mobile devices and desktops at FirstMet.com. Our FirstMet application is available to users and active subscribers. FirstMet is extremely scalable and requires limited incremental operational cost to add users, active subscribers or new features catering to additional discrete audiences. FirstMet was derived from a prior iteration of our application, “Are You Interested?” (“AYI”), which was rebranded as FirstMet in March 2016. We believe the rebranding has had positive effects in reactivating inactive users from our database, including the reengagement of approximately 1.4 million inactive users in the nine months ended September 30, 2016, and we expect it to reduce user acquisition costs in the longer term. FirstMet was the #23 grossing application in the U.S. Lifestyle Category on Apple® App StoreSM in the United States as of November 1, 2016.

Although the rebranding has had positive effects on reengaging inactive users, we believe that the number of active subscribers is strongly correlated to our spending on sales and marketing. For the nine months ended September 30, 2016, our spending on sales and marketing was 13.0% lower than the nine months ended September 30, 2015, which we believe resulted in a decrease in the number of active subscribers during 2016, as seen in the chart below:

As of September 30, 2016, FirstMet had approximately 71,900 active subscribers, which constituted a 14.5% decrease in active subscribers since September 30, 2015. New subscription transactions for FirstMet for the nine months ended September 30, 2016 decreased 28.5% as compared to the same period in 2015.

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

Recent Developments

Merger

On October 7, 2016, we completed the Merger with Paltalk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Merger” above for additional information.

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

Repayment of Indebtedness

On February 13, 2015, we issued Sigma II a 12% Senior Secured Convertible Note due February 13, 2017 in the original aggregate principal amount of $3,000,000 (the “Senior Note”). In addition, on July 18, 2016, we entered into a subordinated multiple advance term note (the “Term Note”) with Paltalk, pursuant to which Paltalk agreed to advance to us, upon our request and subject to the terms and conditions set forth in the Term Note, up to $250,000, of which we had borrowed $200,000 as of September 30, 2016.

On October 7, 2016, in connection with the consummation of the Merger, we repaid the Senior Note in full. In addition, as a result of the Merger, the Term Note was deemed repaid in full. Accordingly, as of the closing of the Merger, all of our outstanding long-term indebtedness had been fully repaid.

Operational Highlights and Objectives

During the nine months ended September 30, 2016, we executed key components of our objectives:

●	appointed a third independent director to our Board of Directors;
●	relaunched our foundational product AYI under the new brand FirstMet;
●	initiated development of a new product targeting users over 50 years of age;
●	rebuilt and re-introduced our iPhone and Android mobile apps, with the goal of reducing the cost of innovation on mobile platforms; and
●	reactivated approximately 1.4 million users from our user database via the rebranding and targeted email campaigns.

In addition, on October 7, 2016, we consummated the Merger with Paltalk. For the near term, our business objectives include, among other things:

●	appointing a full time Chief Financial Officer;
●	integrating the operations of Snap and Paltalk and sharing best practices;
●	cross-selling our database of over 250 million users across the combined Snap and Paltalk portfolio of eight products;
●	combining elements of live video communication and dating into new and existing products;
●	licensing our intellectual property, including Paltalk's 25 issued patents, which have previously generated tens of millions of dollars of licensing revenue;
●	exploring additional roll-up opportunities of private companies in the $4 billion interactive dating industry; and
●	taking steps to ultimately list our common stock on a national securities exchange.

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

General and administrative. General and administrative expense consists primarily of compensation (including stock-based compensation) and other employee- related costs for personnel engaged in executive management, finance, legal, tax, human resources, facilities costs, office expenses and fees for other professional services.

Non-Operating Expenses

Change in fair value of derivative securities. The conversion feature in the Senior Note, our warrants, and certain interest make-whole instruments are considered derivative instruments that require liability classification and mark-to-market accounting. Our derivative liability is marked-to-market at the end of each reporting period on our Condensed Consolidated Balance Sheets, with the changes in fair value reported in earnings on our Condensed Consolidated Statements of Operations. We have included the mark-to-market adjustment on derivative liability as a non-operating expense as we do not believe that it is indicative of our core operating results.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Active subscribers (at period end)	71,900	89,000	71,900	89,000
Bookings	$2,310,703	$2,624,196	$7,180,048	$8,700,170
Net cash provided by (used in) operating activities	$(282,720)	$260,306	$(803,155)	$(1,186,337)
Net income (loss)	$52,335	$539,354	$(2,293,371)	$(938,812)
Adjusted EBITDA	$(348,619)	$381,556	$(621,958)	$(157,505)
Adjusted EBITDA as percentage of total revenues	(13.9)%	13.0%	(8.0)%	(1.7)%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net loss adjusted to exclude interest income (expense), net, depreciation and amortization expense, gain (loss) on extinguishment and change in fair value of derivative liabilities, loss on disposal of fixed assets and stock-based compensation expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation of Net loss to Adjusted EBITDA:
Net income (loss)	$52,335	$539,354	$(2,293,371)	$(938,812)
Interest expense, net	431,269	433,351	1,284,245	1,100,366
Depreciation and amortization expense	34,860	35,576	106,644	131,583
Change in fair value of derivative liabilities and gain on extinguishment of warrant liability, net	(1,010,000)	(870,000)	(153,425)	(1,280,000)
Loss on disposal of fixed assets	-	-	-	79,628
Stock-based compensation expense	142,917	243,275	433,949	749,730
Adjusted EBITDA	$(348,619)	$381,556	$(621,958)	$(157,505)

Results of Operations

The following table sets forth Condensed Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Costs of revenue	15.8%	14.5%	15.9%	14.8%
Sales and marketing expense	46.5%	35.7%	47.1%	45.4%
Product and administrative expense	16.8%	15.9%	16.8%	17.6%
General and administrative expense	41.4%	30.4%	35.0%	35.0%
Total costs and expenses	120.5%	96.5%	114.8%	112.0%
Loss from operations	(20.5)%	3.5%	(14.8)%	(12.0)%
Interest expense, net	(17.1)%	(14.8)%	(16.5)%	(11.8)%
Gain on extinguishment of warrant liability, net	25.8%	0.0%	8.3%	0.0%
Change in fair value of derivative liabilities	14.3%	29.7%	(6.4)%	13.8%
Other expense	(0.4)%	0.0%	(0.1)%	0.0%
Loss before provision for income taxes	2.1%	18.4%	(29.4)%	(10.1)%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net income (loss)	2.1%	18.4%	(29.4)%	(10.1)%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues

Revenues decreased to $2,515,541 for the three months ended September 30, 2016, from $2,926,693 for the three months ended September 30, 2015. The decrease is mainly driven by a decrease in subscription revenue, which was primarily caused by a decrease in the number of new subscription transactions and a decrease in the number of active subscribers, partially offset by a slight increase in advertising revenue. In addition, a significant amount of management resources were diverted to activities related to the Merger during the three months ended September 30, 2016, which had an adverse effect on revenue performance.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the three months ended September 30, 2016 and the three months ended September 30, 2015, the decrease between those periods, the percentage decrease between those periods, and the percentage of total revenues that each represented for those periods:

	Three Months Ended September 30,		Increase	% Increase	% Revenue Three Months Ended September 30,
	2016	2015	(Decrease)	(Decrease)	2016	2015
Subscription revenue	$2,373,273	$2,791,722	$(418,449)	(15.0)%	94.1%	95.4%
Advertising revenue	142,268	134,971	7,297	5.4%	5.9%	4.6%
Total revenues	$2,515,541	$2,926,693	$(411,152)	(14.0)%	100.0%	100.0%

Subscription – Our subscription revenue for the three months ended September 30, 2016 decreased by $418,449, or 15.0%, as compared to the three months ended September 30, 2015. This decrease in subscription revenue for the three months ended September 30, 2016 was primarily due to a decrease in new subscription revenue, principally from non-US territories, which was caused by lower marketing investments in the preceding periods of 2016, a shift of advertising spending back to domestic media sources and increasing costs of user acquisition. In addition, subscription revenue was impacted by adverse changes in foreign currency exchange rates of approximately 5% in the three months ended September 30, 2016 when compared to the same period in 2015.

Advertising – Our advertising revenue for the three months ended September 30, 2016 increased by $7,297, or 5.4%, as compared to the three months ended September 30, 2015. The increase in advertising revenue resulted from more advertisement placements.

Costs and Expenses

Total costs and expenses for the three months ended September 30, 2016 reflect an increase in costs and expenses of $207,949, or 7.4%, as compared to the three months ended September 30, 2015. This increase in expenses was primarily driven by legal expenses associated with the Merger. The following table presents our costs and expenses for the three months ended September 30, 2016 and 2015, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Three Months Ended September 30,		Increase	%
	2016	2015	(Decrease)	(Decrease)
Cost of revenue	$397,963	$424,889	$(26,926)	(6.3)%
Sales and marketing expense	1,170,469	1,043,905	126,564	12.1%
Product development expense	422,582	464,632	(42,050)	(9.1)%
General and administrative expense	1,040,923	890,562	150,361	16.9%
Total costs and expenses	$3,031,937	$2,823,988	$207,949	7.4%

Excluding non-recurring Merger related expenses, which we believe is useful for comparing total expenses as reported in prior periods, we would have had $2.7 million of total expenses for the three months ended September 30, 2016, representing a decrease of $87 thousand, or 3.1%, as compared to the three months ended September 30, 2015.

Cost of revenue - Our cost of revenue for the three months ended September 30, 2016 decreased by $26,926, or 6.3%, as compared to the three months ended September 30, 2015. This slight decrease for the three months ended September 30, 2016 was primarily driven by lower hosting expense. Cost of revenue as a percentage of total revenues was 15.8% for the three months ended September 30, 2016, as compared to 14.5% for the three months ended September 30, 2015.

Sales and marketing expense - Our sales and marketing expense for the three months ended September 30, 2016 increased by $126,564, or 12.1%, as compared to the three months ended September 30, 2015. The increase in sales and marketing expense was primarily driven by an increase in the scale of user acquisition campaigns. Sales and marketing expense as a percentage of total revenues was 46.5% for the three months ended September 30, 2016, as compared to 35.7% for the three months ended September 30, 2015. For the three months ended September 30, 2016 and 2015, advertising expense, which consists of advertising expenditures without taking into account employee-related costs for personnel engaged in sales and sales support functions, was $1,092,625 and $963,129, respectively.

Product development expense - Our product development expense for the three months ended September 30, 2016, decreased by $42,050, or 9.1%, as compared to the three months ended September 30, 2015. The decrease in product development expense was primarily due to reduced headcount in the product development and engineering teams. Product development expense as a percentage of total revenues was 16.8% for the three months ended September 30, 2016, as compared to 15.9% for the three months ended September 30, 2015.

General and administrative expense - Our general and administrative expense for the three months ended September 30, 2016 increased by $150,361, or 16.9%, as compared to the three months ended September 30, 2015. The increase in general and administrative expense was primarily driven by an increase of $310 thousand in professional fees mainly associated with the Merger, offset by a decrease in reduced headcount related expenses as compared to the same period in 2015. Excluding non-recurring professional fees related to the Merger, which we believe is helpful for comparing general and administrative expense as reported in prior periods, general and administrative expense would have been $746 thousand for the three months ended September 30, 2016, representing a decrease of approximately $145 thousand, or 16.2%, as compared to the same period in 2015. General and administrative expense as a percentage of total revenues was 41.4% for the three months ended September 30, 2016, as compared to 30.4% for the three months ended September 30, 2015.

Non-Operating Expense

The following table presents the components of non-operating expense for the three months ended September 30, 2016 and the three months ended September 30, 2015, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Three Months Ended September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Interest expense, net	$(431,269)	$(433,351)	$2,082	(0.5)%
Gain on extinguishment of warrant liability, net	650,000	-	650,000	100.0%
Change in fair value of derivative liabilities	360,000	870,000	(510,000)	(58.6)%
Other expenses	(10,000)	-	(10,000)	100.0%
Total non-operating income (expense)	$568,731	$436,649	$132,082	30.2%

Interest expense, net for the three months ended September 30, 2016 was $431,269, a net decrease of $2,082, or 0.5%, as compared to $433,351 for the three months ended September 30, 2015. The slight decrease of interest expense was mainly driven by the interest incurred on and the debt discount amortization of the Senior Note. Interest expense, net represented 17.1% and 14.8% of total revenues for the three months ended September 30, 2016 and 2015, respectively.

Change in fair value of derivative liabilities

Our derivative liability is marked-to-market in each reporting period, with changes in fair value reported in earnings. The mark-to-market gain of $360,000 for the three months ended September 30, 2016 and gain of $870,000 for the three months ended September 30, 2015 represented the changes in fair value of the derivative liability during those periods.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues

Revenues decreased to $7,806,769 for the nine months ended September 30, 2016, from $9,301,314 for the nine months ended September 30, 2015. The decrease is mainly driven by a decrease in subscription revenue, which was primarily caused by a decrease in the number of new subscription transactions and a decrease in the number of active subscribers, partially offset by an increase in advertising revenue. In addition, a significant amount of management resources were diverted to activities related to the exploration of strategic alternatives, including the Merger, during the nine months ended September 30, 2016, which had an adverse effect on revenue performance.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the nine months ended September 30, 2016 and the nine months ended September 30, 2015, the decrease between those periods, the percentage decrease between those periods, and the percentage of total revenues that each represented for those periods:

	Nine Months Ended September 30,		Increase	% Increase	% Revenue Nine Months Ended September 30,
	2016	2015	(Decrease)	(Decrease)	2016	2015
Subscription revenue	$7,340,054	$8,996,899	$(1,656,845)	(18.4)%	94.0%	96.7%
Advertising revenue	466,715	304,415	162,300	53.3%	6.0%	3.3%
Total revenues	$7,806,769	$9,301,314	$(1,494,545)	(16.1)%	100.0%	100.0%

Subscription – Our subscription revenue for the nine months ended September 30, 2016 decreased by $1,656,845, or 18.4%, as compared to the nine months ended September 30, 2015. This decrease in subscription revenue for the nine months ended September 30, 2016 was primarily due to a decrease in the scale of user acquisition campaigns as a result of a decrease in FirstMet advertising expense of 15.2% as compared to the nine months ended September 30, 2015. Also, a decrease in new and recurring six-month subscriptions contributed to the decrease in revenue. In addition, subscription revenue was impacted by adverse changes in foreign currency exchange rates of approximately 5% in the nine months ended September 30, 2016 as compared to the same period in 2015. Subscription revenue as a percentage of total revenues was 94.0% for the nine months ended September 30, 2016, as compared to 96.7% for the nine months ended September 30, 2015.

Advertising – Our advertising revenue for the nine months ended September 30, 2016 increased by $162,300, or 53.3%, as compared to the nine months ended September 30, 2015. The increase in advertising revenue resulted from new advertising partnerships and more advertisement placements. Advertising revenue as a percentage of total revenues was 6.0% for the nine months ended September 30, 2016, as compared to 3.3% for the nine months ended September 30, 2015.

Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2016 reflect a decrease in costs and expenses of $1,460,440, or 14.0%, as compared to the nine months ended September 30, 2015. The following table presents our costs and expenses for the nine months ended September 30, 2016 and 2015, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Nine Months Ended September 30,			%
	2016	2015	(Decrease)	(Decrease)
Cost of revenue	$1,239,586	$1,306,148	$(66,532)	(5.1)%
Sales and marketing expense	3,676,309	4,224,528	(548,219)	(13.0)%
Product development expense	1,308,580	1,635,433	(326,853)	(20.0)%
General and administrative expense	2,734,845	3,253,651	(518,806)	(15.9)%
Total costs and expenses	$8,959,320	$10,419,760	$(1,460,440)	(14.0)%

Excluding non-recurring Merger related expenses, which we believe is useful for comparing total expenses as reported in prior periods, we would have had $8.5 million of total expenses for the nine months ended September 30, 2016, representing a decrease of $1.9 million, or 18.0%, as compared to the nine months ended September 30, 2015.

Cost of revenue - Our cost of revenue for the nine months ended September 30, 2016 decreased by $66,532, or 5.1%, as compared to the nine months ended September 30, 2015. This slight decrease for the nine months ended September 30, 2016 was primarily driven by lower hosting expense and reduced credit card processing fees driven by fewer revenue transactions. Cost of revenue as a percentage of total revenues was 15.9% for the nine months ended September 30, 2016, as compared to 14.0% for the nine months ended September 30, 2015.

Sales and marketing expense - Our sales and marketing expense for the nine months ended September 30, 2016 decreased by $548,219, or 13.0%, as compared to the nine months ended September 30, 2015. The decrease in sales and marketing expense was primarily driven by a decrease in the scale of user acquisition campaigns. Sales and marketing expense as a percentage of total revenues was 47.1% for the nine months ended September 30, 2016, as compared to 45.4% for the nine months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015, advertising expense, which consists of advertising expenditures without taking into account employee-related costs for personnel engaged in sales and sales support functions, was $3,368,048 and $3,972,612, respectively.

Product development expense - Our product development expense for the nine months ended September 30, 2016, decreased by $326,853, or 20.0%, as compared to the nine months ended September 30, 2015. The decrease in product development expense was primarily due to reduced headcount in the product development and engineering teams. Product development expense as a percentage of total revenues was 16.8% for the nine months ended September 30, 2016, as compared to 17.6% for the nine months ended September 30, 2015.

General and administrative expense - Our general and administrative expense for the nine months ended September 30, 2016 decreased by $518,806, or 15.9%, as compared to the nine months ended September 30, 2015. The decrease in general and administrative expense was primarily driven by reduced consulting fees and reduced headcount related expenses, offset by an increase in legal fees and other expenses related to the Merger as compared to the same period in 2015. Excluding non-recurring professional fees related to the Merger, which we believe is helpful for comparing general and administrative expense as reported in prior periods, general and administrative expense would have been $2.3 million for the nine months ended September 30, 2016, representing a decrease of approximately $934 thousand, or 28.7%, as compared to the same period in 2015. General and administrative expense as a percentage of total revenues was 35.0% for the nine months ended September 30, 2016, as compared to 35.0% for the nine months ended September 30, 2015.

Non-Operating Expense

The following table presents the components of non-operating expense for the nine months ended September 30, 2016 and the nine months ended September 30, 2015, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Nine Months Ended September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Interest expense, net	$(1,284,245)	$(1,100,366)	$(183,879)	16.7%
Gain on extinguishment of warrant liability, net	650,000	-	650,000	100.0%
Change in fair value of derivative liabilities	(496,575)	1,280,000	(1,776,575)	(138.8)%
Other expense	(10,000)	-	(10,000)	N/A
Total non-operating expense	$(1,140,820)	$179,634	$(1,320,454)	(735.1)%

Interest expense, net

Interest expense, net for the nine months ended September 30, 2016 was $1,284,245, a net increase of $183,879, or 16.7%, as compared to $1,100,366 for the nine months ended September 30, 2015. The increase of interest expense was mainly driven by the interest incurred on and debt discount amortization of the Senior Note, which was entered into on February 13, 2015 and therefore was only amortized for part of the first quarter in 2015 as compared to the full half of the year in 2016. Interest expense, net represented 16.5% and 11.8% of total revenues for the nine months ended September 30, 2016 and 2015, respectively.

Change in fair value of derivative liabilities

Our derivative liability is marked-to-market in each reporting period, with changes in fair value reported in earnings. The mark-to-market loss of $496,575 for the nine months ended September 30, 2016 and a gain of $1,280,000 for the nine months ended September 30, 2015 represented the changes in fair value of the derivative liability during those periods.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2016	2015
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(803,155)	$(1,186,337)
Net cash used in investing activities	(13,533)	(40,149)
Net cash provided by financing activities	145,920	2,239,159
Net (decrease) increase in cash and cash equivalents	$(670,768)	$1,012,673

We have historically financed our operations through cash generated from debt and equity offerings, cash provided from operations and promissory notes from investors.

A significant portion of our expenses are related to user acquisition costs, and we believe that the number of our active subscribers is strongly correlated to our spending on sales and marketing. Our sales and marketing expenses are primarily spent on channels where we can estimate the return on investment without long-term commitments. Accordingly, we can adjust our sales and marketing expenditures quickly based on the expected return on investment, which provides flexibility and enables us to manage our sales and marketing expense. For the nine months ended September 30, 2016, our advertising expense was approximately 15.2% lower than the nine months ended September 30, 2015, which we believe resulted in a decrease in the number of active subscribers during 2016. As described above in “Results of Operations,” we believe that the decrease in the number of active subscribers for the nine months ended September 30, 2016 has negatively impacted our revenues as compared to the same period in 2015.

As of September 30, 2016, we had $1,460,494 in cash and cash equivalents, as compared to cash and cash equivalents of $2,131,262 as of December 31, 2015. Historically, our working capital has been generated through operations and equity offerings.

We have also incurred debt as a means of generating liquidity. As of September 30, 2016, the outstanding principal amount of our debt was $3,200,000, which consisted entirely of the Senior Note and the Term Note. As of October 7, 2016, both the Senior Note and the Term Note had been repaid in full.

Although we expect that our need for capital will increase as a result of the Merger, we believe that we will be able to finance our operations through cash on hand, cash flow from our operations and Paltalk’s operations, borrowings, debt or equity offerings or some combination thereof. However, our ability to fund our current working capital requirements and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business and our ability to effectively integrate our operations with the operations of Paltalk. In addition, we expect to grow and expand our business in the future, which will increase our need for working capital.

Operating Activities

Net cash used in operating activities was $803,155 for the nine months ended September 30, 2016, as compared to net cash used in operating activities of $1,186,337 for the nine months ended September 30, 2015. This decrease in net cash used in operating activities was a result of a decrease in our accrued expenses in 2015 mainly driven by the one-time repayment of the advance under the Acquisition Agreement with Zoosk and the funding of a security deposit made in connection with the relocation of our corporate office.

Significant items impacting cash flow in the nine months ended September 30, 2016 included significant cash outlays relating to sales and marketing expense, professional fees and related benefits. These uses of cash were offset in part by collections in subscription revenue received during the period.

Significant items impacting cash flow in the nine months ended September 30, 2015 included significant cash outlays relating to sales and marketing expense, increases in professional fees and related benefits. These uses of cash were offset in part by collections in subscription revenue received during the period.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2016 and 2015 was $13,533 and $40,149, respectively. Cash used in investing activities included purchases of property and equipment totaling $12,204 and $44,210 during the nine months ended September 30, 2016 and 2015, respectively. These purchases consisted primarily of computers and office furniture during the periods. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2016 and 2015 was $145,920 and $2,239,159, respectively.

The decrease relates to the issuance of the Senior Note in the aggregate principal amount of $3,000,000 to Sigma II during the nine months ended September 30, 2015, which was partially offset by the repayment of two promissory notes in the aggregate principal amount of $400,000 and payments for our capital lease obligations in 2015.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

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

On August 26, 2016, the FASB issued ASU 2016-15, which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 is effective for for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating ASU 2016-09 and its impact on its consolidated financial statements or disclosures.

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

During the nine months ended September 30, 2016, there were no material changes to our significant accounting policies from those contained in the Form 10-K. Certain critical accounting policies are included here as follows:

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

Based on the evaluation as of September 30, 2016, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of September 30, 2016, the Company determined that the following item constituted a material weakness:

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 2, 2016, Banertek LLC filed a complaint against us in the United States District Court for the Eastern District of Texas, Marshall Division (Case No. 2:16-cv-00836). The complaint alleged that we infringed upon one of Banertek LLC’s patents (U.S. Patent No. 6,839,731 B2) by, among other things, using our FirstMet application as a system and method for providing data communication in a device network in violation of such patent. The complaint seeks damages, an award of Banertek LLC’s costs and expenses and an award of Banertek LLC’s attorney’s fees. We dispute the allegations made by the plaintiff and intend to vigorously defend ourselves in this litigation.

On October 25, 2016, we filed a complaint against Snap Inc. (“Snapchat”) in the United States District Court for the Southern District of New York (Case No. 1:16-cv-08313). The complaint alleges that Snapchat infringed upon our trade name and trademarks by changing its name from “Snapchat Inc.” to “Snap Inc.” The complaint seeks, among other things, a preliminary and permanent injunction enjoining Snapchat from the unauthorized use of our name and trademarks, an award of our costs and expenses, an award of our attorney’s fees and exemplary and punitive damages.

To our knowledge, other than as described above, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the Form 10-K. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarter ended September 30, 2016 that were not previously reported on a Current Report on Form 8-K.

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

The foregoing description of the NQSO Agreement, the ISO Agreement and the RS Agreement is qualified in its entirety to the full text of such forms, which are filed herewith as Exhibits 10.1, 10.2 and 10.3, respectively.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

2.1#	Agreement and Plan of Merger, dated September 13, 2016, by and among Snap Interactive, Inc., SAVM Acquisition Corporation, A.V.M. Software, Inc. and Jason Katz (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 14, 2016 by the Company with the SEC).
3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333- 172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.2	Certificate of Amendment of Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of the Company filed on March 14, 2016 by the Company with the SEC).
3.4	Certificate of Amendment to Certificate of Incorporation, dated May 19, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).
3.5	Amended and Restated By-Laws of Snap Interactive, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on April 25, 2012 by the Company with the SEC).
10.1	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).
10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).
10.3	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).
10.4	Exchange Agreement, dated July 13, 2016, by and among Snap Interactive, Inc., Sigma Opportunity Fund II, LLC and Sigma Capital Advisors, LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).
10.5	Subordinated Multiple Advance Term Note, dated July 18, 2016, by and between Snap Interactive, Inc. and A.V.M. Software, Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).
10.6	Security Agreement, dated July 18, 2016, by and between Snap Interactive, Inc. and A.V.M. Software, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).
10.7	Escrow Agreement, dated October 7, 2016, by and among Snap Interactive, Inc., Jason Katz and Corporate Stock Transfer, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).
10.8	Registration Rights Agreement, dated October 7, 2016, by and between Snap Interactive, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).
10.9	Fourth Amendment to Executive Employment Agreement, dated October 7, 2016, by and between Snap Interactive, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).
10.10	Executive Employment Agreement, dated October 7, 2016, by and between Snap Interactive, Inc. and Jason Katz (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).
10.11	Employment Agreement, dated October 7, 2016, by and between Snap Interactive, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).
10.12	First Amendment to Restricted Stock Award Agreement, dated October 7, 2016, by and between Snap Interactive, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).
10.13	First Amendment to Restricted Stock Award Agreement, dated October 7, 2016, by and between Snap Interactive, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

#

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Snap Interactive, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

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

SNAP INTERACTIVE, INC.

Date: November 10, 2016	By:	/s/ Alexander Harrington
Alexander Harrington
Chief Executive Officer and interim Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

