Form 10-K
period 2016-12-31
Snap Interactive, Inc
filed 2017-03-28
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52176

SNAP INTERACTIVE, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3191847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 East 42nd Street in New York, NY
New York, NY	10168
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $28,670,625.

As of March 27, 2017, the registrant had 6,451,151 shares of common stock outstanding, excluding 264,286 unvested shares of restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A relating to the 2017 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

SNAP INTERACTIVE, INC.

ANNUAL REPORT ON

FORM 10-K

FirstMet, Snap, Paltalk, the Snap logo and other trademarks or service marks appearing in this report are the property of Snap Interactive, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective owners.

Unless otherwise indicated, metrics for users are based on information that is reported by Facebook® and internally-derived metrics for users across all platforms through which our applications are accessed. References in this report to users means those persons who have created a user name and password, and active subscribers means users that have prepaid a fee, redeemed credits or received an upgrade from another user as a gift for current unlocked features such as enhanced voice and video access, elevated status in the community or unrestricted communication on our applications and whose subscription period has not yet expired. The metrics for active subscribers are based on internally-derived metrics across all platforms through which our applications are accessed.

i

EXPLANATORY NOTE

On October 7, 2016, Snap Interactive, Inc. (“Snap”) completed its previously announced merger with A.V.M. Software, Inc. (d/b/a Paltalk) (“AVM”), pursuant to which SAVM Acquisition Corporation, Snap’s wholly owned subsidiary, merged with and into AVM, with AVM surviving as a wholly owned subsidiary of Snap (the “Merger”). As a result of the Merger, the former shareholders of AVM received shares of Snap’s common stock representing approximately 77.9% of the outstanding shares of common stock of the post-Merger combined company, and Snap’s former shareholders retained approximately 22.1% of the outstanding shares of common stock of the post-Merger combined company, in each case including unvested shares of restricted stock in the total number of shares of common stock outstanding. In connection with the consummation of the Merger, Snap fully repaid its outstanding 12% Senior Secured Convertible Note due February 13, 2017 in the original aggregate principal amount of $3,000,000.

The Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with AVM being treated as the accounting acquirer of Snap. As such, beginning with this Annual Report on Form 10-K, the historical financial statements of AVM will be treated as the historical financial statements of the combined company. Accordingly, the financial results for the fiscal year ended December 31, 2016 presented in this Form 10-K reflect the operations of AVM for the period of January 1, 2016 through October 7, 2016, and the operations of the post-combination company for the period of October 8, 2016 through December 31, 2016. These results for the fiscal year ended December 31, 2016 are compared to the financial results for pre-Merger AVM for the fiscal year ended December 31, 2015.

For additional information, see the Notes to our Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

Unless the context otherwise indicates, all references in this Annual Report on Form 10-K to “Snap,” “we,” “our,” “us,” and the “Company” refer to the post-Merger combined company and its subsidiaries on a consolidated basis.

ii

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to generate and maintain active subscribers and to maintain engagement with our userbase;
●	the intense competition in the online live video and dating industries and our ability to effectively compete with existing competitors and new market entrants;
●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple Inc. (“Apple”), Facebook, Inc. (“Facebook”) and Google Inc. (“Google”) and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;
●	our ability to develop, establish and maintain strong brands;
●	our ability to offset fees associated with the distribution platforms that host our applications;
●	our reliance on our executive officers;
●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;
●	our ability to release new applications or improve upon existing applications and derive revenue therefrom and our ability to update our applications to respond to rapid technological changes;
●	our ability to protect our intellectual property rights;
●	our ability to successfully integrate the operations of Snap and Paltalk and manage our growth;
●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;
●	the ability of foreign governments to restrict access to our applications;
●	the reliance of our mobile applications on high-bandwidth data capabilities;
●	our reliance on third party email service providers for delivery of email campaigns to convert users to subscribers and to retain subscribers;
the effect of security breaches, computer viruses and computer hacking attacks;
●	our ability to comply with laws and regulations regarding privacy and protection of user data;
●	the impact of changes in laws or regulations that would adversely impact the use of the internet, including net neutrality laws;
●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;
●	governmental regulation or taxation of the online video chat and dating industries;
●	the impact of any claim that we have infringed on intellectual property rights of others;
●	our ability to effectively integrate companies and properties that we acquire;
●	the risk that we might be deemed a “dating service” or an “Internet dating service” under various state regulations;
●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;
●	the risk that we may face litigation resulting from the transmission of information through our applications;
●	our ability to obtain additional capital or financing to execute our business plan;
●	our ability to attract and retain qualified employees;
●	our ability to maintain effective internal controls over financial reporting;

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

iii

PART I

ITEM 1.	BUSINESS

Merger

On October 7, 2016, we completed our previously announced Merger with AVM, pursuant to which SAVM Acquisition Corporation, our wholly owned subsidiary, merged with and into AVM, with AVM surviving as a wholly owned subsidiary of the Company. As a result of the Merger, the former shareholders of AVM received shares of our common stock representing approximately 77.9% of the outstanding shares of common stock of the post-Merger combined company, and the Company’s former shareholders retained approximately 22.1% of the outstanding shares of common stock of the post-Merger combined company, in each case including unvested shares of restricted stock in the total number of shares of common stock outstanding.

Presentation for Reverse Stock Split

On January 5, 2017, we effected a 1-for-35 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each issued and outstanding share of our common stock, and the per share exercise price of and number of shares of our common stock underlying our outstanding stock options, was automatically proportionally adjusted based on the 1-for-35 Reverse Stock Split ratio. Except as otherwise provided herein, all share and per-share amounts of our common stock and stock options have been adjusted to give effect to the Reverse Stock Split for all periods presented. The Reverse Stock Split did not alter the par value of our common stock, which remains at $0.001 per share, modify any voting rights or other terms of our common stock, or impact the amount of preferred stock we are authorized to issue.

Company Overview

The Company is a leading provider of live video social networking, and interactive dating applications. Our product portfolio includes Paltalk and Camfrog, which together host one of the world's largest collections of video-based communities, and FirstMet, a prominent interactive dating brand serving users 35 and older. Our other products include Tinychat, Firetalk, 50More, Ribbit Live, The Grade, and Vumber. Our leading network of products creates a unique social media enterprise where users can meet, see, chat, broadcast and message in real time with other users in our network. Our properties are generally available through Windows®, MacTM OS, iOSTM and AndroidTM platforms.

We believe that live video is in the early stages of adoption for applications related to meeting, chatting, dating, broadcasting and other interactive purposes and over time presents an attractive growth opportunity as it becomes pervasively integrated across the social networking and interactive communications industries. The proprietary technology underlying our products allows us to operate thousands of simultaneous streams, including on mobile platforms, that support interactions on a one-on-one, one-to-many and many-to-many basis. We believe our technology represents a significant competitive advantage. Furthermore, most of our technology is supported by a portfolio of 25 issued patents.

We also have a worldwide established presence and brand identity in both live video chat and interactive dating, with users in over 180 countries as of March 12, 2017. We believe that we are well-positioned to take advantage of key business opportunities in our industry by leveraging our technology, user base and suite of complementary applications to incorporate live and recorded video into the dating experience, as well as to bring dating opportunities to our video chat community.

Snap was incorporated under the laws of the State of Delaware in 2005 and AVM was incorporated under the laws of the State of New York in 1998. Our principal executive office is located at 122 East 42nd Street, Suite 2600, New York, New York 10168.

Key Business Strengths

Early Mover to Live Video

We believe our early development and use of live video and dating applications has enabled us to have a leading position in the live video industry today. Our products Paltalk and Camfrog together host one of the world's largest collections of video-based communities and we believe live video will in time become ubiquitous and an integral element of social networking, messaging and online business applications. Our early mover advantage should help enable us to seize growth opportunities with existing and new products as the popularity and pervasiveness of live video increases.

Engaging Functionality

We have designed our applications with browse functions and other features that prompt interactions between users, which make our applications highly engaging and easy to use. While many online applications and websites provide similar functionality, many competitive services require meaningful effort and initiative on the part of the user to make contact with other users. Our applications are designed to eliminate effort and friction in user-to-user interaction by organizing users around common interests or automating certain aspects of the introductory dialog between users. As a result, we believe our users find our experience more social and enjoyable than many competitive social networking and dating services.

Freemium Online Model

We operate our video chat and dating products on a “freemium” model in which certain application features are free to all users and other features are only available to paid subscribers or other paying members. Dating users are allowed to create a profile, browse, search and view profiles of other users, send instant messages and send an initial message to any user. Premium features, such as access to multiple video chat rooms and enhanced status in the community for our video chat applications or unlimited custom messaging for our dating applications, require a paid subscription. We believe this “freemium” model differentiates us from some other like applications in the industry.

Data-Driven Model

We have developed data analytics and application development processes that we believe provide us with a competitive advantage over many other video chat and online dating applications and platforms. Our data analytics provide us with critical visibility into the effectiveness of our sales and marketing expense which allows us to quickly modify such expenditures to create more effective user acquisition campaigns. Our application development processes include a sophisticated A/B testing framework, a framework for comparing two versions of the same application, which allows us to test new features, new functionality, design changes, changes to our proprietary algorithms and compare our results to control groups. These processes provide a real-time granular analysis of user behavior with the intention to modify our applications to improve the user experience as well as increase user engagement in order to increase the number of users that convert into paying subscribers. This capability is presently being integrated across all products at the Company.

Highly Scalable Platform

Our applications are extremely scalable and require limited incremental cost to host additional users, create new features catering to additional discrete audiences, or to build new applications based on developed feature-sets with new brand identities. Our video chat properties are built on highly scalable architecture which enables them to power thousands of chat rooms and live streams simultaneously. This technology is used to power topical discussions in several different formats, including interactions on a one-on-one, one-to-many and many-to-many basis. Our dating platforms allow thousands of simultaneous users to browse the profile of other users, message other users or otherwise be active on our website and applications.

Subscriber Base

Our applications and the majority of revenues generated therefrom are supported by a large user database of approximately 183,000 active subscribers worldwide as of March 12, 2017. Our management believes that the scale of our subscriber base presents a competitive advantage in the video chat and dating industry and can present growth opportunities to combine video with dating to advance existing products with upsell opportunities as well as to build future brands with cross-sell offers. The scale of our usage also offers us the opportunity to build our third party advertising revenue.

Company Business Strategy

Merge Video and Dating

We believe there is a significant opportunity to combine the features and ease of live video with the desire of people to meet and date. We believe many of our video chat users participate in live video chat as a means to meet others, including potentially for dating. We also believe that recorded and live video will become important enhancements to the online dating experience as the interactive dating industry evolves. We feel we have a significant early mover advantage with our relevant technologies and presence in both areas.

On February 6, 2017, we released an update to Paltalk that includes navigation to a new “Dating” section that encourages Paltalk users to register for FirstMet to connect with a large pool of users seeking romantic relationships. We hope that this opportunity to cross-sell FirstMet to existing Paltalk users will enhance user engagement and monetization, and we plan to continue to integrate the complementary features and audiences of our live video and dating applications.

Introduce New Applications

We plan to develop a portfolio of applications around our core video chat and dating applications by investing resources to both develop and launch new mobile applications and new iterations of our existing product platforms targeting specific demographics or geographies. For example, we recently introduced a limited beta launch of 50more in the first quarter of 2017. 50more is based on FirstMet’s scalable dating platform and has similar functionality to FirstMet but addresses a different target audience of adults over 50 and is based on a new brand identity. We have also started developing a new live video chat consumer application based on our video chat infrastructure technology.

Develop a Business-to-Business Platform for Partnering Opportunities

We believe our video technology has broad applications to many other industries beyond social networking. Additionally we believe that our technology is scalable and is capable of supporting significantly more usage than currently utilized. We intend to explore opportunities to collaborate with leading companies in other industries which would benefit from a video platform to support their product fulfillment. These partnerships can take many different forms, all of which ultimately may help us to drive the value of our technology and build our business.

Focus on Merger & Acquisition Opportunities

We have built our Company through a series of strategic acquisitions to help build our technology and product portfolio, as well as increase our size and scale. We believe our industry is significantly fragmented, with numerous opportunities for consolidation. In addition, new market entrants are likely to continue to emerge in our industry as a result of consumers having a propensity to try new products to connect with new people. We intend to continue to target acquisitions to help grow and diversify ourselves from both a product and geographic perspective, while further establishing ourselves as a leading player in the live video and interactive dating space.

Defend our Intellectual Property

We have a portfolio of 25 issued patents. We have successfully defended our intellectual property in the past and have generated tens of millions of dollars in licensing fees for the use of our patents. In 2016, we commenced an enforcement action related to two of our patents against Riot Games, Inc. and Valve Corporation for infringement of U.S. Patent Nos. 5,822,523 and 6,226,686 with respect to their online games League of Legends and Defense of the Ancients 2. These two patents were previously asserted against, and then licensed to, Microsoft, Sony, and Activision.

Our Products

Live Video Chat

We have 5 products in the video chat space: Paltalk; Camfrog; Tinychat; Ribbit Live; and Firetalk. The major revenue-generating products and current focus of the Company are Paltalk and Camfrog. Each product enables individuals to self-organize around topics and users with common affinities. Tinychat, Ribbit Live and Firetalk enable adaptations of our video technology for alternative uses and opportunities in the future.

Key features and tools of our video chat applications include:

●	Profile Creation: Our video chat products are intuitive and allow users to easily find, connect and communicate with each other based on a user’s particular interest. Users can join our video chat properties by creating a personal profile that is connected to their email address or by using “Facebook Connect®” to create a profile. A user with a Facebook® profile can easily import information from his or her profile, including photos and interest data. Once a profile has been created, users are able to search our thousands of chat rooms organized by topics and easily click to join one.

●	Dynamic Tools and Features: Our video chat products are also dynamic and offer the chance for users to message and/or talk with others while also viewing them through live video. Once a user joins a chat room, he/she can directly message another individual or join a group community chat. Users also have the option to listen to the group through their device microphone and to join a queue for a turn to speak out loud to the group. Two users can also choose to have a one-on-one private live video chat. Our products offer the tools for users to administer the experience in a particular chat room. Users that open chat rooms can mute other users, restrict other users from broadcasting video, and remove a user’s ability to text. Additionally, each user that opens a chat room not only can exercise these administrative controls, they can also deputize other users to be administrators in their rooms further helping to create a managed and enjoyable experience.

Paltalk and Camfrog. Paltalk and Camfrog are our major video chat applications and are both leading providers of live video social networking applications available on Windows, Mac OS, iOS, Android and other tablet devices. Together, these products power one of the world’s largest global collections of video-based communities, with proprietary technology to host thousands of simultaneous live group conversations on topics such as politics, financial markets, music and dating. Our proprietary client server technology helps maintain high quality video and audio even as many users simultaneously watch a particular broadcaster. Paltalk and Camfrog both have tens of millions of registered users and attract a demographically and geographically diverse user base, with users in over 180 different countries, in each case as of March 12, 2017. Paltalk users are approximately one-third domestic and two-thirds international, whereas the majority of Camfrog users are international, with a particular concentration in Southeast Asia.

Dating

We currently have three dating applications: FirstMet, 50more and The Grade. FirstMet generates substantially all of the revenue in our dating portfolio. 50more, our product targeting users over 50, was introduced in a limited beta launch in the first quarter of 2017. For the foreseeable future, we expect to focus our dating application resources on FirstMet and 50more. We have deemphasized our promotional efforts for The Grade but expect that it may provide opportunities as a platform for future product evolution.

FirstMet. We provide a leading online dating application under the FirstMet brand, formerly called “Are You Interested?” (“AYI”). In March 2016, we completed a rebranding of AYI under the name FirstMet. We believe FirstMet’s distinctive features and fresh brand identity offer a superior user experience to that of the original AYI. FirstMet is native on Facebook, iOS and Android platforms and is also accessible on mobile devices and desktops at FirstMet.com. FirstMet is extremely scalable and requires limited incremental operational cost to add users, active subscribers or new features catering to additional discrete audiences. FirstMet was the #24 grossing application in the U.S. Lifestyle Category on the Apple App Store in the United States as of March 12, 2017.

FirstMet attracts a demographically and geographically diverse user base, with users in over 180 different countries as of March 12, 2017. FirstMet is intuitive, and allows users and subscribers to easily find, connect and communicate with each other. Key features and tools of the application include:

●	Profile Creation: Users can join FirstMet by creating a personal profile that is connected to their email address or by using “Facebook Connect” to create a profile. A FirstMet user with a Facebook profile can easily import information from his or her profile, including photos and interest data. Once a profile has been created, FirstMet users are able to browse for potential matches, including other singles with similar interests. We frequently update FirstMet’s feature set with new features to increase user engagement, make users more social and to increase the number of users that are converted to active subscribers.

●	Browse Function: FirstMet’s game-like “browse” function presents profiles of other users that match user criteria and prompts them to indicate if they are “interested” by either clicking on a “yes” or “skip” button above the profile picture or by sending a message when viewing that user’s profile. Users are notified when another user has clicked “yes” on their profile or if they have received a message from another user. In instances where users select "yes" on each other’s profile, the application automatically introduces the two users, because they have shown mutual interest.

50more. We introduced 50more in limited beta launch in the first quarter of 2017 as our dating application targeting adults over the age of 50. Our FirstMet infrastructure and technology platform allowed us to streamline the process of launching 50more as a new and fresh online dating product. 50more has similar functionality to FirstMet but addresses a different target audience of adults over 50 and is based on a new brand identity. We expect that we will operate 50more in parallel with FirstMet in order to leverage the overlap with FirstMet’s user base and cross-sell our users with multiple brands. 50more is available on mobile and desktop platforms.

The Grade. The Grade is a free mobile application that caters to individuals who are dissatisfied with the quality of user interactions on mobile online dating applications. The Grade launched in November 2014 and is native on iOS and Android. The Grade was designed to hold users accountable to a high standard of behavior by using a proprietary algorithm that assigns letter grades to users ranging from “A+” to “F” based on profile quality, messaging quality and reviews from other users of the application.

Early adopters of The Grade were in the 25–35 year old demographic, which we believe is the most crowded and competitive space in the online dating market. Despite the uniqueness and early success of The Grade, we decided in late 2015 to shift our resource-focus to the rebranding of FirstMet, with its established user base, and the development of 50more, our dating product for adults over 50, targeting what we believe to be one of the fastest growing and least competitive demographic in the online dating industry.

As a result of this shift in resources, we have sustained a significantly lower level of spending on sales and marketing for The Grade and subsequently have experienced a decrease in the number of users and activity on the application. We believe The Grade remains a viable product with relevant technology, and may provide a platform in the future for other product opportunities.

Telecommunications

We own and operate a small telecommunications provider called Vumber that enables users to have multiple phone numbers in any area code through which calls can be forwarded to a user’s existing cell phone or land line telephone number. Vumber serves both the retail and small business community. Vumber not only allows individuals to communicate while protecting privacy, but also gives business professionals the ability to add a new business line with any chosen area code to their cell phones. Vumber provides an in-depth data analytics platform that can track, record and analyze calls to gain new insights into one’s business.

Product Development

We are continually developing new products, as well as optimizing our existing platforms and feature sets in order to meet the evolving needs of our user base and advertising partners.

We develop most of our software internally. We will, however, purchase technology and license intellectual property rights where it is strategically important, operationally compatible, or economically advantageous. For instance, we partner with third parties to further our internationalization efforts as we look to bring additional languages into our existing platforms. We are not materially dependent upon licenses and other agreements with third parties relating to product development.

Marketing Strategy

We invest in advertising and marketing for the purpose of acquiring users. We adapt our marketing expenditures and channels as we gather the data to analyze the success of our campaigns. We primarily advertise through Internet and mobile advertising networks and run hundreds of campaigns at any given time, targeting various audiences of users, and focusing on campaigns that we believe will produce a positive return over the lifetime of new users. We also generate new sign-ups organically, as people find our sites through brand recognition and word of mouth, search engines and product review websites.

Payment Options

Our users have a variety of methods by which to purchase subscriptions across all of our platforms. Users can pay by credit card, PayPal, Western Union, Check, local e-wallet providers, or complete an in-app purchase through the Apple App Store or Google Play for Android users. Apple retains 30% of the revenue that is generated from sales on our iPhone application through in-app purchases in the United States. Google also retains 30% of the revenue that is generated from sales on Android applications via Google wallet through in-app purchases in the United States.

All of our credit card transactions are processed through various payment providers. Video chat users in certain international territories also have an option to purchase through local resellers. Local resellers prepay in bulk for services and debit the prepaid balance as one-time subscriptions and virtual currency are sold to end users. Regardless of which payment method is utilized, users may access our products through any of the gateways we offer.

Competition and Our Industry

We face substantial competition in both the live video and dating industries. We have direct competition from many live video streaming websites including YouNow, Live.me, BIGO Live, Live.ly, Houseparty, ooVoo, and Discord. In the dating industry, we compete with online dating websites such as OkCupid.com, Christianmingle.com, eHarmony.com, POF.com, Match Group, Inc. properties, as well as online dating applications provided by Badoo Trading Limited, IAC, MeetMe, Inc. and Zoosk, Inc. We also face substantial competition from mobile-based applications including Tinder, Happn, Hinge and Bumble. In addition, the products within our portfolio both compete and collaborate with each other.

As technology evolves and the lines between video and dating become less defined, many of these and other properties will become our competitors. There are relatively few significant barriers to entry in our industry and, as a result, any organization that has adequate financial resources and technical expertise may become a competitor. Nonetheless, we believe that users often utilize multiple applications for multiple purposes, and the use of one website or application is not necessarily to the exclusion of others.

Achieving a critical mass of users is crucial for all of our video chat and dating applications. As a result of our large and dynamic user base, we believe we are well-positioned to continue as a leader in both of the industries in which we currently operate. Additionally, we seek to offer applications and services that are differentiated in the industry, superior in quality and more appealing than those of our competitors. We also believe that we have the tools and expertise to attract new users through Facebook and other sources at a lower cost per subscriber than certain of our traditional competitors. As social networking application platforms and mobile platforms continue to expand and the Internet becomes ever more of a mainstream method for connecting and interacting with others, we believe that the industries we operate within offer substantial room for growth.

Patent and Trademarks

To establish and protect our proprietary rights, we rely on a combination of trademarks, copyrights, trade secrets, license agreements, patent applications, confidentiality agreements and other contractual rights. We have 26 registered trademarks in the United States and internationally. We have a patent portfolio of 25 patents, and we have historically generated tens of millions of dollars successfully defending our patents. We continue to pursue patents related to certain feature sets on applications currently under development, as well as defend our intellectual property as appropriate. In 2016, we commenced an enforcement action related to two of our patents against Riot Games, Inc. and Valve Corporation for infringement of U.S. Patent Nos. 5,822,523 and 6,226,686 with respect to their online games League of Legends and Defense of the Ancients 2. These two patents were previously asserted against, and then licensed to, Microsoft, Sony, and Activision.

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

While online personal services are not currently required to verify the age or identity of subscribers, or to run criminal background checks, legislation in this area has been proposed over the last few years in Ohio, Texas, California, Michigan, New Jersey, Florida and Virginia. Companies that provide personal services are not currently subject to the same type of regulation as companies deemed “dating service” providers. However, if a court holds that we are legally providing “dating services” as defined in the relevant regulations, we may be required to comply with additional state regulations. Further, Connecticut, New York, Florida, Texas and New Jersey each have enacted laws that require us to display safety warnings and disclosures to users that we do not conduct background checks.

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

Employees

As of March 12, 2017, we had 57 employees. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. We attract and retain employees by offering training, bonus opportunities, competitive salaries and a comprehensive benefits package.

ITEM 1A.	RISK FACTORS

The risks below are those that we believe are the material risks that we currently face, but are not the only risks facing us and our business. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected.

Risks Relating to Our Business

The success of our business is principally dependent on our active subscribers and our engagement with our user base.

As of March 12, 2017, our applications supported an active subscriber base of approximately 183,000 active subscribers worldwide. However, compared to the total number of users in any given period, only a small portion of our users are active subscribers or purchasers of virtual currency. We primarily generate revenue through the sale of subscriptions and virtual currency to this small portion of users and secondarily generate revenue through paid advertisements. Accordingly, our financial results are substantially dependent on our ability to convert our users into active subscribers and to sell our users virtual currency.

Users discontinue the use of our applications in the ordinary course of business, and to sustain our revenue levels, we must attract, retain and increase the number of users or more effectively monetize our existing users. Falling user retention, growth or engagement could also make our applications less attractive to advertisers, which could harm our business.

There are a number of factors that could negatively impact user retention, growth and engagement, including, among other things:

●	users may adopt competing products instead of ours;

●	we may fail to introduce new products and services or those we introduce may be poorly received;

●	our products may fail to operate effectively on mobile or other platforms;

●	we may be unable to combat spam or other hostile or inappropriate usage on our products;

●	there may be adverse changes in user sentiment about the quality or usefulness of our existing products;

●	there may be concerns about the privacy implications, safety or security of our products;

●	technical or other problems may frustrate the experience of our users, particularly if those problems prevent us from delivering our products in a fast and reliable manner;

●	we may fail to provide adequate service to our users;

●	we or other companies in our industry may be the subject of adverse media reports or other negative publicity;

●	we may not maintain our brand image or our reputation may be damaged; and

●	we may be subject to denial of service or other attacks from hackers that result in service downtime.

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

We operate in an intensely competitive industry and any failure to attract new users and subscribers could diminish or suspend our development and possibly cease our operations.

The online live video and dating industries are highly competitive and have few barriers to entry. If we are unable to efficiently and effectively attract new users and subscribers as a result of intense competition or a saturated market, we may not be able to continue the development and enhancement of our applications or become profitable on a consistent basis in the future.

Important factors affecting our ability to successfully compete include:

●	the usefulness, novelty, performance and reliability of our products compared to our competitors;

●	the timing and market acceptance of our products, including developments and enhancements of our competitors’ products;

●	our ability to effectively monetize our products and the availability of free or cheaper alternatives from our competitors;

●	our ability to hire and retain talented employees, including technical employees, executives, and marketing experts;

●	the success of our customer service and support efforts;

●	our reputation and brand strength compared to our competitors;

●	competition for acquiring users that could result in increased user acquisition costs;

●	reliance upon the platforms through which our applications are accessed and the platform owner’s ability to control our activities on such platforms;

●	the effectiveness of the marketing and advertisement of our products;

●	our ability to maintain advertisers’ interests in advertising through our products;

●	our ability to innovate in the ever-changing industries in which we operate;

●	changes as a result of new legislation or regulation within our industries; and

●	acquisitions or consolidations within our industries.

We face substantial competition in both the live video and dating industries. We have direct competition from many live video streaming websites including YouNow, Live.me, BIGO Live, Live.ly, Houseparty, ooVoo and Discord. In the dating industry, we compete with online dating websites such as OkCupid.com, Christianmingle.com, eHarmony.com, POF.com, Match Group, Inc., as well as online dating applications provided by Badoo Trading Limited, IAC, MeetMe, Inc. and Zoosk, Inc. We also face substantial competition from mobile-based applications including Tinder, Happn, Hinge and Bumble. In addition, the products within our portfolio both compete and collaborate with each other.

Many of our current and potential competitors offer similar services, have longer operating histories, significantly greater capital, financial, technical, marketing and other resources and larger user or subscriber bases than we do. These factors may allow our competitors to more quickly respond to new or emerging technologies and changes in user preferences. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing strategies that may allow them to build larger user bases consisting of greater numbers of paying users. Our competitors may develop applications or services that are equal or superior to our applications or that achieve greater market acceptance than our applications. It is possible that a new product developed by one of our competitors could gain rapid scale at the expense of existing brands through harnessing a new technology or distribution channel, creating a new approach to connecting people or some other means. In addition, our advertisers may use information that our users share through our applications to develop or work with competitors to develop products or features that compete with us.

Certain entities that we do not directly compete with but that have large or dominant positions in one or more markets could use those positions to gain a competitive advantage against us in areas where we operate by integrating competing dating, video chat or social media platforms into products they control, such as search engines, web browsers or mobile device operating systems.

Costs for consumers to switch between products in the video chat and dating industries are generally low, and consumers have a propensity to try new products to connect with new people. As a result, new entrants and business models are likely to continue to emerge in our industry. These activities could attract users and subscribers away from our applications and reduce our market share.

If we are unable to effectively compete, our users may discontinue the use of our products and we may lose active subscribers, which would have a material adverse effect on our business, results of operations and financial condition.

Our mobile applications are substantially dependent on interaction with mobile platforms and operating systems that we do not control.

A portion of our revenue, primarily our revenue from mobile platforms, is derived from Apple’s iOS and Google’s Android platforms. Although we believe that we have a good relationship with Apple and Google, any deterioration in our relationship with either could materially harm our business, results of operations or financial condition.

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

The number of people who access the Internet through devices other than personal computers, including smart phones, cell phones and handheld tablets, has increased dramatically in the past few years and is projected to continue to increase. Accordingly, we are substantially dependent on interoperability with popular mobile platforms that we do not control, including the Apple App Store and the Google PlayTM Store, and a portion of our revenue is derived from these two digital storefronts. There have been occasions in the past when these digital storefronts were unavailable for short periods of time or where there have been issues with the in-App purchasing functionality from the storefront. In the event that either the Apple App Store or the Google Play Store is unavailable or if in-App purchasing functionality from the storefront is non-operational for a prolonged period of time, it could have a material adverse effect on our business, results of operations or financial condition.

In addition, each of the Apple App Store and Google Play Store provide consumers with products that compete with ours. If either of these platforms give preferential treatment to competitive products, it could seriously harm the usage of our products on mobile devices.

Our business depends on developing, establishing and maintaining strong brands. If we are unable to maintain and enhance our brands, we may be unable to expand or retain our user and paying subscriber bases.

We believe that developing, establishing and maintaining awareness of our application brands is critical to our efforts to achieve widespread acceptance of our applications and is an important element to expanding our user and subscriber bases. Successful promotion of our application brands will depend largely on the effectiveness of our advertising and marketing efforts and on our ability to provide reliable and useful applications at competitive prices. If paying users do not perceive our applications to be of high quality, or if our applications are not favorably received by users and subscribers, the value of our brands could diminish, thereby decreasing the attractiveness of our applications to users and subscribers. In addition, advertising and marketing activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brands.

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

As the distribution of our products through application stores increases, we may incur additional fees from the developers of application stores.

As our user base continues to shift to mobile solutions, we increasingly rely on the Apple iOS and Google’s Android platforms to distribute our products. While our products are free to download from these stores, we offer our users the opportunity to purchase paid memberships and certain premium features through our products. We determine the prices at which these memberships and features are sold and, in exchange for facilitating the purchase of these memberships and features through our products to users who download our products from these stores, we pay Apple or Google, as applicable, a share (currently 30%) of the revenue we receive from these transactions. In the future, other distribution platforms that we utilize may charge us fees for the distribution of our applications. As the distribution of our products through application stores increases, the amount of fees that we must pay to the developers of these application stores will also increase. Unless we find a way to offset these fees, our business, financial condition and results of operations could be adversely affected.

Our future success is dependent, in part, on the performance and continued service of our executive officers. Without their continued service, we may be forced to interrupt or eventually cease our operations.

We are dependent to a great extent upon the experience, abilities and continued service of Alexander Harrington, our Chief Executive Officer, Jason Katz, our Chairman of the Board of Directors and Chief Operating Officer, Judy Krandel, our Chief Financial Officer, Eric Sackowitz, our Chief Technology Officer, and Arash Vakil, our Chief Product Officer. The loss of the services of any of these individuals would substantially affect our business or operations and could have a material adverse effect on our business, results of operations or financial condition.

Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.

We regularly review metrics, including our number of users, active subscribers and transaction purchasers, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally.

Some of our demographic data may be incomplete or inaccurate. For example, because users self-report their dates of birth, our age-demographic data may differ from our users’ actual ages. If our users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate.

In addition, our business strategy is guided by data analytics that we compute internally based on data collection, data processing, cloud-based platforms, statistical projections and forecasting, mobile computing, social media analytics and other applications and technologies. We use these internally derived data analytics to guide decisions concerning the development and modification of features on our applications, monetization strategies for our applications and the development of new applications, among other things.

Errors or inaccuracies in our metrics or data analytics could result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of our users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. If advertisers or investors do not perceive our user, geographic or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic or other demographic metrics, our reputation may be seriously harmed. At the same time, advertisers may be less willing to allocate their budgets or resources to our products, which could seriously harm our business, results of operation or financial condition.

Because we recognize revenue from subscriptions over the subscription term, the full impact of downturns or upturns in subscription sales may not be immediately reflected in our results of operations or financial condition.

We recognize subscription revenue from customers monthly over the subscription term, and subscriptions are generally offered in durations of one-, three-, six-, twelve-, and fifteen-month terms, depending on the particular product. As a result, much of the subscription revenue we report in each period is deferred revenue from subscription agreements entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any one quarter will negatively affect our revenue in future quarters. In addition, we might not be able to immediately adjust our costs and expenses to reflect these reduced revenues. Accordingly, the effect of significant downturns in user acceptance of our applications may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to quickly increase our revenue through additional sales in any period, as revenue from new subscribers must be recognized over the subscription term. As a result, you should not rely on the amount of subscription revenue generated in prior quarters as an indication of future results.

The online live video and dating industries are characterized by rapid technological change and the development enhancements and new applications, and if we fail to keep pace with technological developments or launch new applications, our business may be adversely affected.

The online live video and dating industries are characterized by rapid change and our future success is dependent upon our ability to adopt and innovate. To attract new users and increase revenues from existing users, we need to enhance, add new features to and improve our existing applications and introduce new applications in the future. The success of any enhancements or new features and applications depends on several factors, including timely completion, introduction and market acceptance. For example, we recently beta launched 50more, a new online dating application, the commercial success of which has not yet been determined. In addition, we recently completed the rebranding of AYI to FirstMet and we are developing a new live video chat consumer application. Building a new brand or product is generally an iterative process that occurs over a meaningful period of time and involves considerable resources and expenditures, and we may expend significant time and resources developing and launching an application that may not result in revenues in the anticipated timeframe or at all, or may not result in revenue growth that is sufficient to offset increased expenses. If we are unable to successfully develop enhancements, new features or new applications to meet user trends and preferences, our business and operating results could be adversely affected.

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

Historically, our defense of our intellectual property rights has been a significant aspect of our business and has meaningfully contributed to our results of operations. Accordingly, our success and ability to compete are often dependent upon the development of intellectual property for our applications.

We aim to protect our confidential proprietary information, in part, by entering into confidentiality agreements and invention assignment agreements with all our employees, consultants, advisors and any third parties who access or contribute to our proprietary know-how, information, or technology. We also rely on trademark, copyright, patent, trade secret, and domain-name-protection laws to protect our proprietary rights. In the United States and internationally, we have filed various applications to protect aspects of our intellectual property, and we currently hold a number of issued patents in multiple jurisdictions. In the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business.

In any of these cases, we may be required to expend significant time and expense to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, others may offer products or concepts that are substantially similar to ours and compete with our business. If we are unable to protect our proprietary rights or prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could seriously harm our business.

Our business has recently undergone significant changes, including management, personnel and business changes. We may not be able to effectively manage the integration of our business and our growth following the completion of the Merger.

As a result of the completion of the Merger in October 2016, our employee headcount and the scope and complexity of our business have increased significantly. Following the Merger, our management consists of Alexander Harrington, our Chief Executive Officer and the Chief Executive Officer of pre-Merger Snap, Jason Katz, our Chairman of the Board of Directors and Chief Operating Officer and the Chief Executive Officer of pre-Merger AVM, Judy Krandel, our Chief Financial Officer and a member of the Board of Directors of pre-Merger Snap, Arash Vakil, our Chief Product Officer and the Chief Product Officer of pre-Merger AVM, and Eric Sackowitz, our Chief Technology Officer and the Chief Technology Officer of pre-Merger AVM. Our new management team has been working to adapt to operating our business in a manner that differs meaningfully from prior periods, but may not successfully adapt to these changes.

Following the Merger, business and product integration has been a significant focus of management and has created new challenges, including managing new relationships with users, advertisers, and other third parties. The integration of our products may cause disruptions in our business, and any such disruption could have a material adverse effect on our results of operations and financial condition. Further, any delay in the timing of product integration could decrease and/or delay our expense savings expected in respect of such integration, and any such disruption could have a material adverse effect on our results of operations and financial condition.

Although we are focused on reducing costs and increasing profitability following the Merger, as we continue to grow, we must expend significant resources to identify, hire, integrate, develop, motivate and retain a number of qualified employees. If we fail to effectively manage our employment needs and successfully integrate our new hires, our ability to launch new applications and enhance or support our existing applications could suffer and it could have a material adverse effect on our business, results of operations or financial condition. In addition, we may also find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products, as a result of rapid growth. Moreover, if our operations continue to grow, our information-technology systems and our internal controls and procedures may not adequately support our operations. Any of these factors could negatively affect our business performance and seriously harm our business.

We plan to continue expanding our operations internationally and may be subject to increased business and economic risks that could seriously harm our business.

Presently, we derive a significant portion of revenue from international territories and we plan to continue expanding our business operations abroad. In addition, we rely on outsourced services based in Russia, India and elsewhere. We may enter new international markets where we have limited or no experience in marketing, selling and deploying our products. If we fail to deploy or manage our operations in international markets successfully, our business may suffer. As our international operations increase our operating results may become more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

●	political, social, and economic instability;

●	risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, and unexpected changes in laws, regulatory requirements, and enforcement;

●	potential damage to our brand and reputation due to compliance with local laws, including potential censorship and requirements to provide user information to local authorities;

●	fluctuations in currency exchange rates;

●	higher levels of credit risk and payment fraud;

●	complying with multiple tax jurisdictions;

●	reduced protection for intellectual-property rights in some countries;

●	difficulties in staffing and managing global operations and the increased travel, infrastructure and compliance costs associated with multiple international locations;

●	regulations that might add difficulties in repatriating cash earned outside the United States and otherwise preventing us from freely moving cash;

●	import and export restrictions and changes in trade regulation;

●	complying with statutory equity requirements;

●	complying with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other jurisdictions; and

●	export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control.

If we are unable to expand internationally and manage the complexity of our global operations successfully, our business could be seriously harmed.

A portion of our revenue is dependent on third-party resellers, the efforts of which we do not control.

We are dependent on the efforts of third parties who resell our subscriptions for a portion of our revenue. In particular, video chat users in certain international territories have an option to purchase subscriptions through local resellers. These local resellers prepay in bulk for services and debit the prepaid balance as one-time subscriptions and virtual currency are sold to end users.

We do not control the efforts of these resellers. If they fail to market or sell our subscriptions successfully, merge or consolidate with other businesses, declare bankruptcy or depart from their respective industries, our business could be harmed. In certain international markets, we rely exclusively on resellers to market and sell our subscriptions. If these resellers fail to successfully market and sell our subscriptions in their assigned territories, then we may be unable to adequately address sales opportunities in that territory. If we are unable to maintain or replace our contractual relationships with resellers, efficiently manage our relationships with them or establish new contractual relationships with other third parties, we may fail to retain subscribers or acquire potential new subscribers and may experience delays and increased costs in adding or replacing subscribers that were lost, any of which could materially affect our business, operating results and financial condition.

Foreign governments restricting access to our applications could materially adversely impact our business.

We have continued to focus on increasing the international presence of our applications by expanding the localized and translated versions for additional international countries that are culturally aligned with our products. Foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. Foreign governments may censor our products in their countries, restrict access to our products from their countries entirely, or impose other restrictions that may affect their citizens’ ability to access our products for an extended period of time or even indefinitely. If foreign governments think we are violating their laws, or for other reasons, they may seek to restrict access to our products, which would give our competitors an opportunity to penetrate geographic markets that we cannot access. As a result, our ability to grow our international user base would be impaired and we may not be able to maintain or grow our revenue as anticipated and our business could be seriously harmed.

Our mobile applications rely on high-bandwidth data capabilities, which are subject to hardware, networks, regulations and standards that we do not control.

Our mobile applications require high-bandwidth data capabilities. If the costs of data usage increase or access to cellular networks is limited, our user growth and retention on mobile platforms may be seriously harmed. Additionally, to deliver high-quality video and other content over mobile cellular networks, our products must work well with a range of mobile technologies, systems, networks, regulations and standards that we do not control, and any changes to those mobile technologies, systems, networks, regulations or standards could impact the usability of our mobile applications, which would materially adversely effect our business, results of operations or financial condition.

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

The availability of our applications depends on the continued operation of our programming code, databases, servers and technological infrastructure. Any damage to, or failure of, our systems could result in interruptions in service for our applications, which could damage our brands and have a material adverse effect on our business, results of operations or financial condition. Our systems are vulnerable to damage or interruption from terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities.

In addition, from time to time we experience limited periods of server downtime due to maintenance or enhancements. If our applications are unavailable during these periods of downtime or if our users are unable to access our applications within a reasonable amount of time, users may not return to our applications in the future, or at all. As our user base and the volume and types of information shared on our applications continues to grow, we will need an increasing amount of technology infrastructure, including network capacity and computing power, to continue to satisfy our users’ needs. It is possible that we may fail to effectively scale and grow our technology infrastructure to accommodate these increased demands. Any failure to support and scale our technology infrastructure could adversely impact the reputation of our brands and harm our results of operations.

Security breaches, computer viruses and computer hacking attacks could harm our business, results of operations or financial condition.

We receive, process, store and transmit a significant amount of personal user and other confidential information, including credit card information, and enable our users to share their personal information with each other. In some cases, we retain third party vendors to store this information. We continuously develop and maintain systems to protect the security, integrity and confidentiality of this information, but cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. If any such event were to occur, we may not be able to remedy the event, and we may have to expend significant capital and resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Although it is difficult to determine what, if any, harm may directly result from an interruption or attack, any security breach caused by hacking, including efforts to gain unauthorized access to our applications, servers or websites, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and results of operations. If a breach of our security (or the security of our vendors and partners) occurs, the perception of the effectiveness of our security measures and our reputation may be harmed, we could lose current and potential users and the recognition of our various brands and their competitive positions could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.

Spammers may attempt to use our products to send targeted and untargeted spam messages to users, which may embarrass or annoy users and make our products less user friendly. We cannot be certain that the technologies that we have developed to repel spamming attacks will be able to eliminate all spam messages from our products. Our actions to combat spam may also require diversion of significant time and focus of our engineering team from improving our products. As a result of spamming activities, our users may use our products less or stop using them altogether, and result in continuing operational cost to us.

Similarly, terror and other criminal groups may use our products to promote their goals and encourage users to engage in terror and other illegal activities. We expect that as more people use our products, these groups will increasingly seek to misuse our products. Although we invest resources to combat these activities, including by suspending or terminating accounts we believe are violating our Terms of Service, we expect these groups will continue to seek ways to act inappropriately and illegally on our products. Combating these groups requires our engineering team to divert significant time and focus from improving our products. In addition, we may not be able to control or stop our products from becoming the preferred application of use by these groups, which may become public knowledge and seriously harm our reputation or lead to lawsuits or attention from regulators. If these activities increase, our reputation, user growth and user engagement, and operational cost structure could be seriously harmed.

If there are changes in laws or regulations regarding privacy and the protection of user data, or if we fail to comply with such laws or regulations, we may face claims brought against us by regulators or users that could adversely affect our business, results of operations or financial condition.

State, federal and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. These laws can be particularly restrictive in countries outside of the United States. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industries in which we operate.

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

Several proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance. In addition, the General Data Protection Regulation in the European Union, which will go into effect on May 25, 2018, may require us to change our policies and procedures and, if we are not compliant, may seriously harm our business.

Changes in laws or regulations that impact the use of the internet, including internet neutrality laws, could adversely affect our business, results of operations or financial condition.

The adoption of any laws or regulations that adversely affect the growth or use of the internet, including laws governing internet neutrality, could decrease the demand for our products and increase our cost of doing business. Current Federal Communications Commission “open internet rules” prohibit internet providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us. These rules also prohibit mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. The European Union similarly requires equal access to internet content. If the Federal Communications Commission, Congress, the European Union or courts modify these open internet rules, mobile providers may be able to limit our users’ ability to access our applications or make our applications a less attractive alternative to our competitors’ applications, which could materially adversely effect our business, results of operations and financial condition.

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

We depend on the ability to accept credit and debit card payments from our subscribers and our ability to maintain the good standing of our merchant account with our credit card providers to process subscription payments. In the event that one of our customers initiates a billing dispute and one of our credit card providers resolves the dispute in the customer’s favor, the transaction is normally “charged back” to us and the purchase price is credited or otherwise refunded to the customer. In addition, under current credit card practices, a merchant is liable for fraudulent credit card transactions when, as is the case with the transactions we process, that merchant does not obtain a cardholder’s signature.

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

From time to time, third parties may claim that our applications infringe or violate their intellectual property rights. For example, on August 2, 2016, Banertek LLC initiated a complaint against us alleging that FirstMet infringed upon one of Banertek LLC’s patents. This claim and any similar claims could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages and prevent us from using licensed technology that may be fundamental to our applications. Even if we were to prevail, any litigation regarding intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. We maintain insurance to protect against intellectual property infringement claims and resulting litigation, but such insurance may not be sufficient to cover all potential claims, liability or expenses. We may also be obligated to indemnify our business partners in any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be prevented from offering our applications unless we enter into royalty, license or other agreements. We may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, we may be precluded from offering our applications and services.

We may make acquisitions in the future, which could require significant management attention, disrupt our business, dilute our stockholders and seriously harm our business.

As part of our business strategy, we have made and intend to make acquisitions to add specialized employees and complementary companies, products and technologies. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Our previous and future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by users, advertisers or investors. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired products, technology and personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, any of which could negatively impact our business and financial condition. Issuing equity to finance any such acquisitions would also dilute our existing stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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

We cannot control the actions of our users in their communications or physical actions. There is a possibility that users or third parties could be physically or emotionally harmed following interaction with another user. We warn our users that we do not screen other users and, given our lack of physical presence, we do not take any action to ensure personal safety on a meeting between users or subscribers arranged following contact initiated via our applications. If an unfortunate incident of this nature occurred in a meeting of two people following contact initiated on our applications or that of one of our competitors, any resulting negative publicity could materially and adversely affect us or the online video chat and dating industries in general. Any such incident involving our applications could damage our reputation and our brand, which could have a material adverse effect on our business, results of operations or financial condition. In addition, the affected users or third parties could initiate legal action against us, which could divert management attention from operations, cause us to incur significant expenses, whether we are successful or not, and damage our reputation.

We may be liable as a result of information retrieved from or transmitted over the Internet.

We may be sued for defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, product liability or under other legal theories relating to information that is published or made available on our websites or applications. These types of claims have been brought, sometimes successfully, against online services in the past. We also offer messaging services on our applications and we send emails directly and through third parties to our users, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or personal information or interruptions or delays in email service. Our insurance does not specifically provide for coverage of these types of claims and, therefore, may be inadequate to protect us against them. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not held liable. If any of these events occurs, our revenue could be materially adversely affected or we could incur significant additional expense, and the market price of our securities may decline.

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

We may be unable to obtain future capital or financing on favorable terms or at all. If we cannot obtain additional capital or financing, we may need to reduce, defer or cancel application development programs, planned initiatives, marketing or advertising expenses or costs and expenses. The failure to obtain necessary additional capital or financing on favorable terms, if at all, could have a material adverse effect on our business, results of operations or financial condition.

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

With respect to the year ended December 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management concluded that our disclosure controls and procedures over financial reporting were not effective as of December 31, 2016 due to the Company’s lack of an independent audit committee.

On February 2, 2017, we formed an audit committee consisting of three independent members of our Board of Directors, as independence is defined by the rules of NASDAQ. As a result, in future periods, we expect that our management’s assessment, tests, evaluation and review of the effectiveness of our internal control over financial reporting and the effectiveness of the design and operations of our disclosure controls and procedures will determine that such processes and procedures are effective.

We may not be effective in protecting our internet domain names.

We currently hold various Internet domain names related to our brands and in the future may acquire new Internet domain names. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our existing trademarks and other proprietary rights or those we may seek to acquire. Any such inability to protect ourselves could cause us to lose a significant portion of our members and paying subscribers to our competitors.

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

Given the rapidly evolving industries in which we operate, our historical results of operations may not be useful in predicting our future results of operations. In addition, metrics available from third parties regarding our industry and the performance of our applications may not be indicative of our future financial performance.

Our common stock is usually thinly traded, you may be unable to sell at or near ask prices or at all and the price of our common stock may be volatile.

The shares of our common stock have usually been thinly-traded on the OTCQB Marketplace (the “OTCQB”), meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on stock price. In addition, we may experience unusual or infrequent trading events that cause the price of our common stock to fluctuate wildly. For example, in February 2017, a number of third party publications reported that the trading price of our common stock increased by over 100% when investors inadvertently purchased our common stock thinking it was the common stock of Snap Inc., a camera company that, among other things, owns the application Snapchat.

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

The ownership of our common stock is significantly concentrated in a small number of investors, some of whom are affiliated with our Board of Directors and management, which could prevent shareholders from having input on the course of our operations or otherwise lead to actual or potential conflicts of interest.

As of March 12, 2017, Jason Katz, our Chairman of the Board of Directors and Chief Operating Officer, beneficially owned approximately 16.8% of our outstanding common stock, including shares of common stock held directly by Mr. Katz’ spouse and shares issued to the former shareholders of AVM that are being held in escrow to secure indemnification obligations in connection with the Merger and that may be voted solely by Mr. Katz while such shares are held in escrow. The J. Crew Delaware Trust A, a trust formed by Mr. Katz, also beneficially owned approximately 31.6% of our outstanding common stock as of March 12, 2017, excluding shares of common stock issued to the J. Crew Delaware Trust A that are being held in escrow to secure indemnification obligations in connection with the Merger and that may be voted solely by Mr. Katz while such shares are held in escrow. In addition, as of March 12, 2017, Clifford Lerner, a member of our Board of Directors, held approximately 12.9% of our outstanding common stock.

These shareholders and others that have significant beneficial ownership of our common shares have substantial influence regarding matters submitted for shareholder approval, including proposals regarding:

●	any merger, consolidation or sale of all or substantially all of our assets;

●	the election of members of our Board of Directors; and

●	any amendment to our Certificate of Incorporation.

The current or increased ownership position of any of these shareholders and/or their respective affiliates could delay, deter or prevent a change of control or adversely affect the price that investors might be willing to pay in the future for our common shares. In addition, the interests of these shareholders and/or their respective affiliates may significantly differ from the interests of our other shareholders and they may vote the common shares they beneficially own in ways with which our other shareholders disagree.

The issuance of shares upon the exercise of derivative securities may cause immediate and substantial dilution to our existing stockholders.

As of December 31, 2016, we had approximately 355,351 shares of common stock that were issuable upon the exercise of vested outstanding stock options. The issuance of shares upon the exercise of these options may result in substantial dilution to the equity interest and voting power of holders of our common stock.

In the future, we may also issue additional shares of common stock or other securities convertible into or exchangeable for shares of common stock. Our Certificate of Incorporation, as amended, currently authorizes us to issue up to 14,285,715 shares of common stock, of which 6,451,151 were outstanding as of March 27, 2017, which excludes 264,286 of unvested restricted shares, and 10,000,000 shares of preferred stock with such designations, preferences and rights as determined by our Board of Directors, of which none were outstanding as of March 27, 2017. The issuance of additional shares of our common stock may substantially dilute the ownership interests of our existing stockholders. Furthermore, sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.

Delaware law and our Certificate of Incorporation, as amended, and Amended and Restated By-Laws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Under our Certification of Incorporation, as amended, our Board of Directors is authorized to issue shares of preferred stock in one or more series and to fix the voting powers, preferences and the qualifications, limitations or restrictions of the preferred stock. Accordingly, we may issue shares of preferred stock with a preference over our common stock with respect to dividends or distributions on liquidation or dissolution, or that may otherwise adversely affect the voting or other rights of the holders of common stock. Issuances of preferred stock, depending upon the rights, preferences and designations of the preferred stock, may have the effect of delaying, deterring or preventing a change of control, even if that change of control might benefit our stockholders.

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

We do not anticipate that we will declare or pay any dividends on our common stock in the foreseeable future. Consequently, stockholders will only realize an economic gain on their investment in our common stock if the price appreciates. Stockholders should not purchase our common stock expecting to receive cash dividends. Because we currently do not pay dividends, and there may be limited trading in our common stock, stockholders may not have any manner to liquidate or receive any payment on their common stock. Therefore, our failure to pay dividends may cause stockholders to not see any return on their common stock even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand our business operations.

We have incurred and will continue to incur substantial costs as a result of being a reporting company.

We have faced and will continue to face substantial legal, accounting, administrative and other costs as a result of being a publicly reporting company. In addition to the requirements of the Sarbanes-Oxley Act, rules implemented by the SEC and the Public Company Accounting Oversight Board require us to maintain certain corporate governance practices. Historically, these rules and regulations have increased our legal and financial compliance costs and made our legal, accounting and administrative activities more time-consuming and costly, and we expect these costs to continue in the future. For example, we recently formed an audit committee of our independent directors and adopted an audit committee charter containing policies regarding internal control over financial reporting and disclosure controls and procedures. We are also incurring higher costs to obtain directors’ and officers’ insurance than in prior periods as a result of the addition of several new independent directors following the Merger. In addition, we may identify and incur additional costs and expenses associated with being a publicly held company.

ITEM 2.	PROPERTIES

Our principal executive office is located at 122 East 42nd Street in New York, NY 10168 and our lease runs until May 30, 2019. We currently do not own any real property.

We also lease office space at 320 W 37th Street, 13th Floor, New York, NY 10018 and 30 Jericho Executive Plaza in Jericho, New York 10168. However, on March 3, 2017, we entered into an agreement to terminate the lease for the office space located at 320 W 37th Street. Under the terms of the agreement, we must vacate the offices by May 31, 2017 and we agreed to forfeit our security deposit of $200,659. As part of our consolidation efforts, we plan to relocate the majority of our office space to our 122 East 42nd Street location.

The 30 Jericho Executive Plaza office space lease expires on November 30, 2021.

ITEM 3.	LEGAL PROCEEDINGS

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

On October 25, 2016, we filed a complaint against Snap Inc. in the United States District Court for the Southern District of New York (Case No. 1:16-cv-08313). The complaint alleged that Snap Inc. infringed upon our trade name and trademarks by changing its name from “Snapchat Inc.” to “Snap Inc.” On December 12, 2016, we dismissed our complaint against Snap Inc. with prejudice on confidential terms mutually acceptable to the parties.

On December 16, 2016, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit in Delaware against Riot Games, Inc. and Valve Corporation for infringement of U.S. Patent Nos. 5,822,523 and 6,226,686 with respect to their online games League of Legends and Defense of the Ancients 2. These two patents were previously asserted against, and then licensed to, Microsoft, Sony, and Activision.

To our knowledge, other than as described above, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “STVI.” The following table sets forth the range of the quarterly high and low bid price information for the fiscal quarters indicated below as reported by the OTCQB. Reported prices for periods prior to October 7, 2016 reflect the prices of pre-Merger Snap’s common stock. Prior to the Merger, AVM’s common stock was not listed for trading on a national securities exchange or quoted on an over-the-counter market.

	High Bid* ($)	Low Bid* ($)
2016
Fourth Quarter	$7.00	$3.50
Third Quarter	7.00	0.35
Second Quarter	7.00	1.05
First Quarter	$5.25	$0.70

2015
Fourth Quarter	$5.95	$2.10
Third Quarter	7.35	3.50
Second Quarter	8.75	5.25
First Quarter	$8.75	$5.60

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

Holders

As of March 12, 2017, there were approximately 72 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2016 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2016.

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

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward- looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Merger

On October 7, 2016, we completed a merger with A.V.M. Software, Inc. (d/b/a Paltalk) (“AVM”), pursuant to which SAVM Acquisition Corporation, our wholly owned subsidiary, merged with and into AVM, with AVM surviving as a wholly owned subsidiary of the Company (the “Merger”). As a result of the Merger, the former shareholders of AVM received shares of our common stock and replacement options representing approximately 77.9% of the outstanding shares of common stock of the post-Merger combined company, and the Company’s former shareholders retained approximately 22.1% of the outstanding shares of common stock of the post-Merger combined company, in each case including unvested shares of restricted stock in the total number of shares of common stock outstanding.

The Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with AVM being treated as the accounting acquirer of Snap. As such, beginning with this Annual Report on Form 10-K, the historical financial statements of AVM are treated as the historical financial statements of the combined company. Accordingly, the financial results for the fiscal year ended December 31, 2016 presented in this Form 10-K reflect the operations of AVM for the period of January 1, 2016 through October 7, 2016, and the operations of the post-combination company for the period of October 8, 2016 through December 31, 2016. These results for the fiscal year ended December 31, 2016 are compared to the financial results for pre-Merger AVM for the fiscal year ended December 31, 2015.

Except as otherwise specifically provided, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the business and operations of AVM and its consolidated subsidiaries for the periods prior to the closing of the Merger and on a consolidated basis with Snap and its subsidiary for periods after the closing of the Merger. Unless the context otherwise indicates, references to “Snap,” “we,” “our,” “us” and the “Company” refer to the post-Merger combined company and its subsidiaries on a consolidated basis.

Presentation for Reverse Stock Split

On January 5, 2017, we effected a 1-for-35 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each issued and outstanding share of our common stock, and the per share exercise price of and number of shares of our common stock underlying our outstanding stock options, was automatically proportionally adjusted based on the 1-for-35 Reverse Stock Split ratio. Except as otherwise provided herein, all share and per-share amounts of our common stock and stock options have been adjusted to give effect to the Reverse Stock Split for all periods presented. The Reverse Stock Split did not alter the par value of our common stock, which remains at $0.001 per share, modify any voting rights or other terms of our common stock, or impact the amount of preferred stock we are authorized to issue.

Overview

We are a leading provider of live video social networking and interactive dating applications. Our product portfolio includes Paltalk and Camfrog, which together host one of the world's largest collections of video-based communities, and FirstMet, a prominent interactive dating brand serving users 35 and older. Our other products include Tinychat, Firetalk, 50More, Ribbit Live, The Grade, and Vumber. Our leading network of products creates a unique social media enterprise where users can meet, see, chat, broadcast and message in real time with others in our network. Our properties are generally available through Windows®, MacTM OS, iOSTM and AndroidTM platforms.

We believe that live video is in the early stages of adoption for applications related to meeting, chatting, dating, broadcasting and other interactive purposes and over time presents an attractive growth opportunity as it becomes pervasively integrated across the social networking and interactive communications industries. The proprietary technology underlying our products allows us to operate thousands of simultaneous streams, including on mobile platforms, that support interactions on a one-on-one, one-to-many and many-to-many basis. We believe our technology represents a significant competitive advantage. Furthermore, most of our technology is supported by a portfolio of 25 issued patents.

We also have a worldwide established presence and brand identity in both live video chat and interactive dating, with users in over 180 countries as of March 12, 2017. We believe that we are well-positioned to take advantage of key business opportunities in our industry by leveraging our technology, user base and suite of complementary applications to incorporate live and recorded video into the dating experience, as well as to bring dating opportunities to our video chat community.

Operational Highlights and Objectives

During the year ended December 31, 2016, we executed key components of our objectives:

●	completed the merger with AVM, enabling the repayment of all of Snap’s outstanding indebtedness;

●	reconstituted our Board of Directors to consist of: Jason Katz, our Chairman and the founder of AVM, Cliff Lerner, the co-founder of pre-Merger Snap, Alexander Harrington, our Chief Executive Officer and the Chief Executive Officer of pre-Merger Snap, and four new independent directors;

●	hired Judy Krandel as our Chief Financial Officer;

●	created a comprehensive merger integration plan focused on leveraging scale, reducing duplicative costs and cross selling video and dating features to our users;

●	developed a three-year strategic growth plan for our business;

●	commenced development of 50more, our dating product targeting users older than 50 years; and

●	commenced an enforcement action related to two of our patents against Riot Games, Inc. and Valve Corporation with respect to their online games League of Legends and Defense of the Ancients 2.

In addition, in the portion of 2017 that has already transpired, we accomplished the following objectives:

●	completed the Reverse Stock Split at a 1-for-35 ratio;

●	introduced a beta launch of 50more, our dating product targeting users over 50 years old;

●	launched a dating tab on Paltalk to cross sell FirstMet to video chat users;

●	continued Merger integration efforts, including organizational restructuring, real estate and vendor consolidation, and standardizing our technology platform and reporting systems;

●	began work on a new live video chat consumer application; and

●	formed both an audit and compensation committee consisting of 3 and 2 independent directors, respectively.

For the near term, our business objectives include:

●	continuing to realize revenue and cost reducing benefits of the Merger integration;

●	building awareness and usage of 50more;

●	completing the development and launch of our new live video chat consumer application;

●	exploring merger and acquisition opportunities; and

●	continuing to defend our intellectual property.

Sources of Revenue

Subscription

Our video chat platforms generate revenue primarily through subscription fees. Our tiers of subscriptions provide users with unlimited video windows and levels of status within the community. Multiple subscription tiers are offered in different durations depending on the product from one-, six-, twelve-, and fifteen-month terms, which continue to vary as we continue to test and optimize length and pricing. Longer-term plans (those with durations longer than one month) are generally available at discounted monthly rates. Levels of membership benefits are offered in tiers, with the least membership benefits in the lowest paid tier and the most membership benefits in the highest paid tier. Our membership tiers are “Plus,” “Extreme,” “VIP” and “Prime” for Paltalk and “Pro,” “Extreme” and “Gold” for Camfrog. We also hold occasional promotions that offer discounted subscriptions and virtual gifts.

FirstMet generates revenue primarily through subscription fees. Multiple subscription tiers are offered in different durations from one-, three- and six-month terms, which continue to vary as we continue to test and optimize length and pricing. Longer-term plans (those with durations longer than one month) are generally available at discounted monthly rates. Pursuant to the terms of service of our dating platforms, subscriptions automatically renew for periods of the same length and at the same price as the original subscription term until terminated by the subscriber. We also hold occasional promotions that offer initial discounted subscriptions that renew at the regular price.

The Company recognizes revenue from monthly premium subscription services beginning in the month in which the subscriptions are originated. Revenues from multi-month subscriptions are recognized on a straight-line basis over the length of the subscription period. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying consolidated Balance Sheets.

Advertising

We also generate a portion of our revenue on both our video and dating platforms through advertisements. Advertising revenue is dependent upon traffic as well as the advertising inventory we place on our products. We recognize advertising revenue as earned on a click-through, impression, registration or subscription basis. When a user clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), registers for an external website via an advertisement by clicking on or through our application (CPA basis), or clicks on an offer to subscribe to premium features on the application, the contract amount is recognized as revenue.

Virtual Gifts/Micro-transactions

In our video chat platforms we offer virtual gifts to our users. Users may purchase credits that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are generally redeemed within the month of purchase. Virtual gift revenue is recognized at the point of sale and included in subscription revenue.

We also offer micro-transactions to our dating users. Micro-transactions allow users to increase the visibility of their profile and messages by paying for such services. In addition, micro-transactions include activation fees for new subscriptions. While micro-transactions are not currently a significant driver of revenue, we believe that micro-transactions increase user engagement with our applications and the likelihood that users will become paid subscribers. Micro-transaction revenue is recognized at the point of sale and included in subscription revenue.

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

Product development expense. Product development expense, which relates to the development of technology of our applications, consists primarily of compensation (including stock-based compensation) and other employee-related costs that are not capitalized for personnel engaged in the design, testing and enhancement of service offerings as well as amortization of capitalized website development costs.

General and administrative. General and administrative expense consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and facilities costs and fees for other professional services. General and administrative also includes depreciation of fixed assets and amortization of intangible assets.

Key Metrics

Our management relies on certain non-GAAP and/or unaudited performance indicators to manage and evaluate our business. The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our advertising and marketing efforts and assess operational efficiencies. We also discuss net cash used in operating activities under the ‟Results of Operations” and ‟Liquidity and Capital Resources” sections below. Bookings and Adjusted EBITDA are discussed below.

	December 31,
	2016	2015
Bookings	$18,168,008	$18,293,649
Net cash (used in) provided by operating activities	$(406,651)	$95,962
Net loss	$(1,452,776)	$(265,926)
Adjusted EBITDA	$11,805	$671,416
Adjusted EBITDA as percentage of total revenues	0.1%	3.3%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net income (loss) adjusted to exclude interest expense, net, income tax (benefit), depreciation and amortization expense, other income, net and stock-based compensation expense.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2016	2015
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(1,452,776)	$(265,926)
Interest expense, net	60,030	-
Other income, net	(351,102)	(33,145)
Income tax expense (benefit)	-	(171,584)
Depreciation and amortization expense	1,402,533	935,500
Stock compensation expense	353,120	206,571
Adjusted EBITDA	$11,805	$671,416

Results of Operations

The following table sets forth Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues:

	Years Ended December 31,
	2016	2015
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	23.9%	25.4%
Sales and marketing expense	24.3%	20.3%
Product development expense	41.0%	42.7%
General and administrative expense	19.1%	13.9%
Total costs and expenses	108.3%	102.3%
Loss from operations	(8.3)%	(2.3)%
Interest expense, net	(0.3)%	-
Other income, net	1.7%	0.2%
Total other income, net	1.4%	0.2%
Loss before income taxes	(6.9)%	(2.2)%
Provision (benefit) for income taxes	(0.0)%	0.9%
Net loss	(6.9)%	(1.3)%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Total revenues increased to $20,988,429 for the year ended December 31, 2016 from $20,122,143 for the year ended December 31, 2015. The increase is primarily driven by the inclusion of FirstMet revenue as a result of the Merger, offset by a decline in Paltalk subscription revenue and advertising revenue.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the year ended December 31, 2016 and the year ended December 31, 2015, the increase/decrease between those periods, the percentage increase/decrease between those periods, and the percentage of total revenue that each represented for those periods:

	Years Ended December 31,		$ Increase	% Increase	% of Revenue Years Ended December 31,
	2016	2015	(Decrease)	(Decrease)	2016	2015
Subscription revenue	$18,647,855	$17,529,115	$1,118,740	6.4%	88.8%	87.1%
Advertising revenue	2,340,574	2,593,028	(252,454)	(9.7)%	11.2%	12.9%
Total revenues	$20,988,429	$20,122,143	$866,286	4.3%	100.0%	100.0%

Subscription

Our subscription revenue for the year ended December 31, 2016 increased by $1,118,740, or 6.4%, as compared to the year ended December 31, 2015. This increase in subscription revenue for the year ended December 31, 2016 was primarily due to the inclusion of FirstMet subscription revenue of approximately $2,244,000 following the completion of the Merger offset by a decline in Paltalk subscription revenue of approximately $1,125,000. We believe that the decrease in Paltalk subscription revenue was driven, in part, by product outages and inconsistency in service in our primary data center. We made the strategic decision to outsource our data center and physical servers to cloud web hosting services. This move was completed in January 2017 and our service disruptions have decreased as a result. To a smaller degree, we also believe revenue was affected by increased industry competition. As mobile video adoption increases, users have more choices and ways to experience live video chat online.

Advertising

Our advertising revenue for the year ended December 31, 2016 decreased by $252,454, or 9.7%, as compared to the years ended December 31, 2015. The decrease in advertising revenue primarily resulted from the loss of one advertising partner and the elimination of a third party toolbar distribution offset by an increase from advertising revenue from FirstMet as a result of the Merger.

Costs and Expenses

Total costs and expenses for the year ended December 31, 2016 reflect an increase in costs and expenses of $2,139,479, or 10.4%, as compared to the year ended December 31, 2015. The following table presents our costs and expenses for the year ended December 31, 2016 and 2015, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Years Ended December 31,		$ Increase	% Increase	% of Revenue Years Ended December 31,
	2016	2015	(Decrease)	(Decrease)	2016	2015
Cost of revenue	$5,015,565	$5,117,277	$(101,712)	(2.0)%	23.9%	25.4%
Sales and marketing	5,099,956	4,088,113	1,011,843	24.8%	24.3%	20.3%
Product development	8,600,688	8,597,175	3,513	0.0%	41.0%	42.7%
General and administrative	4,016,068	2,790,233	1,225,835	43.9%	19.1%	13.9%
Total costs and expenses	$22,732,277	$20,592,798	$2,139,479	10.4%	108.3%	102.3%

Cost of revenue

Our cost of revenue for the year ended December 31, 2016 decreased by $101,712, or 2.0%, as compared to the year ended December 31, 2015. The decrease in cost of revenue for the year ended December 31, 2016 was primarily driven by a move from physical servers to cloud web hosting services. The server move also drove reduced headcount in the information technology support areas.

Sales and marketing expense

Our sales and marketing expense for the year ended December 31, 2016 increased by $1,011,843, or 24.8%, as compared to the year ended December 31, 2015. The increase in sales and marketing expense for the year ended December 31, 2016 was primarily due to the inclusion of FirstMet sales and marketing expense following the completion of the Merger. In addition, we commenced a new relationship with a marketing vendor based on a revenue share agreement for some of the products, which had no marketing expense for the year ended December 31, 2015.

Product development expense

Our product development expense for the year ended December 31, 2016 increased by $3,513, or 0.0% as compared to the year ended December 31, 2015. The slight increase in product development expense for the year ended December 31, 2016 was primarily due to the increase in headcount to support FirstMet following the Merger offset by a decrease in headcount related expenses as compared to December 31, 2015.

General and administrative expense

Our general and administrative expense for the year ended December 31, 2016 increased by $1,225,835, or 43.9%, as compared to the year ended December 31, 2015. The increase in general and administrative expense for the year ended December 31, 2016 was primarily driven by a $1,105,000 increase in legal and accounting fees related to the Merger as well as increased headcount to support the combined company going forward.

Non-Operating Income

The following table presents the components of non-operating income for the year ended December 31, 2016 and the year ended December 31, 2015, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Years Ended December 31,		$ Increase	% Increase	% of Revenue Years Ended December 31,
	2016	2015	(Decrease)	(Decrease)	2016	2015
Interest expense, net	$(60,030)	$-	$(60,030)	100%	(0.3)%	-
Other income, net	351,102	33,145	317,957	959.3%	1.7%	0.2%
Total non-operating income	$291,072	$33,145	$257,927	778.2%	1.4%	0.2%

Non-operating income for the year ended December 31, 2016 was $291,072, a net increase of $257,927, or 778.2%, as compared to $33,145 for the year ended December 31, 2015. Non-operating income represents proceeds from dismissal of legal matters and software implementation income offset by a contingent liability write-off and contractual interest incurred.

Liquidity and Capital Resources

	Years Ended December 31,
	2016	2015
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$(406,651)	$95,962
Net cash provided by (used in) investing activities	(2,084,576)	(488,154)
Net cash provided by (used in) financing activities	(22,734)	(490,000)
Net change in cash and cash equivalents	$(2,513,961)	$(882,192)

We have historically financed our operations through cash generated from operations.

Currently, our primary source of liquidity is cash on hand and cash flows from continuing operations. As of December 31, 2016, we had $4,162,596 in cash and cash equivalents, as compared to cash and cash equivalents of $6,676,557 as of December 31, 2015, and no long-term debt. Cash and cash equivalents were reduced primarily from the repayment of a senior secured convertible note in the aggregate principal amount of $3,000,000 term note in connection with the Merger and approximately $1,100,000 of Merger related costs.

We are focused on reducing costs and increasing profitability following the Merger and we believe that our cash balance and our expected cash flow from operations will be sufficient to meet all of our financial obligations for the twelve months from the filing date of this Form 10-K. It is possible that we would need additional capital in the future to fund our operations, particularly growth initiatives, which we expect we would raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. Our future capital requirements will depend on many factors including our growth rate, headcount, sales and marketing activities, research and development efforts, and the introduction of new features, products, acquisitions and continued user engagement.

Our primary use of working capital is related to user acquisition costs, including sales and marketing expense and product development expense. Our sales and marketing expenditures are primarily spent on channels where we can estimate the return on investment without long-term commitments. Accordingly, we can adjust our advertising and marketing expenditures quickly based on the expected return on investment, which provides flexibility and enables us to manage our advertising and marketing expense. In addition, we allocate significant resources to product development in order to maintain and create new features and products which will enable a better user experience and increase interactions.

We are continuously evaluating and implementing cost reduction initiatives to manage the expense of our operations. Our cost reduction initiatives implemented during 2016 have included the decision to outsource our data center and physical servers to cloud web hosting services, headcount reorganization, and vendor consolidation and subsequent contract renegotiations. During 2017, we plan to continue to reduce costs by the consolidation of vendors (such as office space, payment processing, licensing agreements, etc.), consolidation of advertising affiliate partners, consolidation of internal departments (such as customer service) and incremental offshore product development resources.

Operating Activities

Net cash used in operating activities was $406,651 for the year ended December 31, 2016, as compared to net cash provided by operating activities of $95,962 for the year ended December 31, 2015. This increase in net cash used in operating activities of $502,613 was mainly a result of additional costs related to the Merger. Other items impacting our cash flow were significant cash outlays relating to advertising and marketing expenses which were offset in part by collections in subscription revenue received during the period.

Significant items impacting cash flow in the year ended December 31, 2015 included significant cash outlays relating to advertising and marketing expense and increased headcount related expenses in the product development areas. These uses of cash were offset in part by collections in subscription and advertising revenue received during the period.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2016 and 2015 was $2,084,576 and $488,154, respectively. The increase of cash used in investing activities for the year ended December 31, 2016 was primarily the result of a net cash payment in connection with the closing of the Merger. Cash used in investing activities also included purchases of property and equipment totaling $345,070 and $488,154 during the year ended December 31, 2016 and 2015, respectively. These purchases consisted primarily of computers and office furniture. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2016 and 2015 was $22,734 and $490,000, respectively. The cash used in financing activities for the year ended December 31, 2016 was related to the repayment of capital leases. The cash used in financing activities for the year ended December 31, 2015 was primarily related to our full repayment of an outstanding line of credit.

Contractual Obligations and Commitments

On October 18, 2010, we entered into a lease agreement for office space at 101 West 6th Street in Austin, Texas which commenced on October 22, 2010 and was extended to October 31, 2017. Our monthly office rent payments under the lease are approximately $3,000 per month.

On January 18, 2016, we entered into a lease agreement for office space located at 122 East 42nd Street in New York, NY and paid a security deposit in the amount of $37,000. The term of the lease runs until May 30, 2019. Our monthly office rent payments under the lease are currently approximately $12,300 per month and escalate on an annual basis for each year of the term of the lease thereafter.

On June 7, 2016, we entered into a lease agreement with Jericho Executive Center LLC for office space at 30 Jericho Executive Plaza in Jericho, New York which commenced on September 1, 2016 and runs through November 30, 2021. Our monthly office rent payments under the lease are currently approximately $5,900 per month.

As result of the Merger, we acquired a lease for office space located at 320 W 37th Street, 13th Floor, New York, NY 10018 and paid a security deposit in the amount of $200,659. Our monthly office rent payments under the lease are currently approximately $26,000 per month. On March 3, 2017, we entered into an agreement to terminate the lease for this office space. Under the terms of the agreement, we must vacate the offices by May 31, 2017 and we agreed to forfeit our security deposit of $200,659.

As result of the Merger, we acquired five three-year capital lease agreements with Hewlett Packard Financial Services Company (“HP”). Our monthly payments under these capital leases are approximately $7,600. We recognize these leases on our Consolidated Balance Sheet under accrued expenses and other current liabilities.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Stockholders

of Snap Interactive, Inc.

We have audited the accompanying consolidated balance sheets of Snap Interactive, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, New York

March 28, 2017

SNAP INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

Current assets:
Cash and cash equivalents	$4,162,596	$6,676,557
Credit card holdback receivable	172,169	150,000
Accounts receivable	958,695	832,621
Prepaid expense and other current assets	1,047,483	1,017,879
Total current assets	6,340,943	8,677,057
Property and equipment, net	793,305	917,720
Goodwill	14,304,667	4,344,650
Intangible assets, net	5,605,193	2,487,698
Deferred tax asset	-	754,535
Other receivables	82,435	-
Long term security deposits	397,608	82,083
Total assets	$27,524,151	$17,263,743

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,665,831	667,782
Accrued expenses and other current liabilities	472,406	897,091
Deferred subscription revenue	2,828,827	2,262,818
Total current liabilities	4,967,064	3,827,691
Deferred rent, net of current portion	261,286	-
Deferred tax liability	1,452,339	-
Contingent liability	-	134,000
Total liabilities	6,680,689	3,961,691
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, 14,285,715 shares authorized, 6,714,915 and 5,228,617 shares issued and outstanding, respectively	6,715	5,229
Additional paid-in capital	15,865,568	6,872,868
Retained earnings	4,971,179	6,423,955
Total stockholders' equity	20,843,462	13,302,052
Total liabilities and stockholders' equity	$27,524,151	$17,263,743

The accompanying notes are an integral part of these consolidated financial statements.

SNAP INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015
Revenues
Subscription revenue	$18,647,855	$17,529,115
Advertising revenue	2,340,574	2,593,028
Total revenue	20,988,429	20,122,143
Costs and expenses
Costs of revenue	5,015,565	5,117,277
Sales and marketing	5,099,956	4,088,113
Product development	8,600,688	8,597,175
General and administrative	4,016,068	2,790,233
Total costs and expenses	22,732,277	20,592,798
Loss from operations	(1,743,848)	(470,655)
Interest expense, net	(60,030)	-
Other income, net	351,102	33,145
Loss before provision for income taxes	(1,452,776)	(437,510)
Income tax benefit (expense)	-	171,584
Net loss	$(1,452,776)	$(265,926)

Loss per share of common stock:
Basic and diluted	$(0.26)	$(0.05)
Weighted average number of common shares outstanding:
Basic and diluted	5,577,856	5,228,617

The accompanying notes are an integral part of these consolidated financial statements.

SNAP INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common	Stock	Paid-	Retained	Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance on January 1, 2015	5,228,617	$5,229	$6,666,297	$6,689,881	$13,361,407
Stock-based compensation expense for stock options	-	-	206,571	-	206,571
Net loss	-	-	-	(265,926)	(265,926)
Balance on December 31, 2015	5,228,617	$5,229	$6,872,868	$6,423,955	$13,302,052
Issuance of shares and options in connection with the Merger	1,486,298	1,486	8,639,580	-	8,641,066
Stock-based compensation expense	-	-	353,120	-	353,120
Net loss	-	-	-	(1,452,776)	(1, 452,776)
Balance on December 31, 2016	6,714,915	$6,715	$15,865,568	$4,971,179	$20,843,462

The accompanying notes are an integral part of these consolidated financial statements.

SNAP INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,452,776)	$(265,926)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	568,028	383,167
Amortization of intangible assets	834,505	552,333
Stock-based compensation expense	353,120	206,571
Change in fair value of contingent liability	(134,000)	-
Changes in operating assets and liabilities:
Credit card holdback receivable	138,971	22,809
Accounts receivable	66,433	(268,094)
Security deposits	(36,115)	-
Prepaid expenses and other current assets	221,644	(193,706)
Accounts payable, accrued expenses and other current liabilities	(1,257,735)	111,714
Deferred tax asset	754,535	(171,584)
Deferred rent liability	145,046	-
Deferred tax liability	(128,460)	-
Deferred subscription revenue	(479,847)	(281,322)
Net cash (used in) provided by operating activities	(406,651)	95,962
Cash flows from investing activities:
Property and equipment purchases	(345,070)	(488,154)
Cash acquired the Merger, net of payment of note payable	(1,739,506)	-
Net cash used in investing activities	(2,084,576)	(488,154)
Cash flows from financing activities:
Payments of capital leases	(22,734)	-
Repayment of note payable	-	(490,000)
Net cash used in financing activities	(22,734)	(490,000)
Net decrease in cash and cash equivalents	(2,513,961)	(882,192)
Cash and cash equivalents at beginning of year	6,676,557	7,558,749
Cash and cash equivalents at end of year	$4,162,596	$6,676,557

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities
Cash paid in interest	$-	$293
Cash paid in taxes	$-	$203,988

Cash investing and financing activities
Acquisition:
Cash and cash equivalents	$1,460,494	$-
Term note payable (intercompany)	(200,000)	-
Note payable, net of discount (intercompany)	(3,000,000)	-
Cash acquired in Merger, net of payment of note payable	$(1,739,506)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SNAP INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

On October 7, 2016, Snap Interactive, Inc. and its wholly owned subsidiary, Snap Mobile Limited (collectively, “SNAP”) completed a business combination with privately-held A.V.M. Software, Inc. and its wholly owned subsidiaries, Paltalk Software Inc., Paltalk Holdings, Inc., Tiny Acquisition Inc., Camshare, Inc. and Fire Talk LLC (collectively, “AVM”) in accordance with the terms of an Agreement and Plan of Merger (the “Merger Agreement”), by and among SNAP, SAVM Acquisition Corporation, SNAP’s former wholly owned subsidiary, AVM and Jason Katz, pursuant to which AVM merged with and into SAVM Acquisition Corporation, with AVM surviving as a wholly owned subsidiary of SNAP (the “Merger”).

A.V.M Software, Inc. and Tiny Acquisition Inc. were formed under the laws of the State of New York, and Snap Interactive, Inc. Paltalk Software Inc., Paltalk Holdings, Inc., Camshare, Inc. and Fire Talk LLC were formed under the laws of the State of Delaware. Snap Mobile Limited is a United Kingdom corporation.

Under U.S. generally accepted accounting principles ("GAAP"), the Merger is treated as a “reverse merger” under the acquisition method of accounting. For accounting purposes, AVM is considered to have acquired SNAP. Consequently, the historical financial statements reflect the operations and financial condition of AVM and operating results of SNAP are reported beginning on the closing date of the Merger (collectively, the “Company”).

The Company is an Internet software company. Under its registered trademarks, the Company develops and operates computer software that enables spontaneous global real time audio/video conversation via the internet and operates a portfolio of dating applications.

On January 5, 2017, the Company completed a 1-for-35 reverse stock split. See Note 14 for further details.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and were prepared in conformity with GAAP. All intercompany balances and transactions have been eliminated upon consolidation.

Significant Estimates and Assumptions

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates relied upon in preparing these financial statements include the estimates used to determine the fair value of the Company’s common stock up until the time of the Merger, and stock options issued in share based payment arrangements, collectability of the Company’s accounts receivable and the valuation allowance on deferred tax assets. Management evaluates these estimates on an ongoing basis. Changes in estimates are recorded in the period in which they become known. The Company bases estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from the estimates.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Accounting Standards Codification (“ASC”) No. 605, Revenue Recognition. In all cases, revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

The Company has revenue streams consisting of subscriptions and advertisements. The Company recognizes revenue from monthly premium subscription services beginning in the month in which the subscriptions are originated. Revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the years ended December 31, 2016 and 2015, subscriptions were offered in durations of one-, three-, six-, twelve-, and fifteen- month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription term. Revenues from multi-month subscriptions are recognized on a straight-line basis over the length of the subscription period. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying consolidated balance sheets.

The Company generates advertising revenue from advertising agreements with third parties. Advertising revenue is dependent upon traffic as well as the advertising inventory the Company places on our products. The Company recognizes advertising revenue as earned on a click-through, impression, registration or subscription basis. When a user clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), registers for an external website via an advertisement by clicking on or through our application (CPA basis), or clicks on an offer to subscribe to premium features on the application, the contract amount is recognized as revenue.

In addition, the Company offers virtual gifts and micro-transactions to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer, a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within the month of purchase. Micro-transactions allow users to increase the visibility of their profile and messages by paying for such services. Virtual gift and micro-transaction revenue are recognized at the point of sale and included in subscription revenue in the accompanying consolidated statements of operations.

The Company’s payment processors have established reserve accounts to secure the performance of the Company’s obligations under its service agreements, which is standard practice within the payment processing industry. These reserve accounts withhold a small percentage of the Company’s sales in a segregated account. These funds are classified as credit card holdback receivables and totaled $172,169 and $150,000 as of December 31, 2016 and December 31, 2015, respectively.

Cost of revenue

Cost of revenue consists primarily of compensation (including stock-based compensation) and other employee-related costs of personnel engaged in data center and customer care functions, credit card processing fees, hosting fees, and data center rent and bandwidth costs.

Sales and marketing

Sales and marketing expense is expensed as incurred and consists primarily of advertising expenditures and compensation (including stock-based compensation) and other employee related costs for personnel engaged in sales, and sales support functions. Sales and marketing spend includes search engine marketing and partner-related payments to those who direct traffic to our brands. Total advertising expense for the year ended December 31, 2016 was $4,591,947, and $3,405,192 for the year ended December 31, 2015.

Product development

Product development expense, which relates to the development of technology of our applications, consists primarily of compensation (including stock-based compensation) and other employee-related costs that are not capitalized for personnel engaged in the design, testing and enhancement of service offerings as well as amortization of capitalized website development costs.

General and administrative

General and administrative expense consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources, and fees for professional services. General and administrative also includes depreciation of fixed assets and amortization of intangible assets.

Reportable Segment

The Company operates in one reportable segment, and management assesses the Company’s financial performance and makes operating decisions based on a single operating segment.

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

Each reporting period, the Company assesses whether its deferred tax assets are more-likely-than-not realizable in determining whether it is necessary to record a valuation allowance. This includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of the Company's deferred tax assets.

The Company recognizes the impact of an uncertain tax position in its financial statements if, in management's judgment, the position is more-likely-than-not sustainable upon audit based on the position's technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for uncertain tax positions is necessary. Different conclusions reached in this assessment can have a material impact on the consolidated financial statements. Currently, the Company has no uncertain tax positions. The Company records interest and penalties as a component of income tax in the consolidated statements of operations. The Company incurred no interest or penalties for 2016 or 2015.

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

Equity instruments (“instruments”) issued to non-employees are recorded on the basis of the fair value of the instruments, as required by ASC 718. ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”), defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete and (ii) the instruments are vested. The measured fair value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in ASC 505.

The fair value of each option granted under the Company's 2016 Long-Term Incentive Plan (the “Plan”) was estimated using the Black-Scholes option-pricing model (see Note 10 for further details). Using this model, fair value is calculated based on assumptions with respect to the (i) expected volatility of the Company's common stock price, (ii) expected life of the award, which for options is the period of time over which employees and non- employees are expected to hold their options prior to exercise, (iii) expected dividend yield on the Company's common stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. Expected volatility is estimated based on the Company's historical volatilities. The expected life of options has been determined using the "simplified" method as prescribed by Staff Accounting Bulletin (“SAB”) No. 110, an amendment to SAB No. 107, which uses the midpoint between the vesting date and the end of the contractual term. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying dividends in the foreseeable future.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The Company maintains cash in bank accounts which, at times, may exceed federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these banks. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Receivables

Accounts receivables are composed of amounts due from our advertising partners and from credit card processing companies following the initiation of subscription arrangements originated by our subscribers, which subscribers pay by credit cards. These receivables are unsecured and are typically settled by the payment processing company within several days of transaction processing accordingly, no allowance for doubtful accounts is considered. On December 31, 2016, the Company had accounts receivable from advertising partners and payment processing companies in the amount of $958,695, as compared to $832,621 on December 31, 2015.

As of December 31, 2016, three advertising partners accounted for 37% of accounts receivable. As of December 31, 2015, three advertising partners and one payment processing company accounted for 56% of accounts receivable.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of those assets, as follows:

Computers and equipment	5 years
Website development	3 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term

Repairs and maintenance costs are expensed as incurred.

The Company's property and equipment assets include computers and office equipment, furniture and fixtures and leasehold improvements, which are subject to depreciation or amortization over the useful life of the asset. Property and equipment also includes website development cost which is incurred during the development stage. See website development costs policy details.

Property and equipment is evaluated for recoverability whenever events or changes in circumstances indicate that the carrying amounts of the assets might not be recoverable. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use and eventual disposition of the asset. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. No impairment losses were recorded on property and equipment for the periods presented in these consolidated financial statements.

Website Development Costs

In accordance with ASC 350-50, Website Development Costs, the Company accounts for website development costs by capitalizing qualifying costs which are incurred during the development and infrastructure stage. Expenses incurred in the planning stage are expensed as incurred. Capitalized website development cost is included in property and equipment and are amortized straight-line over the expected period of benefit, which is three years, when the software is ready for its intended use. Amortization expense related to capitalize website development costs is included in product development expense.

Goodwill

The Company evaluates its goodwill for impairment in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

The Company tests the recorded amount of goodwill for impairment on an annual basis on December 31 of each fiscal year or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. The Company has one reporting unit. The Company performed a qualitative assessment and concluded that no impairment existed as of December 31, 2016 and 2015.

The following table summarizes the Company’s goodwill for the period indicated resulting from the Merger:

Goodwill
Balance at December 31, 2015	$4,344,650
Goodwill from the Merger	9,960,017
Balance at December 31, 2016	$14,304,667

Intangible Assets

The Company acquired amortizable intangibles assets as part of two asset purchase agreements consisting of trademarks and non-compete agreements. The Company also holds patents. The Company’s intangible assets, net represents definite lived intangible assets, which are being amortized on a straight-line basis over their estimated useful lives as follows:

Patents	20 years
Trade names, trademarks, product names, URLs	5-10 years
Internally developed software	5-6 years
Non-compete agreements	3 years
Subscriber/customer relationships	3-12 years
Lead pool	2 years

The Company reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. No impairments were recorded on intangible assets as no impairment indicators were noted for the periods presented in these consolidated financial statements.

Business Combinations

The Merger was made at a price above the fair value of the assets acquired and liabilities assumed including deferred tax liability, resulting in goodwill, based on the Company’s expectations of synergies and other benefits of combining the acquired business.

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The Company is responsible for determining the fair values of the assets acquired and liabilities assumed in connection with the Merger. These fair values were based on estimates as of October 7, 2016, the closing date of the acquisition, and were based on a number of factors, including a valuation from an independent third party.

Net assets acquired are recorded at their fair values on the date of acquisition.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, credit card holdback receivable, accounts payable, approximate fair value due to the short-term nature of these instruments.

Adoption of Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued or available to be issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company adopted ASU 2014-15 in the fourth quarter of 2016, and its adoption did not have any significant impact on the Company’s financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance in the fourth quarter of 2016 on a prospective basis, and its adoption did not have any significant impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU 2016-08, Revenue Recognition - Principal versus Agent (reporting revenue gross versus net). Also, in April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers Identifying Performance Obligations and Licensing, and in May 2016 the FASB issued ASU 2016-12 Revenue Recognition – New Scope Improvements and Practical Expedients. This standard is effective for interim and annual periods beginning January 1, 2018, and may be adopted earlier, but not before January 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company is currently evaluating the impact the standards will have on the Company’s financial statements and determining the transition method, including the period of adoption, that it will apply.

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

In March 2016, the FASB issued ASU No. 2016-09, which revises the guidance in ASC 718, Compensation - Stock Compensation, and will change how companies account for certain aspects of share-based payments to employees, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. The Company will adopt this guidance as of and for the three months ended March 31, 2017. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements and related disclosures.

The FASB has issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which includes numerous technical corrections and clarifications to GAAP that are designed to remove inconsistencies in the board’s accounting guidance. Several provisions in this accounting guidance are effective immediately which did not have an impact on the Company’s consolidated financial statements. Additional provisions in this accounting guidance are effective for the Company in annual financial reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of the additional provisions in this accounting guidance may have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, which revises the guidance in ASC 230, Statement of Cash Flows. The new guidance is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, and is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. We are currently assessing the potential impact of this ASU on our consolidated financial position and results of operations.

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for the Company beginning in the first quarter of fiscal year 2021, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its financial statements.

3.	Security Deposits

On November 23, 2009, the Company entered into a lease agreement for office space at One Penn Plaza in New York City which commenced on February 1, 2010 and was extended to December 31, 2016. The Company recorded $65,936 under long-term security deposits on its Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015.

On June 7, 2016, the Company entered into a lease agreement with Jericho Executive Center LLC for office space at 30 Jericho Plaza in Jericho, New York which commenced on September 1, 2016 and expires on November 30, 2021. The Company recorded $13,518 under long-term security deposits in the accompanying Consolidated Balance Sheets as of December 31, 2016.

On October 18, 2010, the Company entered into a lease agreement for office space at 101 West 6th Street in Austin, Texas which commenced on October 22, 2010 and has been extended to October 31, 2017. The Company recorded $1,743 under long-term security deposits in the accompanying Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015.

In November 2015, the Company issued $3,752 as a security deposit as part of the Company’s new data center. The Company recorded the $3,752 under long-term security deposits on its Consolidated Balance Sheet as of December 31, 2016 and December 31, 2015.

In November 2015, the Company issued a $75,000 security deposit which replaced the previous letter of credit as part of the new capital lease obligations for equipment with Hewlett Packard Financial Services Company (“HP”). The Company recorded $75,000 under long-term security deposits on its Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015.

On January 18, 2016, the Company entered into a lease agreement for office space located at 122 East 42nd Street in New York, NY and expires in May 30, 2019. The Company recorded the $37,000 under long-term security deposits on its Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015.

As result of the Merger, the Company acquired a $200,659 as a security deposit that was issued in connection to the lease for office space located at 320 West 37th Street, 13th Floor, New York, NY 10018. The Company recorded the $200,659 under long-term security deposits on its Consolidated Balance Sheets as of December 31, 2016. On March 3, 2017, the Company entered into an agreement to terminate the lease for this office space. Under the terms of the agreement, the Company must vacate the offices by May 31, 2017 and we agreed to forfeit our security deposit of $200,659.

4.	Business Combination

A.V.M. Software, Inc.

On October 7, 2016, the Company completed the Merger with Snap Interactive, Inc, pursuant to which SAVM Acquisition Corporation, Snap Interactive, Inc.’s former wholly owned subsidiary, merged with and into A.V.M. Software, Inc., with A.V.M. Software, Inc. surviving as a wholly owned subsidiary of Snap Interactive, Inc. in order to become a leading platform in connecting a global audience of users around interest categories and dating by leveraging live video and chat as the core method of communication.

As a result of the Merger, the former shareholders of A.V.M. Software, Inc. received shares of Snap Interactive, Inc.’s common stock representing approximately 77.9% of the outstanding shares of common stock of the post-Merger combined company, and Snap Interactive, Inc.’s former shareholders retained approximately 22.1% of the outstanding shares of common stock of the post-Merger combined company, in each case including shares of unvested restricted stock in the total number of shares of Snap Interactive, Inc. common stock outstanding.

Consideration in this transaction consisted of the issuance of 1,486,298 shares of Snap Interactive, Inc. to the former shareholders of A.V.M. Software, Inc., which was based on the Exchange Ratio (as defined in the Merger Agreement). The shares were valued at the market price per share of common stock as of the closing date, which was $5.60. The fair value of the vested SNAP options at the time of Merger was estimated using the Black-Sholes pricing model.

Consideration	Shares	Value
SNAP shares	1,486,298	$8,322,852
SNAP options	130,965	$318,214
		$8,641,066

The estimated fair value of the assets acquired and liabilities assumed is as follows:

Accounts	Amount
Cash and cash equivalents	$1,460,494
Credit card holdback receivable	161,140
Accounts receivable	192,490
Other receivable	190,000
Prepaid expense and other current assets	61,248
Fixed assets, net	98,552
Notes receivable	82,452
Long term security deposits	279,410
Intangibles assets, net	3,952,000
Goodwill	9,960,017
Accounts payable	(1,380,336)
Accrued expenses and other current liabilities	(460,719)
Deferred subscription revenue	(1,045,856)
Term note payable	(200,000)
Note payable, net of discount	(3,000,000)
Deferred rent, net of current portion	(116,240)
Capital lease obligations, net of current portion	(12,786)
Deferred tax liability	(1,580,800)
Total consideration	$8,641,066

As part of the a valuation analysis, the Company identified intangible assets, including subscriber relationships, trade names, trademarks, product names, URLs, internally developed software and lead pool. The fair value of identifiable intangible assets is determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows. Final allocation was determined by a third party valuation specialist hired by management. The following table summarizes the fair value of the identifiable intangible assets and their respective useful lives:

	Estimated Fair Value	Estimated Useful Life in Years
Subscriber relationships	$1,940,000	3
Trade names, trademarks, product names, URLs	1,000,000	5
Internally developed software	730,000	5
Lead pool	282,000	2
Total acquired assets	$3,952,000

The estimated aggregate amortization expense for each of the next five years and thereafter will approximate $1,133,667 in 2017, $1,098,417 in 2018, $831,000 in 2019, $346,000 in 2020 and $259,500 in 2021.

Accounts receivable and other receivables were deemed to be fully collectible as of the date of the Merger and no allowances were deemed necessary.

The excess of purchases price over the fair value amounts assigned to the identifiable assets acquired and liabilities assumed represents goodwill. The Company believes the factors that contributed to goodwill included expected synergies and other benefits of combining the acquired business. The company does not expect any portion of this goodwill to be deductible for tax purposes.

The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2015:

	Year Ended December 31, 2016 (unaudited)	Year Ended December 31, 2015 (unaudited)
Revenue	$28,795,198	$32,143,173
Net loss	$(1,373,896)	$(2,837,335)

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the business combination assets to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from January 1, 2015, with the consequential tax effects.

5.	Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2016	2015
Computer equipment	$3,720,985	$3,618,483
Website development	2,050,980	1,856,572
Furniture and fixtures	89,027	83,927
Leasehold improvements	32,726	60,914
Total property and equipment	5,893,718	5,619,896
Less: Accumulated depreciation	(5,100,413)	(4,702,176)
Total property and equipment, net	$793,305	$917,720

Depreciation expense, which includes amortization of website development costs, for the years ended December 31, 2016 and 2015 was $568,028 and $383,167, respectively.

The Company only holds property and equipment in the United States.

6.	Intangible Assets, Net

Intangible assets, net consist of the following:

	December 31,
	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$50,000	$(18,750)	$31,250	$50,000	$(16,250)	$33,750
Trade names, trademarks, product names, URLs	1,555,000	(329,979)	1,225,021	555,000	(224,479)	330,521
Internally developed software	2,720,000	(1,498,029)	1,221,971	1,990,000	(1,204,861)	785,139
Subscriber/customer relationships	4,219,000	(1,338,799)	2,880,201	2,279,000	(940,712)	1,338,288
Lead pool	282,000	(35,250)	246,750	-	-	-
Total intangible assets	$8,826,000	$(3,220,807)	$5,605,193	$4,874,000	$(2,386,302)	$2,487,698

Subscriber/customer relationships, trade names, trademarks, product names, URLs, Internally developed software and lead pool included an aggregate of $3,952,000 of intangible assets acquired as part of the business combination completed on October 7, 2016 as described in Note 4.

Amortization expense for the years ended December 31, 2016 and 2015 was $834,505 and $552,333, respectively. The estimated aggregate amortization expense for each of the next five years and thereafter will approximate $1,683,497 in 2017, $1,599,719 in 2018, $1,087,333 in 2019, $592,681 in 2020, $444,167 in 2021 and $197,796 thereafter.

7.	Income Taxes

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes.

Deferred income tax was provided on temporary differences at a 45.3% statutory tax rate. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	For the years ended, December 31,
	2016	2015
Deferred tax assets:
Net operating loss	$1,847,247	$77,954
Stock based compensation	2,521,303	676,581
Gross deferred tax assets	4,368,550	754,535

Deferred tax liabilities
Change in fair value of derivative liabilities	60,736	-
Intangible assets	1,452,340	-
Total deferred tax liability	1,513,076	-
Less: valuation allowance	(4,307,813)	-
Net deferred tax liabilities	$1,452,339	$-

	As of December 31,
	2016	2015
Federal
Current	$-	$-
Deferred	2,941,245	(128,710)
State
Current	-	-
Deferred	(243,138)	(42,874)
Change in valuation allowance	(2,698,107)	-
Income tax provision (benefit)	$-	$(171,584)

For the years ended December 31, 2016 and 2015, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	2016	2015

Statutory Federal Income Tax Rate	34.0%	34.0%
State Taxes, Net of Federal Tax Benefit	11.0%	11.3%
NOL Adjustment	(229.9)%	(0.0)%
Other	(0.8)%	(6.1)%
Less: Valuation allowance	185.7%	0.0%
Income Taxes Provision (Benefit)	0.0%	(39.2)%

At December 31, 2016, the Company had net operating loss carry forwards (“NOL”) for income tax purposes of approximately $4.0 million, expiring through 2036. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of NOLs attributable to periods before the change. The Merger resulted in an ownership change limiting the acquired NOL’s.

The Company files U.S. federal income tax returns as well as income tax returns for Texas state, New York state and New York City. The following years remain open for possible examination: 2014, 2015 and 2016.

Due to uncertainties regarding benefits and utilization of the total deferred tax assets, a valuation allowance of $4,307,813 has been recorded as of December 31, 2016. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. The valuation allowance on our total deferred asset increased by $4,307,813 from 2015 to 2016. The increase in the valuation allowance is primarily attributed to current NOL’s and a valuation allowance for the Merger’s acquired NOL’s. A valuation allowance was not considered necessary at December 31, 2015.

Management has performed its evaluation of all other income tax positions taken on all open income tax returns and has determined that there were no positions taken that do not meet the more-likely-than-not standard for determining whether it is necessary to record a reserve. Accordingly, there are no penalties or interest receivable or payable relating to uncertain income tax provisions in the accompanying financial statements. The Company’s tax filings are subject to the U.S. (Federal, New York State, New York City and Texas State) tax authorities’ examination. The Company is not currently under examination by any tax authorities of each jurisdiction.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2016	2015
Compensation, benefits and payroll taxes	$311,845	$159,158
Income tax payable	-	701,371
Other accrued expenses	160,561	36,562
Total accrued expenses and other current liabilities	$472,406	$897,091

9.	Revolving line of credit

UBS Bank USA

The Company has a revolving line of credit with UBS Bank USA, with no expiration, which is limited to the balance held in the Company’s UBS Financial Services, Inc. account in the amount of $900,000 at December 31, 2016. The line of credit bears interest at the thirty-day LIBOR rate. There was no withdrawal or repayment activity for the year ended December 31, 2016.

10.	Stock-Based Compensation

The Snap Interactive, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 181,604 shares of the Company’s common stock may be delivered pursuant to outstanding options awarded under the 2011 Plan, however no additional awards may be granted under such plan. The Snap Interactive, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 428,572 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of December 31, 2016, there were 37,860 shares available for future issuance under the 2016 Plan.

On October 7, 2016, as a result of the Merger, each outstanding AVM stock option was assumed by SNAP and converted into a stock option representing the right to purchase shares of SNAP’s common stock, with the number of shares underlying such stock option and the exercise price thereof being adjusted by the exchange ratio in the Merger, with any fractional shares rounded down to the next lowest number of whole shares. The resulting number of options assumed was 252,966 at the time of the Merger.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the years ended:

	December 31,
	2016	2015
Expected volatility	76.6-139.2%	77.0%-86.6%
Expected life of option	5.5	6.0
Risk free interest rate	1.1%-1.8%	1.7%-2.1%
Expected dividend yield	0.0%	0.0%

The expected life of the options is the period of time over which employees and non-employees are expected to hold their options prior to exercise. The expected life of options has been determined using the "simplified" method as prescribed by Staff Accounting Bulletin 110, which uses the midpoint between the vesting date and the end of the contractual term. The volatility of the Company’s common stock is calculated using the Company’s historical volatilities beginning at the grant date and going back for a period of time equal to the expected life of the award. The Company estimates potential forfeitures of stock awards and adjusts recorded stock-based compensation expense accordingly. The Company estimates pre-vesting forfeitures primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the stock based awards vest.

The following tables summarize stock option activity during the year ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	278,380	$4.89
Granted	168,360	4.65
Exchanged as part of the Merger	177,219	11.43
Expired or canceled, during the period	-	-
Forfeited, during the period	(50,849)	-
Outstanding at December 31, 2016	573,110	$6.94
Exercisable at December 31, 2016	355,351	$8.46

On December 31, 2016, the aggregate intrinsic value of stock options that were outstanding and exercisable was $280,170 and $148,251, respectively. On December 31, 2015, the aggregate intrinsic value of stock options that were outstanding and exercisable was $126,918. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

The aggregate fair value for the options granted during the years ended December 31, 2016 and 2015 was $682,740 and $263,359, respectively.

At December 31, 2016, there was $748,701 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.72 years.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the year ended December 31, 2016:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	211,857	$3.06
Granted	-	-
Exchanged as part of the Merger	264,286	20.29
Forfeited or canceled, during the period	-	-
Vested	(211,857)	3.06
Outstanding at December 31, 2016	264,286	$20.29

At December 31, 2016, there was $2,039,113 of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 2.75 years.

On October 7, 2016, the Company entered into amendments to (i) a restricted stock award agreement, by and between the Company and Clifford Lerner, dated March 3, 2016, related to the award of 142,858 shares of restricted common stock of the Company to Mr. Lerner and (ii) a restricted stock award agreement, by and between the Company and Mr. Lerner, dated December 14, 2011, related to the award of 121,429 shares of restricted common stock of the Company to Mr. Lerner (together, the “Restricted Stock Award Amendments”). The Restricted Stock Award Amendments amended the vesting schedule of Mr. Lerner’s restricted stock awards to provide that (x) Mr. Lerner’s restricted stock shall vest 40% upon the first anniversary of the closing of the Merger and 30% on each of the second and third anniversaries of the closing of the Merger, provided, in each case, that Mr. Lerner is employed by the Company on such dates, and (y) the consummation of the Merger shall not cause the vesting of such restricted stock to accelerate. The Company accounted for this amendment in accordance with modification accounting. The Company recognized $185,374 of stock compensation expense for these share during the year ended December 31, 2016.

Stock-based compensation expense for the Company’s stock options and restricted stock included in the consolidated statements of operations is as follows:

	December 31,
	2016	2015
Product development expense	$117,147	$192,800
General and administrative expense	235,973	13,771
Total stock-based compensation expense	$353,120	$206,571

11.	Net (Loss) Income Per Share

Basic and diluted net (loss) income per common share are computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share includes the determinants of basic net (loss) income per share and, in addition, gives effect to the common stock potentially issuable under vested and unvested stock options, except where the effect of including them is anti-dilutive.

The following table summarizes the net (loss) income per share calculation:

	December 31,
	2016	2015
Net (loss) income - basic and diluted	$(1,452,776)	$(265,926)
Weighted average shares outstanding – basic and diluted	5,577,856	5,228,617
Per share data:
Basic and diluted	$(0.26)	$(0.05)

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted loss per share, since the result would be anti-dilutive. Common stock equivalents not included in the calculations of diluted loss per share because to do so would have been anti-dilutive, include stock options of 573,110 and 278,380 for the years ended December 31, 2016 and 2015, respectively.

12.	Commitments and contingencies

Operating Lease Agreements

On November 23, 2009, the Company entered into a lease agreement for office space at One Penn Plaza in New York City which commenced on February 1, 2010 and has been extended to December 31, 2016. The monthly rent payment for this lease is approximately $20,000. The Company subleased this office space on November 20, 2015 until December 31, 2016 and was not subsequently renewed. The rental income for the sublease is approximately $22,500 per month.

On October 18, 2010, the Company entered into a lease agreement for office space at 101 West 6th Street in Austin, Texas which commenced on October 22, 2010 and has been extended to October 31, 2017. The monthly expense under this lease is approximately $3,000.

On January 18, 2016, the Company entered into a lease agreement for office space located at 122 East 42nd Street in New York, NY and paid a security deposit in the amount of $37,000. The term of the lease runs until May 30, 2019. The Company’s monthly office rent payments under the lease are currently approximately $12,300 per month and escalate on an annual basis for each year of the term of the lease thereafter.

On June 7, 2016, the Company entered into a lease agreement with Jericho Executive Center LLC for office space at 30 Jericho Executive Plaza in Jericho, New York which commenced on September 1, 2016 and runs through November 30, 2021. The Company’s monthly office rent payments under the lease are currently approximately $5,900 per month.

As result of the Merger, the Company entered into a lease for office space located at 320 W 37th Street, 13th Floor, New York, NY 10018. The term of the lease runs until March 4, 2022. The Company’s monthly office rent payments under the lease are currently approximately $26,000 per month. On March 3, 2017, the Company entered into an agreement to terminate the lease for this office space. Under the terms of the agreement, the Company must vacate the offices by May 31, 2017 and the Company agreed to forfeit our security deposit of $200,659.

Total rent, utilities, real estate tax expense and commercial rent tax expense relating to operating lease agreements for the years ended December 31, 2016 and 2015 were $782,828 and $547,036, respectively.

The Company accounts for rent expense using the straight line method of accounting, deferring the difference between actual rent due and the straight line amount.

On December 31, 2016, future minimum payments under non-cancelable operating leases were as follows:

For the year ending December 31,	Amount
2017	$253,796
2018	225,407
2019	228,493
2020	71,070
2021 and thereafter	65,148
Total	$843,913

Capital Lease Agreements

As result of the Merger, the Company acquired five three-year capital lease agreements with HP. The Company monthly payments under these capital leases are approximately $7,600. We recognize these leases on our Consolidated Balance Sheet under accrued expenses and other current liabilities. The future minimum payment for this lease in 2017 is $81,228.

Litigation, Claims and Assessments

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of December 31, 2016.

Change in Control and Severance Agreements

Certain employees have agreements which provide for payouts in the event that they are terminated or voluntarily leave the Company upon a change in control. At December 31, 2016, the amount of compensation due as a result of this event is approximately $450,000, as set forth in the agreements. These agreements also provide for routine severance compensation. As of December 31, 2016, no amounts have been accrued.

13.	Related Party Transactions

None.

14.	Subsequent Events

Reverse Stock Split

The Company completed a 1-for-35 reverse stock split which became effective at the close of regular trading hours on January 5, 2017 and the Company’s common stock began trading on a post-reverse stock split basis at the opening of regular trading hours on January 6, 2017. Except as otherwise provided herein, all share and per-share amounts of the Company’s common stock and stock options have been adjusted to give effect to the reverse stock split for all periods presented.

Cancelation of Office Lease

On March 3, 2017, the Company entered into an agreement to terminate the lease for the office space located at 320 W 37th Street, 13th Floor, New York, NY 10018. Under the terms of the agreement, the Company must vacate the offices by May 31, 2017 and the Company agreed to forfeit our security deposit of $200,659.

Audit Committee

On February 2, 2017, the Company formed an audit committee consisting of three independent members of our Board of Directors, as independence is defined by the rules of NASDAQ.

Compensation Committee

On February 2, 2017, the Company formed a compensation committee consisting of two independent members of our Board of Directors, as independence is defined by the rules of NASDAQ.

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

Based on the evaluation as of December 31, 2016, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).  Our internal control system was designed to, in general, provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016, and based on that evaluation, management concluded that our internal control over financial reporting was not effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation due to material weakness identified below, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of December 31, 2016 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2016, the Company determined that the following item constituted a material weakness:

●	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

On February 2, 2017, we formed an audit committee consisting of three independent members of our Board of Directors, as independence is defined by the rules of NASDAQ. As a result, in future periods, we expect that our management’s assessment, tests, evaluation and review of the effectiveness of our internal control over financial reporting and the effectiveness of the design and operations of our disclosure controls and procedures will determine that such processes and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.]

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

1.	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

3.	Exhibits required to be filed by Item 601 of Regulation S-K

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2017	SNAP INTERACTIVE, INC.

	By:	/s/ Alexander Harrington
Alexander Harrington
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Harrington	Chief Executive Officer and Director	March 28, 2017
Alexander Harrington	(Principal Executive Officer)

/s/ Judy Krandel	Chief Financial Officer	March 28, 2017
Judy Krandel	(Principal Accounting Officer and Principal Financial Officer)

/s/ Jason Katz	President, Chief Operating Officer,	March 28, 2017
Jason Katz	Chairman Of the Board, Director

/s/ Yoram “Rami” Abada	Director	March 28, 2017
Yoram “Rami” Abada

/s/ Lance Laifer	Director	March 28, 2017
Lance Laifer

/s/ Clifford Lerner	Director	March 28, 2017
Clifford Lerner

/s/ Michael Levit	Director	March 28, 2017
Michael Levit

/s/ John Silberstein	Director	March 28, 2017
John Silberstein

EXHIBIT INDEX

2.1#	Agreement and Plan of Merger, dated September 13, 2016, by and among Snap Interactive, Inc., SAVM Acquisition Corporation, A.V.M. Software, Inc. and Jason Katz (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 14, 2016 by the Company with the SEC).

3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed February 11, 2011 by the Company with the SEC).

3.2	Certificate of Amendment to Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed February 11, 2011 by the Company with the SEC).

3.3	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of the Company filed on March 14, 2016 by the Company with the SEC).

3.4	Certificate of Amendment to Certificate of Incorporation, dated May 19, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

3.5*	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2017.

3.6	Amended and Restated By-Laws of Snap Interactive, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-52176) of the Company filed April 25, 2012 by the Company with the SEC).

10.1	Statement of Rights and Responsibilities, by and between Snap Interactive, Inc. and Facebook Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.2	Registered Apple Developer Agreement, by and between Snap Interactive, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.3	iOS Developer Program License Agreement, by and between Snap Interactive, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.4†	Amended and Restated Snap Interactive, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-52176) of the Company filed on November 14, 2011 by the Company with the SEC).

10.5†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.6†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.7†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.9†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-52176) of the Company filed on November 14, 2011 by the Company with the SEC).

10.10†	Snap Interactive, Inc. 2016 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 16, 2016 by the Company with the SEC).

10.11†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.12†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.13†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.14†	Executive Employment Agreement, dated February 28, 2014, by and between Alexander Harrington and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.21 to the Post-Effective Amendment No. 4 to the Registration Statement on Form S-1 of the Company filed on March 25, 2014 by the Company with the SEC).

10.15†	First Amendment to Executive Employment Agreement, effective as of March 19, 2015, by and between Snap Interactive, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 25, 2015 by the Company with the SEC).

10.16†	Second Amendment to Executive Employment Agreement, effective as of October 13, 2015, by and between Snap Interactive, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 14, 2015 by the Company with the SEC).

10.17†	Third Amendment to Executive Employment Agreement, effective as of March 3, 2016, by and between Snap Interactive, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 7, 2016 by the Company with the SEC).

10.18†	Fourth Amendment to Executive Employment Agreement, dated October 7, 2016, by and between Snap Interactive, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.19†	Option Cancellation and Release Agreement, effective as of October 13, 2015, by and between Snap Interactive, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on October 14, 2015 by the Company with the SEC).

10.20†	Nonqualified Stock Option Agreement, dated as of October 13, 2015, by and between Snap Interactive, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on October 14, 2015 by the Company with the SEC).

10.21†	Executive Employment Agreement, dated October 7, 2016, by and between Snap Interactive, Inc. and Jason Katz (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.22†	Executive Employment Agreement, dated November 14, 2016, by and between Snap Interactive, Inc. and Judy Krandel (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on November 16, 2016 by the Company with the SEC).

10.23†	Employment Agreement, dated October 7, 2016, by and between Snap Interactive, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.24†	Restricted Stock Award Agreement, dated as of December 14, 2011, by and between Snap Interactive, Inc. and Clifford Lerner (incorporated by reference to Exhibit 99.1 to the Amendment No. 1 to Schedule 13D of Mr. Lerner filed on December 19, 2011 by Mr. Lerner with the SEC).

10.25†	Restricted Stock Cancellation and Release Agreement, dated as of March 3, 2016, by and between Clifford Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on March 7, 2016 by the Company with the SEC).

10.26†	Restricted Stock Award Agreement, dated as of March 3, 2016, by and between Clifford Lerner and Snap Interactive, Inc. (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed March 14, 2016 by the Company with the SEC).

10.27†	First Amendment to Restricted Stock Award Agreement, dated October 7, 2016, by and between Snap Interactive, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.28†	First Amendment to Restricted Stock Award Agreement, dated October 7, 2016, by and between Snap Interactive, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.29	Exchange Agreement, dated July 13, 2016, by and among Snap Interactive, Inc., Sigma Opportunity Fund II, LLC and Sigma Capital Advisors, LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.30	Subordinated Multiple Advance Term Note, dated July 18, 2016, by and between Snap Interactive, Inc. and A.V.M. Software, Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.31	Security Agreement, dated July 18, 2016, by and between Snap Interactive, Inc. and A.V.M. Software, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.32	Escrow Agreement, dated October 7, 2016, by and among Snap Interactive, Inc., Jason Katz and Corporate Stock Transfer, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.33	Registration Rights Agreement, dated October 7, 2016, by and between Snap Interactive, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.34†	Form of Indemnification Agreement executed by Jason Katz, Alexander Harrington, Yoram “Rami” Abada, Lance Laifer, Clifford Lerner, Michael Levit and John Silberstein. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 15, 2017 by the Company with the SEC).

40

10.35

Agreement of Lease, dated February 4, 2015 by and between Snap Interactive, Inc. and 320 W 37 LLC (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of the Company filed on March 5, 2015 by the Company with the SEC).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

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

