Form 10-Q
period 2017-03-31
Snap Interactive, Inc
filed 2017-05-11
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 000-52176

SNAP INTERACTIVE, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3191847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 East 42nd Street

New York, NY 10168

(Address of principal executive offices) (Zip Code)

(212) 594-5050

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2017
Common Stock, par value $0.001 per share	6,451,151*

*Excludes 264,286 shares of unvested restricted stock.

SNAP INTERACTIVE, INC. QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

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

The Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with AVM being treated as the accounting acquirer of Snap. As such, the historical financial statements of AVM are treated as the historical financial statements of the combined company. Accordingly, the financial results for the quarterly period ended March 31, 2017 presented in this Form 10-Q reflect the operations of the combined company. These results for the quarterly period ended March 31, 2017 are compared to the financial results for pre-Merger AVM for the quarterly period ended March 31, 2016.

For additional information, see the Notes to our Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q.

Unless the context otherwise indicates, all references in this Quarterly Report on Form 10-Q to “Snap,” “we,” “our,” “us,” and the “Company” refer to the post- Merger combined company and its subsidiaries on a consolidated basis.

ii

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to generate and maintain active subscribers and to maintain engagement with our userbase;
●	the intense competition in the online live video and dating industries and our ability to effectively compete with existing competitors and new market entrants;
●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple Inc. (“Apple”), Facebook, Inc. (“Facebook”) and Google Inc. (“Google”) and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;
●	our ability to develop, establish and maintain strong brands;
●	our ability to offset fees associated with the distribution platforms that host our applications;
●	our reliance on our executive officers;
●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;
●	our ability to release new applications or improve upon existing applications and derive revenue therefrom and our ability to update our applications to respond to rapid technological changes;
●	our ability to protect our intellectual property rights;
●	our ability to successfully integrate the operations of Snap and AVM and manage our growth;
●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;
●	the ability of foreign governments to restrict access to our applications;
●	the reliance of our mobile applications on high-bandwidth data capabilities;
●	our reliance on third party email service providers for delivery of email campaigns to convert users to subscribers and to retain subscribers;
●	the effect of security breaches, computer viruses and computer hacking attacks;
●	our ability to comply with laws and regulations regarding privacy and protection of user data;
●	the impact of changes in laws or regulations that would adversely impact the use of the internet, including net neutrality laws;
●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;
●	governmental regulation or taxation of the online video chat and dating industries;
●	the impact of any claim that we have infringed on intellectual property rights of others;
●	our ability to effectively integrate companies and properties that we acquire;
●	the risk that we might be deemed a “dating service” or an “Internet dating service” under various state regulations;
●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;
●	the risk that we may face litigation resulting from the transmission of information through our applications;
●	our ability to obtain additional capital or financing to execute our business plan;
●	our ability to attract and retain qualified employees;
●	our ability to maintain effective internal controls over financial reporting;

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 28, 2017. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward- looking statement, whether written or oral, relating to the matters discussed in this report, except to the extent required by applicable securities laws.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$5,023,964	$4,162,596
Credit card holdback receivable	173,579	172,169
Accounts receivable, net of allowances and reserves of $53,109 and $57,674, respectively	685,313	958,695
Prepaid expense and other current assets	399,618	1,047,483
Total current assets	6,282,474	6,340,943
Property and equipment, net	725,263	793,305
Goodwill	14,304,667	14,304,667
Intangible assets, net	5,184,005	5,605,193
Long term security deposits	131,547	397,608
Other receivables	84,428	82,435
Total assets	$26,712,384	$27,524,151

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,235,582	$1,665,831
Accrued expenses and other current liabilities	161,652	472,406
Deferred subscription revenue	2,748,350	2,828,827
Total current liabilities	5,145,584	4,967,064
Deferred rent, net of current portion	-	261,286
Deferred tax liability	1,452,339	1,452,339
Total liabilities	6,597,923	6,680,689
Commitments and Contingencies
Stockholders' equity:
Common stock, $0.001 par value, 14,285,715 shares authorized, 6,714,915 shares issued and outstanding	6,715	6,715
Additional paid-in capital	16,175,270	15,865,568
Retained earnings	3,932,476	4,971,179
Total stockholders' equity	20,114,461	20,843,462
Total liabilities and stockholders' equity	$26,712,384	$27,524,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Subscription revenue	$6,223,685	$4,389,274
Advertising revenue	495,267	548,424
Total revenues	6,718,952	4,937,698
Costs and expenses:
Cost of revenue	1,282,505	1,399,000
Sales and marketing expense	2,230,492	918,616
Product development expense	2,211,344	2,092,835
General and administrative expense	2,070,127	486,743
Total costs and expenses	7,794,468	4,897,194
(Loss) income from operations	(1,075,516)	40,504
Interest income, net	36,813	285
(Loss) income before provision for income taxes	(1,038,703)	40,789
Provision for income taxes	-	-
Net (loss) income	$(1,038,703)	$40,789

Net (loss) income per share of common stock:
Basic and diluted	$(0.15)	$0.01
Weighted average number of shares of common stock used in calculating net (loss) income per share of common stock:
Basic and diluted	6,714,915	5,228,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2017	6,714,915	$6,715	$15,865,568	$4,971,179	$20,843,462
Stock-based compensation expense for restricted stock awards and stock options	-	-	309,702	-	309,702
Net loss	-	-	-	(1,038,703)	(1,038,703)
Balance at March 31, 2017	6,714,915	$6,715	$16,175,270	$3,932,476	$20,114,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(1,038,703)	$40,789
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	130,637	104,824
Amortization of intangible assets	421,188	137,776
Stock-based compensation expense	309,702	14,211
Changes in operating assets and liabilities:
Credit card holdback receivable	(1,410)	-
Accounts receivable	273,382	336,515
Prepaid expenses and other current assets	647,865	768
Accounts payable, accrued expenses and other current liabilities	276,141	(42,991)
Deferred rent	4,775	(37,375)
Deferred subscription revenue	(80,477)	(146,863)
Net cash provided by operating activities	943,100	407,654
Cash flows from investing activities:
Purchase of property and equipment	(62,595)	(107,866)
Accrued interest from notes receivables issued to employees	(1,993)	-
Net cash used in investing activities	(64,588)	(107,866)
Cash flows from financing activities:
Payments of capital lease obligations	(17,144)	-
Net cash used in financing activities	(17,144)	-
Net increase in cash and cash equivalents	861,368	299,788
Balance of cash and cash equivalents at beginning of period	4,162,596	6,676,557
Balance of cash and cash equivalents at end of period	$5,023,964	$6,976,345

Supplemental disclosure of cash flow information:
Cash paid in interest	$158	$-
Cash paid in taxes	$18,304	$716

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

Under U.S. generally accepted accounting principles (“GAAP”), the Merger is treated as a “reverse merger” under the acquisition method of accounting. For accounting purposes, AVM is considered to have acquired SNAP. Consequently, the historical financial statements reflect the operations and financial condition of AVM and operating results of SNAP are reported beginning on the closing date of the Merger (collectively, the “Company”).

The Company is an Internet software company. Under its registered trademarks, the Company develops and operates social networking software that enables spontaneous global real time audio/video conversation via the internet and operates a portfolio of dating applications. The condensed consolidated financial statements included in this report have been prepared on a going concern basis in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The Company has not included certain information normally included in annual financial statements pursuant to those rules and regulations, although it believes that the disclosure included herein is adequate to make the information presented not misleading.

The condensed consolidated financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”), filed with the SEC on March 28, 2017.

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheet, results of operations, cash flows and changes in the stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results and the results for the three months ended March 31, 2017 are not necessarily indicative of results for the year ending December 31, 2017, or for any other period.

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

2.	Summary of Significant Accounting Policies

During the three months ended March 31, 2017, there were no material changes to the Company’s significant accounting policies from those disclosed in the Form 10-K. Certain significant accountant policies relied on in the preparation of the accompanying unaudited condensed consolidated financial statements are as follows:

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

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Adoption of Recent Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, which revises the guidance in Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation, and will change how companies account for certain aspects of share-based payments to employees, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. The Company adopted ASU 2016-09 in the first quarter of 2017, and its adoption did not have any significant impact on the Company’s financial statements.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU 2016-08, Revenue Recognition - Principal versus Agent (reporting revenue gross versus net). Also, in April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers Identifying Performance Obligations and Licensing, and in May 2016 the FASB issued ASU 2016-12 Revenue Recognition – New Scope Improvements and Practical Expedients. This standard is effective for interim and annual periods beginning after December 15, 2017, and may be adopted earlier. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company is currently evaluating the impact the standards will have on the Company’s condensed consolidated financial statements and determining the transition method, including the period of adoption, that it will apply.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for interim and annual periods beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company expects no impact from adopting this guidance and will adopt this on a prospective basis.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which is effective for the interim and annual period beginning after December 15, 2019, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its financial statements.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Property and Equipment, Net

Property and equipment, net consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(unaudited)
Computer equipment	$3,724,149	$3,720,985
Website development	2,110,410	2,050,980
Furniture and fixtures	89,027	89,027
Leasehold improvements	32,726	32,726
Total property and equipment	5,956,312	5,893,718
Less: Accumulated depreciation	(5,231,049)	(5,100,413)
Total property and equipment, net	$725,263	$793,305

Depreciation expense for the three months ended March 31, 2017 was $130,637, as compared to $104,824 for the three months ended March 31, 2016. The Company only holds property and equipment in the United States.

4.	Intangible Assets, Net

Intangible assets, net consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$50,000	$(19,375)	$30,625	$50,000	$(18,750)	$31,250
Trade names, trademarks product names, URLs	1,555,000	(393,854)	1,161,146	1,555,000	(329,979)	1,225,021
Internally developed software	2,720,000	(1,598,696)	1,121,304	2,720,000	(1,498,029)	1,221,971
Subscriber/customer relationships	4,219,000	(1,559,570)	2,659,430	4,219,000	(1,338,799)	2,880,201
Lead pool	282,000	(70,500)	211,500	282,000	(35,250)	246,750
Total intangible assets	$8,826,000	$(3,641,995)	$5,184,005	$8,826,000	$(3,220,807)	$5,605,193

Amortization expense for the three months ended March 31, 2017 and 2016 was $421,188 and $137,776, respectively. The estimated aggregate amortization expense for each of the next five years and thereafter will approximate $1,262,309 in 2017, $1,599,719 in 2018, $1,087,333 in 2019, $592,681 in 2020, $444,167 in 2021 and $197,796 thereafter.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Accrued Expenses and Other Current Liabilities

 Accrued expenses and other current liabilities consisted of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(unaudited)
Compensation, benefits and payroll taxes	$92,450	$311,845
Other accrued expenses	69,202	160,561
Total accrued expenses and other current liabilities	$161,652	$472,406

6.	Stock-Based Compensation

The Snap Interactive, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 181,604 shares of the Company’s common stock may be delivered pursuant to outstanding options awarded under the 2011 Plan, however no additional awards may be granted under such plan. The Snap Interactive, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 428,572 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of March 31, 2017, there were 4,216 shares available for future issuance under the 2016 Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the three months ended:

March 31,
2017
Expected volatility	138.7%
Expected life of option	6.2
Risk free interest rate	2.0%
Expected dividend yield	0.0%

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

The following tables summarize stock option activity during the three months ended March 31, 2017:

		Weighted
	Number of	Average Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2017	573,110	$6.94
Granted	52,683	4.91
Expired or canceled, during the period	(17,143)	21.00
Forfeited, during the period	(1,896)	6.04
Outstanding at March 31, 2017	606,754	$6.37
Exercisable at March 31, 2017	361,351	$7.69

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On February 2, 2017, the Company entered into an option cancellation and release agreement with an employee, pursuant to which each of the parties agreed to cancel outstanding options to purchase an aggregate of 17,143 shares of common stock of the Company at an exercise price of $21.00 per share. In exchange for the cancellation of the options, the Company granted the employee replacement options to purchase an aggregate of 17,143 shares of common stock of the Company at an exercise price of $6.00 per share.

On March 31, 2017, the aggregate intrinsic value of stock options that were outstanding and exercisable was $61,478 and $35,154, respectively. On March 31, 2016, the aggregate intrinsic value of stock options that were outstanding and exercisable was $235,860 and $225,170, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date. The aggregate fair value for the options granted during the three months ended March 31, 2017 was $206,064. No options were granted during the three months ended March 31, 2016.

Stock-based compensation expense relating to stock options was $124,328 and $14,211 for the three months ended March 31, 2017 and 2016, respectively, of which $4,426 is included in cost of revenue, $1,700 is included in sales and marketing expense, $15,568 is included in product development expense and $102,634 is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

At March 31, 2017, there was $733,521 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 4 years.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the three months ended March 31, 2017:

Weighted
Average
	Number of	Grant Date
	RSAs	Fair Value
Restricted Stock Awards:
Outstanding at January 1, 2017	264,286	$20.29
Granted	-	-
Expired or canceled, during the period	-	-
Forfeited, during the period	-	-
Outstanding at March 31, 2017	264,286	$20.29

At March 31, 2017, there was $1,853,739 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 3 years.

Stock-based compensation expense relating to restricted stock awards was $185,374 and $0 for the three months ended March 31, 2017 and 2016, respectively, which is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

7.	Net (Loss) Income Per Share

Basic net (loss) income per share of common stock is computed based upon the number of weighted average shares of common stock outstanding as defined by ASC Topic 260, Earnings Per Share. Diluted net (loss) income per share of common stock includes the dilutive effects of stock options and unvested restricted stock awards and other equivalents. To the extent stock options are antidilutive, they are excluded from the calculation of diluted net loss per share of common stock. For the three months ended March 31, 2017, 606,754 shares upon the exercise of outstanding stock options were not included in the computation of diluted net loss per share because their inclusion would be antidilutive. For the three months ended March 31, 2016, diluted net income per share did not include the effect of any shares issuable upon the exercise of stock options as the exercise price of these options were not less than the average market price during the period.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Commitments

Operating Lease Agreements

As result of the Merger, the Company entered into a lease for office space located at 320 W 37th Street, 13th Floor, New York, NY 10018. The term of the lease runs until March 4, 2022. The Company’s monthly office rent payments under the lease are currently approximately $26,000 per month. On March 3, 2017, the Company entered into an agreement to terminate the lease for this office space. Under the terms of the agreement, the Company must vacate the offices by May 31, 2017 and the Company agreed to forfeit its security deposit of $200,659.

Total rent, utilities, real estate tax expense and commercial rent tax expense relating to operating lease agreements for the three months ended March 31, 2017 and 2016 were $72,076 and $173,975, respectively.

Capital Lease Agreements

As result of the Merger, the Company acquired five three-year capital lease agreements with HP. The Company’s monthly payments under these capital leases are approximately $7,600. The Company recognizes these leases on the Consolidated Balance Sheet under accrued expenses and other current liabilities.

Litigation, Claims and Assessments

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of March 31, 2017.

9.	Subsequent Events

Employment Agreement

On May 5, 2017, we entered into an employment agreement with Eric Sackowitz pursuant to which Mr. Sackowitz agreed to serve as the Company’s Chief Technology Officer. Mr. Sackowtiz’s employment agreement provides for an annual base salary of $265,000, effective retroactively to February 1, 2017, and a one year term with automatic successive one year renewals unless earlier terminated in accordance with its terms. The employment agreement contains customary provisions relating to annual incentive bonuses, severance and change of control benefits, confidentiality, non-solicitation, non-disparagement and non-competition.

Executive Stock Options

On April 13, 2017, the Compensation Committee of the Company’s Board of Directors awarded Alexander Harrington, Chief Executive Office, (i) a stock option representing the right to purchase 80,000 shares of common stock at an exercise price equal to $3.63 per share, with the shares underlying this stock option vesting 25% on the six month anniversary of the date of grant and the remaining three tranches vesting on each of the first, second and third anniversaries of the first vesting date and (ii) a stock option representing the right to purchase 24,000 shares of common stock at an exercise price equal to $3.63 per share, with the shares underlying this stock option vesting based on the Company’s achievement of certain performance goals related to its annual revenues. In addition, on April 13, 2017, the Compensation Committee of the Company’s Board of Directors awarded Jason Katz, Chief Operating Officer and Chairman of the Board of Directors, a stock option representing the right to purchase 70,000 shares of common stock at an exercise price equal to $3.63 per share, with (i) 17,500 of the underlying shares vesting based on the Company’s achievement of certain performance goals related to its earnings before interest, tax, depreciation, and amortization and (ii) 52,500 of the underlying shares vesting based on the Company’s achievement of certain performance goals related to its annual revenues.

On May 5, 2017, the Compensation Committee of the Company’s Board of Directors awarded each of Mr. Harrington and Mr. Sackowitz a stock option representing the right to purchase 28,571 shares of common stock at an exercise price equal to $3.36 per share. The shares underlying these stock options vest in four equal installments on each anniversary of the date of grant. In addition, the Company entered into an option cancellation agreement with Mr. Sackowitz pursuant to which an outstanding fully-vested option held by Mr. Sackowitz representing the right to purchase 15,678 shares of common stock at an exercise price of $6.65 per share was cancelled and exchanged for a new fully-vested stock option representing the right to purchase 15,678 shares of common stock at an exercise price of $3.36 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2017, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2017 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K. Aside from certain information as of December 31, 2016, all amounts herein are unaudited.

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

We also have a worldwide established presence and brand identity in both live video chat and interactive dating, with users in over 180 countries. We believe that we are well-positioned to take advantage of key business opportunities in our industry by leveraging our technology, user base and suite of complementary applications to incorporate live and recorded video into the dating experience, as well as to bring dating opportunities to our video chat community.

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

Paltalk and Camfrog. Paltalk and Camfrog are our major video chat applications and are both leading providers of live video social networking applications available on Windows, Mac OS, iOS, Android and other tablet devices. Together, these products power one of the world’s largest global collections of video based communities, with proprietary technology to host thousands of simultaneous live group conversations on topics such as politics, financial markets, music and dating. Our proprietary client server technology helps maintain high quality video and audio even as many users simultaneously watch a particular broadcaster. Paltalk and Camfrog both have tens of millions of registered users and attract a demographically and geographically diverse user base, with users in over 180 different countries. Paltalk users are approximately one-third domestic and two-thirds international, whereas the majority of Camfrog users are international, with a particular concentration in Southeast Asia.

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

FirstMet. We provide a leading online dating application under the FirstMet brand. FirstMet is native on Facebook, iOS and Android platforms and is also accessible on mobile devices and desktops at FirstMet.com. FirstMet is extremely scalable and requires limited incremental operational cost to add users, active subscribers or new features catering to additional discrete audiences. FirstMet was the #27 grossing application in the U.S. Lifestyle Category on the Apple App Store in the United States as of May 1, 2017.

FirstMet attracts a demographically and geographically diverse user base, with users in over 180 different countries. FirstMet is intuitive, and allows users and subscribers to easily find, connect and communicate with each other.

50more. We introduced 50more in limited beta launch in the first quarter of 2017 as our dating application targeting adults over the age of 50. 50more is based on our FirstMet platform and utilizing the underlying FirstMet infrastructure and technology allowed us to streamline the process of launching 50more as a new and fresh online dating product. 50more has similar functionality to FirstMet but addresses a different target audience of adults over 50 and is based on a new brand identity. We expect that we will operate 50more in parallel with FirstMet in order to leverage the overlap with FirstMet’s user base and cross-sell our users with multiple brands. 50more is available on mobile and desktop platforms.

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

Subscriber Base

Our applications and the majority of revenues generated therefrom are supported by a large user database of approximately 183,300 active subscribers worldwide as of March 31, 2017, as compared to 153,000 active users as of March 12, 2017. Our management believes that the scale of our subscriber base presents a competitive advantage in the video social networking industry and can present growth opportunities to combine video with dating to advance existing products with upsell opportunities as well as to build future brands with cross-sell offers. The scale of our usage also offers us the opportunity to build our third party advertising revenue.

Operational Highlights and Objectives

During the three months ended March 31, 2017, we executed key components of our objectives:

●	founded an innovation lab to leverage our technology and commercial platform to support growth initiatives in the live video markets;
●	began work on a new live video chat consumer application;
●	introduced a beta launch of 50more, our dating product targeting users over 50 years old;
●	launched a dating tab on Paltalk to cross sell FirstMet to video chat users;
●	continued Merger integration efforts, including organizational restructuring, real estate and vendor consolidation, and standardizing our technology platform and reporting systems;
●	completed the Reverse Stock Split at a 1-for-35 ratio; and
●	formed both an audit and compensation committee consisting of three and two independent directors, respectively.

For the near term, our business objectives include:

●	advancing our strategy to enter the live streaming market;
●	completing the development and launch of our new live video chat consumer application;
●	building awareness and usage of 50more;
●	continuing to realize revenue and cost reducing benefits of the Merger integration;
●	enhancing user monetization and revenue through micro transactions, licensing and advertising;
●	exploring merger and acquisition opportunities; and
●	continuing to defend our intellectual property.

Sources of Revenue

Subscription

Our video chat platforms generate revenue primarily through subscription fees. Our tiers of subscriptions provide users with unlimited video windows and levels of status within the community. Multiple subscription tiers are offered in different durations depending on the product. We currently offer one-, six-, twelve-, and fifteen-month terms, which continue to vary as we continue to test and optimize length and pricing. Longer-term plans (those with durations longer than one month) are generally available at discounted monthly rates. Levels of membership benefits are offered in tiers, with the least membership benefits in the lowest paid tier and the most membership benefits in the highest paid tier. Our membership tiers are “Plus,” “Extreme,” “VIP” and “Prime” for Paltalk and “Pro,” “Extreme” and “Gold” for Camfrog. We also hold occasional promotions that offer discounted subscriptions and virtual gifts.

FirstMet generates revenue primarily through subscription fees. Multiple subscription tiers are offered in one-, three- and six-month terms, which continue to vary as we continue to test and optimize length and pricing. Longer-term plans (those with durations longer than one month) are generally available at discounted monthly rates. Pursuant to the terms of service of our dating platforms, subscriptions automatically renew for periods of the same length and at the same price as the original subscription term until terminated by the subscriber. We also hold occasional promotions that offer initial discounted subscriptions that renew at the regular price.

We recognize revenue from monthly premium subscription services beginning in the month in which the subscriptions are originated. Revenues from multi-month subscriptions are recognized on a straight-line basis over the length of the subscription period. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying consolidated Balance Sheets.

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

Virtual Gifts/Micro-transactions

In our video chat applications we offer virtual gifts to our users. Users may purchase credits that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are generally redeemed within the month of purchase. Virtual gift revenue is recognized at the point of sale and included in subscription revenue.

We also offer micro-transactions to our users. Micro-transactions allow users in the dating applications to increase the visibility of their profile and messages by paying for such services. In addition, micro-transactions include activation fees for new subscriptions. We recently introduced micro-transactions to our video applications that allow users to pay for limited access to premium-level benefits without a premium subscription. While micro-transactions are not currently a significant driver of revenue, we believe that micro-transactions increase user engagement with our applications and the likelihood that users will become paid subscribers. Micro-transaction revenue is recognized at the point of sale and included in subscription revenue.

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

General and administrative. General and administrative expense consists primarily of compensation (including stock-based compensation) and other employee- related costs for personnel engaged in executive management, finance, legal, tax, human resources and facilities costs and fees for other professional services. General and administrative expense also includes depreciation of fixed assets and amortization of intangible assets.

Key Metrics

Our management relies on certain non-GAAP and/or unaudited performance indicators to manage and evaluate our business. The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our advertising and marketing efforts and assess operational efficiencies. We also discuss net cash provided by operating activities under the ‟Results of Operations” and ‟Liquidity and Capital Resources” sections below. Bookings and Adjusted EBITDA are discussed below.

	March 31,
	2017	2016
Bookings	$6,143,208	$4,274,120
Net cash provided by operating activities	$943,100	$407,654
Net (loss) income	$(1,038,703)	$40,789
Adjusted EBITDA	$(213,990)	$297,315
Adjusted EBITDA as percentage of total revenues	(3.2)%	6.0%

Bookings

Bookings is a financial measure representing the aggregate dollar value of subscription fees, virtual gift credit purchases and micro-transactions received during the period. We calculate bookings as subscription revenue recognized during the period plus the change in deferred subscription revenue recognized during the period. We record subscription revenue from subscription fees, virtual gift credit purchases and micro-transactions as deferred subscription revenue and then recognize that revenue ratably over the length of the fulfillment term of the subscription or other sale item. Our management uses bookings internally in analyzing our financial results to assess operational performance and to assess the effectiveness of, and plan future, user acquisition campaigns. We believe that this financial measure is useful in evaluating our business because we believe, as compared to subscription revenue, it is a better indicator of the subscription activity in a given period. We believe that both management and investors benefit from referring to bookings in assessing our performance and when planning, forecasting and analyzing future periods.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
Reconciliation of Net (loss) income to Adjusted EBITDA:
Net (loss) income	$(1,038,703)	$40,789
Interest expense, net	(36,813)	(285)
Depreciation and amortization expense	551,824	242,600
Stock-based compensation expense	309,702	14,211
Adjusted EBITDA	$(213,990)	$297,315

Results of Operations

The following table sets forth Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended March 31,
	2017	2016
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	19.1%	28.3%
Sales and marketing expense	33.2%	18.6%
Product development expense	32.9%	42.4%
General and administrative expense	30.8%	9.9%
Total costs and expenses	116.0%	99.2%
(Loss) income from operations	(16.0)%	0.8%
Interest expense, net	0.5%	0.0%
Total other income (expense), net	0.5%	0.0%
(Loss) income before income taxes	(15.5)%	0.8%
Provision (benefit) for income taxes
Net (loss) income	(15.5)%	0.8%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

Revenues increased to $6,718,952 for the three months ended March 31, 2017, from $4,937,698 for the three months ended March 31, 2016. The increase was mainly driven by the inclusion of revenue from pre-Merger Snap products following the completion of the Merger, offset by a decline in subscription revenue and advertising revenue in pre-Merger AVM products.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the three months ended March 31, 2017 and the three months ended March 31, 2016, the increase/decrease between those periods, the percentage increase/decrease between those periods, and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31,		Increase	% Increase	March 31,
	2017	2016	(Decrease)	(Decrease)	2017	2016
Subscription revenue	$6,223,685	$4,389,274	$1,834,411	41.8%	92.6%	88.9%
Advertising revenue	495,267	548,424	(53,157)	(9.7)%	7.4%	11.1%
Total revenues	$6,718,952	$4,937,698	$1,781,254	36.1%	100.0%	100.0%

Subscription Revenue - Our subscription revenue for the three months ended March 31, 2017 increased by $1,834,411, or 41.8%, as compared to the three months ended March 31, 2016. This increase in subscription revenue for the three months ended March 31, 2017 was primarily due to the inclusion of subscription revenue from pre-Merger Snap of approximately $2,112,000 following the completion of the Merger offset by a decline in subscription revenue of approximately $277,660 as compared to March 31, 2016 from products attributable to pre-Merger AVM. We believe that the decrease in subscription revenue from pre-Merger AVM products was driven, in part, by an anticipated decrease in new transactions in the Paltalk product as we shift management attention and resources to new higher growth opportunities in the live video market.

Advertising Revenue - Our advertising revenue for the three months ended March 31, 2017 decreased by $53,157, or 9.7%, as compared to the three months ended March 31, 2016. The decrease in advertising revenue primarily resulted from the loss of one advertising partner and the elimination of a third party toolbar distribution arrangement offset by an increase in advertising revenue from FirstMet as a result of the Merger.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2017 reflect an increase in costs and expenses of $2,897,274, or 59.2%, as compared to the three months ended March 31, 2016. The following table presents our costs and expenses for the three months ended March 31, 2017 and 2016, the increase or decrease between those periods and the percentage increase or decrease between those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31,		Increase	% Increase	March 31,
	2017	2016	(Decrease)	(Decrease)	2017	2016
Cost of revenue	$1,282,505	$1,399,000	$(116,495)	(8.3)%	19.1%	28.3%
Sales and marketing expense	2,230,492	918,616	1,311,876	142.8%	33.2%	18.6%
Product development expense	2,211,344	2,092,835	118,509	5.7%	32.9%	42.4%
General and administrative expense	2,070,127	486,743	1,583,384	325.3%	30.8%	9.9%
Total costs and expenses	$7,794,468	$4,897,194	$2,897,274	59.2%	116.0%	99.2%

Cost of revenue - Our cost of revenue for the three months ended March 31, 2017 decreased by $116,495, or 8.3%, as compared to the three months ended March 31, 2016. The decrease in cost of revenue for the three months ended March 31, 2016 was primarily driven by a move from physical servers to cloud web hosting services. The server move also drove reduced headcount in our information technology support areas.

Sales and marketing expense - Our sales and marketing expense for the three months ended March 31, 2017 increased by $1,311,876, or 142.8%, as compared to the three months ended March 31, 2016. The increase in sales and marketing expense for the three months ended March 31, 2017 was primarily due to the inclusion of pre-Merger Snap sales and marketing expense following the completion of the Merger. In addition, we commenced a new relationship with a marketing vendor which had no marketing expense for the three months ended March 31, 2016.

Product development expense - Our product development expense for the three months ended March 31, increased by $118,509, or 5.7%, as compared to the three months ended March 31, 2016. The increase in product development expense for the three months ended March 31, 2017 was primarily due to the increase in headcount from the inclusion of the pre-Merger Snap and an increase in consulting services supporting the efforts to enhance user retention and improve monetization of our sites.

General and administrative expenses - Our general and administrative expense for the three months ended March 31, 2017 increased by $1,583,384, or 325.3%, as compared to the three months ended March 31, 2016. The increase in general and administrative expense was primarily driven by stock compensation expense relating to executive equity awards as well as an increase in accounting and legal fees related to the filing of the Form 10-K. In addition, we incurred a lease cancellation fee related to our office space on 320 W 37th Street in New York, NY.

Non-Operating Income, net

The following table presents the components of non-operating income for the three months ended March 31, 2017 and the three months ended March 31, 2016, the increase or decrease between those periods and the percentage increase or decrease between those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31,			%	March 31,
	2017	2016	Increase	Increase	2017	2016
Interest income, net	$36,813	$285	$36,528	12816.8%	0.5%	0.0%
Total non-operating income, net	$36,813	$285	$36,528	12816.8%	0.5%	0.0%

Interest income, net

Interest income, net for the three months ended March 31, 2017 was $36,813, a net increase of $36,528, or 12816.8%, as compared to $285 for the three months ended March 31, 2016. The increase of interest income was mainly driven by the interest on our cash balances.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2017	2016
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$943,100	$407,654
Net cash used in investing activities	(64,588)	(107,866)
Net cash used in financing activities	(17,144)	-
Net increase in cash and cash equivalents	$861,368	$299,788

We have historically financed our operations through cash generated from operations.

Currently, our primary source of liquidity is cash on hand and cash flows from continuing operations. As of March 31, 2017, we had $5,023,964 in cash and cash equivalents, as compared to cash and cash equivalents of $4,162,596 as of December 31, 2016, and no long-term debt.

We are focused on reducing costs and increasing profitability following the Merger and we believe that our cash balance and our expected cash flow from operations will be sufficient to meet all of our financial obligations for the twelve months from the filing date of this Form 10-Q. It is possible that we would need additional capital in the future to fund our operations, particularly growth initiatives, which we expect we would raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. Our future capital requirements will depend on many factors including our growth rate, headcount, sales and marketing activities, research and development efforts, and the introduction of new features, products, acquisitions and continued user engagement.

Our primary use of working capital is related to user acquisition costs, including sales and marketing expense and product development expense. Our sales and marketing expenditures are primarily spent on channels where we can estimate the return on investment without long-term commitments. Accordingly, we can adjust our advertising and marketing expenditures quickly based on the expected return on investment, which provides flexibility and enables us to manage our advertising and marketing expense. In addition, we allocate significant resources to product development in order to maintain and create new features and products which will enable a better user experience and increased interactions.

We are continuously evaluating and implementing cost reduction initiatives to manage the expense of our operations. During 2017, we plan to continue to reduce costs by consolidating vendors (including office space, payment processing, licensing agreements, etc.), consolidation of advertising affiliate partners, consolidation of internal departments (such as customer service) and incremental offshore product development resources.

Operating Activities

Net cash provided by operating activities was $943,100 for the three months ended March 31, 2017, as compared to net cash provided by operating activities of $407,654 for the three months ended March 31, 2016. This increase in net cash provided by operating activities of $535,446 was mainly as result of an increase in subscription revenue received during the period.

Significant items impacting cash flow in the three months ended March 31, 2016 included significant cash outlays relating to advertising and marketing expense and increased headcount related expenses in the product development area. These uses of cash were offset in part by collections in subscription and advertising revenue received during the period.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 and 2016 was $64,588 and $107,866, respectively. The decrease in cash used in investing activities for the three months ended March 31, 2017 was primarily the result of reduced purchases of property and equipment. These purchases consisted primarily of computers and office furniture. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 and 2016 was $17,144 and $0, respectively. The cash used in financing activities for the three months ended March 31, 2017 was related to the repayment of capital leases.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

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

In connection with the preparation of this Form 10–Q, our management, (Chief Executive Office and Chief Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Management had previously identified material weaknesses in our internal control over financial reporting as of December 31, 2016 (see Form 10-K filed with the SEC on March 28, 2017), which is an integral component of our disclosure controls and procedures.

●	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

On February 2, 2017, the Company formed an audit committee consisting of three independent members of our Board of Directors, as independence is defined by the rules of NASDAQ. As part of its duties, the audit committee will assist our management in the establishment and monitoring of our internal controls and procedures. Management believes that the controls implemented in relation to the audit committee are sufficient to address the above weakness, however, they have concluded that such controls have not been in place for a sufficient period of time in order to conclude that the identified material weaknesses described above has been fully remediated. Therefore, management has concluded that as of March 31, 2017, our disclosure controls were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 2, 2016, Banertek LLC filed a complaint against us in the United States District Court for the Eastern District of Texas, Marshall Division (Case No. 2:16-cv-00836). The complaint alleged that we infringed upon one of Banertek LLC’s patents (U.S. Patent No. 6,839,731 B2) by, among other things, using our FirstMet application as a system and method for providing data communication in a device network in violation of such patent. On April 6, 2017, we confidentially settled this claim on terms mutually agreeable to the parties and each of the parties agreed to file a dismissal with prejudice with respect to the claim.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended March 31, 2017 that were not previously reported on a Current Report on Form 8-K.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description
2.1#	Agreement and Plan of Merger, dated September 13, 2016, by and among Snap Interactive, Inc., SAVM Acquisition Corporation, A.V.M. Software, Inc. and Jason Katz (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 14, 2016 by the Company with the SEC).
3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.2	Certificate of Amendment of Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 14, 2016 by the Company with the SEC).
3.4	Certificate of Amendment to Certificate of Incorporation, dated May 19, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).
3.5	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2017 (incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed on March 28, 2017 by the Company with the SEC).
3.6	Amended and Restated By-Laws of Snap Interactive, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on April 25, 2012 by the Company with the SEC).
10.1	Form of Indemnification Agreement executed by Jason Katz, Alexander Harrington, Yoram “Rami” Abada, Lance Laifer, Clifford Lerner, Michael Levit and John Silberstein. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 15, 2017 by the Company with the SEC).
10.2	Nonqualified Stock Option Agreement, dated as of April 13, 2017, by and between Snap Interactive, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 19, 2017 by the Company with the SEC).
10.3*	Lease Cancellation Agreement, dated as of March 3, 2017, by and between Snap Interactive, Inc. and 320 W 37 LLC.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

Dated: May 11, 2017	SNAP INTERACTIVE, INC.

	By:	/s/ Alexander Harrington
Alexander Harrington
Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Judy Krandel
Judy Krandel
Chief Financial Officer (Principal Financial Officer and Accounting Officer)