Form 10-Q
period 2017-06-30
Snap Interactive, Inc
filed 2017-08-08
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2017
Common Stock, par value $0.001 per share	6,455,435*

*  Excludes 264,286 shares of unvested restricted stock.

SNAP INTERACTIVE, INC. QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

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

The Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with AVM being treated as the accounting acquirer of Snap. As such, the historical financial statements of AVM are treated as the historical financial statements of the combined company. Accordingly, the financial results for the quarterly period ended June 30, 2017 presented in this Form 10-Q reflect the operations of the combined company. These results for the quarterly period ended June 30, 2017 are compared to the financial results for pre-Merger AVM for the quarterly period ended June 30, 2016.

For additional information, see the Notes to our Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q.

Unless the context otherwise indicates, all references in this Quarterly Report on Form 10-Q to “Snap,” “we,” “our,” “us,” and the “Company” refer to the post-Merger combined company and its subsidiaries on a consolidated basis.

ii

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to generate and maintain active subscribers and to maintain engagement with our userbase;
●	the intense competition in the online live video and dating industries and our ability to effectively compete with existing competitors and new market entrants;
●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple Inc. (“Apple”), Facebook, Inc. (“Facebook”) and Google Inc. (“Google”) and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;
●	our ability to develop, establish and maintain strong brands;
●	our ability to offset fees associated with the distribution platforms that host our applications;
●	our reliance on our executive officers;
●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;
●	our ability to release new applications or improve upon existing applications and derive revenue therefrom and our ability to update our applications to respond to rapid technological changes;
●	our ability to protect our intellectual property rights;
●	our ability to successfully integrate the operations of Snap and Paltalk and manage our growth;
●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;
●	the ability of foreign governments to restrict access to our applications;
●	the reliance of our mobile applications on high-bandwidth data capabilities;
●	our reliance on third party email service providers for delivery of email campaigns to convert users to subscribers and to retain subscribers;
●	our reliance on third party investor relations firms to create awareness of our Company and compliance by such third parties with regulatory requirements related to promotional reports;
●	the effect of security breaches, computer viruses and computer hacking attacks;
●	our ability to comply with laws and regulations regarding privacy and protection of user data;
●	the impact of changes in laws or regulations that would adversely impact the use of the internet, including net neutrality laws;
●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;
●	legal and regulatory requirements related to our acceptance of cryptocurrency as a method of payment;
●	governmental regulation or taxation of the online video chat and dating industries;
●	the impact of any claim that we have infringed on intellectual property rights of others;
●	our ability to effectively integrate companies and properties that we acquire;
●	the risk that we might be deemed a “dating service” or an “Internet dating service” under various state regulations;
●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;
●	the risk that we may face litigation resulting from the transmission of information through our applications;
●	our ability to obtain additional capital or financing to execute our business plan;
●	our ability to attract and retain qualified employees; and
●	our ability to maintain effective internal controls over financial reporting.

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 28, 2017. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this report, except to the extent required by applicable securities laws.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$4,614,619	$4,162,596
Credit card holdback receivable	168,960	172,169
Accounts receivable, net of allowances and reserves of $51,195 and $57,674, respectively	646,095	958,695
Prepaid expense and other current assets	406,788	1,047,483
Total current assets	5,836,462	6,340,943
Property and equipment, net	657,010	793,305
Goodwill	14,304,667	14,304,667
Intangible assets, net	4,762,818	5,605,193
Other receivables	85,115	82,435
Long term security deposits	141,807	397,608
Total assets	$25,787,879	$27,524,151

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,451,624	$1,665,831
Accrued expenses and other current liabilities	248,648	472,406
Deferred subscription revenue	2,600,388	2,828,827
Total current liabilities	5,300,660	4,967,064
Deferred rent, net of current portion	-	261,286
Deferred tax liability	1,452,339	1,452,339
Total liabilities	6,752,999	6,680,689
Commitments and Contingencies
Stockholders’ equity:

Common stock, $0.001 par value, 25,000,000 shares authorized; and 6,720,915 and 6,714,915 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	6,721	6,715
Additional paid-in capital	16,579,649	15,865,568
Retained earnings	2,448,510	4,971,179
Total stockholders’ equity	19,034,880	20,843,462
Total liabilities and stockholders’ equity	$25,787,879	$27,524,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Subscription revenue	$5,742,707	$3,872,306	$11,966,391	$8,261,580
Advertising revenue	496,882	483,261	992,149	1,031,685
Total revenues	6,239,589	4,355,567	12,958,540	9,293,265
Costs and expenses:
Cost of revenue	1,242,819	1,227,059	2,524,324	2,626,059
Sales and marketing expense	2,135,951	943,448	4,366,443	1,862,064
Product development expense	2,206,440	2,427,355	4,417,785	4,520,190
General and administrative expense	2,116,498	530,151	4,186,625	1,016,894
Total costs and expenses	7,701,708	5,128,013	15,495,177	10,025,207
Loss from operations	(1,462,119)	(772,446)	(2,536,637)	(731,942)
Interest income (expense), net	(4,845)	274	31,968	559
Other (expense) income, net	(18,000)	30,000	(18,000)	30,000
Loss before provision for income taxes	(1,484,964)	(742,172)	(2,522,669)	(701,383)
Provision for income taxes	-	-	-	-
Net loss	$(1,484,964)	$(742,172)	$(2,522,669)	$(701,383)

Net loss per share of common stock:
Basic and diluted	$(0.22)	$(0.14)	$(0.38)	$(0.13)
Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic and diluted	6,715,574	5,228,617	6,715,246	5,228,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2017	6,714,915	$6,715	$15,865,568	$4,971,179	$20,843,462
Stock-based compensation expense for restricted stock awards and stock options	-	-	694,287	-	694,287
Shares issued for consulting services	6,000	6	19,794	-	19,800
Net loss	-	-	-	(2,522,669)	(2,522,669)
Balance at June 30, 2017	6,720,915	$6,721	$16,579,649	$2,448,510	$19,034,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,522,669)	$(701,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	253,547	326,056
Amortization of intangible assets	842,375	275,546
Loss on disposal of property and equipment	17,074	-
Stock-based compensation expense	694,287	111,751
Common stock issued for services	19,800	-
Accrued interest from notes receivables issued to employees	(2,680)	-
Changes in operating assets and liabilities:
Credit card holdback receivable	3,209	-
Accounts receivable	312,600	255,823
Prepaid expenses and other current assets	640,695	(37,647)
Accounts payable, accrued expenses and other current liabilities	596,324	(154,145)
Deferred rent	(5,485)	-
Deferred subscription revenue	(228,439)	(181,807)
Net cash provided by (used in) operating activities	620,638	(105,806)
Cash flows from investing activities:
Purchase of property and equipment	(134,326)	(204,858)
Net cash used in investing activities	(134,326)	(204,858)
Cash flows from financing activities:
Payments of capital lease obligations	(34,289)	-
Net cash used in financing activities	(34,289)	-
Net increase (decrease) in cash and cash equivalents	452,023	(310,664)
Balance of cash and cash equivalents at beginning of period	4,162,596	6,676,557
Balance of cash and cash equivalents at end of period	$4,614,619	$6,365,893
Supplemental disclosure of cash flow information:
Cash paid in interest	$12,899	$560
Cash paid in taxes	$26,210	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

On October 7, 2016, Snap Interactive, Inc. and its wholly owned subsidiary, Snap Mobile Limited (collectively, “SNAP”), completed a business combination with privately-held A.V.M. Software, Inc. and its wholly owned subsidiaries, Paltalk Software Inc., Paltalk Holdings, Inc., Tiny Acquisition Inc., Camshare, Inc., Vumber LLC and Fire Talk LLC (collectively, “AVM”) in accordance with the terms of an Agreement and Plan of Merger (the “Merger Agreement”), by and among SNAP, SAVM Acquisition Corporation, SNAP’s former wholly owned subsidiary, AVM and Jason Katz, pursuant to which AVM merged with and into SAVM Acquisition Corporation, with AVM surviving as a wholly owned subsidiary of SNAP (the “Merger”).

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

The condensed consolidated financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 28, 2017 (the “Form 10-K”).

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheet, results of operations, cash flows and changes in the stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results and the results for the three and six months ended June 30, 2017 are not necessarily indicative of results for the year ending December 31, 2017, or for any other period.

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

2.	Summary of Significant Accounting Policies

During the six months ended June 30, 2017, there were no material changes to the Company’s significant accounting policies from those disclosed in the Form 10-K. Certain significant accountant policies relied on in the preparation of the accompanying unaudited condensed consolidated financial statements are as follows:

Significant Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

Significant estimates relied upon in preparing these financial statements include the estimates used to determine the fair value of the Company’s common stock up until the time of the Merger, stock options issued in share based payment arrangements, collectability of the Company’s accounts receivable and the valuation allowance on deferred tax assets. Management evaluates these estimates on an ongoing basis. Changes in estimates are recorded in the period in which they become known. The Company bases estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU 2016-08, Revenue Recognition - Principal versus Agent (reporting revenue gross versus net). Also, in April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers Identifying Performance Obligations and Licensing, and in May 2016 the FASB issued ASU 2016-12 Revenue Recognition – New Scope Improvements and Practical Expedients. These standards are effective for interim and annual periods beginning after December 15, 2017, and may be adopted earlier. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company is currently evaluating the impact the standards will have on the Company’s condensed consolidated financial statements and determining the transition method, including the period of adoption, that it will apply.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for interim and annual periods beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on the condensed consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which is effective for the interim and annual period beginning after December 15, 2019, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms of conditions of a share based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following are met: 1) the fair value of the modified award is the same as the fair value of the original award, 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award, and 3) the classification of the modified award as an equity instrument or liability instrument is the same as the classification of the original award. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company expects no impact from adopting this guidance and will adopt this on a prospective basis.

3.	Property and Equipment, Net

Property and equipment, net consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(unaudited)
Computer equipment	$3,706,017	$3,720,985
Website development	2,182,542	2,050,980
Furniture and fixtures	89,027	89,027
Leasehold improvements	32,726	32,726
Total property and equipment	6,010,312	5,893,718
Less: Accumulated depreciation	(5,353,302)	(5,100,413)
Total property and equipment, net	$657,010	$793,305

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation expense for the three and six months ended June 30, 2017 was $122,910 and $253,547, respectively, as compared to $195,419 and $326,056, respectively, for the three and six months ended June 30, 2016. During May 2017, the Company disposed of approximately $17,000 of computer equipment and furniture and fixtures in relation to a relocation of its corporate office, which is reflected on the condensed consolidated balance sheet in property and equipment, net. The Company only holds property and equipment in the United States.

4.	Intangible Assets, Net

Intangible assets, net consisted of the following at June 30, 2017 and December 31, 2016:

	June 30,			December 31,
	2017			2016
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$50,000	$(20,000)	$30,000	$50,000	$(18,750)	$31,250
Trade names, trademarks
product names, URLs	1,555,000	(457,729)	1,097,271	1,555,000	(329,979)	1,225,021
Internally developed software	2,720,000	(1,699,362)	1,020,638	2,720,000	(1,498,029)	1,221,971
Subscriber/customer relationships	4,219,000	(1,780,341)	2,438,659	4,219,000	(1,338,799)	2,880,201
Lead pool	282,000	(105,750)	176,250	282,000	(35,250)	246,750
Total intangible assets	$8,826,000	$(4,063,182)	$4,762,818	$8,826,000	$(3,220,807)	$5,605,193

Amortization expense for the three and six months ended June 30, 2017 was $421,188 and $842,375, respectively, as compared to $137,770 and $275,546, respectively, for the three and six months ended June 30, 2016. The estimated aggregate amortization expense for each of the next five years and thereafter will be $841,122 in 2017, $1,599,719 in 2018, $1,087,333 in 2019, $592,681 in 2020, $444,167 in 2021 and $197,796 thereafter.

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(unaudited)
Compensation, benefits and payroll taxes	$195,375	$311,845
Other accrued expenses	53,273	160,561
Total accrued expenses and other current liabilities	$248,648	$472,406

6.	Stock-Based Compensation

The Snap Interactive, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 181,604 shares of the Company’s common stock may be delivered pursuant to outstanding options awarded under the 2011 Plan, however no additional awards may be granted under such plan. The Snap Interactive, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. On May 25, 2017, the Company’s stockholders approved an amendment to the 2016 Plan to increase the maximum number of shares issuable pursuant to the 2016 Plan to 1,300,000 shares. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of June 30, 2017, there were 624,996 shares available for future issuance under the 2016 Plan.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the following periods:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2017
Expected volatility	116.1%-118.2%	116.1%-138.7%
Expected life of option	5.0-7.0	5.0-7.0
Risk free interest rate	1.7%-2.0%	1.7%-2.1%
Expected dividend yield	0.0%	0.0%

The expected life of the options is the period of time over which employees and non-employees are expected to hold their options prior to exercise. The expected life of options has been determined using the “simplified” method as prescribed by Staff Accounting Bulletin 110, which uses the midpoint between the vesting date and the end of the contractual term. The volatility of the Company’s common stock is calculated using the Company’s historical volatilities beginning at the grant date and going back for a period of time equal to the expected life of the award. The Company estimates potential forfeitures of stock awards and adjusts recorded stock-based compensation expense accordingly. The Company estimates pre-vesting forfeitures primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the stock based awards vest.

The following tables summarize stock option activity during the six months ended June 30, 2017:

		Weighted
	Number of	Average Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2017	573,110	$6.94
Granted	364,200	3.75
Expired or canceled, during the period	(77,312)	8.91
Forfeited, during the period	(2,596)	5.53
Outstanding at June 30, 2017	857,402	$5.41
Exercisable at June 30, 2017	413,878	$7.09

During the six months ended June 30, 2017, the Company entered into option cancellation and release agreements with three employees, pursuant to which each of the parties agreed to cancel outstanding options to purchase an aggregate of 77,312 shares of common stock of the Company at exercise prices ranging from $4.55 to $21.00 per share. In exchange for the cancellation of the options, the Company granted the employees replacement options to purchase an aggregate of 64,600 shares of common stock of the Company at exercise prices ranging from $3.36 to $6.00 per share. The incremental value of the modified options compared to the original options, both valued on the respective modification date, of $55,055 is being recognized over the vesting terms of the options.

On April 13, 2017, the Company’s Board of Directors awarded Alexander Harrington, Chief Executive Officer, (i) a stock option representing the right to purchase 80,000 shares of common stock at an exercise price equal to $3.63 per share, with the shares underlying this stock option vesting 25% on the six month anniversary of the date of grant and the remaining three tranches vesting on each of the first, second and third anniversaries of the first vesting date, and (ii) a stock option representing the right to purchase 24,000 shares of common stock at an exercise price equal to $3.63 per share, with the shares underlying this stock option vesting based on the Company’s achievement of certain performance goals related to its annual revenues. In addition, on April 13, 2017, the Company’s Board of Directors awarded Jason Katz, Chief Operating Officer and Chairman of the Board of Directors, a stock option representing the right to purchase 70,000 shares of common stock at an exercise price equal to $3.63 per share, with (i) 17,500 of the underlying shares vesting based on the Company’s achievement of certain performance goals related to its earnings before interest, tax, depreciation, and amortization and (ii) 52,500 of the underlying shares vesting based on the Company’s achievement of certain performance goals related to its annual revenues.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On May 5, 2017, the Compensation Committee of the Company’s Board of Directors awarded each of Mr. Harrington and Eric Sackowitz, Chief Technology Officer, a stock option representing the right to purchase 28,571 shares of common stock at an exercise price equal to $3.36 per share. The shares underlying these stock options vest in four equal installments on each anniversary of the date of grant.

During the six months ended June 30, 2017, the Company granted options to employees to purchase an aggregate 55,746 shares of common stock at exercise prices ranging from $3.36 to $4.50. The options vest between one and four years and have a term of ten years.

On June 30, 2017, the aggregate intrinsic value of stock options that were outstanding and exercisable was $19,302 and $10,960, respectively. On June 30, 2016, the aggregate intrinsic value of stock options that were outstanding and exercisable was $199,320 and $192,100, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

The aggregate fair value for the options granted during the six months ended June 30, 2017 was $956,760. The aggregate fair value for the options granted during the six months ended June 30, 2016 was $87,000.

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenue	$1,124	$-	$2,240	$-
Sales and marketing expense	307	-	575	-
Product development expense	29,151	95,665	33,231	108,002
General and administrative expense	168,629	1,875	287,493	3,749
Total stock compensation expense	$199,211	$97,540	$323,539	$111,751

At June 30, 2017, there was $1,321,327 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.1 years.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the six months ended June 30, 2017:

Weighted
Average
	Number of	Grant Date
	RSAs	Fair Value
Restricted Stock Awards:
Outstanding at January 1, 2017	264,286	$20.29
Granted	-	-
Expired or canceled, during the period	-	-
Forfeited, during the period	-	-
Outstanding at June 30, 2017	264,286	$20.29

At June 30, 2017, there was $1,668,365 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.0 years.

Stock-based compensation expense relating to restricted stock awards for the three and six months ended June 30, 2017 was $185,374 and $370,748, respectively, as compared to $0 for the three and six months ended June 30, 2016.

7.	Net Loss Per Share

Basic net loss per share of common stock is computed based upon the number of weighted average shares of common stock outstanding as defined by ASC Topic 260, Earnings Per Share. Diluted net loss per share of common stock includes the dilutive effects of stock options and stock equivalents. To the extent stock options are antidilutive, they are excluded from the calculation of diluted net loss per share of common stock. For the three and six months ended June 30, 2017, 857,402 shares upon the exercise of outstanding stock options were not included in the computation of diluted net loss per share because their inclusion would be antidilutive. For the three and six months ended June 30, 2016, 71,700 shares upon the exercise of outstanding stock options were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Commitments

Operating Lease Agreements

As result of the Merger, the Company entered into a lease for office space located at 320 W 37th Street, 13th Floor, New York, NY 10018. The term of the lease originally ran until March 4, 2022. The Company’s monthly office rent payments under the lease were approximately $26,000 per month. On March 3, 2017, the Company entered into an agreement to terminate the lease for this office space. Under the terms of the lease termination agreement, the Company vacated the offices by May 31, 2017 and agreed to forfeit its security deposit of $200,659.

Total rent, utilities, real estate tax expense and commercial rent tax expense relating to operating lease agreements for the three and six months ended June 30, 2017 were $100,009 and $172,085, respectively, as compared to $106,620 and $280,595, respectively, for the three and six months ended June 30, 2016.

Capital Lease Agreements

As result of the Merger, the Company acquired five three-year capital lease agreements with Hewlett Packard Financial Services Company. The Company’s monthly payments under these capital leases are approximately $7,600. The Company recognizes these leases on the condensed consolidated balance sheet under accrued expenses and other current liabilities.

Litigation, Claims and Assessments

The Company may be a party in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of June 30, 2017.

9.	Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the six months ended June 30, 2017, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2016 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K. Aside from certain information as of December 31, 2016, all amounts herein are unaudited.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” in the Form 10-K and “Part II: Other Information – Item 1A. Risk Factors” herein.

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

Overview

The Company is a leading provider of live video social networking, and interactive dating applications. Our product portfolio includes Paltalk and Camfrog, which together host one of the world’s largest collections of video-based communities, and FirstMet, a prominent interactive dating brand serving users 35 and older. Our other products include Tinychat, Firetalk, 50More, Ribbit Live, The Grade, and Vumber. Our leading network of products creates a unique social media enterprise where users can meet, see, chat, broadcast and message in real time with other users in our network. Our properties are generally available through Windows®, MacTM OS, iOSTM and AndroidTM platforms.

We believe that live video is in the early stages of adoption for applications related to meeting, chatting, dating, broadcasting and other interactive purposes and over time presents an attractive growth opportunity as it becomes pervasively integrated across the social networking and interactive communications industries. The proprietary technology underlying our products allows us to operate thousands of simultaneous streams, including on mobile platforms that support interactions on a one-on-one, one-to-many and many-to-many basis. We believe our technology represents a significant competitive advantage. Furthermore, most of our technology is supported by a portfolio of 25 issued patents.

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

Our Products

Live Video Chat

We have five products in the video chat space: Paltalk; Camfrog; Tinychat; Ribbit Live; and Firetalk. The major revenue-generating products of the Company are Paltalk and Camfrog. Each product enables individuals to self-organize around topics and users with common affinities. Tinychat, Ribbit Live and Firetalk enable adaptations of our video technology for alternative uses and opportunities in the future.

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

As described below, in the first half of 2017 we founded an innovation lab to leverage our technology and commercial platform to support growth initiatives in the live video markets. In the latter half of 2017, through the support of our innovation lab, we expect to rollout new features to our existing video chat products, such as a live streaming entertainment service within Camfrog, and to build out new products, such as our planned new live video chat consumer application. We expect that, as we channel our resources and focus into new higher growth opportunities in the live video markets, we may experience a decline in users and user activity on our existing live video chat applications. However, we believe that these declines will be offset by increases in users and user activity stemming from the rollout of new features and applications designed in our innovation lab.

Dating

We currently have three dating applications: FirstMet, 50more and The Grade. FirstMet generates substantially all of the revenue in our dating portfolio. 50more, our product targeting users over 50, was introduced in a limited beta launch in the first quarter of 2017 and was launched commercially on July 2017. For the foreseeable future, we expect to focus our dating application resources on FirstMet and 50more. We have deemphasized our promotional efforts for The Grade but expect that it may provide opportunities as a platform for future product evolution.

FirstMet. We provide a leading online dating application under the FirstMet brand. FirstMet is native on Facebook, iOS and Android platforms and is also accessible on mobile devices and desktops at FirstMet.com. FirstMet is extremely scalable and requires limited incremental operational cost to add users, active subscribers or new features catering to additional discrete audiences. FirstMet was the #30 grossing application in the U.S. Lifestyle Category on the Apple App Store in the United States as of August 2, 2017.

FirstMet attracts a demographically and geographically diverse user base, with users in over 180 different countries. FirstMet is intuitive, and allows users and subscribers to easily find, connect and communicate with each other.

50more. We introduced 50more commercially in July 2017 as our dating application targeting adults over the age of 50. 50more is based on our FirstMet platform and utilizing the underlying FirstMet infrastructure and technology, a strategy which allowed us to streamline the process of launching 50more as a new and fresh online dating product. 50more has similar functionality to FirstMet but addresses a different target audience of adults over 50 and is based on a new brand identity. We achieved significant pre-launch adoption and engagement on 50more during its limited beta launch during the first half of 2017, and recorded the following user metrics:

●	10,000+ registered users;
●	7,500+ matches created; and
●	500,000+ cumulative matching questions answered.

We expect that we will operate 50more in parallel with FirstMet in order to leverage the overlap with FirstMet’s user base and cross-sell our users with multiple brands. 50more is available on mobile and desktop platforms.

 The Grade. The Grade is a free mobile dating application offered on iOS and Android designed to foster a high quality community of users by rewarding good behavior and exposing behavior through a grading algorithm based on profile quality, messaging quality and reviews from other users of the application. Despite the uniqueness and early success of The Grade, we decided in late 2015 to shift our resource-focus to FirstMet, with its established user base, and the development of 50more. We believe The Grade remains a viable product with relevant technology, and may provide a platform in the future for other product opportunities.

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

Product Development and Innovation Lab

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

In the first half of 2017, we founded an innovation lab to leverage our technology and commercial platform to support growth initiatives in the live video markets. Our innovation lab is currently pursuing live video social networking and live streaming entertainment opportunities on mobile, two areas that we believe show extraordinary promise for user adoption and revenue growth. In addition, we expect that our innovation lab will be proactive in creating, reshaping and optimizing our current portfolio of video-focused assets to support user growth.

Subscriber Base

Our applications and the majority of revenues generated therefrom are supported by a large user database which includes approximately 179,200 active subscribers worldwide as of June 30, 2017, as compared to 183,000 active subscribers worldwide as of March 31, 2017. Our management believes that the scale of our subscriber base presents a competitive advantage in the video social networking industry and can present growth opportunities to combine video with dating to advance existing products with upsell opportunities as well as to build future brands with cross-sell offers. The scale of our usage also offers us the opportunity to build our third party advertising revenue.

Operational Highlights and Objectives

During the six months ended June 30, 2017, we executed key components of our objectives:

●	founded an innovation lab to leverage our technology and commercial platform to support growth initiatives in the live video markets;
●	substantially completed work on a new live video chat consumer application;
●	initiated development of a live video streaming entertainment service;
●	competed the beta launch of 50more, our dating product targeting users over 50 years old;
●	continued Merger integration efforts, including organizational restructuring, real estate and vendor consolidation, and standardizing our technology platform and reporting systems;
●	completed the Reverse Stock Split at a 1-for-35 ratio; and
●	formed both an audit and compensation committee consisting of three and two independent directors, respectively.

For the near term, our business objectives include:

●	launching our video live streaming entertainment service, which will be initially integrated into Camfrog;
●	launching our new live video chat consumer application;
●	building awareness and usage of 50more in selected US cities;
●	continuing to realize revenue and cost reducing benefits of the Merger integration;
●	enhancing user monetization and revenue through micro-transactions, licensing and advertising;
●	exploring merger and acquisition opportunities; and
●	continuing to defend our intellectual property.

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

Our dating applications generate revenue primarily through subscription fees. Multiple subscription tiers are offered in one-, three- and six-month terms, which continue to vary as we continue to test and optimize length and pricing. Longer-term plans (those with durations longer than one month) are generally available at discounted monthly rates. Pursuant to the terms of service of our dating platforms, subscriptions automatically renew for periods of the same length and at the same price as the original subscription term until terminated by the subscriber. We also hold occasional promotions that offer initial discounted subscriptions that renew at the regular price.

We recognize revenue from monthly premium subscription services beginning in the month in which the subscriptions are originated. Revenues from multi-month subscriptions are recognized on a straight-line basis over the length of the subscription period. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets.

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

Product development expense. Product development expense, which relates to the development of technology of our applications, consists primarily of compensation (including stock-based compensation) and other employee-related costs that are not capitalized for personnel engaged in the design, testing and enhancement of service offerings, as well as amortization of capitalized website development costs.

General and administrative expense. General and administrative expense consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and facilities costs and fees for other professional services. General and administrative expense also includes depreciation of property and equipment and amortization of intangible assets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Bookings	$5,594,745	$2,624,196	$11,737,952	$8,111,482
Net cash (used in) provided by operating activities	$(322,462)	$(513,460)	$620,638	$(105,806)
Net loss	$(1,484,964)	$(742,172)	$(2,522,669)	$(701,383)
Adjusted EBITDA	$(516,362)	$(315,904)	$(729,354)	$(18,589)
Adjusted EBITDA as percentage of total revenues	(8.3)%	(7.3)%	(5.6)%	(0.2)%

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Reconciliation of Net loss to Adjusted EBITDA:
Net loss	$(1,484,964)	$(742,172)	$(2,522,669)	$(701,383)
Interest expense (income), net	4,845	(274)	(31,968)	(559)
Other expense (income), net	18,000	(30,000)	18,000	(30,000)
Depreciation and amortization expense	544,098	359,002	1,095,922	601,602
Loss on disposal of property and equipment	17,074	-	17,074	-
Stock-based compensation expense	384,585	97,540	694,287	111,751
Adjusted EBITDA	$(516,362)	$(315,904)	$(729,354)	$(18,589)

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	19.9%	28.2%	19.5%	28.3%
Sales and marketing expense	34.2%	21.7%	33.7%	20.0%
Product development expense	35.4%	55.7%	34.1%	48.6%
General and administrative expense	33.9%	12.2%	32.3%	10.9%
Total costs and expenses	123.4%	117.7%	119.6%	107.9%
Loss from operations	(23.4)%	(17.7)%	(19.6)%	(7.9)%
Interest income(expense), net	(0.1)%	0.0%	0.2%	0.0%
Other income (expense), net	(0.3)%	0.7%	(0.1)%	0.3%
Total other income (expense), net	(0.4)%	0.7%	0.1%	0.3%
Loss before income taxes	(23.8)%	(17.0)%	(19.5)%	(7.5)%
Provision (benefit) for income taxes	-	-	-	-
Net loss	(23.8)%	(17.0)%	(19.5)%	(7.5)%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues

Revenues increased to $6,239,589 for the three months ended June 30, 2017 from $4,355,567 for the three months ended June 30, 2016. The increase was mainly driven by the inclusion of revenue from pre-Merger Snap products following the completion of the Merger, offset by a decline in subscription revenue and advertising revenue in pre-Merger AVM products.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the three months ended June 30, 2017 and the three months ended June 30, 2016, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	June 30,		Increase	% Increase	June 30,
	2017	2016	(Decrease)	(Decrease)	2017	2016
Subscription revenue	$5,742,707	$3,872,306	$1,870,401	48.3%	92.0%	88.9%
Advertising revenue	496,882	483,261	13,621	2.8%	8.0%	11.1%
Total revenues	$6,239,589	$4,355,567	$1,884,022	43.3%	100.0%	100.0%

Subscription – Our subscription revenue for the three months ended June 30, 2017 increased by $1,870,401, or 48.3%, as compared to the three months ended June 30, 2016. This increase in subscription revenue for the three months ended June 30, 2017 was primarily due to the inclusion of subscription revenue from pre-Merger Snap of approximately $1,995,000, offset by a decline in subscription revenue of approximately $125,000 as compared to the three months ended June 30, 2016 from products attributable to pre-Merger AVM. We believe that the decrease in subscription revenue from pre-Merger AVM products was driven, in part, by a decrease in new transactions in the Paltalk product as we shifted management attention and resources to new higher growth opportunities in the live video market. We also experienced a decline in our international markets, particularly the Middle East, where a decline in monthly active users and a change in the contractual arrangement with our primary payment processor in the region led to reduced paid usage.

Advertising – Our advertising revenue for the three months ended June 30, 2017 increased by $13,621, or 2.8%, as compared to the three months ended June 30, 2016. The slight increase in advertising revenue primarily resulted from the inclusion of advertising revenue from FirstMet as a result of the Merger offset by a decrease driven primarily from changes in advertising partnerships and advertisement placements.

Costs and Expenses

Total costs and expenses for the three months ended June 30, 2017 reflect an increase in costs and expenses of $2,573,695, or 50.2%, as compared to the three months ended June 30, 2016. The following table presents our costs and expenses for the three months ended June 30, 2017 and 2016, the increase or decrease between those periods and the percentage increase or decrease between those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	June 30,		Increase	% Increase	June 30,
	2017	2016	(Decrease)	(Decrease)	2017	2016
Cost of revenue	$1,242,819	$1,227,059	$15,760	1.3%	19.9%	28.2%
Sales and marketing expense	2,135,951	943,448	1,192,503	126.4%	34.2%	21.7%
Product development expense	2,206,440	2,427,355	(220,915)	(9.1)%	35.4%	55.7%
General and administrative expense	2,116,498	530,151	1,586,347	299.2%	33.9%	12.2%
Total costs and expenses	$7,701,708	$5,128,013	$2,573,695	50.2%	123.4%	117.7%

Cost of revenue - Our cost of revenue for the three months ended June 30, 2017 increased by $15,760, or 1.3%, as compared to the three months ended June 30, 2016. This increase for the three months ended June 30, 2017 was primarily driven by increases in fraud monitoring and webhosting expenses offset by decreases in license and permit expenses and payroll expenses as a result of a move to cloud web hosting services. The transition also led to decreases in headcount in our information technology support areas.

Sales and marketing expense - Our sales and marketing expense for the three months ended June 30, 2017 increased by $1,192,503, or 126.4%, as compared to the three months ended June 30, 2016. The increase in sales and marketing expense for the three months ended June 30, 2017 was primarily due to the inclusion of pre-Merger Snap sales and marketing expense following the completion of the Merger.

Product development expense - Our product development expense for the three months ended June 30, 2017 decreased by $220,915, or 9.1%, as compared to the three months ended June 30, 2016. Despite the inclusion of pre-Merger Snap product development expense in 2017, the decrease in product development expense was primarily due to reduced headcount in the product development and engineering teams as the Merger enabled the Company to share resources and leverage expenses.

General and administrative expense - Our general and administrative expense for the three months ended June 30, 2017 increased by $1,586,347, or 299.2%, as compared to the three months ended June 30, 2016. The increase in general and administrative expense was primarily driven by an increase in depreciation and amortization related to the inclusion of pre-Merger Snap fixed and intangible assets. In addition, the increase was in part driven by an increase in investor relations expenses and an increase in officers’ compensation and related stock compensation expense.

Non-Operating Income (Expense)

The following table presents the components of non-operating income (expense) for the three months ended June 30, 2017 and the three months ended June 30, 2016, the decrease between those periods and the percentage decrease between those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	June 30,			%	June 30,
	2017	2016	(Decrease)	(Decrease)	2017	2016
Interest income (expense), net	$(4,845)	$274	$(5,119)	(1,868.2)%	(0.1)%	0.0%
Other income(expense), net	(18,000)	30,000	(48,000)	(160.0)%	(0.3)%	0.7%
Total non-operating income (expense)	$(22,845)	$30,274	$(53,119)	(175.5)%	(0.4)%	0.7%

Non-operating expense for the three months ended June 30, 2017 was $22,845, a net decrease of $53,119, or 175.5%, as compared to a non-operating income of $30,274 for the three months ended June 30, 2016. The decrease in non-operating income was driven by a decrease in proceeds from software implementation income offset by contractual interest incurred and legal settlement expenses.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues

Revenues increased to $12,958,540 for the six months ended June 30, 2017 from $9,293,265 for the six months ended June 30, 2016. The increase was mainly driven by the inclusion of revenue from pre-Merger Snap products following the completion of the Merger, offset by a decline in subscription revenue and advertising revenue in pre-Merger AVM products.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the six months ended June 30, 2017 and the six months ended June 30, 2016, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenues that each represented for those periods:

					% Revenue
	Six Months Ended				Six Months Ended
	June 30,		Increase	% Increase	June 30,
	2017	2016	(Decrease)	(Decrease)	2017	2016
Subscription revenue	$11,966,391	$8,261,580	$3,704,811	44.8%	92.3%	88.9%
Advertising revenue	992,149	1,031,685	(39,536)	(3.8)%	7.7%	11.1%
Total revenues	$12,958,540	$9,293,265	$3,665,275	39.4%	100%	100%

Subscription – Our subscription revenue for the six months ended June 30, 2017 increased by $3,704,811, or 44.8%, as compared to the six months ended June 30, 2016. The increase in subscription revenue for the six months ended June 30, 2017 was primarily due to the inclusion of subscription revenue from pre-Merger Snap of approximately $4,106,000 offset by a decline in subscription revenue of approximately $510,000 as compared to June 30, 2016 from products attributable to pre-Merger AVM. We believe that the decrease in subscription revenue from pre-Merger AVM products was driven, in part, by a decrease in new transactions in the Paltalk product as we shifted management attention and resources to new higher growth opportunities in the live video market during 2017. We also experienced a decline in our international markets, particularly the Middle East, where a decline in monthly active users and a change in the contractual arrangement with our primary payment processor in the region led to reduced paid usage.

Advertising – Our advertising revenue for the six months ended June 30, 2017 decreased by $39,536, or 3.8%, as compared to the six months ended June 30, 2016. The decrease in advertising revenue primarily resulted from changes in advertising partnerships and elimination of a third party toolbar distribution arrangement offset by the inclusion of advertising revenue from pre-Merger Snap of approximately $260,000 following the completion of the Merger.

Costs and Expenses

Total costs and expenses for the six months ended June 30, 2017 reflect an increase in costs and expenses of $5,469,970, or 54.6%, as compared to the six months ended June 30, 2016. The following table presents our costs and expenses for the six months ended June 30, 2017 and 2016, the increase or decrease between those periods and the percentage increase or decrease between those periods:

					% Revenue
	Six Months Ended				Six Months Ended
	June 30,		Increase	% Increase	June 30,
	2017	2016	(Decrease)	(Decrease)	2017	2016
Cost of revenue	$2,524,324	$2,626,059	$(101,735)	(3.9)%	19.5%	28.3%
Sales and marketing expense	4,366,443	1,862,064	2,504,379	134.5%	33.7%	20.0%
Product development expense	4,417,785	4,520,190	(102,405)	(2.3)%	34.1%	48.6%
General and administrative expense	4,186,625	1,016,894	3,169,731	311.7%	32.3%	10.9%
Total costs and expenses	$15,495,177	$10,025,207	$5,469,970	54.6%	119.6%	107.9%

Cost of revenue - Our cost of revenue for the six months ended June 30, 2017 decreased by $101,735, or 3.9%, as compared to the six months ended June 30, 2016. Despite the inclusion of per-merger Snap cost of revenue expenses in 2017, the decrease for the six months ended June 30, 2017 was primarily driven by a move from physical servers to cloud web hosting services. The transition also drove reduced headcount in our information technology support areas.

Sales and marketing expense - Our sales and marketing expense for the six months ended June 30, 2017 increased by $2,504,379, or 134.5%, as compared to the six months ended June 30, 2016. The increase in sales and marketing expense for the six months ended June 30, 2017 was primarily due to the inclusion of pre-Merger Snap sales and marketing expense following the completion of the Merger.

Product development expense - Our product development expense for the six months ended June 30, 2017 decreased by $102,405, or 2.3%, as compared to the six months ended June 30, 2016. Despite the inclusion of pre-Merger Snap product development expense in 2017, the decrease in product development expense was primarily due to reduced headcount in the product development and engineering teams, as well as reduced capitalized software amortization, offset by an increase in consulting services supporting the efforts to enhance user retention and improve monetization.

General and administrative expense - Our general and administrative expense for the six months ended June 30, 2017 increased by $3,169,731, or 311.7%, as compared to the six months ended June 30, 2016. The increase in general and administrative expense was primarily driven by an increase in depreciation and amortization expense and officers’ salaries related to the inclusion of pre-Merger Snap’s fixed and intangible assets and officer headcount. In addition, the increase was in part driven by stock compensation expense relating to executive equity awards, an increase in accounting and legal fees related to the filing of the Form 10-K, and a lease cancellation fee related to our office space on 320 W 37th Street in New York, NY.

Non-Operating Income (Expense)

The following table presents the components of non-operating income (expense) for the six months ended June 30, 2017 and the six months ended June 30, 2016, the increase or decrease between those periods and the percentage increase or decrease between those periods:

					% Revenue
	Six Months Ended				Six Months Ended
	June 30,		Increase	% Increase	June 30,
	2017	2016	(Decrease)	(Decrease)	2017	2016
Interest income (expense), net	$31,968	$559	$31,409	5,618.8%	0.2%	0.0%
Other income(expense), net	(18,000)	$30,000	(48,000)	(160.0)%	(0.1)%	0.3%
Total non-operating income (expense)	$13,968	$30,559	$(16,591)	(54.3)%	0.1%	0.3%

Non-operating income for the six months ended June 30, 2017 was $13,968, a net decrease of $16,591, or 54.3%, as compared to $30,559 for the six months ended June 30, 2016. The decrease in non-operating income was driven by a legal settlement expenses and contractual interest incurred.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2017	2016
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$620,638	$(105,806)
Net cash used in investing activities	(134,326)	(204,858)
Net cash used in financing activities	(34,289)	-
Net increase (decrease) in cash and cash equivalents	$452,023	$(310,664)

We have historically financed our operations through cash generated from operations. Currently, our primary source of liquidity is cash on hand and cash flows from continuing operations. As of June 30, 2017, we had $4,614,619 in cash and cash equivalents, as compared to cash and cash equivalents of $4,162,596 as of December 31, 2016, and no long-term debt.

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

We are continuously evaluating and implementing cost reduction initiatives to manage the expense of our operations. During 2017, we plan to continue to reduce costs by consolidating vendors (including office space, payment processing, licensing agreements, etc.), consolidating advertising affiliate partners, consolidating internal departments (such as customer service) and by using incremental offshore product development resources.

Operating Activities

Net cash provided by operating activities was $620,638 for the six months ended June 30, 2017, as compared to net cash used in operating activities of $105,806 for the six months ended June 30, 2016. The increase in net cash provided by operating activities of $726,444 was mainly a result of an increase in subscription revenue received during the period due to the merger.

Significant items impacting cash flow in the six months ended June 30, 2017 included significant cash outlays relating to advertising and marketing expense and increased headcount related expenses in the product development area. These uses of cash were offset in part by collections in subscription and advertising revenue received during the period.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 and 2016 was $134,326 and $204,858, respectively. The decrease in cash used in investing activities for the six months ended June 30, 2017 was primarily the result of reduced purchases of computers and office furniture. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 and 2016 was $34,289 and $0, respectively. The cash used in financing activities for the six months ended June 30, 2017 was related to the repayment of capital leases.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

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

Remediation of Material Weakness in Internal Control over Financial Reporting

As described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, we determined that we did not maintain effective internal control over financial reporting due to a material weakness consisting of the lack of an audit committee.

On February 2, 2017, we formed an audit committee consisting of three independent members of our Board of Directors, as independence is defined by the rules of NASDAQ. As such, management documented and implemented a remediation of its internal control processes and procedures. Management believes sufficient time has passed and concluded, through testing, that these controls operate effectively.

Based on the evaluation as of June 30, 2017, for the reasons set forth below, our chief executive officer and chief financial officer believe that sufficient time has passed and concluded, through testing, that these controls operate effectively. Therefore, our management, including our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act), other than those mentioned above, during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than as set forth below, there were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the Form 10-K. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Form 10-K.

Investor relations activities, nominal “float” and supply and demand factors may affect the price of our common stock.

We have engaged an investor relations firm to create investor awareness for our Company. These campaigns may include non-deal road shows and personal, video and telephone conferences with investors and prospective investors in which our business and business practices are described. We provide compensation to our investor relations firm, and may in the future provide compensation to additional investor relations firms or financial advisory firms, for these services, and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly available information concerning us. We do not intend to review or approve of the content of such analyst reports or other writings and communications that are based upon analysts’ own research or methods. Investor relations firms are generally required to disclose when they are compensated for their efforts and the source of such compensation, but whether such disclosure is made or in compliance with applicable laws is not under our control. In addition, investors in the Company may, from time to time, take steps to encourage investor awareness through similar activities that may be undertaken at the expense of such investors. Investor awareness activities may also be suspended or discontinued which may impact the trading market of our common stock.

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases. We and our stockholders may be subjected to enhanced regulatory scrutiny due to the fact that our affiliates hold a majority of our outstanding common stock and we have a limited number of shares of common stock that are publicly available for resale. The limited trading markets in which our shares of common stock may be offered or sold have often been associated with improper activities concerning penny-stocks, such as the OTCQB Marketplace or the pink sheets.

The Supreme Court of the United States has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities. Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices. Securities regulators have often cited thinly-traded markets, small numbers of holders and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases. There can be no assurance that our activities or the activities of third parties, or the small number of potential sellers or small percentage of stock in our public float, or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock, will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of our common stock.

Risks relating to our decision to accept cryptocurrency as a form of payment may subject us to exchange risk and additional tax and regulatory requirements.

In August 2017, we began accepting Bitcoin as a form of payment for purchases on two of our applications, Camfrog and Tinychat. In the future, we may accept Bitcoin and other forms of cryptocurrency across our entire portfolio of applications.

Bitcoin is not considered legal tender or backed by any government and has experienced price volatility, technological glitches and various law enforcement and regulatory interventions. At present, we do not accept Bitcoin payments directly, but use a third party vendor to accept Bitcoin payments on our behalf. That third party vendor then immediately converts the Bitcoin payments into U.S. dollars so that we receive payment for the transaction at the sales price in U.S. dollars.

The use of cryptocurrency such as Bitcoin has been prohibited or effectively prohibited in some countries. If we fail to comply with prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences.

We may also hold Bitcoin and other cryptocurrency directly. Consequently, we may have exchange rate risk on the amounts we hold, as well as the risks that regulatory or other developments may adversely affect the value of the cryptocurrency we hold. In the future, we may transact in cryptocurrency directly or increase our cryptocurrency holdings. This would subject us to additional exchange risk and other risks described above, which may have an adverse effect on our results.

There is substantial uncertainty regarding the future legal and regulatory requirements relating to cryptocurrency or transactions utilizing cryptocurrency. These uncertainties, as well as future accounting and tax developments, or other requirements relating to cryptocurrency, could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

On June 22, 2017, we issued 6,000 shares of our common stock to MZHCI, LLC as consideration for investor relations services. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction not involving any public offering.

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

Issuer repurchases of common stock

The following table details our repurchases of common stock during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
May 18, 2017 - May 31, 2017	—	$—	—	$1.0
June 1, 2017 - June 30, 2017	—	—	—	1.0
Total	—	$—	—

(1)	On May 18, 2017, we announced a repurchase plan to repurchase up to $1.0 million of our common stock for cash. The repurchase plan expires on May 18, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description
2.1#	Agreement and Plan of Merger, dated September 13, 2016, by and among Snap Interactive, Inc., SAVM Acquisition Corporation, A.V.M. Software, Inc. and Jason Katz (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 14, 2016 by the Company with the SEC).
3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.2	Certificate of Amendment of Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 14, 2016 by the Company with the SEC).
3.4	Certificate of Amendment to Certificate of Incorporation, dated May 19, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).
3.5	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2017 (incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed on March 28, 2017 by the Company with the SEC).
3.6*	Certificate of Amendment to Certificate of Incorporation, dated May 25, 2017.
10.1	Nonqualified Stock Option Agreement, dated as of April 13, 2017, by and between Snap Interactive, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 19, 2017 by the Company with the SEC).
10.2	Employment Agreement, dated May 5, 2017, by and between Snap Interactive, Inc. and Eric Sackowitz (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 11, 2017 by the Company with the SEC).
10.3	Option Cancellation and Release Agreement, dated May 5, 2017, by and between Snap Interactive, Inc. and Eric Sackowitz (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on May 11, 2017 by the Company with the SEC).
10.4	First Amendment to Snap Interactive, Inc. 2016 Long Term Incentive Plan, dated as of April 10, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 30, 2017 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

# Schedules and exhibits have been omitted pursuant to Item 601(b)|(2) of Regulation S-K. Snap-Interactive, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

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

SNAP INTERACTIVE, INC.

Date: August 8, 2017	By:	/s/ Alexander Harrington
Alexander Harrington
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Judy Krandel
Judy Krandel
Chief Financial Officer
(Principal Financial and Accounting Officer)