Form 10-Q
period 2017-09-30
Snap Interactive, Inc
filed 2017-11-08
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2017
Common Stock, par value $0.001 per share	6,517,745*

*  Excludes 158,571 shares of unvested restricted stock.

SNAP INTERACTIVE, INC. QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2017

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

EXPLANATORY NOTE

On October 7, 2016, Snap Interactive, Inc. (“Snap”) completed its previously announced merger with A.V.M. Software, Inc. (d/b/a Paltalk) (“AVM”), pursuant to which SAVM Acquisition Corporation, Snap’s wholly owned subsidiary, merged with and into AVM, with AVM surviving as a wholly owned subsidiary of Snap (the “AVM Merger”). As a result of the AVM Merger, the former shareholders of AVM received shares of Snap’s common stock representing approximately 77.9% of the outstanding shares of common stock of the post-AVM Merger combined company, and Snap’s former shareholders retained approximately 22.1% of the outstanding shares of common stock of the post-AVM Merger combined company, in each case including unvested shares of restricted stock in the total number of shares of common stock outstanding. In connection with the consummation of the AVM Merger, Snap fully repaid its outstanding 12% Senior Secured Convertible Note due February 13, 2017 in the original aggregate principal amount of $3,000,000.

The AVM Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with AVM being treated as the accounting acquirer of Snap. As such, the historical financial statements of AVM are treated as the historical financial statements of the combined company. Accordingly, the financial results for the quarterly period ended September 30, 2017 presented in this Form 10-Q reflect the operations of the combined company. These results for the quarterly period ended September 30, 2017 are compared to the financial results for pre-AVM Merger AVM for the quarterly period ended September 30, 2016.

For additional information, see the Notes to our Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q.

Unless the context otherwise indicates, all references in this Quarterly Report on Form 10-Q to “Snap,” “we,” “our,” “us,” and the “Company” refer to the post-AVM Merger combined company and its subsidiaries on a consolidated basis.

ii

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to generate and maintain active subscribers and to maintain engagement with our user base;
●	the intense competition in the online live video and dating industries and our ability to effectively compete with existing competitors and new market entrants;
●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple Inc. (“Apple”), Facebook, Inc. (“Facebook”) and Google Inc. (“Google”) and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;
●	our ability to develop, establish and maintain strong brands;
●	our ability to offset fees associated with the distribution platforms that host our applications;
●	our reliance on our executive officers;
●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;
●	our ability to release new applications or improve upon existing applications and derive revenue therefrom and our ability to update our applications to respond to rapid technological changes;
●	our ability to protect our intellectual property rights;
●	our ability to successfully integrate the operations of Snap and Paltalk and manage our growth;
●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;
●	the ability of foreign governments to restrict access to our applications;
●	the reliance of our mobile applications on high-bandwidth data capabilities;
●	our reliance on third party email service providers for delivery of email campaigns to convert users to subscribers and to retain subscribers;
●	our reliance on third party investor relations firms to help create awareness of our Company and compliance by such third parties with regulatory requirements related to promotional reports;
●	the effect of security breaches, computer viruses and computer hacking attacks;
●	our ability to comply with laws and regulations regarding privacy and protection of user data;
●	the impact of changes in laws or regulations that would adversely impact the use of the internet, including net neutrality laws;
●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;
●	legal and regulatory requirements related to our acceptance of cryptocurrency as a method of payment;
●	governmental regulation or taxation of the online video chat and dating industries;
●	the impact of any claim that we have infringed on intellectual property rights of others;
●	our ability to effectively integrate companies and properties that we acquire;
●	the risk that we might be deemed a “dating service” or an “Internet dating service” under various state regulations;
●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;
●	the risk that we may face litigation resulting from the transmission of information through our applications;
●	our ability to obtain additional capital or financing to execute our business plan;
●	our ability to attract and retain qualified employees; and
●	our ability to maintain effective internal controls over financial reporting.

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the risk factors set forth in (i) our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2017 and (ii) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which was filed with the SEC on August 8, 2017. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this report, except to the extent required by applicable securities laws.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$3,300,267	$4,162,596
Credit card holdback receivable	157,250	172,169
Accounts receivable, net of allowances and reserves of $46,858 and $57,674, respectively	529,593	958,695
Prepaid expense and other current assets	472,684	1,047,483
Total current assets	4,459,794	6,340,943
Property and equipment, net	635,160	793,305
Goodwill	13,086,472	14,304,667
Intangible assets, net	4,341,630	5,605,193
Other receivables	51,814	82,435
Other assets	66,807	397,608
Total assets	$22,641,677	$27,524,151

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,961,950	$1,665,831
Accrued expenses and other current liabilities	689,022	472,406
Deferred subscription revenue	2,624,018	2,828,827
Total current liabilities	5,274,990	4,967,064
Deferred rent, net of current portion	-	261,286
Deferred tax liability	-	1,452,339
Total liabilities	5,274,990	6,680,689
Commitments and Contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; and 6,719,199 and 6,714,915 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	6,719	6,715
Additional paid-in capital	16,916,791	15,865,568
Retained earnings	443,177	4,971,179
Total stockholders’ equity	17,366,687	20,843,462
Total liabilities and stockholders’ equity	$22,641,677	$27,524,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Subscription revenue	$5,447,119	$4,181,950	$17,413,511	$12,443,530
Advertising revenue	480,356	465,998	1,472,505	1,497,683
Total revenues	5,927,475	4,647,948	18,886,016	13,941,213
Costs and expenses:
Cost of revenue	1,228,198	1,120,788	3,753,522	3,746,847
Sales and marketing expense	1,944,488	862,639	6,310,931	2,724,703
Product development expense	2,217,777	1,864,430	6,635,561	6,384,620
General and administrative expense	2,549,112	867,900	6,735,737	1,884,794
Total costs and expenses	7,939,575	4,715,757	23,435,751	14,740,964
Loss from operations	(2,012,100)	(67,809)	(4,549,735)	(799,751)
Interest income, net	7,765	-	39,643	802
Other (expense) income, net	-	243	(17,910)	30,000
Loss before provision for income taxes	(2,004,335)	(67,566)	(4,528,002)	(768,949)
Provision for income taxes	-	341,366	-	341,366
Net (loss) income	$(2,004,335)	$273,800	$(4,528,002)	$(427,583)

Net (loss) income per share of common stock:
Basic and diluted	$(0.31)	$0.22	$(0.70)	$(0.35)
Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic and diluted	6,452,292	1,233,996	6,449,572	1,233,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2017	6,714,915	$6,715	$15,865,568	$4,971,179	$20,843,462
Stock-based compensation expense for restricted stock awards and stock options	-		1,033,143	-	1,033,143
Shares issued for consulting services	6,000	6	19,794	-	19,800
Cancellation of common stock	(1,716)	(2)	(1,714)	-	(1,716)
Net loss for the period	-	-	-	(4,528,002)	(4,528,002)
Balance at September 30, 2017	6,719,199	$6,719	$16,916,791	$443,177	$17,366,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,528,002)	$(427,583)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	355,348	321,167
Amortization of intangible assets	1,263,563	413,317
Loss on disposal of property and equipment	17,074	-
Stock-based compensation expense	1,033,143	118,001
Common stock issued for services	19,800	-
Cancellation of common stock	(1,716)	-
Bad debt expense	79,486	-
Deferred tax asset	-	(341,366)
Changes in operating assets and liabilities:
Credit card holdback receivable	14,919	138,800
Accounts receivable	349,616	289,947
Other assets	20,361	(50,519)
Prepaid expenses and other current assets	574,799	(188,607)
Accounts payable, accrued expenses and other current liabilities	575,510	380,632
Deferred rent	4,775	-
Deferred subscription revenue	(438,953)	(352,215)
Net cash (used in) provided by operating activities	(660,277)	301,574
Cash flows from investing activities:
Purchase of property and equipment	(214,277)	(157,897)
Return of security deposit	75,000	-
Net cash used in investing activities	(139,277)	(157,897)
Cash flows from financing activities:
Payments of capital lease obligations	(62,775)	-
Net cash used in financing activities	(62,775)	-
Net (decrease) increase in cash and cash equivalents	(862,329)	143,677
Balance of cash and cash equivalents at beginning of period	4,162,596	6,676,557
Balance of cash and cash equivalents at end of period	$3,300,267	$6,820,234

Supplemental disclosure of cash flow information:
Cash paid in interest	$12,899	$560
Cash paid in taxes	$26,210	$-

Non-cash investing and financing activities
Measurement period adjustments:
Goodwill	$1,218,195	$-
Deferred tax liability	$1,452,339	$-
Deferred subscription revenue	$234,144	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

On October 7, 2016, Snap Interactive, Inc. and its wholly owned subsidiary, Snap Mobile Limited (collectively, “SNAP”), completed a business combination with privately-held A.V.M. Software, Inc. and its wholly owned subsidiaries, Paltalk Software Inc., Paltalk Holdings, Inc., Tiny Acquisition Inc., Camshare, Inc., Vumber LLC and Fire Talk LLC (collectively, “AVM”) in accordance with the terms of an Agreement and Plan of Merger (the “AVM Merger Agreement”), by and among SNAP, SAVM Acquisition Corporation, SNAP’s former wholly owned subsidiary, AVM and Jason Katz, pursuant to which AVM merged with and into SAVM Acquisition Corporation, with AVM surviving as a wholly owned subsidiary of SNAP (the “AVM Merger”).

Under U.S. generally accepted accounting principles (“GAAP”), the AVM Merger is treated as a “reverse merger” under the acquisition method of accounting. For accounting purposes, AVM is considered to have acquired SNAP. Consequently, the historical financial statements reflect the operations and financial condition of AVM and operating results of SNAP are reported beginning on the closing date of the AVM Merger (collectively, the “Company”).

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

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheet, results of operations, cash flows and changes in the stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results and the results for the three and nine months ended September 30, 2017 are not necessarily indicative of results for the year ending December 31, 2017, or for any other period.

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

2.	Summary of Significant Accounting Policies

During the nine months ended September 30, 2017, there were no material changes to the Company’s significant accounting policies from those disclosed in the Form 10-K. Certain significant accounting policies relied on in the preparation of the accompanying unaudited condensed consolidated financial statements are as follows:

Significant Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

Significant estimates relied upon in preparing these financial statements include the estimates used to determine the fair value of the Company’s common stock up until the time of the AVM Merger, stock options issued in share based payment arrangements, collectability of the Company’s accounts receivable and the valuation allowance on deferred tax assets. Management evaluates these estimates on an ongoing basis. Changes in estimates are recorded in the period in which they become known. The Company bases estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU 2016-08, Revenue Recognition - Principal versus Agent (reporting revenue gross versus net). Also, in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers Identifying Performance Obligations and Licensing, and in May 2016 the FASB issued ASU 2016-12, Revenue Recognition – New Scope Improvements and Practical Expedients. These standards are effective for interim and annual periods beginning after December 15, 2017, and may be adopted earlier. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company is currently evaluating the impact the standards will have on the Company’s condensed consolidated financial statements and determining the transition method, including the period of adoption, that it will apply.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms of conditions of a share based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following are met: 1) the fair value of the modified award is the same as the fair value of the original award; 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award; and 3) the classification of the modified award as an equity instrument or liability instrument is the same as the classification of the original award. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company expects no impact from adopting this guidance and will adopt this on a prospective basis.

3.	Property and Equipment, Net

Property and equipment, net consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(unaudited)
Computer equipment	$3,706,017	$3,720,985
Website development	2,262,492	2,050,980
Furniture and fixtures	89,027	89,027
Leasehold improvements	32,726	32,726
Total property and equipment	6,090,262	5,893,718
Less: Accumulated depreciation	(5,455,102)	(5,100,413)
Total property and equipment, net	$635,160	$793,305

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation expense for the three and nine months ended September 30, 2017 was $101,801 and $355,348, respectively, as compared to $120,294 and $321,167, respectively, for the three and nine months ended September 30, 2016. During May 2017, the Company disposed of approximately $17,000 of computer equipment and furniture and fixtures in relation to a relocation of its corporate office, which is reflected on the condensed consolidated balance sheets in property and equipment, net. The Company only holds property and equipment in the United States.

4.	Business Combination

On October 7, 2016, AVM completed the AVM Merger with SNAP, pursuant to which SAVM Acquisition Corporation, SNAP’s former wholly owned subsidiary, merged with and into AVM, with AVM surviving as a wholly owned subsidiary of SNAP.

The Company finalized the original valuation and as part of a revision for the AVM Merger, the Company made an adjustment to increase the fair value of the deferred revenue at the acquisition date by $234,144, offset by a decrease in deferred tax liability of $1,452,339, with a corresponding decrease to goodwill reflected in the accompanying condensed consolidated financial statements. Additionally, the change to the provisional amount resulted in amortization of deferred revenue of $65,000 during the three and nine months ended September 30, 2017.

5.	Intangible Assets, Net

Intangible assets, net consisted of the following at September 30, 2017 and December 31, 2016:

	September 30,			December 31,
	2017			2016
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$50,000	$(20,625)	$29,375	$50,000	$(18,750)	$31,250
Trade names, trademarks product names, URLs	1,555,000	(521,604)	1,033,396	1,555,000	(329,979)	1,225,021
Internally developed software	2,720,000	(1,800,030)	919,970	2,720,000	(1,498,029)	1,221,971
Subscriber/customer relationships	4,219,000	(2,001,111)	2,217,889	4,219,000	(1,338,799)	2,880,201
Lead pool	282,000	(141,000)	141,000	282,000	(35,250)	246,750
Total intangible assets	$8,826,000	$(4,484,370)	$4,341,630	$8,826,000	$(3,220,807)	$5,605,193

Amortization expense for the three and nine months ended September 30, 2017 was $421,188 and $1,263,563, respectively, as compared to $137,771 and $413,317, respectively, for the three and nine months ended September 30, 2016. The estimated aggregate amortization expense for each of the next five years and thereafter will be $419,934 in 2017, $1,599,719 in 2018, $1,087,333 in 2019, $592,681 in 2020, $444,167 in 2021 and $197,796 thereafter.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(unaudited)
Compensation, benefits and payroll taxes	$287,475	$311,845
Other accrued expenses	401,547	160,561
Total accrued expenses and other current liabilities	$689,022	$472,406

7.	Stockholders’ Equity

The Snap Interactive, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 181,604 shares of the Company’s common stock may be delivered pursuant to outstanding options awarded under the 2011 Plan, however no additional awards may be granted under such plan. The Snap Interactive, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. On May 25, 2017, the Company’s stockholders approved an amendment to the 2016 Plan to increase the maximum number of shares issuable pursuant to the 2016 Plan to 1,300,000 shares. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of September 30, 2017, there were 665,378 shares available for future issuance under the 2016 Plan.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the following periods:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2017
Expected volatility	155.0%	116.1%-155.0%
Expected life of option	6.3	5.0-7.0
Risk free interest rate	2.2%	1.7%-2.1%
Expected dividend yield	0.0%	0.0%

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

The following tables summarize stock option activity during the nine months ended September 30, 2017:

		Weighted
	Number of	Average Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2017	573,110	$6.94
Granted	367,150	3.75
Expired or canceled, during the period	(119,684)	7.62
Forfeited, during the period	(3,556)	5.16
Outstanding at September 30, 2017	817,020	$5.42
Exercisable at September 30, 2017	383,156	$7.81

During the nine months ended September 30, 2017, the Company entered into option cancellation and release agreements with three employees, pursuant to which each of the parties agreed to cancel outstanding options to purchase an aggregate of 77,312 shares of common stock of the Company at exercise prices ranging from $4.55 to $21.00 per share. In exchange for the cancellation of the options, the Company granted the employees replacement options to purchase an aggregate of 64,600 shares of common stock of the Company at exercise prices ranging from $3.36 to $6.00 per share. The incremental value of the modified options compared to the original options, both valued on the respective modification date, of $55,055 is being recognized over the vesting terms of the options.

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

On September 30, 2017, the aggregate intrinsic value of stock options that were outstanding and exercisable was $17,565 and $9,972, respectively. On September 30, 2016, the aggregate intrinsic value of stock options that were outstanding and exercisable was $235,860 and $225,170, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended September 30, 2017, the Company granted options to employees to purchase an aggregate 58,696 shares of common stock at exercise prices ranging from $3.34 to $4.50. The options vest between one and four years and have a term of ten years.

The aggregate fair value for the options granted during the nine months ended September 30, 2017 was $966,560. The aggregate fair value for the options granted during the nine months ended September 30, 2016 was $87,000.

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenue	$333	$-	$3,279	$-
Sales and marketing expense	1,039	-	908	-
Product development expense	3,396	5,590	36,628	113,592
General and administrative expense	148,714	660	436,206	4,409
Total stock compensation expense	$153,482	$6,250	$477,021	$118,001

At September 30, 2017, there was $1,171,251 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the nine months ended September 30, 2017:

Weighted
Average
	Number of	Grant Date
	RSAs	Fair Value
Restricted Stock Awards:
Outstanding at January 1, 2017	264,286	$20.29
Granted	-	-
Expired or canceled, during the period	-	-
Forfeited, during the period	-	-
Outstanding at September 30, 2017	264,286	$20.29

At September 30, 2017, there was $1,482,991 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.8 years.

Stock-based compensation expense relating to restricted stock awards for the three and nine months ended September 30, 2017 was $185,374 and $556,122, respectively, as compared to $0 for the three and nine months ended September 30, 2016.

Common Stock

On May 18, 2017, we announced a stock repurchase plan to repurchase up to $1.0 million of our common stock for cash. The repurchase plan was automatically terminated pursuant to its terms on September 11, 2017 in connection with the public announcement of the proposed merger with LiveXLive. At the time of the termination of the repurchase plan, we had repurchased an aggregate of 2,346 shares of our common stock for an aggregate purchase price of $7,038.

8.	Net (Loss) Income Per Share

Basic net loss per share of common stock is computed based upon the number of weighted average shares of common stock outstanding as defined by ASC Topic 260, Earnings Per Share. Diluted net loss per share of common stock includes the dilutive effects of stock options and stock equivalents. To the extent stock options are antidilutive, they are excluded from the calculation of diluted net loss per share of common stock. For the three and nine months ended September 30, 2017, 817,020 shares upon the exercise of outstanding stock options and 264,286 shares of unvested restricted stock were not included in the computation of diluted net loss per share because their inclusion would be antidilutive. For the three months ended September 30, 2016, diluted net income per share did not include the effect of any shares issuable upon the exercise of stock options as the exercise price of these options were not less than the average market price during the period.

For the nine months ended September 30, 2016, 71,700 shares upon the exercise of outstanding stock options were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.

SNAP INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Commitments

Operating Lease Agreements

As result of the AVM Merger, the Company entered into a lease for office space located at 320 W 37th Street, 13th Floor, New York, NY 10018. The term of the lease originally ran until March 4, 2022. The Company’s monthly office rent payments under the lease were approximately $26,000 per month. On March 3, 2017, the Company entered into an agreement to terminate the lease for this office space. Under the terms of the lease termination agreement, the Company vacated the offices by May 31, 2017 and agreed to forfeit its security deposit of $200,659.

Total rent, utilities, real estate tax expense and commercial rent tax expense relating to operating lease agreements for the three and nine months ended September 30, 2017 were approximately $91,000 and $263,000, respectively, as compared to $33,460 and $314,055, respectively, for the three and nine months ended September 30, 2016.

Capital Lease Agreements

As result of the AVM Merger, the Company acquired five three-year capital lease agreements with Hewlett Packard Financial Services Company. The Company’s monthly payments under these capital leases are approximately $7,600. The Company recognizes these leases on the condensed consolidated balance sheet under accrued expenses and other current liabilities.

Litigation, Claims and Assessments

The Company may be a party in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of September 30, 2017.

10.	Subsequent Events

Restricted Awards Vesting

On October 7, 2017, an aggregate of 105,715 shares of restricted stock held by Clifford Lerner, a member of the Company’s Board of Directors, vested. Pursuant to the terms of Mr. Lerner’s restricted stock awards, the Company withheld an aggregate of 43,405 of the vesting shares of restricted stock to satisfy Mr. Lerner’s tax withholding obligations incurred in connection with the vesting of the shares of restricted stock.

Terminated LiveXLive Merger Agreement

On September 6, 2017, the Company entered into an Agreement and Plan of Merger with LiveXLive Media, Inc. (“LiveXLive”), LXL Video Acquisition Corp., a wholly owned subsidiary of LiveXLive (“Merger Sub”), and Jason Katz, as the agent of the stockholders of the Company, pursuant to which the Company would have merged with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of LiveXLive (the “LiveXLive Merger Agreement”).

On October 31, 2017, the Company provided a letter to LiveXLive that terminated the LiveXLive Merger Agreement, pursuant to Section 8.2(a) of the LiveXLive Merger Agreement, due to certain conditions of the LiveXLive Merger Agreement not having been fulfilled as of October 27, 2017, which relieved the Company of its obligations under the LiveXLive Merger Agreement. No termination fee was payable by the Company in connection with the termination of the LiveXLive Merger Agreement.

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no other events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the nine months ended September 30, 2017, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2017 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K. Aside from certain information as of December 31, 2016, all amounts herein are unaudited.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” in the Form 10-K and “Part II: Other Information – Item 1A. Risk Factors” herein and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 8, 2017 (the “Second Quarter 10-Q”).

AVM Merger

On October 7, 2016, we completed our previously announced merger with A.V.M. Software, Inc. (d/b/a Paltalk) (“AVM”), pursuant to which SAVM Acquisition Corporation, our wholly owned subsidiary, merged with and into AVM, with AVM surviving as a wholly owned subsidiary of Snap (the
“AVM Merger”). As a result of the AVM Merger, the former shareholders of AVM received shares of Snap’s common stock representing approximately 77.9% of the outstanding shares of common stock of the post-AVM Merger combined company, and Snap’s former shareholders retained approximately 22.1% of the outstanding shares of common stock of the post-AVM Merger combined company, in each case including unvested shares of restricted stock in the total number of shares of common stock outstanding.

Except as otherwise specifically provided, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the business and operations of AVM and its consolidated subsidiaries for the periods prior to the closing of the AVM Merger and on a consolidated basis with Snap and its subsidiary for periods after the closing of the AVM Merger. Unless the context otherwise indicates, references to “Snap,” “we,” “our,” “us” and the “Company” refer to the post-AVM Merger combined company and its subsidiaries on a consolidated basis.

Presentation for Reverse Stock Split

On January 5, 2017, we effected a 1-for-35 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each issued and outstanding share of our common stock, and the per share exercise price of and number of shares of our common stock underlying our outstanding stock options, was automatically proportionally adjusted based on the 1-for-35 Reverse Stock Split ratio. Except as otherwise provided herein, all share and per-share amounts of our common stock and stock options have been adjusted to give effect to the Reverse Stock Split for all periods presented. The Reverse Stock Split did not alter the par value of our common stock, which remains at $0.001 per share, modify any voting rights or other terms of our common stock or impact the amount of preferred stock we are authorized to issue.

Terminated LiveXLive Merger Agreement

On September 6, 2017, the Company entered into an Agreement and Plan of Merger with LiveXLive Media, Inc. (“LiveXLive”), LXL Video Acquisition Corp., a wholly owned subsidiary of LiveXLive (“Merger Sub”), and Jason Katz, as the agent of the stockholders of the Company, pursuant to which the Company would have merged with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of LiveXLive (the “LiveXLive Merger Agreement”).

On October 31, 2017, the Company provided a letter to LiveXLive that terminated the LiveXLive Merger Agreement, pursuant to Section 8.2(a) of the LiveXLive Merger Agreement, due to certain conditions of the LiveXLive Merger Agreement not having been fulfilled as of October 27, 2017, which relieved the Company of its obligations under the LiveXLive Merger Agreement. No termination fee was payable by the Company in connection with the termination of the LiveXLive Merger Agreement.

Overview

The Company is a leading provider of live video social networking, and interactive dating applications. Our product portfolio includes Paltalk and Camfrog, which together host one of the world’s largest collections of video-based communities, and FirstMet, a prominent interactive dating brand serving users 35 and older. Our other products include Tinychat, Firetalk, 50More, Ribbit Live, The Grade and Vumber. Our leading network of products creates a unique social media enterprise where users can meet, see, chat, broadcast and message in real time with other users in our network. Our properties are generally available through Windows®, MacTM OS, iOSTM and AndroidTM platforms.

We believe that live video is in the early stages of adoption for applications related to meeting, chatting, dating, broadcasting and other interactive purposes and over time presents an attractive growth opportunity as it becomes pervasively integrated across the social networking and interactive communications industries. The proprietary technology underlying our products allows us to operate thousands of simultaneous streams, including on mobile platforms that support interactions on a one-on-one, one-to-many and many-to-many basis. We believe our technology represents a significant competitive advantage. Furthermore, most of our technology is supported by a portfolio of 26 issued patents.

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

As described below, in the first half of 2017, we founded an innovation lab to leverage our technology and commercial platform to support growth initiatives in the live video markets. Through the support of our innovation lab, we recently updated Camfrog to support one-to-many live streaming video capabilities through the launch of Camfrog Live. Camfrog Live offers a wide variety of live video broadcasting entertainment while allowing spontaneous, real-time engagement at a more personal level. The platform offers these viewing users a unique way of connecting and sharing through live interaction with content creators, allowing them to offer feedback and appreciation, including cash donations and tips. Camfrog will continue to support its leading traditional group video chat service, which the Company believes is complemented by the addition of live streaming entertainment.

We plan to continue to rely on our innovation lab to support our live video growth initiatives, including through the addition of new features to our existing video chat applications and the build out of new products, such as our planned new live video chat consumer application and our increasing focus on blockchain technology and product development, partnerships and investments.

We expect that, as we channel our resources and focus into new, higher growth opportunities in the live video markets, we may experience a decline in users and user activity on our legacy live video chat applications. However, we believe that these declines will be offset by increases in users and user activity stemming from the updates and applications designed in our innovation lab.

Dating

We currently have three dating applications: FirstMet, 50more and The Grade. FirstMet generates substantially all of the revenue in our dating portfolio. 50more, our product targeting users over 50, was introduced in a limited beta launch in the first quarter of 2017 and was launched commercially in July 2017. For the foreseeable future, we expect to focus our dating application resources on FirstMet and 50more.

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

50more. We introduced 50more commercially in July 2017 as our dating application targeting adults over the age of 50. 50more is based on our FirstMet platform and utilizes the underlying FirstMet infrastructure and technology, a strategy which allowed us to streamline the process of launching 50more as a new and fresh online dating product. 50more has similar functionality to FirstMet but offer more information-rich user profiles and addresses a different target audience of adults over 50. 50more is also based on a new brand identity.

We expect that we will operate 50more in parallel with FirstMet in order to leverage the overlap with FirstMet’s user base and cross-sell our users with multiple brands. 50more is available on mobile and desktop platforms.

The Grade. The Grade is a free mobile dating application offered on iOS and Android designed to foster a high quality community of users by rewarding good behavior and exposing improper behavior through a programmatic grading algorithm. Despite the uniqueness and early success of The Grade, we decided in late 2015 to shift our promotional and product development resource-focus to FirstMet, with its established user base, and the development of 50more. We believe The Grade remains a viable product with relevant technology, and it may provide a platform in the future for other product opportunities.

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

We develop most of our software internally. We will, however, purchase technology and license intellectual property rights where it is strategically important, operationally compatible or economically advantageous. For instance, we partner with third parties to further our internationalization efforts as we look to bring additional languages into our existing platforms. We are not materially dependent upon licenses and other agreements with third parties relating to product development.

In the first half of 2017, we founded an innovation lab to leverage our technology and commercial platform to support growth initiatives in the live video markets. Our innovation lab is currently pursuing live video social networking and live streaming entertainment opportunities on mobile, two areas that we believe show extraordinary promise for user adoption and revenue growth. In addition, we expect that our innovation lab will be proactive in creating, reshaping and optimizing our current portfolio of video-focused assets to support user growth. As described above, our innovation lab recently launched Camfrog Live as an update to our existing Camfrog application to provide support for one-to-many live streaming videos and to include new monetization opportunities for content creators. We believe that the launch of Camfrog Live has the potential to substantially grow our user base by providing a compelling platform for live video interactions.

In the second half of 2017, our innovation lab began exploring opportunities to develop and integrate blockchain technology into new products and future iterations of our applications. As a result, we recently completed a multi-month analysis by our internal blockchain development team that resulted in updates to our Camfrog and Tinychat platforms to allow bitcoin as an accepted form of payment. We believe that blockchain represents a significant opportunity to develop the future generation of live video social media applications in the most private, secure and decentralized manner achievable and we are currently researching additional opportunities to integrate blockchain technology into existing and future products, and exploring opportunities for partnership and strategic transactions.

Subscriber Base

Our applications and the majority of revenues generated therefrom are supported by a large user database which includes approximately 179,200 active subscribers worldwide as of September 30, 2017. Our management believes that the scale of our subscriber base presents a competitive advantage in the video social networking industry and can present growth opportunities to combine video with dating to advance existing products with upsell opportunities as well as to build future brands with cross-sell offers. We believe the scale of our user base also offers us the opportunity to build our third party advertising revenue.

Operational Highlights and Objectives

During the nine months ended September 30, 2017, we executed key components of our objectives:

●	founded an innovation lab to leverage our technology and commercial platform to support growth initiatives in the live video markets;
●	completed the launch of Camfrog Live, a new live video streaming entertainment service;
●	substantially completed work on a new live video chat consumer application;
●	completed the commercial launch of 50more, our dating product targeting users over 50 years old;
●	executed an exclusive advertising operations partnership with a full service digital advertising and media company, with the goal of maximizing advertising revenue;
●	expanded the relationship with a leading payment processor to allow bitcoin payment processing on Camfrog and Tinychat – evolving our platform to further serve our worldwide user base;
●	continued AVM Merger integration efforts, including organizational restructuring, real estate and vendor consolidation, and standardizing our technology platform and reporting systems;
●	completed the Reverse Stock Split at a 1-for-35 ratio; and
●	formed both an audit and compensation committee consisting of three and two independent directors, respectively.

For the near term, our business objectives include:

●	growing our content creator base for the newly released live video streaming entertainment service integrated into Camfrog;
●	launching our new live video chat consumer application;
●	exploring opportunities to develop blockchain business opportunities and integrate blockchain technology into new and existing applications;
●	building consumer awareness and usage of 50more and Camfrog Live;
●	enhancing user monetization and revenue through micro-transactions, licensing and advertising;
●	exploring merger and acquisition opportunities; and
●	continuing to defend our intellectual property.

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

Advertising

We also generate a portion of our revenue on both our video and dating platforms through advertisements. Advertising revenue is dependent upon traffic as well as the advertising inventory we place on our products. We recognize advertising revenue as earned on a click-through, impression, registration or subscription basis. When a user clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), registers for an external website via an advertisement by clicking on or through our application (CPA basis) or clicks on an offer to subscribe to premium features on the application, the contract amount is recognized as revenue.

Virtual Gifts/Micro-transactions

In our video chat platforms we offer virtual gifts to our users. Users may purchase credits that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are generally redeemed within the month of purchase. Virtual gift revenue is recognized at the point of sale, as they are incurred as purchased, and included in subscription revenue.

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

Costs and Expenses

Cost of revenue. Cost of revenue consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in data center and customer care functions, credit card processing fees, hosting fees and data center rent and bandwidth costs.

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

General and administrative expense. General and administrative expense consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and facilities costs and fees for other professional services, including fees in connection with the AVM Merger and the terminated merger with LiveXLive. General and administrative expense also includes depreciation of property and equipment and amortization of intangible assets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Bookings	$5,470,749	$2,624,196	$17,208,702	$12,091,315
Net cash (used in) provided by operating activities	$(1,280,915)	$407,380	$(660,277)	$301,574
Net (loss) income	$(2,004,335)	$273,800	$(4,528,002)	$(427,583)
Adjusted EBITDA	$(1,133,182)	$71,323	$(1,880,607)	$52,734
Adjusted EBITDA as percentage of total revenues	(19.1)%	1.5%	(10.0)%	0.4%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net (loss) income adjusted to exclude interest expense, net, income tax (benefit), depreciation and amortization expense, other income, net and stock-based compensation expense.

We present Adjusted EBITDA because it is a key measure used by our management and Board of Directors to understand and evaluate our core operating performance and trends, to develop short- and long-term operational plans and to allocate resources to expand our business. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of the cash operating income generated by our business. We believe that Adjusted EBITDA is useful to investors and others to understand and evaluate our operating results, and it allows for a more meaningful comparison between our performance and that of competitors.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Reconciliation of Net (loss) income to Adjusted EBITDA:
Net (loss) income	$(2,004,335)	$273,800	$(4,528,002)	$(427,583)
Interest (income), net	(7,765)	-	(39,643)	(802)
Other expense (income), net	-	(243)	17,910	(30,000)
Income tax (benefit)	-	(341,366)	-	(341,366)
Depreciation and amortization expense	522,988	132,882	1,618,911	734,484
Loss on disposal of property and equipment	17,074	-	17,074	-
Stock-based compensation expense	338,856	6,250	1,033,143	118,001
Adjusted EBITDA	$(1,133,182)	$71,323	$(1,880,607)	$52,734

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	20.7%	24.1%	19.9%	26.9%
Sales and marketing expense	32.8%	18.6%	33.4%	19.5%
Product development expense	37.4%	40.1%	35.1%	45.8%
General and administrative expense	43.0%	18.7%	35.7%	13.5%
Total costs and expenses	133.9%	101.5%	124.1%	105.7%
Loss from operations	(33.9)%	(1.5)%	(24.1)%	(5.7)%
Interest income (expense), net	0.1%	0.0%	0.2%	0.0%
Other income, net	0.0%	0.0%	(0.1)%	0.2%
Total other income, net	0.1%	0.0%	0.1%	0.2%
Loss before income taxes	(33.8)%	(1.5)%	(24.0)%	(5.5)%
Provision for income taxes	0.0%	7.3%	0.0%	2.4%
Net (loss) income	(33.8)%	5.9%	(24.0)%	(3.1)%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues

Revenues increased to $5,927,475 for the three months ended September 30, 2017 from $4,647,948 for the three months ended September 30, 2016. The increase was driven by the inclusion of revenue from pre-AVM Merger Snap products following the completion of the AVM Merger, offset by a decline in subscription revenue and advertising revenue in pre-AVM Merger AVM products.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the three months ended September 30, 2017 and the three months ended September 30, 2016, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	September 30,			%	September 30,
	2017	2016	Increase	Increase	2017	2016
Subscription revenue	$5,447,119	$4,181,950	$1,265,169	30.3%	91.9%	90.0%
Advertising revenue	480,356	465,998	14,358	3.1%	8.1%	10.0%
Total revenues	$5,927,475	$4,647,948	$1,279,527	27.5%	100.0%	100.0%

Subscription – Our subscription revenue for the three months ended September 30, 2017 increased by $1,265,169, or 30.3%, as compared to the three months ended September 30, 2016. This increase in subscription revenue for the three months ended September 30, 2017 was primarily due to the inclusion of subscription revenue from pre-AVM Merger Snap of approximately $1,892,400, offset by a decline in subscription revenue of approximately $562,300 as compared to the three months ended September 30, 2016 from products attributable to pre-AVM Merger AVM products. We believe that the decrease in subscription revenue from pre-AVM Merger AVM products was driven, in part, by a decrease in new transaction revenue in the Paltalk product as we allocated increasing resources to new higher growth opportunities in the live video market. We believe the decrease was also the result of a decline in our international markets, particularly with respect to Camfrog, where there was a disruption in payment processing with a third party primary reseller that led to reduced revenue.

Advertising – Our advertising revenue for the three months ended September 30, 2017 increased by $14,358, or 3.1%, as compared to the three months ended September 30, 2016. The slight increase in advertising revenue was primarily driven by changes in advertising partnerships and advertisement placements.

Costs and Expenses

Total costs and expenses for the three months ended September 30, 2017 reflect an increase in costs and expenses of $3,223,818, or 68.4%, as compared to the three months ended September 30, 2016. The following table presents our costs and expenses for the three months ended September 30, 2017 and 2016, the increase between those periods and the percentage increase between those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	September 30,			%	September 30,
	2017	2016	Increase	Increase	2017	2016
Cost of revenue	$1,228,198	$1,120,788	$107,410	9.6%	20.7%	24.1%
Sales and marketing expense	1,944,488	862,639	1,081,849	125.4%	32.8%	18.6%
Product development expense	2,217,777	1,864,430	353,347	19.0%	37.4%	40.1%
General and administrative expense	2,549,112	867,900	1,681,212	193.7%	43.0%	18.7%
Total costs and expenses	$7,939,575	$4,715,757	$3,223,818	68.4%	133.9%	101.5%

Cost of revenue - Our cost of revenue for the three months ended September 30, 2017 increased by $107,410, or 9.6%, as compared to the three months ended September 30, 2016. This increase for the three months ended September 30, 2017 was primarily driven by increases in fraud monitoring and webhosting expenses offset by decreases in payroll expenses as a result of a move to cloud web hosting services. The transition to cloud services also led to decreases in headcount in our information technology support areas.

Sales and marketing expense - Our sales and marketing expense for the three months ended September 30, 2017 increased by $1,081,849, or 125.4%, as compared to the three months ended September 30, 2016. The increase in sales and marketing expense for the three months ended September 30, 2017 was primarily due to the inclusion of pre-AVM Merger Snap sales and marketing expense following the completion of the AVM Merger.

Product development expense - Our product development expense for the three months ended September 30, 2017 increased by $353,347, or 19.0%, as compared to the three months ended September 30, 2016. The increase was primarily due to the inclusion of pre-AVM Merger Snap product development expense in 2017, offset by a decrease in product development due to reduced headcount in the product development and engineering teams as the AVM Merger enabled the Company to share resources across products.

General and administrative expense - Our general and administrative expense for the three months ended September 30, 2017 increased by $1,681,212, or 193.7%, as compared to the three months ended September 30, 2016. The increase in general and administrative expense was primarily driven by an increase in depreciation and amortization related to the inclusion of pre-AVM Merger Snap fixed and intangible assets. In addition, the increase was driven by an increase in investor relations expenses, an increase in officers’ compensation and related stock compensation expense, an increase of approximately $352,000 in legal and other consulting fees related to the proposed merger with LiveXLive, and a one-time payroll tax expense of approximately $140,000 related to the AVM Merger.

Non-Operating Income

The following table presents the components of non-operating income for the three months ended September 30, 2017 and the three months ended September 30, 2016, the increase between those periods and the percentage increase between those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	September 30,		Increase	%	September 30,
	2017	2016	(Decrease)	Increase	2017	2016
Interest income, net	$7,765	$-	$7,765	100.0%	0.1%	0.0%
Other income, net	-	243	(243)	(100.0)%	0.0%	0.0%
Total non-operating income	$7,765	$243	$7,522	3095.7%	0.1%	0.0%

Non-operating income for the three months ended September 30, 2017 was $7,765, a net increase of $7,522, or 3095.7%, as compared to a non-operating income of $243 for the three months ended September 30, 2016. The increase in non-operating income was driven by an increase contractual interest accrued.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues

Revenues increased to $18,886,016 for the nine months ended September 30, 2017 from $13,941,213 for the nine months ended September 30, 2016. The increase was mainly driven by the inclusion of revenue from pre-AVM Merger Snap products following the completion of the AVM Merger, offset by a decline in subscription revenue and advertising revenue in pre-AVM Merger AVM products.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the nine months ended September 30, 2017 and the nine months ended September 30, 2016, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Nine Months Ended			%	Nine Months Ended
	September 30,		Increase	Increase	September 30,
	2017	2016	(Decrease)	(Decrease)	2017	2016
Subscription revenue	$17,413,511	$12,443,530	$4,969,981	39.9%	92.2%	89.3%
Advertising revenue	1,472,505	1,497,683	(25,178)	(1.7)%	7.8%	10.7%
Total revenues	$18,886,016	$13,941,213	$4,944,803	35.5%	100.0%	100.0%

Subscription – Our subscription revenue for the nine months ended September 30, 2017 increased by $4,969,981, or 39.9%, as compared to the nine months ended September 30, 2016. The increase in subscription revenue for the nine months ended September 30, 2017 was primarily due to the inclusion of subscription revenue from pre-AVM Merger Snap of approximately $5,993,600 offset by a decline in subscription revenue of approximately $963,600 as compared to September 30, 2016 from products attributable to pre-AVM Merger AVM products. We believe that the decrease in subscription revenue from pre-AVM Merger AVM products was driven, in part, by a decrease in the new transaction revenue in the Paltalk product as we allocated increasing resources to new higher growth opportunities in the live video market during 2017.  We believe the decrease was also the result of a decline in our international markets, where lower reseller volume led to reduced revenue.

Advertising – Our advertising revenue for the nine months ended September 30, 2017 decreased by $25,178, or 1.7%, as compared to the nine months ended September 30, 2016. The decrease in advertising revenue primarily resulted from changes in advertising partnerships, offset by the inclusion of advertising revenue from pre-AVM Merger Snap of approximately $397,800 following the completion of the AVM Merger.

Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2017 reflect an increase in costs and expenses of $8,694,787, or 59.0%, as compared to the nine months ended September 30, 2016. The following table presents our costs and expenses for the nine months ended September 30, 2017 and 2016, the increase between those periods and the percentage increase between those periods:

					% Revenue
	Nine Months Ended				Nine Months Ended
	September 30,			%	September 30,
	2017	2016	Increase	Increase	2017	2016
Cost of revenue	$3,753,522	$3,746,847	$6,675	0.2%	19.9%	26.9%
Sales and marketing expense	6,310,931	2,724,703	3,586,228	131.6%	33.4%	19.5%
Product development expense	6,635,561	6,384,620	250,941	3.9%	35.1%	45.8%
General and administrative expense	6,735,737	1,884,794	4,850,943	257.4%	35.7%	13.5%
Total costs and expenses	$23,435,751	$14,740,964	$8,694,787	59.0%	124.1%	105.7%

Cost of revenue - Our cost of revenue for the nine months ended September 30, 2017 increased by $6,675, or 0.2%, as compared to the nine months ended September 30, 2016. The increase for the nine months ended September 30, 2017 was primarily driven by the inclusion of pre-AVM Merger Snap cost of revenue expense in 2017, offset by a decrease in payroll expense as a result of a move from physical servers to cloud web hosting services. The transition to cloud services also drove reduced headcount in our information technology support areas.

Sales and marketing expense - Our sales and marketing expense for the nine months ended September 30, 2017 increased by $3,586,228, or 131.6%, as compared to the nine months ended September 30, 2016. The increase in sales and marketing expense for the nine months ended September 30, 2017 was primarily due to the inclusion of pre-AVM Merger Snap sales and marketing expense following the completion of the AVM Merger.

Product development expense - Our product development expense for the nine months ended September 30, 2017 increased by $250,941, or 3.9%, as compared to the nine months ended September 30, 2016. The increase in product development expense was mainly due to the inclusion of pre-AVM Merger Snap product development expense in 2017 and an increase in consulting services supporting the efforts to enhance user retention and improve monetization, offset by a decrease primarily due to reduced headcount in the product development and engineering teams.

General and administrative expense - Our general and administrative expense for the nine months ended September 30, 2017 increased by $4,850,943, or 257.4%, as compared to the nine months ended September 30, 2016. The increase in general and administrative expense was primarily driven by an increase in depreciation and amortization expense and officers’ salaries related to the inclusion of pre-AVM Merger Snap’s fixed and intangible assets and officer headcount. In addition, the increase was in part driven by stock compensation expense relating to executive equity awards, a lease cancellation fee related to our office space on 320 W 37th Street in New York, NY, an accounting and legal fees increase related to the filing of the Form 10-K, approximately $352,000 in legal and consulting fees increase relating to the proposed merger with LiveXLive, and a one-time payroll tax expense of approximately $140,000 related to the AVM Merger.

Non-Operating Income (Expense)

The following table presents the components of non-operating income (expense) for the nine months ended September 30, 2017 and the nine months ended September 30, 2016, the increase or decrease between those periods and the percentage increase or decrease between those periods:

					% Revenue
	Nine Months Ended			%	Nine Months Ended
	September 30,		Increase	Increase	September 30,
	2017	2016	(Decrease)	(Decrease)	2017	2016
Interest income, net	$39,643	$802	$38,841	4843.0%	0.2%	0.0%
Other income (expense), net	(17,910)	30,000	(47,910)	(159.7)%	(0.1)%	0.2%
Total non-operating income (expense)	$21,733	$30,802	$(9,069)	(29.4)%	0.1%	0.2%

Non-operating income for the nine months ended September 30, 2017 was $21,733, a net decrease of $9,069, or 29.4%, as compared to $30,802 for the nine months ended September 30, 2016. The decrease in non-operating income was driven by a legal settlement expenses and contractual interest incurred.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2017	2016
Condensed Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(660,277)	$301,574
Net cash used in investing activities	(139,277)	(157,897)
Net cash used in financing activities	(62,775)	-
Net (decrease) increase in cash and cash equivalents	$(862,329)	$143,677

We have historically financed our operations through cash generated from operations. Currently, our primary source of liquidity is cash on hand and cash flows from continuing operations. As of September 30, 2017, we had $3,300,267 in cash and cash equivalents, as compared to cash and cash equivalents of $4,162,596 as of December 31, 2016, and no long-term debt.

We are focused on reducing costs and increasing profitability following the AVM Merger and we believe that our cash balance and our expected cash flow from operations will be sufficient to meet all of our financial obligations for the twelve months from the filing date of this Form 10-Q. It is possible that we would need additional capital in the future to fund our operations, particularly growth initiatives, which we expect we would raise through a combination of equity offerings, debt financings, other third party funding and other collaborations and strategic alliances. Our future capital requirements will depend on many factors including our growth rate, headcount, sales and marketing activities, research and development efforts and the introduction of new features, products, acquisitions and continued user engagement.

Our primary use of working capital is related to user acquisition costs, including sales and marketing expense and product development expense. Our sales and marketing expenditures are primarily spent on channels where we can estimate the return on investment without long-term commitments. Accordingly, we believe we can adjust our advertising and marketing expenditures quickly based on the expected return on investment, which should provide flexibility and should enable us to manage our advertising and marketing expense. In addition, we allocate significant resources to product development in order to maintain and create new features and products which will enable a better user experience and increase interactions. We may also seek to grow our business by expending our capital resources to fund strategic investments and partnership opportunities.

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

Terminated LiveXLive Merger Agreement

On September 6, 2017, the Company entered into the LiveXLive Merger Agreement. On October 31, 2017, the Company provided a letter to LiveXLive that terminated the LiveXLive Merger Agreement, pursuant to Section 8.2(a) of the LiveXLive Merger Agreement, due to certain conditions of the LiveXLive Merger Agreement not having been fulfilled as of October 27, 2017, which relieved the Company of its obligations under the LiveXLive Merger Agreement. No termination fee was payable by the Company in connection with the termination of the LiveXLive Merger Agreement.

Operating Activities

Net cash used by operating activities was $660,277 for the nine months ended September 30, 2017, as compared to net cash provided by operating activities of $301,574 for the nine months ended September 30, 2016. The decrease in net cash used by operating activities of $961,851 was mainly a result of a decrease in subscription revenue received during the period due to the AVM Merger and one-time expenses as result of the AVM Merger and acquisition initiatives.

Significant items impacting cash flow in the nine months ended September 30, 2017 included significant cash outlays relating to advertising and marketing expense and increased headcount related expenses in the product development area. These uses of cash were offset in part by collections of subscription and advertising revenue received during the period.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 was $139,277 and $157,897, respectively. The decrease in cash used in investing activities for the nine months ended September 30, 2017 was primarily the result of reduced purchases of computers and office furniture. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2017 and 2016 was $62,775 and $0, respectively. The cash used in financing activities for the nine months ended September 30, 2017 was related to the repayment of capital leases.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

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

Remediation of Material Weakness in Internal Control over Financial Reporting

As described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of the Form 10-K, we determined that we did not maintain effective internal control over financial reporting due to a material weakness consisting of the lack of an audit committee.

On February 2, 2017, we formed an audit committee consisting of three independent members of our Board of Directors, as independence is defined by the rules of NASDAQ. As such, management documented and implemented a remediation of its internal control processes and procedures.

Based on the evaluation as of September 30, 2017, our chief executive officer and chief financial officer believe that sufficient time has passed and concluded, these controls operate effectively. Therefore, our management, including our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than as set forth below, there were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the Form 10-K. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Form 10-K and the Second Quarter 10-Q.

The failure to complete the LiveXLive merger may have negatively affected our results of operations and may have negatively impacted our existing or prospective relationships with users or vendors.

On September 6, 2017, the Company entered into the LiveXLive Merger Agreement. On October 31, 2017, the Company provided a letter to LiveXLive that terminated the LiveXLive Merger Agreement, pursuant to Section 8.2(a) of the LiveXLive Merger Agreement, due to certain conditions of the LiveXLive Merger Agreement not having been fulfilled as of October 27, 2017, which relieved the Company of its obligations under the LiveXLive Merger Agreement. No termination fee was payable by the Company in connection with the termination of the LiveXLive Merger Agreement.

In addition, although no termination fee was payable by us in connection with the termination of the LiveXLive Merger Agreement, the termination has had a negative impact on our results of operations. Due to the uncertainty surrounding the closing of the merger with LiveXLive, we ceased certain employee actions during the pendency of the LiveXLive Merger Agreement, such as hiring, terminating and reallocating personnel. During this time, our employees and management reallocated significant time to integration efforts, and we were also caused to defer and delay the pursuit of financing options, such as equity issuances or debt facilities, which has decreased our operational efficiency and effectiveness. This temporary allocation of resources to the LiveXLive merger may have adversely impacted our results of operations as we continue to operate as a standalone company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended September 30, 2017 that were not previously reported on a Current Report on Form 8-K.

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

Issuer repurchases of common stock

The following table details our repurchases of common stock during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
August 1, 2017 - August 31, 2017	720	$3.00	720	1.0
September 1, 2017 – September 30, 2017	1,626	$3.00	1,626	1.0
Total	2,346	$3.00	2,346

(1)	On May 18, 2017, we announced a repurchase plan to repurchase up to $1.0 million of our common stock for cash. The repurchase plan was automatically terminated pursuant to its terms on September 11, 2017 in connection with the public announcement of the proposed merger with LiveXLive.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description
2.1#	Agreement and Plan of Merger, dated September 13, 2016, by and among Snap Interactive, Inc., SAVM Acquisition Corporation, A.V.M. Software, Inc. and Jason Katz (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 14, 2016 by the Company with the SEC).
2.2#	Agreement and Plan of Merger, dated as of September 6, 2017, by and among LiveXLive Media, Inc., LXL Video Acquisition Corp., Snap Interactive, Inc. and Jason Katz (as the Stockholders’ Agent) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed September 8, 2017 by the Company with the SEC).
2.3#	Amendment No. 1, dated as of October 3, 2017, to the Agreement and Plan of Merger, dated as of September 6, 2017, by and among LiveXLive Media, Inc., LXL Video Acquisition Corp., Snap Interactive, Inc. and Jason Katz (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of the Company filed October 10, 2017 by the Company with the SEC).
2.4#	Amendment No. 2, dated as of October 10, 2017, to the Agreement and Plan of Merger, dated as of September 6, 2017, by and among LiveXLive Media, Inc., LXL Video Acquisition Corp., Snap Interactive, Inc. and Jason Katz (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K of the Company filed October 10, 2017 by the Company with the SEC).
3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.2	Certificate of Amendment of Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 14, 2016 by the Company with the SEC).
3.4	Certificate of Amendment to Certificate of Incorporation, dated May 19, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).
3.5	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2017 (incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed on March 28, 2017 by the Company with the SEC).
3.6	Certificate of Amendment to Certificate of Incorporation, dated May 25, 2017 (incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2017 by the company with the SEC).
3.7	Amended and Restated By-Laws of Snap Interactive, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-52176) of the Company filed April 25, 2012 by the Company with the SEC).
3.8	Amendment No. 1 to the Amended and Restated By-Laws of Snap Interactive, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed September 8, 2017 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

SNAP INTERACTIVE, INC.

Date: November 7, 2017	By:	/s/ Alexander Harrington
Alexander Harrington
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Judy Krandel
Judy Krandel
Chief Financial Officer
(Principal Financial and Accounting Officer)

