Form 10-K
period 2017-12-31
PeerStream, Inc.
filed 2018-03-22
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2017

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52176

PEERSTREAM, INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4,856,429.

As of March 16, 2018, the registrant had 6,723,223 shares of common stock outstanding, excluding 158,571 unvested shares of restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A relating to the 2018 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

PEERSTREAM, INC.

ANNUAL REPORT ON

FORM 10-K

Effective March 12, 2018, we changed our name from “Snap Interactive, Inc.” to “PeerStream, Inc.” Unless the context otherwise indicates, references to “PeerStream,” “Snap,” “we,” “our,” “us” and the “Company” refer to PeerStream, Inc. and its subsidiaries on a consolidated basis.

PeerStream, FirstMet, Paltalk, our logo and other trademarks or service marks appearing in this report are the property of PeerStream, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective owners.

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

i

EXPLANATORY NOTE

Name Change

Effective March 12, 2018, we changed our name from “Snap Interactive, Inc.” to “PeerStream, Inc.” In connection with the name change, we also changed our trading symbol on the OTCQB Marketplace from “STVI” to “PEER.” The new brand is intended to honor the Company’s legacy of empowering consumers to meet new people and connect with peers via social video applications, while also referencing the anticipated importance of peer-to-peer networks and multimedia streaming in the Company’s future.

AVM Merger

On October 7, 2016, PeerStream, Inc. (“PeerStream”) (formerly known as Snap Interactive, Inc.) completed its previously announced merger with A.V.M. Software, Inc. (d/b/a Paltalk) (“AVM”), pursuant to which SAVM Acquisition Corporation, PeerStream’s wholly owned subsidiary, merged with and into AVM, with AVM surviving as a wholly owned subsidiary of PeerStream (the “AVM Merger”). As a result of the AVM Merger, the former shareholders of AVM received shares of PeerStream’s common stock representing approximately 77.9% of the outstanding shares of common stock of the post-AVM Merger combined company, and PeerStream’s former shareholders retained approximately 22.1% of the outstanding shares of common stock of the post-AVM Merger combined company, in each case including unvested shares of restricted stock in the total number of shares of common stock outstanding. In connection with the consummation of the AVM Merger, PeerStream fully repaid its outstanding 12% Senior Secured Convertible Note due February 13, 2017 in the original aggregate principal amount of $3,000,000.

The AVM Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with AVM being treated as the accounting acquirer of PeerStream. As such, the historical financial statements of AVM are treated as the historical financial statements of the combined company. Accordingly, the financial results for the fiscal year ended December 31, 2017 presented in this Form 10-K reflect the operations of the combined company. These results for the fiscal year ended December 31, 2017 are compared to the financial results of AVM for the period of January 1, 2016 through October 7, 2016 and the operations of the combined company for the period of October 8, 2016 through December 31, 2016.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to generate and maintain active subscribers and to maintain engagement with our user base;

●	the intense competition in the online live video and dating industries and our ability to effectively compete with existing competitors and new market entrants;

●	our increasing focus on the use of new and novel technologies, such as blockchain, to enhance our applications, and our ability to timely complete development of applications using new technologies;
●	our ability to effectively market and generate revenue from our new business solutions unit;
●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple Inc. (“Apple”), Facebook, Inc. (“Facebook”) and Google Inc. (“Google”) and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;

●	our ability to obtain additional capital or financing to execute our business plan, including through offerings of debt, equity or initial coin offerings;
●	our ability to develop, establish and maintain strong brands;

●	the effects of current and future government regulation, including laws and regulations regarding the use of the internet, privacy and protection of user data and blockchain and cryptocurrency technologies;
●	legal and regulatory requirements related to us investing in cryptocurrencies and our acceptance of cryptocurrencies as a method of payment;
●	our ability to manage our partnerships and strategic alliances, including the resolution of any material disagreements and the ability of our partners to satisfy their obligations under these arrangements;
●	our ability to offset fees associated with the distribution platforms that host our applications;

●	our reliance on our executive officers;

●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;

●	our ability to release new applications on schedule or at all, as well as our ability or improve upon existing applications;

●	our ability to update our applications to respond to rapid technological changes;
●	our ability to protect our intellectual property rights;

●	our ability to successfully integrate the operations of PeerStream and AVM and manage our growth;

●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;

●	the ability of foreign governments to restrict access to our applications or impose new regulations, including the European Union’s General Data Protection Regulation (“GDPR”);

●	the reliance of our mobile applications on high-bandwidth data capabilities;

●	our reliance on third party email service providers for delivery of email campaigns to convert users to subscribers and to retain subscribers;
●	our reliance on third party investor relations firms to help create awareness of our Company and compliance by such third parties with regulatory requirements related to promotional reports;

●	the effect of security breaches, computer viruses and computer hacking attacks;

●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to effectively integrate companies and properties that we acquire;

●	the risk that we might be deemed a “dating service” or an “Internet dating service” under various state regulations;

●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;

●	the risk that we may face litigation resulting from the transmission of information through our applications;

●	our ability to attract and retain qualified employees; and

●	our ability to maintain effective internal controls over financial reporting.

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

Background of Presentation and Recent Developments

Name Change

Effective March 12, 2018, we changed our name from “Snap Interactive, Inc.” to “PeerStream, Inc.” In connection with the name change, we also changed our trading symbol on the OTCQB Marketplace from “STVI” to “PEER.” The new brand is intended to honor the Company’s legacy of empowering consumers to meet new people and connect with peers via social video applications, while also referencing the anticipated importance of peer-to-peer networks and multimedia streaming in the Company’s future.

AVM Merger

On October 7, 2016, we completed the AVM Merger, pursuant to which SAVM Acquisition Corporation, our wholly owned subsidiary, merged with and into AVM, with AVM surviving as a wholly owned subsidiary of the Company. As a result of the AVM Merger, the former shareholders of AVM received shares of our common stock representing approximately 77.9% of the outstanding shares of common stock of the post-AVM Merger combined company, and the Company’s former shareholders retained approximately 22.1% of the outstanding shares of common stock of the post-AVM Merger combined company, in each case including unvested shares of restricted stock in the total number of shares of common stock outstanding.

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

Terminated LiveXLive Merger Agreement

On September 6, 2017, we entered into an Agreement and Plan of Merger with LiveXLive Media, Inc. (“LiveXLive”), LXL Video Acquisition Corp., a wholly owned subsidiary of LiveXLive (“Merger Sub”), and Jason Katz, as the agent of the stockholders of the Company, pursuant to which we would have merged with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of LiveXLive (the “LiveXLive Merger Agreement”).

On October 31, 2017, we terminated the LiveXLive Merger Agreement pursuant to Section 8.2(a) of the LiveXLive Merger Agreement due to certain conditions of the LiveXLive Merger Agreement not having been fulfilled as of October 27, 2017, which relieved us of all of our obligations under the LiveXLive Merger Agreement. No termination fee was payable by the Company in connection with the termination of the LiveXLive Merger Agreement.

Company Overview

We are a leading developer of innovative decentralized technologies that power multimedia social applications and business communication solutions worldwide. We were incorporated under the laws of the State of Delaware in 2005. Our principal executive office is located at 122 East 42nd Street, Suite 2600, New York, New York 10168.

Our product portfolio includes Paltalk and Camfrog, which together host one of the world's largest collections of video-based communities, and FirstMet, a prominent interactive dating brand serving users 35 and older. Our other products include Tinychat, Firetalk, 50More, Ribbit Live, The Grade, and Vumber. We recently announced a number of initiatives that feature enhancements of our technology platform using blockchain and plans to offer aspects of our multimedia streaming and communications technology to third party developers and corporate clients. We are also currently developing a new video-enabled secure messaging service built on blockchain technology called Backchannel that we expect to launch in the fourth quarter of 2018.

Our leading network of products creates a unique social media enterprise where users can meet, see, chat, broadcast and message in real time with other users in our network. Our properties are generally available through Windows®, MacTM OS, iOSTM and AndroidTM platforms. The proprietary technology underlying our products allows us to operate thousands of simultaneous streams, including on mobile platforms, that support interactions on a one-on-one, one-to-many and many-to-many basis. We also have a worldwide established presence and brand identity in both live video chat and interactive dating, with users in over 180 countries as of March 16, 2018. Furthermore, our technology is supported by a portfolio of 26 issued patents.

We believe that live video is in the early stages of adoption for applications related to meeting, chatting, dating, broadcasting and other interactive purposes and over time presents an attractive growth opportunity as it becomes pervasively integrated across the social networking and interactive communications industries. As individuals become more reliant on communicating through applications, we believe it is becoming increasingly more important to users that we provide a secure and private environment on which to interact via live video online.

In 2018, we plan to pursue a strategy of using blockchain technology to improve our existing technology platform, to build new proprietary applications and to offer technology solutions to third parties, in each case taking advantage of the enhanced security, scalability and cost-effectiveness that blockchain technology offers. We recently announced that we are developing an open source, multimedia delivery platform based on blockchain technology called “PeerStream Protocol,” or “PSP,” that is expected to specialize in routing live, rich media content and powering applications that require real time data and video communications. At launch, we plan for this platform to host new proprietary apps we develop, as well as to allow third-party developers to build the next generation of social networking, messaging, group collaboration and live video streaming applications based on blockchain technologies. In concert with PSP, we are currently developing Backchannel, a blockchain-based secure messaging application that we believe will be the first video messaging application to eliminate a centralized intermediary responsible for hosting and storing user information, thereby reducing the risk that communications between users can be hacked, stolen or leaked.

We believe that we are well-positioned to take advantage of key business opportunities in our industry by leveraging our technology, user base and suite of complementary applications to provide video, voice and chat services and experiences with superior security, scalability and cost-efficiency.

Key Business Strengths

Early Mover to Live Video

We believe our early development and use of live video and dating applications have enabled us to have a leading position in the live video industry today. Our products, Paltalk and Camfrog, together host one of the world's largest collections of video-based communities and we believe live video will in time become ubiquitous and an integral element of social networking, messaging and online business applications. Our early mover advantage enables us to seize growth opportunities with existing and new products as the popularity and pervasiveness of live video increases.

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

Highly Scalable Platform

Our applications are extremely scalable and require limited incremental cost to host additional users, create new features catering to additional discrete audiences, or build new applications based on developed feature-sets with new brand identities. Our video chat properties are built on a highly scalable architecture that enables them to power thousands of chat rooms and live streams simultaneously. This technology is used to power topical discussions in several different formats, including interactions on a one-on-one, one-to-many and many-to-many basis. Our dating platforms allow thousands of simultaneous users to browse the profile of other users, message other users or otherwise be active on our website and applications.

Subscriber Base

Our applications and the majority of revenues generated therefrom are supported by a large user database of approximately 164,000 active subscribers worldwide as of March 16, 2018. Our management believes that the scale of our subscriber base presents a competitive advantage in the video chat and dating industry and can present growth opportunities to advance existing products with upsell opportunities as well as to build future brands with cross-sell offers. We also believe that our large user base provides us the opportunity to utilize our blockchain development efforts to offer products and services at scale with the benefits of this advanced technology. The scale of our usage also offers us the opportunity to build our third party advertising revenue.

Company Business Strategy

Build on Blockchain Technology

We recently announced a multipoint strategy to extend our existing capabilities in multimedia streaming and communications while embracing the growth potential and technological capabilities of blockchain technology. We are currently in the process of developing PSP, an open source protocol for multimedia streaming and communications, and our first blockchain-based application, Backchannel. We are also exploring opportunities to enhance our existing applications with blockchain technology. We believe that using blockchain technology provides several key advantages over the traditional technology used to develop live multimedia streaming and communications applications:

●	Scalability: Blockchain-based networks are formed through community contribution of computing resources, and with compensation mediated through consensus protocols, these peer networks become professionalized. Because they can tap into millions of contributors around the world, these peer networks have the potential to scale far greater than any existing private networks.
●

Cost-Efficiency: Because blockchain technology would eliminate the need for us to serve as an intermediary by hosting servers to transmit data between users, we expect that the transition to blockchain-based applications could significantly reduce our overhead by decreasing our hosting expenses. Though decentralized peer network hosts would require compensation, we expect that compensation costs will be lower than the cost of centralized hosting.

●	Security: The decentralized architecture of blockchain networks typically is not vulnerable to distributed denial of service (DDoS) attacks, one of the most common security issues of today’s internet. This saves developers the high overhead of various security countermeasures, as well as offering improved uptime.

In order to drive our blockchain strategy, we formed a Blockchain Advisory Board in November 2017. The purpose of the Blockchain Advisory Board is to assist us in:

●	developing our blockchain-based initiatives, including PSP and Backchannel;
●	extending business relationships and forming partnerships with blockchain influencers and innovators to help further our blockchain strategy, including the development of PSP and other elements of our blockchain technology portfolio; and
●	identifying potential strategic M&A with or equity and token investments in blockchain companies that can accelerate our execution ability or extend our market position.

As part of our blockchain strategy, in the second half of 2017, we expanded our payment processing options on two of our applications, Camfrog and Tinychat, to accept bitcoin as a form of payment. Upon receipt of a bitcoin payment, our payment processor automatically converts the bitcoin into U.S. dollars, so that we receive payment for the transaction in U.S. dollars.

In December 2017, we took two steps to advance our blockchain strategy. First, we initiated a strategic product development and technology relationship with blockchain security innovator, Gladius Network, LLC (“Gladius”). Gladius is building a decentralized solution to protect against DDoS attacks that we believe has promise to integrate into our technology platform that supports several our applications. As part of our strategic relationship with Gladius, we also made a small investment in Gladius’ initial coin offering.

In addition, based on the research and recommendation of our development team, we selected the blockchain protocol of NEM.io Foundation Ltd. (“NEM”), one of industry’s leading blockchain technology projects, to power our core blockchain infrastructure. We believe that NEM’s highly regarded technology will offer us the right combination of premier security, capability, flexibility and scalability, coupled with a strong, passionate core development team and community.

Develop PSP as an Open Source Media Streaming Protocol

We believe our video technology has broad applications to many other industries beyond video social networking. Additionally, we believe that our multimedia streaming technology is scalable and applicable to a large array of applications for consumer and business end users. Through the development of PSP, an open source multimedia streaming and communication protocol, we intend to explore opportunities to contribute technology to and collaborate with leading companies in other industries seeking to integrate multimedia communication or improve their existing service. These partnerships can take many different forms, all of which ultimately may help us to drive the value of our technology and build our business.

Introduce New Applications

We plan to enhance our existing applications and develop new applications around our core video chat and blockchain technologies. For example, as described above, we have started development of Backchannel, a blockchain-based secure messaging application, which we expect to launch in the fourth quarter of 2018 targeting privacy-minded consumers as well as business and government end users.

Launch PeerStream Business Solutions

On March 8, 2018, we launched PeerStream Business Solutions to provide technology licensing, services and support related to multimedia streaming and communications for third party developers and corporate clients (“PeerStream Business Solutions”). PeerStream Business Solutions is intended to leverage our nearly 20 years of technology innovation to tap into a potential new B2B revenue stream and support the efforts of a broad range of prospective corporate clients to adopt blockchain technology.

On March 21, 2018, as a first step in providing services through PeerStream Business Solutions, we entered into a technology services agreement with ProximaX Limited (“ProximaX”) whereby we agreed to provide certain development and related services to ProximaX to facilitate the implementation of PSP into ProximaX’s proprietary blockchain protocol that is currently under development. Pursuant to the terms of the agreement, ProximaX agreed to pay us up to an aggregate of $10.0 million of cash in exchange for our services, with $5.0 million due upon the successful consummation of a future initial coin offering by ProximaX and up to an additional $5.0 million due upon our achievement of certain development milestones set forth in the agreement. In addition, ProximaX agreed to issue us a number of tokens equal to 2.4% of all outstanding tokens on the date of the planned initial coin offering and to reserve an additional 2% of such tokens to be issued as payment for future services provided by us, subject, in each case, to such initial coin offering generating aggregate gross proceeds of at least $30.0 million. If the planned initial coin offering does not raise at least $30.0 million or ProximaX fails to pay us the upfront cash payment of $5.0 million by June 1, 2018, we and ProximaX have agreed to negotiate alternative compensation for our services in good faith.

Defend our Intellectual Property

We have a portfolio of 26 issued patents. We have successfully defended our intellectual property in the past and have generated tens of millions of dollars in licensing fees for the use of our patents. In 2016, we commenced an enforcement action related to two of our patents against Riot Games, Inc. and Valve Corporation for infringement of U.S. Patent Nos. 5,822,523 and 6,226,686 with respect to their online games League of Legends and Defense of the Ancients 2. These two patents were previously asserted against, and then licensed to, Microsoft, Sony, and Activision. For additional information concerning the status of these proceedings, see “Item 3. Legal Proceedings” herein.

Our Products

Live Video Chat

We have five existing products in the video chat space: Paltalk; Camfrog; Tinychat; Ribbit Live; and Firetalk. In addition, we are currently developing a new blockchain based video application, Backchannel, which is expected to launch in the fourth quarter of 2018. The major revenue-generating Live Video Chat products are Paltalk and Camfrog. Each product enables individuals to self-organize around topics and users with common affinities. Tinychat, Ribbit Live and Firetalk enable adaptations of our video technology for alternative uses and opportunities in the future.

Key features and tools of our video chat applications include:

●	Profile Creation: Our video chat products are intuitive and allow users to easily find, connect and communicate with each other based on a user’s particular interest. Users can join our video chat properties by creating a personal profile that is connected to their email address or by using “Facebook Connect®” to create a profile. A user with a Facebook® profile can easily import information from his or her profile, including photos and interest data. Once a profile has been created, users are able to search our thousands of chat rooms organized by topics and easily click to join one.

●	Dynamic Tools and Features: Our video chat products are also dynamic and offer the chance for users to message and/or talk with others while also viewing them through live video. Once a user joins a chat room, he/she can directly message another individual or join a group community chat. Users also have the option to listen to the group through their device microphone and to join a queue for a turn to speak out loud to the group. Two users can also choose to have a one-on-one private live video chat. Our products offer the tools for users to administer the experience in a particular chat room. Users that open chat rooms can mute other users, restrict other users from broadcasting video, and remove a user’s ability to text. Additionally, each user that opens a chat room not only can exercise these administrative controls, they can also deputize other users to be administrators in their rooms, further helping to create a managed and enjoyable experience.

Paltalk and Camfrog. Paltalk and Camfrog are our major video chat applications and are both leading providers of live video social networking applications available on Windows, Mac OS, iOS, Android and other tablet devices. Together, these products power one of the world’s largest global collections of video based communities, with proprietary technology to host thousands of simultaneous live group conversations on topics such as politics, financial markets, music and dating. Our proprietary client server technology helps maintain high quality video and audio even as many users simultaneously watch a particular broadcaster. Paltalk and Camfrog both have hundreds of millions of registered users and attract a demographically and geographically diverse user base, with users in over 180 different countries. Paltalk users are approximately one-third domestic and two-thirds international, whereas the majority of Camfrog users are international, with a particular concentration in Southeast Asia.

In the first half of 2017, we founded an innovation lab to leverage our technology and commercial platform to support growth initiatives in the live video markets. Through the support of our innovation lab, we recently updated Camfrog to support one-to-many live streaming video capabilities through the launch of Camfrog Live. Camfrog Live offers a wide variety of live video broadcasting entertainment while allowing spontaneous, real-time engagement at a more personal level. The platform offers these viewing users a unique way of connecting and sharing through live interaction with content creators, allowing them to offer feedback and appreciation, including cash donations and tips. Camfrog will continue to support its industry-leading traditional group video chat service, which the Company believes is complemented by the addition of live streaming entertainment. We expect to offer similar one-to-many live streaming video capabilities within our Paltalk application in 2018.

PSP. PSP is an open source, decentralized, peer-to-peer multimedia and messaging protocol that, when coupled with blockchain technology, is designed to increase scalability, cost efficiency and security for real-time communication applications in such areas as video conferencing, messaging and workforce collaboration.

Backchannel. Backchannel is a blockchain-based video-enabled secure messaging service we are developing that we plan to release in the fourth quarter of 2018. Backchannel is expected to enable real-time text, voice, and video messaging between individuals and among small groups and to leverage blockchain and other decentralization technologies to offer unique security and privacy benefits. We plan to market Backchannel to privacy-minded consumers around the world, as well as business, legal and government end-users.

Backchannel is expected to integrate end-to-end and forward secrecy encryption best practices for communication applications. In addition, we anticipate that Backchannel will use blockchain technology to validate and authenticate users with a crypto identity that does not require any personally identifiable information from the user. As a result, Backchannel will never request or hold the real world identity of its users, and therefore will not have any personal information that could be stolen by hackers. In addition, Backchannel is intended to decentralize the transmission of all communications within its network, meaning that communications will never pass through Backchannel servers, making the application more resistant to censorship, disruption and eavesdropping than traditional communication platforms.

Dating

We currently have three dating applications: FirstMet, 50more and The Grade. FirstMet generates substantially all of the revenue in our dating portfolio. 50more, our product targeting users over 50, was launched commercially in July 2017. For the foreseeable future, we expect to focus our dating application resources on FirstMet and 50more.

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

50more. We introduced 50more commercially in July 2017 as our dating application targeting adults over the age of 50. 50more is based on our FirstMet platform and utilizes the underlying FirstMet infrastructure and technology, a strategy which allowed us to streamline the process of launching 50more as a new and fresh online dating product. 50more has similar functionality to FirstMet but offers more information-rich user profiles and addresses a different target audience of adults over 50.

We expect that we will operate 50more in parallel with FirstMet in order to leverage the overlap with FirstMet’s user base and cross sell our users with multiple brands. 50more is available on mobile and desktop platforms.

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

Product Payment Options

Our users have a variety of methods by which to purchase product subscriptions across all of our platforms. Users can pay by credit card, PayPal, Western Union, Check, local e-wallet providers, or complete an in-app purchase through the Apple App Store or Google Play for Android users. As noted above, we also expanded our payment options on certain of our applications in 2017 to include bitcoin as a method of payment. However, any payment made in bitcoin is automatically converted by our payment processor into U.S. dollars so that we receive U.S. dollars for the transaction.

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

In the first half of 2017, we founded an innovation lab to leverage our technology and commercial platform to support growth initiatives in the live video markets. Our innovation lab contributed to the launch of the blockchain initiative, and is currently pursuing live video social networking and live streaming entertainment opportunities on mobile, two areas that we believe show extraordinary promise for user adoption and revenue growth. As described above, our innovation lab recently launched Camfrog Live as an update to our existing Camfrog application to provide support for one-to-many live streaming videos and to include new monetization opportunities for content creators. We believe that the launch of Camfrog Live has the potential to substantially grow our user base by providing a compelling platform for live video interactions.

Marketing Strategy

We invest in advertising and marketing for the purpose of acquiring users. We adapt our marketing expenditures and channels as we gather the data to analyze the success of our campaigns. We primarily advertise through Internet and mobile advertising networks and run hundreds of campaigns at any given time, targeting various audiences of users, and focusing on campaigns that we believe will produce a positive return over the lifetime of new users. We also generate new sign-ups organically, as people find our sites and applications through brand recognition and word of mouth, search engines and product review websites.

Competition and Our Industry

Our products face substantial competition in both the live video and dating industries. We have direct competition from many live video streaming websites including YouNow, Live.me, BIGO Live, Live.ly, Houseparty, Facebook Live, YouTube Live, Instagram Live, and Twitch. In the dating industry, we compete with online dating websites such as OkCupid.com, Christianmingle.com, eHarmony.com, POF.com, Match Group, Inc. properties, as well as online dating applications provided by Badoo Trading Limited, IAC, Affinitas, MeetMe, Inc. and Zoosk, Inc. We also face substantial competition from mobile-based applications including Tinder, Happn, Hinge and Bumble. In addition, the products within our portfolio both compete and collaborate with each other.

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

Achieving a critical mass of users is crucial for our applications. As a result of our large and dynamic user base, we believe we are well-positioned to continue as a leader in the industries in which we currently operate. Additionally, we seek to offer applications and services that are differentiated in the industry, superior in quality and more appealing than those of our competitors. We also believe that we have the tools and expertise to attract new users through Facebook and other sources at a lower cost per subscriber than certain of our traditional competitors. As social networking application platforms and mobile platforms continue to expand and the Internet becomes ever more of a mainstream method for connecting and interacting with others, we believe that the industries we operate within offer substantial room for growth.

Patent and Trademarks

To establish and protect our proprietary rights, we rely on a combination of trademarks, copyrights, trade secrets, license agreements, patent applications, confidentiality agreements and other contractual rights. We have 26 registered trademarks in the United States and internationally. We have a patent portfolio of 26 patents, and we have historically generated tens of millions of dollars successfully defending our patents. We continue to pursue patents related to certain feature sets on applications currently under development, as well as defend our intellectual property as appropriate. In 2016, we commenced an enforcement action related to two of our patents against Riot Games, Inc. and Valve Corporation for infringement of U.S. Patent Nos. 5,822,523 and 6,226,686 with respect to their online games League of Legends and Defense of the Ancients 2. These two patents were previously asserted against, and then licensed to, Microsoft, Sony, and Activision. For additional information concerning the status of these proceedings, see “Item 3. Legal Proceedings” herein.

Governmental Regulations

We are subject to a number of U.S. federal and state laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and being litigated in the courts and could be interpreted in ways that could harm our business. These laws and regulations may involve user privacy, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and online payment services. In particular, we are subject to federal and state laws regarding privacy and protection of user data, which are constantly evolving and can be subject to significant change. We are also subject to diverse and evolving laws and regulations in other countries in which we operate. The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industry in which we operate. Because our applications are accessible worldwide and used by residents of some foreign countries, foreign jurisdictions may claim that we must comply with foreign laws, even in jurisdictions in which we have no local business entity, employees or infrastructure.

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

Growing public concern about privacy and the use of personal information may subject us to increased regulatory scrutiny. The FTC has, over the last few years, begun investigating companies that have used personally identifiable information in a deceptive or unfair manner or in violation of a posted privacy policy. The European Union is implementing a new privacy directive called the Global Data Protection Regulation (“GDPR”) that comes into effect in May 2018 and will impose additional new regulatory scrutiny on our business in that geographic region with possible financial consequences for noncompliance. If we are accused of violating the terms of our privacy policy or implementing unfair privacy practices, we may be forced to expend significant financial and managerial resources to defend against an FTC or GDPR enforcement action. Our user database holds the personal information of our users and subscribers residing in the United States and other countries, and we could be sued by those users if any of the information is misappropriated. Any failure by us to adequately protect our users’ privacy and data could also result in loss of user confidence in our online dating applications and services and ultimately in a loss of active subscribers, which could adversely affect our business.

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

We may also become subject to laws or regulations in the future that limit our ability to accept bitcoin or other cryptocurrencies as a form of payment or to otherwise hold bitcoin or other cryptocurrencies. As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies, with certain governments deeming cryptocurrency offerings and cryptocurrency exchanges illegal, while others have allowed their use and trade. Governments may in the future curtail or outlaw the acquisition or use of cryptocurrencies or the exchange of cryptocurrencies for fiat currencies. Ownership of, holding, trading in or participating in offerings of cryptocurrencies may then be considered illegal and subject to sanction. Governments may also take regulatory action that may increase the cost and/or subject companies that transact in or hold cryptocurrencies to additional regulation.

Employees

As of March 16, 2018, we had 53 employees. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. We attract and retain employees by offering training, bonus opportunities, competitive salaries and a comprehensive benefits package.

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

As of March 16, 2018, our applications supported an active subscriber base of approximately 164,000 active subscribers worldwide. However, compared to the total number of users in any given period, only a small portion of our users are active subscribers or purchasers of virtual currency. We primarily generate revenue through the sale of subscriptions and virtual currency to this small portion of users and secondarily generate revenue through paid advertisements. Accordingly, our financial results are substantially dependent on our ability to convert our users into active subscribers and to sell our users virtual currency.

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

We face substantial competition in both the live video and dating industries. We have direct competition from many live video streaming websites including YouNow, Live.me, BIGO Live, Live.ly, Houseparty, Facebook Live, YouTube Live, Instagram Live, and Twitch. In the dating industry, we compete with online dating websites such as OkCupid.com, Christianmingle.com, eHarmony.com, POF.com, Match Group, Inc., as well as online dating applications provided by Badoo Trading Limited, IAC, Affinitas, MeetMe, Inc. and Zoosk, Inc. We also face substantial competition from mobile-based applications including Tinder, Happn, Hinge and Bumble. In addition, the products within our portfolio both compete and collaborate with each other.

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

Our shift in focus towards the utilization and development of blockchain-based applications and technologies could have a material adverse effect on our business, financial condition or results of operations.

We recently announced our intention to pursue a multipoint strategy to embrace the growth potential and technological capabilities of blockchain technology, a rapidly evolving technology in which we have limited operational history or experience. Our focus on blockchain technology subjects us to risks associated with the use of new and novel technologies, including technical, operational, financial, regulatory, legal and reputational risks, as well as the risk that we may be unable to timely develop our blockchain-based applications or technologies or market, license or sell our blockchain-based applications or technologies successfully or profitably. Although we formed a Blockchain Advisory Board in 2017 to help drive our blockchain strategy, we cannot provide any assurance that we will be able to retain or continue to hire well-qualified individuals with experience in the blockchain industry or that our assessment of individuals we retain will be correct. These individuals may be unfamiliar with the requirements of being involved in a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

We may face significant challenges in launching PeerStream Business Solutions.

On March 8, 2018, we launched PeerStream Business Solutions, which provides blockchain-based licensing, services and support related to multimedia streaming, messaging and communications. The launch of PeerStream Business Solutions poses risks and challenges that could materially impact our business, financial condition and results of operations. The success of PeerStream Business Solutions depends upon our ability to identify suitable clients on acceptable terms, and our failure to do so could negatively affect our ability to generate revenue. In addition, our management only recently determined to shift our corporate focus towards providing business solutions services. While we intend to expand our staff with individuals with more experience in the business solutions industry and will closely scrutinize individuals we engage, we cannot provide assurance that we will be able to retain or continue to hire well-qualified and experienced individuals or that our assessment of individuals we retain will be correct.

We are subject to risks related to holding cryptocurrencies and accepting cryptocurrencies as a form of payment.

In August 2017, we began accepting bitcoin as a form of payment for purchases on two of our applications, Camfrog and Tinychat. In the future, we may accept bitcoin and other forms of cryptocurrencies across our entire portfolio of applications.

Cryptocurrencies are not considered legal tender or backed by any government and have experienced price volatility, technological glitches and various law enforcement and regulatory interventions. At present, we do not accept bitcoin or cryptocurrency payments directly, but use a third party vendor to accept cryptocurrency payments on our behalf. That third party vendor then immediately converts the cryptocurrency payments into U.S. dollars so that we receive payment for the transaction at the sales price in U.S. dollars.

The use of cryptocurrency such as bitcoin has been prohibited or effectively prohibited in some countries. If we fail to comply with prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences.

We may also invest in and hold cryptocurrencies directly. For example, as part of our strategy of forming strategic alliances with blockchain companies, we may make limited investments in initial coin or token offerings, such as our investment in Gladius’ initial coin offering in December 2017. In addition, a portion of our compensation under our technology services agreement with ProximaX will be paid in tokens, subject to certain conditions. Consequently, we may have exchange rate risk on the amounts we hold, as well as the risks that regulatory or other developments may adversely affect the value of the cryptocurrency we hold. For instance, governments may in the near future curtail or outlaw the acquisition, use or redemption of cryptocurrencies. Ownership of, holding or trading in cryptocurrencies may then be considered illegal and subject to sanction. In the future, we may transact in cryptocurrency directly or increase our cryptocurrency holdings. This would subject us to additional exchange risk and other risks described above, which may have an adverse effect on our results.

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

We may conduct a portion of our operations through partnerships, strategic alliances or joint ventures, and our failure to continue such relationships or resolve any material disagreements with these third parties could have a material adverse effect on the success of these operations, our financial condition and our results of operations.

We may conduct a portion of our operations through partnerships, strategic alliances or joint ventures. For instance, as part of our blockchain strategy, we are exploring forming partnerships with blockchain companies and identifying potential strategic equity or small investments in blockchain companies. As part of this strategy, we formed a strategic product development and technology relationship with Gladius and made a small investment in Gladius’ initial coin offering, and we also entered into a technology services agreement with ProximaX under which we will receive a combination of cash and tokens as compensation for our services, subject to certain conditions. We may enter into similar arrangements in the future.

We may depend on third parties for elements of these arrangements that are important to the success of the relationship, such as the development of features or technologies to be incorporated into our applications. The performance of these third party obligations or the ability of third parties to meet their obligations under these arrangements is outside of our control. If these third parties do not meet or satisfy their obligations under these arrangements, the performance and success of these arrangements, and their value to us, may be adversely affected. If our current or future partners are unable to meet their obligations, we may be forced to undertake the obligations ourselves and/or incur additional expenses in order to have some other party perform such obligations. In such cases we may also be required to seek legal enforcement of our rights, the outcome of which would be uncertain. If any of these events occur, they may adversely impact us, our financial performance and results of operations, and/or adversely impact our ability our ability to enter into similar relationships in the future.

These arrangements with third parties may involve risks not otherwise present when we directly manage our operations, including, for example:

●	third parties may share certain approval rights over major decisions within the scope of the relationship;
●	the possibility that these third parties might become insolvent or bankrupt;
●	the possibility that we may incur liabilities as a result of an action taken by one of these third parties;
●	these third parties may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; and
●	disputes between us and these third parties may result in litigation or arbitration that would increase our expenses, delay or terminate projects and prevent our officers and directors from focusing their time and effort on our business.

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

We are dependent to a great extent upon the experience, abilities and continued service of Alexander Harrington, our Chief Executive Officer, and Jason Katz, our Chairman of the Board of Directors and Chief Operating Officer. The loss of the services of these individuals would substantially affect our business or operations and could have a material adverse effect on our business, results of operations or financial condition.

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

In addition, our business strategy is guided by data analytics that we compute internally based on data collection, data processing, cloud-based platforms, statistical projections and forecasting, mobile computing, social media analytics and other applications and technologies. We use these internally derived data analytics to guide decisions concerning the development and modification of features on our applications, monetization strategies for our applications and the development of new applications, among other things. Our new Backchannel application, when commercial, will not collect any personally identifiable information. As a result, Backchannel will not allow us this analytical opportunity, as a result, our business could suffer.

The inability to accurately derive our metrics or data analytics could result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of our users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. If advertisers or investors do not perceive our user, geographic or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic or other demographic metrics, our reputation may be seriously harmed. At the same time, advertisers may be less willing to allocate their budgets or resources to our products, which could seriously harm our business, results of operation or financial condition.

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

The online live video and dating industries are characterized by rapid change, and our future success is dependent upon our ability to adopt and innovate. To attract new users and increase revenues from existing users, we need to enhance, add new features to and improve our existing applications and introduce new applications in the future. The success of any enhancements or new features and applications depends on several factors, including timely completion, introduction and market acceptance. For example, we recently announced a strategic shift towards focusing on blockchain technology, a rapidly evolving technology that we have limited operational history or experience with. Building a new brand or product is generally an iterative process that occurs over a meaningful period of time and involves considerable resources and expenditures, and we may expend significant time and resources developing and launching an application that may not result in revenues in the anticipated timeframe or at all, or may not result in revenue growth that is sufficient to offset increased expenses. If we are unable to successfully develop enhancements, new features or new applications to meet user trends and preferences, our business and operating results could be adversely affected.

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

Our business has recently undergone significant changes, including management, personnel and business changes. We may not be able to effectively manage the integration of our business and our growth following the completion of the AVM Merger.

As a result of the completion of the AVM Merger in October 2016, our employee headcount and the scope and complexity of our business have increased significantly. Following the AVM Merger, our management consists of Alexander Harrington, our Chief Executive Officer and the Chief Executive Officer of pre-AVM Merger PeerStream, Jason Katz, our Chairman of the Board of Directors and Chief Operating Officer and the Chief Executive Officer of pre-AVM Merger AVM, Judy Krandel, our Chief Financial Officer and a member of the Board of Directors of pre- AVM Merger PeerStream, Arash Vakil, our Chief Product Officer and the Chief Product Officer of pre-AVM Merger AVM, and Eric Sackowitz, our Chief Technology Officer and the Chief Technology Officer of pre-AVM Merger AVM. Our new management team has been working to adapt to operating our business in a manner that differs meaningfully from prior periods, but may not successfully adapt to these changes.

Following the AVM Merger, business and product integration has been a significant focus of management and has created new challenges, including managing new relationships with users, advertisers, and other third parties. The integration of our products may cause disruptions in our business, and any such disruption could have a material adverse effect on our results of operations and financial condition. Further, any delay in the timing of product integration could decrease and/or delay our expense savings expected in respect of such integration, and any such disruption could have a material adverse effect on our results of operations and financial condition.

Although we are focused on reducing costs and increasing profitability following the AVM Merger, as we continue to grow, we must expend significant resources to identify, hire, integrate, develop, motivate and retain a number of qualified employees. If we fail to effectively manage our employment needs and successfully integrate our new hires, our ability to launch new applications and enhance or support our existing applications could suffer and it could have a material adverse effect on our business, results of operations or financial condition. In addition, we may also find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products, as a result of rapid growth. Moreover, if our operations continue to grow, our information-technology systems and our internal controls and procedures may not adequately support our operations. Any of these factors could negatively affect our business performance and seriously harm our business.

If our use of the NEM blockchain protocol is limited, it could materially or permanently disrupt our blockchain initiatives.

We have selected the NEM blockchain protocol to power our core blockchain infrastructure, including our in-development blockchain-based application Backchannel. We are not party to any agreement with the NEM Foundation to use the NEM technology, and no person, business, governmental authority or other entity or authority of any kind has any obligation to provide any financial, technical or other support to the continued operation or development of the NEM blockchain protocol. If the NEM blockchain protocol were to become unavailable to us in its current form and functionality for any reason, we would need to use a different blockchain protocol to power our applications, which could delay the launch of PSP, Backchannel or any of our other blockchain initiatives on a long-term or permanent basis.

The failure to complete the LiveXLive merger may have negatively affected our results of operations and may have negatively impacted our existing or prospective relationships with users or vendors.

On September 6, 2017, we entered into the LiveXLive Merger Agreement. On October 31, 2017, we terminated the LiveXLive Merger Agreement pursuant to Section 8.2(a) of the LiveXLive Merger Agreement due to certain conditions of the LiveXLive Merger Agreement not having been fulfilled as of October 27, 2017, which us of our obligations under the LiveXLive Merger Agreement. No termination fee was payable by us in connection with the termination of the LiveXLive Merger Agreement.

Although no termination fee was payable by us in connection with the termination of the LiveXLive Merger Agreement, the termination has had a negative impact on our results of operations. Due to the uncertainty surrounding the closing of the merger with LiveXLive, we ceased certain employee actions during the pendency of the LiveXLive Merger Agreement, such as hiring, terminating and reallocating personnel. During this time, our employees and management reallocated significant time to integration efforts, and we were also caused to defer and delay the pursuit of new product initiatives and financing options, such as equity issuances or debt facilities, which temporarily decreased our operational efficiency and effectiveness. This temporary allocation of resources to the LiveXLive merger may have adversely impacted our results of operations as we continue to operate as a standalone company. We also expended significant resources in connection with due diligence and negotiations with LiveXLive.

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

We have continued to focus on increasing the international presence of our applications by expanding the localized and translated versions for additional international countries that are culturally aligned with our products. Foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. Foreign governments may censor our products in their countries, restrict access to our products from their countries entirely, or impose other restrictions that may affect their citizens’ ability to access our products for an extended period of time or even indefinitely. If foreign governments think we are violating their laws, or for other reasons, they may seek to restrict access to our products, which would give our competitors an opportunity to penetrate geographic markets that we cannot access. As a result, our ability to grow our international user base would be impaired, and we may not be able to maintain or grow our revenue as anticipated and our business could be seriously harmed.

Our mobile applications rely on high-bandwidth data capabilities, which are subject to hardware, networks, regulations and standards that we do not control.

Our mobile applications require high-bandwidth data capabilities. If the costs of data usage increase or access to cellular networks is limited, our user growth and retention on mobile platforms may be seriously harmed. Additionally, to deliver high-quality video and other content over mobile cellular networks, our products must work well with a range of mobile technologies, systems, networks, regulations and standards that we do not control, and any changes to those mobile technologies, systems, networks, regulations or standards could impact the usability of our mobile applications, which would materially adversely affect our business, results of operations or financial condition.

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

Several proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, the GDPR in the European Union, which will go into effect on May 25, 2018, will require us to change our policies and procedures regarding the handling of personal and sensitive data in the European Union. The failure to comply with the GDPR could, in certain instances, result in penalties of up to 4% of our worldwide revenues. As a result, a failure to comply with the GDPR could seriously harm our business.

Continued privacy concerns may result in new or amended laws and regulations. Future laws and regulations with respect to the collection, compilation, use and publication of information and consumer privacy could result in limitations on our operations, increased compliance or litigation expense, adverse publicity or loss of revenue, which any of which could have a material adverse effect on our business, financial condition and results of operations. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could affect our ability to meet our users’ needs.

Changes in laws or regulations that impact the use of the internet, including internet neutrality laws, could adversely affect our business, results of operations or financial condition.

The adoption of any laws or regulations that adversely affect the growth or use of the internet, including laws governing internet neutrality, could decrease the demand for our products and increase our cost of doing business. Current Federal Communications Commission “open internet rules” prohibit internet providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us. These rules also prohibit mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. The European Union similarly requires equal access to internet content. If the Federal Communications Commission, Congress, the European Union or courts modify these open internet rules, mobile providers may be able to limit our users’ ability to access our applications or make our applications a less attractive alternative to our competitors’ applications, which could materially adversely affect our business, results of operations and financial condition.

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

From time to time, third parties may claim that our applications infringe or violate their intellectual property rights. Any claims of infringement could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages and prevent us from using licensed technology that may be fundamental to our applications. Even if we were to prevail, any litigation regarding intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. We maintain insurance to protect against intellectual property infringement claims and resulting litigation, but such insurance may not cover or may not be sufficient to cover all potential claims, liability or expenses. We may also be obligated to indemnify our business partners in any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be prevented from offering our applications unless we enter into royalty, license or other agreements. We may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, we may be precluded from offering our applications and services.

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

We cannot control the actions of our users in their communications or physical actions. There is a possibility that users or third parties could be physically or emotionally harmed following interaction with another user. We warn our users that we do not screen other users and, given our lack of physical presence, we do not take any action to ensure personal safety on a meeting between users or subscribers arranged following contact initiated via our applications or ensure personal safety of our users against self-harming following contact with other users initiated via our applications. If an unfortunate incident of this nature occurred in a meeting of two people following contact initiated on our applications or that of one of our competitors, any resulting negative publicity could materially and adversely affect us or the online video chat and dating industries in general. Any such incident involving our applications could damage our reputation and our brand, which could have a material adverse effect on our business, results of operations or financial condition. In addition, the affected users or third parties could initiate legal action against us, which could divert management attention from operations, cause us to incur significant expenses, whether we are successful or not, and damage our reputation.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires management to evaluate and assess the effectiveness of our internal control over financial reporting. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls over financial reporting, we could be subject to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot provide any assurance that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline.

With respect to the year ended December 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management concluded that our disclosure controls and procedures over financial reporting were effective as of December 31, 2017.

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

As of March 16, 2018, Jason Katz, our Chairman of the Board of Directors and Chief Operating Officer, beneficially owned approximately 10.1% of our outstanding common stock, including shares of common stock held directly by Mr. Katz’ spouse and The J. Crew Delaware Trust A, a trust formed by Mr. Katz, also beneficially owned approximately 34.2% of our outstanding common stock as of March 16, 2018. In addition, as of March 16, 2018, Clifford Lerner, a member of our Board of Directors, held approximately 11.9% of our outstanding common stock.

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

As of December 31, 2017, we had approximately 448,623 shares of common stock that were issuable upon the exercise of vested outstanding stock options. The issuance of shares upon the exercise of these options may result in substantial dilution to the equity interest and voting power of holders of our common stock.

In the future, we may also issue additional shares of common stock or other securities convertible into or exchangeable for shares of common stock. Our Certificate of Incorporation, as amended, currently authorizes us to issue up to 25,000,000 shares of common stock, of which 6,723,745 were outstanding as of March 16, 2018, which excludes 158,571 of unvested restricted shares, and 10,000,000 shares of preferred stock with such designations, preferences and rights as determined by our Board of Directors, of which none were outstanding as of March 16, 2018. The issuance of additional shares of our common stock may substantially dilute the ownership interests of our existing stockholders. Furthermore, sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive office is located at 122 East 42nd Street in New York, NY 10168. We have two leases for office space in this location that run until May 30, 2019 and July 31, 2019, respectively. We currently do not own any real property. We also lease office space at 30 Jericho Executive Plaza in Jericho, New York 10168. The 30 Jericho Executive Plaza office space lease expires on November 30, 2021.

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

On December 16, 2016, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit in Delaware against Riot Games, Inc. and Valve Corporation for infringement of U.S. Patent Nos. 5,822,523 and 6,226,686 with respect to their online games League of Legends and Defense of the Ancients 2. These two patents were previously asserted against, and then licensed to, Microsoft, Sony, and Activision. In 2018, Valve Corporation made a motion to move the litigation from Delaware to the Western District of Washington which was granted by the court.

Riot Games, Inc. has filed a total of four inter partes reviews at the patent office, two per patent held by Paltalk Holdings, Inc., seeking to have the Paltalk Holdings, Inc. patents declared invalid. The patent office has not ruled on these motions.

To our knowledge, other than as described above, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 12, 2018, our common stock has been quoted on the OTCQB under the symbol “PEER.” Prior to our name change to “PeerStream, Inc.,” our common stock was quoted on the OTCQB under the symbol “STVI.” The following table sets forth the range of the quarterly high and low bid price information for the fiscal quarters indicated below as reported by the OTCQB. Reported prices for periods prior to October 7, 2016 reflect the prices of pre-AVM Merger PeerStream’s common stock. Prior to the AVM Merger, AVM’s common stock was not listed for trading on a national securities exchange or quoted on an over-the-counter market.

	High Bid* ($)	Low Bid* ($)
2017
Fourth Quarter	$8.31	$1.50
Third Quarter	$3.82	$2.99
Second Quarter	$5.00	$3.00
First Quarter	$11.00	$3.01
2016
Fourth Quarter	$7.00	$3.50
Third Quarter	$7.00	$0.35
Second Quarter	$7.00	$1.05
First Quarter	$5.25	$0.70

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

Holders

As of March 16, 2018, there were approximately 75 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Dividend Policy

We have not declared any dividends on our common stock in the past two fiscal years and we do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. Any future determination to declare dividends will be subject to the discretion of our Board of Directors and will depend on various factors, including applicable Delaware law, future earnings, capital requirements, results of operations and any other relevant factors. In general, as a Delaware corporation, we may pay dividends out of surplus capital or, if there is no surplus capital, out of net profits for the fiscal year in which a dividend is declared and/or the preceding fiscal year.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2017 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2017.

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

Background of Presentation and Recent Developments

Name Change

Effective March 12, 2018, we changed our name from “Snap Interactive, Inc.” to “PeerStream, Inc.” In connection with the name change, we also changed our trading symbol on the OTCQB Marketplace from “STVI” to “PEER.” The new brand is intended to honor the Company’s legacy of empowering consumers to meet new people and connect with peers via social video applications, while also referencing the anticipated importance of peer-to-peer networks and multimedia streaming in the Company’s future.

AVM Merger

On October 7, 2016, we completed a merger with A.V.M. Software, Inc. (d/b/a Paltalk) (“AVM”), pursuant to which SAVM Acquisition Corporation, our wholly owned subsidiary, merged with and into AVM, with AVM surviving as a wholly owned subsidiary of the Company (the “AVM Merger”). As a result of the AVM Merger, the former shareholders of AVM received shares of our common stock and replacement options representing approximately 77.9% of the outstanding shares of common stock of the post- AVM Merger combined company, and the Company’s former shareholders retained approximately 22.1% of the outstanding shares of common stock of the post- AVM Merger combined company, in each case including unvested shares of restricted stock in the total number of shares of common stock outstanding.

The AVM Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with AVM being treated as the accounting acquirer of PeerStream. As such, the historical financial statements of AVM are treated as the historical financial statements of the combined company. Accordingly, the financial results for the fiscal year ended December 31, 2016 presented in this Form 10-K reflect the operations of AVM for the period of January 1, 2016 through October 7, 2016, and the operations of the post-combination company for the period of October 8, 2016 through December 31, 2017.

Except as otherwise specifically provided, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the business and operations of AVM and its consolidated subsidiaries for the periods prior to the closing of the AVM Merger and on a consolidated basis with PeerStream and its subsidiary for periods after the closing of the AVM Merger. Unless the context otherwise indicates, references to “PeerStream,” “we,” “our,” “us” and the “Company” refer to the post- AVM Merger combined company and its subsidiaries on a consolidated basis.

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

Terminated LiveXLive Merger Agreement

On September 6, 2017, we entered into an Agreement and Plan of Merger with LiveXLive Media, Inc. (“LiveXLive”), LXL Video Acquisition Corp., a wholly owned subsidiary of LiveXLive (“Merger Sub”), and Jason Katz, as the agent of the stockholders of the Company, pursuant to which we would have merged with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of LiveXLive (the “LiveXLive Merger Agreement”).

On October 31, 2017, we terminated the LiveXLive Merger Agreement pursuant to Section 8.2(a) of the LiveXLive Merger Agreement due to certain conditions of the LiveXLive Merger Agreement not having been fulfilled as of October 27, 2017, which relieved us of all of our obligations under the LiveXLive Merger Agreement. No termination fee was payable by the Company in connection with the termination of the LiveXLive Merger Agreement.

Private Placement of Equity Securities

On December 19, 2017, we entered into a securities purchase agreement with Hershey Strategic Capital, LP (“Hershey Capital”), pursuant to which we issued and sold 200,000 shares of our common stock to Hershey Capital for an aggregate purchase price of $1,000,000, or $5.00 per share, in a private placement exempt from the registration requirements of the Securities Act. In connection with the entry into the securities purchase agreement, we entered into a professional services agreement with Adam Hershey, the managing member of Hershey Capital, pursuant to which Mr. Hershey agreed to advise us on matters related to our capital markets strategy. We intend to use the proceeds from the offering for general corporate purposes, including the development of our blockchain product initiatives.

Business Solutions and Technology Services Agreement with ProximaX

On March 8, 2018, we launched PeerStream Business Solutions to provide technology licensing, services and support related to multimedia streaming and communications for third party developers and corporate clients (“PeerStream Business Solutions”). PeerStream Business Solutions is intended to leverage our nearly 20 years of technology innovation to tap into a potential new B2B revenue stream and support the efforts of a broad range of prospective corporate clients to adopt blockchain technology.

On March 21, 2018, as a first step in providing services through PeerStream Business Solutions, we entered into a technology services agreement with ProximaX Limited (“ProximaX”) whereby we agreed to provide certain development and related services to ProximaX to facilitate the implementation of PSP into ProximaX’s proprietary blockchain protocol that is currently under development. Pursuant to the terms of the agreement, ProximaX agreed to pay us up to an aggregate of $10.0 million of cash in exchange for our services, with $5.0 million due upon the successful consummation of a future initial coin offering by ProximaX and up to an additional $5.0 million due upon our achievement of certain development milestones set forth in the agreement. In addition, ProximaX agreed to issue us a number of tokens equal to 2.4% of all outstanding tokens on the day of the planned initial coin offering and to reserve an additional 2% of such tokens to be issued as payment for future services provided by us, subject, in each case, to such initial coin offering generating aggregate gross proceeds of at least $30.0 million. If the planned initial coin offering does not raise at least $30.0 million or ProximaX fails to pay us the upfront cash payment of $5.0 million by June 1, 2018, we and ProximaX have agreed to negotiate alternative compensation for our services in good faith.

Overview

We are a leading developer of innovative decentralized technologies that power multimedia social applications and business communication solutions worldwide. Our product portfolio includes Paltalk and Camfrog, which together host one of the world's largest collections of video-based communities, and FirstMet, a prominent interactive dating brand serving users 35 and older. Our other products include Tinychat, Firetalk, 50More, Ribbit Live, The Grade, and Vumber. We recently announced a number of initiatives that feature enhancements of our technology platform using blockchain, and plans to offer aspects of our multimedia streaming and communications technology to third party developers and corporate clients. We are also currently developing a new video-enabled secure messaging service built on blockchain technology called Backchannel that we expect to launch in the fourth quarter of 2018.

Our leading network of products creates a unique social media enterprise where users can meet, see, chat, broadcast and message in real time in a secure environment with others in our network. Our properties are generally available through Windows®, MacTM OS, iOSTM and AndroidTM platforms. The proprietary technology underlying our products allows us to operate thousands of simultaneous streams, including on mobile platforms, which support interactions on a one-on-one, one-to-many and many-to-many basis. We also have a worldwide established presence and brand identity in both live video chat and interactive dating, with users in over 180 countries as of March 16, 2018. Furthermore, most of our technology is supported by a portfolio of 26 issued patents.

We believe that live video is in the early stages of adoption for applications related to meeting, chatting, dating, broadcasting and other interactive purposes and over time presents an attractive growth opportunity as it becomes pervasively integrated across the social networking and interactive communications industries. As individuals become more reliant on communicating through applications, we believe it is becoming increasingly more important to many users that they have a secure and private environment on which to interact via live video online.

In 2018, we plan to pursue a strategy of using blockchain technology to improve our existing technology platform, to build new proprietary applications and to offer technology solutions to third parties, in each case taking advantage of the enhanced security, scalability and cost-effectiveness that blockchain technology offers. We recently announced that we are developing an open source, multimedia delivery platform based on blockchain technology called “PeerStream Protocol,” or “PSP,” that is expected to specialize in routing live, rich media content and powering applications that require real time data and video communications. At launch, we plan for this platform to host new proprietary apps we develop, as well as to allow third-party developers to build the next generation of social networking, messaging, group collaboration and live video streaming applications based on blockchain technologies. In concert with PSP we are currently developing, Backchannel, a blockchain-based secure messaging application that we believe will be the first video messaging application to eliminate a centralized intermediary responsible for hosting and storing user information, thereby reducing the risk that communications between users can be hacked, stolen or leaked.

We believe that we are well-positioned to take advantage of key business opportunities in our industry by leveraging our technology, user base and suite of complementary applications to provide video, voice and chat experiences with superior security, scalability and cost-efficiency.

Operational Highlights and Objectives

During the year ended December 31, 2017, we executed key components of our objectives:

●	founded an innovation lab to leverage our technology and commercial platform to support growth initiatives in the live video markets;
● ●

completed the launch of Camfrog Live, a new live video streaming entertainment service;

launched a strategy to integrate blockchain into our technology base and business, form partnerships and advisory relationships to expand technology capabilities, and evaluate strategic M&A, equity and token investments supporting our blockchain strategy;

●	announced the development of Backchannel, a secure video messaging app leveraging end-user privacy features of blockchain technology, expected to launch in the fourth quarter of 2018;
●	formed a product development and technology relationship with blockchain security innovator Gladius Network, LLC (“Gladius”) and completed a limited investment in Gladius’ initial coin offering;
●	formed a Blockchain Advisory Board to lead our blockchain strategy, and appointed the three initial members;
●	completed the commercial launch of 50more, our dating product targeting users over 50 years old;
●	executed an exclusive advertising operations partnership with a full service digital advertising and media company, with the goal of maximizing advertising revenue;
●	expanded our relationship with a leading payment processor to allow bitcoin payment processing on Camfrog and Tinychat, evolving our platform to further serve our worldwide user base;
●	completed a $1.0 million private investment in public equity offering with Hershey Capital, the proceeds of which we plan to use to further our blockchain development initiative;
●	continued AVM Merger integration efforts, including organizational restructuring, real estate and vendor consolidation, and standardizing our technology platform and reporting systems;
●	completed the Reverse Stock Split at a 1-for-35 ratio; and
●	formed both an audit and compensation committee consisting of three and two independent directors, respectively.

In addition, in the portion of 2018 that has already transpired, we accomplished the following objectives:

●	rebranded our corporate entity to PeerStream, Inc., which we believe better reflects our mission to connect peers via multimedia streaming and communications;
●	began development of PSP, an open source, multimedia delivery protocol that is built on blockchain technology and designed to increase scalability, cost efficiency and security for real-time communication applications in such areas as video conferencing, messaging and workforce collaboration;
●	launched PeerStream Business Solutions to provide technology licensing, services and support related to multimedia streaming and communications for third party developers and corporate clients, leveraging the Company’s blockchain technology base; and
●	entered into a technology services agreement with ProximaX as an initial step in providing services through PeerStream Business Solutions.

For the near term, our business objectives include:

●	advancing development of PSP, our multimedia delivery protocol that integrates with blockchain technology;
●	developing our business solutions offerings;
●	launching a beta version of Backchannel, our new secure video messaging service leveraging blockchain technology and its benefits;
●	growing our live video streaming entertainment business by increasing the content creator base and monetization for Camfrog Live, and extending this service to users of the Paltalk application;
●	exploring strategic opportunities such as business partnerships and M&A opportunities; and
●	continuing to defend our intellectual property.

Sources of Revenue

Currently, our only sources of revenue are subscription, advertising and other fees generated from users of our video chart and dating products. In future periods, we plan to also generate revenue through the services provided by our PeerStream Business Solutions unit.

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

We also offer micro-transactions to our dating users. Micro-transactions allow users to increase the visibility of their profile and messages by paying for such services. In addition, micro-transactions include activation fees for new subscriptions. While microtransactions are not currently a significant driver of revenue, we believe that micro-transactions increase user engagement with our applications and the likelihood that users will become paid subscribers. Micro-transaction revenue is recognized at the point of sale and included in subscription revenue.

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

	December 31,
	2017	2016
Bookings	$22,623,529	$18,168,008
Net cash used in operating activities	$(730,758)	$(406,651)
Net loss	$(5,894,253)	$(1,452,776)
Adjusted EBITDA	$(1,930,574)	$11,805
Adjusted EBITDA as percentage of total revenues	(7.8)%	0.1%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net income (loss) adjusted to exclude interest expense, net, income tax (benefit), depreciation and amortization expense, loss on disposal of property and equipment, other income, net and stock-based compensation expense.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2017	2016
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(5,894,253)	$(1,452,776)
Interest (income) expense, net	(41,717)	60,030
Other (income) expense, net	46,933	(351,102)
Income tax expense	228,972	-
Depreciation and amortization expense	2,132,496	1,402,533
Loss on disposal of property and equipment	17,074	-
Stock compensation expense	1,579,921	353,120
Adjusted EBITDA	$(1,930,574)	$11,805

Results of Operations

The following table sets forth Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues:

	Years Ended December 31,
	2017	2016
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	19.6%	23.9%
Sales and marketing expense	31.6%	24.3%
Product development expense	35.9%	41.0%
General and administrative expense	35.7%	19.1%
Total costs and expenses	122.8%	108.3%
Loss from operations	(22.8)%	(8.3)%
Interest income (expense), net	0.2%	(0.3)%
Other income (expense), net	(0.2)%	1.7%
Total other income, net	(0.0)%	1.4%
Loss before income taxes	(22.8)%	(6.9)%
Provision (benefit) for income taxes	(0.9)%	(0.0)%
Net loss	(23.7)%	(6.9)%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Total revenues increased to $24,841,283 for the year ended December 31, 2017 from $20,988,429 for the year ended December 31, 2016. The increase is primarily driven by the inclusion of FirstMet revenue for the full 2017 fiscal year as a result of the AVM Merger, offset by a decline in Paltalk subscription revenue and advertising revenue.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the year ended December 31, 2017 and the year ended December 31, 2016, the increase/decrease between those periods, the percentage increase/decrease between those periods, and the percentage of total revenue that each represented for those periods:

	Years Ended December 31,		$ Increase	% Increase	% of Revenue Years Ended December 31,
	2017	2016	(Decrease)	(Decrease)	2017	2016
Subscription revenue	$22,898,530	$18,647,855	$4,250,675	22.8%	92.2%	88.8%
Advertising revenue	1,942,753	2,340,574	(397,821)	(17.0)%	7.8%	11.2%
Total revenues	$24,841,283	$20,988,429	$3,852,854	18.4%	100.0%	100.0%

Subscription

Our subscription revenue for the year ended December 31, 2017 increased by $4,250,675, or 22.8%, as compared to the year ended December 31, 2016. This increase in subscription revenue for the year ended December 31, 2017 was primarily due to the inclusion of a full fiscal year of FirstMet subscription revenue in 2017 following the completion of the AVM Merger which resulted in an increase of $5,446,000, offset by a decline in fiscal year 2017 Paltalk subscription revenue of approximately $1,000,000 compared to fiscal year 2016. We believe that the decrease in Paltalk subscription revenue was driven, in part, by a decrease in the new transaction revenue in the Paltalk product driven by lower volume of usage and diminished marketing and advertising spend. We believe the decrease was also the result of a decline in our international markets, where lower reseller volume led to reduced revenue.

Advertising

Our advertising revenue for the year ended December 31, 2017 decreased by $397,821, or 17.0%, as compared to the year ended December 31, 2016. The decrease in advertising revenue primarily resulted from internal disruption as we changed our advertising partners by moving to an exclusive relationship with a full service agency to outsource our advertising operations. The digital advertising industry is also experiencing some challenges due to a greater emphasis on fraud control.

Costs and Expenses

Total costs and expenses for the year ended December 31, 2017 reflect an increase in costs and expenses of $7,769,071, or 34.2%, as compared to the year ended December 31, 2016. The following table presents our costs and expenses for the year ended December 31, 2017 and 2016, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Years Ended December 31,		$ Increase	% Increase	% of Revenue Years Ended December 31,
	2017	2016	(Decrease)	(Decrease)	2017	2016
Cost of revenue	$4,861,315	$5,015,565	$(154,250)	(3.1)%	19.6%	23.9%
Sales and marketing	7,847,235	5,099,956	2,747,279	53.9%	31.6%	24.3%
Product development	8,918,409	8,600,688	317,721	3.7%	35.9%	41.0%
General and administrative	8,874,389	4,016,068	4,858,321	121.0%	35.7%	19.1%
Total costs and expenses	$30,501,348	$22,732,277	$7,769,071	34.2%	122.8%	108.3%

Cost of revenue

Our cost of revenue for the year ended December 31, 2017 decreased by $154,250, or 3.1%, as compared to the year ended December 31, 2016. The decrease in cost of revenue for the year ended December 31, 2017 was primarily driven by a decrease in payroll expense as a result of a move from physical servers to cloud web hosting services. The transition to cloud services also drove reduced headcount in our information technology support areas.

Sales and marketing expense

Our sales and marketing expense for the year ended December 31, 2017 increased by $2,747,279, or 53.9%, as compared to the year ended December 31, 2016. The increase in sales and marketing expense for the year ended December 31, 2017 was primarily due to the inclusion of a full fiscal year of FirstMet sales and marketing expense for 2017 following the completion of the AVM Merger, which resulted in an increase of approximately $3,683,400, offset by a decrease in Paltalk sales and marketing expense due to headcount changes and reduced marketing spend.

Product development expense

Our product development expense for the year ended December 31, 2017 increased by $317,721, or 3.7% as compared to the year ended December 31, 2016. The increase in product development expense was mainly due to the inclusion of pre-AVM Merger PeerStream product development expense in 2017 and an increase in consulting services supporting the efforts to enhance user retention and improve monetization, offset by a decrease primarily due to reduced headcount in the product development and engineering teams.

General and administrative expense

Our general and administrative expense for the year ended December 31, 2017 increased by $4,858,321, or 121.0%, as compared to the year ended December 31, 2016. The increase in general and administrative expense for the year ended December 31, 2017 was primarily driven by an increase in depreciation and amortization expense and officers’ salaries related to the inclusion of pre-AVM Merger PeerStream’s fixed and intangible assets and officer headcount. In addition, the increase was in part driven by stock compensation expense relating to executive equity awards, a $225,000 lease cancellation fee related to our office space on 320 W 37th Street in New York, NY, an accounting and legal fees increase related to the filing of the Form 10-K and approximately $452,000 in legal and consulting fees increase relating to the proposed merger with LiveXLive.

Non-Operating Income (Expense), Net

The following table presents the components of non-operating income for the year ended December 31, 2017 and the year ended December 31, 2016, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Years Ended December 31,		$ Increase	% Increase	% of Revenue Years Ended December 31,
	2017	2016	(Decrease)	(Decrease)	2017	2016
Interest income (expense), net	$41,717	$(60,030)	$101,747	169.5%	0.2%	(0.3)%
Other income (expense), net	(46,933)	351,102	(398,035)	(113.4)%	(0.2)%	1.7%
Total non-operating income (expense), net	$(5,216)	$291,072	$(296,288)	(101.8)%	(0.0)%	1.4%

Non-operating income for the year ended December 31, 2017 decreased by $296,288, or 101.8%, as compared to the year ended December 31, 2016. The decrease in non-operating income was driven by legal settlement expenses in 2016 and other minor contractual interest incurred.

Liquidity and Capital Resources

	Years Ended December 31,
	2017	2016
Consolidated Statements of Cash Flows Data:
Net cash (used in) operating activities	$(730,758)	$(406,651)
Net cash used in investing activities	(219,227)	(2,084,576)
Net cash provided by (used in) financing activities	924,439	(22,734)
Net change in cash and cash equivalents	$(25,546)	$(2,513,961)

We have historically financed our operations through cash generated from operations; however, we also recently completed a $1.0 million private placement of our common stock described in more detail below. Currently, our primary source of liquidity is cash on hand and cash flows from continuing operations. As of December 31, 2017, we had $4,137,050 in cash and cash equivalents, as compared to cash and cash equivalents of $4,162,596 as of December 31, 2016, and no long-term debt.

We undertook a plan to reduce costs and increase profitability following the AVM Merger, and we believe that our cash balance and our expected cash flow from operations will be sufficient to meet all of our financial obligations for the twelve months from the filing date of this Form 10-K. It is possible that we would need additional capital in the future to fund our operations, particularly growth initiatives, which we expect we would raise through a combination of equity offerings, debt financings, other third party funding and other collaborations and strategic alliances. Our future capital requirements will depend on many factors including our growth rate, headcount, sales and marketing activities, research and development efforts and the introduction of new features, products, acquisitions and continued user engagement.

Our primary use of working capital is related to user acquisition costs, including sales and marketing expense and product development expense. Our sales and marketing expenditures are primarily spent on channels where we can estimate the return on investment without making long-term commitments. Accordingly, we believe we can adjust our advertising and marketing expenditures quickly based on the expected return on investment, which should provide flexibility and should enable us to manage our advertising and marketing expense. In addition, we allocate significant resources to product development in order to maintain and create new features and products which will enable a better user experience and increase interactions. We may also seek to grow our business by expending our capital resources to fund strategic investments and partnership opportunities.

We are continuously evaluating and implementing cost reduction initiatives to manage the expense of our operations. Our cost reduction initiatives implemented during 2017 have included the decision to outsource our data center and physical servers to cloud web hosting services, headcount reorganization, marketing spend rationalization and vendor consolidation and subsequent contract renegotiations.

Operating Activities

Net cash used in operating activities was $730,758 for the year ended December 31, 2017, as compared to net cash used by operating activities of $406,651 for the year ended December 31, 2016. This increase in net cash used in operating activities of $324,107 was mainly a result of an increase of approximately $452,000 in one-time expenses as result of the cancelled LiveXLive Merger and acquisition initiatives.

Significant items impacting cash flow in the year ended December 31, 2016 included significant cash outlays relating to advertising and marketing expense and increased headcount related expenses in the product development area. These uses of cash were offset in part by collections of subscription and advertising revenue received during the period.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 and 2016 was $219,227 and $2,084,576, respectively. The decrease of cash used in investing activities for the year ended December 31, 2017 was primarily the result of the net cash acquired from the AVM Merger, net of $1,739,506 used to repay outstanding debt in connection with the AVM Merger, and reduced purchases of computers and office furniture. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 was $924,439 and net cash used in financing activities for the year ended December 31, 2016 was $22,734.

The primary reason for the increase was the completion of our private placement with Hershey Capital, pursuant to which we sold 200,000 shares of our common stock to Hershey Capital at a price of $5.00 per share for aggregate gross proceeds of $1.0 million. We intend to use the net proceeds from the offering for general corporate purposes, including the development of our blockchain product initiatives.

Contractual Obligations and Commitments

On January 18, 2016, we entered into a lease agreement for office space located at 122 East 42nd Street in New York, NY and paid a security deposit in the amount of $37,000. The term of the lease runs until May 30, 2019. Our office rent payments under the lease are currently approximately $12,300 per month and escalate on an annual basis for each year of the term of the lease thereafter.

On September 18, 2017, the Company entered into a lease agreement for a second office space located at 122 East 42nd Street in New York, NY and expires in July 31, 2019 and paid a security deposit in the amount of $8,000. The term of the lease runs until July 31, 2019. Our office rent payments under the lease are currently approximately $4,000 per month.

On October 27, 2017, the Company entered into a lease agreement for an office space located at Sparks-Ledesma House 1306 East 7th Street in Austin, TX and expires in October 31, 2018. We paid a security deposit in the amount of $2,142. Our office rent payments under the lease are currently approximately $1,129 per month.

On June 7, 2016, we entered into a lease agreement with Jericho Executive Center LLC for office space at 30 Jericho Executive Plaza in Jericho, New York which commenced on September 1, 2016 and runs through November 30, 2021. Our office rent payments under the lease are currently approximately $5,900 per month.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

of PeerStream, Inc. (f/k/a Snap Interactive, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Peerstream, Inc. (f/k/a Snap Interactive, Inc.) (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016.

New York, New York

March 22, 2018

PEERSTREAM, INC.

(F/K/A SNAP INTERACTIVE, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
Current assets:
Cash and cash equivalents	$4,137,050	$4,162,596
Credit card holdback receivable	140,789	172,169
Accounts receivable	479,148	958,695
Prepaid expense and other current assets	228,296	1,047,483
Total current assets	4,985,283	6,340,943
Property and equipment, net	622,712	793,305
Goodwill	13,086,472	14,304,667
Intangible assets, net	3,920,443	5,605,193
Other receivables	52,267	82,435
Long term security deposits	97,270	397,608
Total assets	$22,764,447	$27,524,151

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,374,253	$1,665,831
Accrued expenses and other current liabilities	405,646	472,406
Deferred subscription revenue	2,553,826	2,828,827
Total current liabilities	5,333,725	4,967,064
Deferred rent, net of current portion	-	261,286
Deferred tax liability	-	1,452,339
Total liabilities	5,333,725	6,680,689
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 6,881,794 and 6,714,915 shares issued and outstanding, respectively	6,882	6,715
Additional paid-in capital	18,346,914	15,865,568
(Accumulated deficit) retained earnings	(923,074)	4,971,179
Total stockholders' equity	17,430,722	20,843,462
Total liabilities and stockholders' equity	$22,764,447	$27,524,151

The accompanying notes are an integral part of these consolidated financial statements.

PEERSTREAM, INC.

(F/K/A SNAP INTERACTIVE, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016
Revenues
Subscription revenue	$22,898,530	$18,647,855
Advertising revenue	1,942,753	2,340,574
Total revenue	24,841,283	20,988,429
Costs and expenses
Costs of revenue	4,861,315	5,015,565
Sales and marketing	7,847,235	5,099,956
Product development	8,918,409	8,600,688
General and administrative	8,874,389	4,016,068
Total costs and expenses	30,501,348	22,732,277
Loss from operations	(5,660,065)	(1,743,848)
Interest income (expense), net	41,717	(60,030)
Other (expense) income, net	(46,933)	351,102
Loss before provision for income taxes	(5,665,281)	(1,452,776)
Income tax expense	(228,972)	-
Net loss	$(5,894,253)	$(1,452,776)

Loss per share of common stock:
Basic and diluted	$(0.91)	$(0.26)
Weighted average number of common shares outstanding:
Basic and diluted	6,452,581	5,577,856

The accompanying notes are an integral part of these consolidated financial statements.

PEERSTREAM, INC.

(F/K/A SNAP INTERACTIVE, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Retained
			Additional	Earnings	Total
	Common	Stock	Paid-	(Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit)	Equity
Balance on January 1, 2016	5,228,617	$5,229	$6,872,868	$6,423,955	$13,302,052
Issuance of shares and options in connection with the AVM Merger	1,486,298	1,486	8,639,580	-	8,641,066
Stock-based compensation expense	-	-	353,120	-	353,120
Net loss	-	-	-	(1,452,776)	(1,452,776)
Balance on December 31, 2016	6,714,915	$6,715	$15,865,568	$4,971,179	$20,843,462
Stock-based compensation expense for restricted stock awards and stock options	-	-	1,579,921	-	1,579,921
Shares issued for consulting services	12,000	12	39,588	-	39,600
Shares issued in connection with Security Purchase Agreement	200,000	200	999,800	-	1,000,000
Cancellation of common stock	(45,121)	(45)	(137,963)	-	(138,008)
Net loss	-	-	-	(5,894,253)	(5,894,253)
Balance on December 31, 2017	6,881,794	$6,882	$18,346,914	$(923,074)	$17,430,722

The accompanying notes are an integral part of these consolidated financial statements.

PEERSTREAM, INC.

(F/K/A SNAP INTERACTIVE, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,894,253)	$(1,452,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	447,746	568,028
Amortization of intangible assets	1,684,750	834,505
Common stock issued for consulting services	39,600	-
Cancellation of common stock	(138,008)	-
Stock-based compensation expense	1,579,921	353,120
Loss on disposal of property and equipment	17,074	-
Bad debt expense	137,615	-
Change in fair value of contingent liability	-	(134,000)
Changes in operating assets and liabilities:
Credit card holdback receivable	31,380	138,971
Accounts receivable	341,932	66,433
Prepaid expenses and other current assets	819,187	221,644
Other receivables	(10,555)	(36,115)
Deferred tax asset	-	754,535
Accounts payable, accrued expenses and other current liabilities	717,223	(1,257,735)
Deferred rent	4,775	145,046
Deferred tax	-	(128,460)
Deferred subscription revenue	(509,145)	(479,847)
Net cash provided by (used in) operating activities	(730,758)	(406,651)
Cash flows from investing activities:
Purchase of property and equipment	(294,227)	(345,070)
Return of security deposits	75,000	-
Cash acquired in the AVM Merger, net of payment of note payable	-	(1,739,506)
Net cash provided by (used in) investing activities	(219,227)	(2,084,576)
Cash flows from financing activities:
Payments of capital leases	(75,561)	(22,734)
Proceeds in connection with Security Purchase Agreement	1,000,000	-
Net cash provided by (used in) financing activities	924,439	(22,734)
Net decrease in cash and cash equivalents	(25,546)	(2,513,961)
Cash and cash equivalents at beginning of year	4,162,596	6,676,557
Cash and cash equivalents at end of year	$4,137,050	$4,162,596
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Cash paid in interest	$12,899	$-
Cash paid in income taxes	$26,210	$-
Cash investing and financing activities
Measurement period adjustments:
Goodwill	$1,218,198	$-
Deferred tax liability	$1,452,339	$-
Deferred subscription revenue	$234,144	$-
Acquisition:
Cash and cash equivalents	$-	$1,460,494
Term note payable (intercompany)	$-	$(200,000)
Note payable, net of discount (intercompany)	$-	$(3,000,000)

The accompanying notes are an integral part of these consolidated financial statements.

PEERSTREAM, INC.

(F/K/A SNAP INTERACTIVE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

On October 7, 2016, PeerStream, Inc. (f/k/a Snap Interactive, Inc.) and its wholly owned subsidiary, Snap Mobile Limited (collectively, “PeerStream”), completed a business combination with privately-held A.V.M. Software, Inc. and its wholly owned subsidiaries, Paltalk Software Inc., Paltalk Holdings, Inc., Tiny Acquisition Inc., Camshare, Inc., Vumber LLC and Fire Talk LLC (collectively, “AVM”) in accordance with the terms of an Agreement and Plan of Merger (the “AVM Merger Agreement”), by and among PeerStream, SAVM Acquisition Corporation, PeerStream’s former wholly owned subsidiary, AVM and Jason Katz, pursuant to which AVM merged with and into SAVM Acquisition Corporation, with AVM surviving as a wholly owned subsidiary of PeerStream (the “AVM Merger”).

Under U.S. generally accepted accounting principles (“GAAP”), the AVM Merger is treated as a “reverse merger” under the acquisition method of accounting. For accounting purposes, AVM is considered to have acquired PeerStream. Consequently, the historical financial statements reflect the operations and financial condition of AVM and operating results of PeerStream are reported beginning on the closing date of the AVM Merger (collectively, the “Company” or “we”).

The Company is an Internet software company. Under its registered trademarks, the Company develops and operates computer software that enables spontaneous global real time audio/video conversation via the internet and operates a portfolio of dating applications.

Reverse Stock Split

The Company completed a 1-for-35 reverse stock split which became effective on January 5, 2017. Except as otherwise provided herein, all share and per-share amounts of the Company’s common stock and stock options have been adjusted to give effect to the reverse stock split for all periods presented.

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

On October 31, 2017, the Company provided a letter to LiveXLive that terminated the LiveXLive Merger Agreement, pursuant to Section 8.2(a) of the LiveXLive Merger Agreement, due to certain conditions of the LiveXLive Merger Agreement not having been fulfilled as of October 27, 2017, which relieved the Company of its obligations under the LiveXLive Merger Agreement. No termination fee was payable by the Company in connection with the termination of the LiveXLive Merger Agreement. The Company incurred in one-time expenses of approximately $452,000 as a result of the cancelled LiveXLive Merger Agreement.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and were prepared in conformity with GAAP and with the requirements of the Security and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated upon consolidation.

Significant Estimates and Assumptions

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

Significant estimates relied upon in preparing these financial statements include the estimates used to determine the fair value of the Company’s common stock up until the time of the AVM Merger, and stock options issued in share based payment arrangements, acquisition accounting, collectability of the Company’s accounts receivable and the valuation allowance on deferred tax assets. Management evaluates these estimates on an ongoing basis. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from the estimates.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Accounting Standards Codification (“ASC”) No. 605, Revenue Recognition. In all cases, revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

The Company has revenue streams consisting of subscriptions and advertisements. The Company recognizes revenue from monthly premium subscription services beginning in the month in which the subscriptions are originated. Revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the years ended December 31, 2017 and 2016, subscriptions were offered in durations of one-, three-, six-, twelve-, and fifteen- month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the length of the subscription period. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying Consolidated Balance Sheets.

The Company generates advertising revenue from advertising agreements with third parties. Advertising revenue is dependent upon traffic as well as the advertising inventory placed on our products. The Company recognizes advertising revenue as earned on a click-through, impression, registration or subscription basis. When a user clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), registers for an external website via an advertisement by clicking on or through our application (CPA basis), or clicks on an offer to subscribe to premium features on the application, the amount earned is recognized as revenue.

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

The Company’s payment processors have established reserve accounts to secure the performance of the Company’s obligations under its service agreements, which is standard practice within the payment processing industry. These reserve accounts withhold a small percentage of the Company’s sales in a segregated account. These funds are classified as credit card holdback receivables and totaled $140,789 and $172,169 as of December 31, 2017 and December 31, 2016, respectively.

Cost of revenue

Cost of revenue consists primarily of compensation (including stock-based compensation) and other employee-related costs of personnel engaged in data center and customer care functions, credit card processing fees, hosting fees, and data center rent and bandwidth costs.

Sales and marketing

Sales and marketing expense is expensed as incurred and consists primarily of advertising expenditures and compensation (including stock-based compensation) and other employee related costs for personnel engaged in sales, and sales support functions. Sales and marketing spend includes search engine marketing and partner-related payments to those who direct traffic to our brands. Total advertising expense for the year ended December 31, 2017 was approximately $6,994,700, and $4,591,900 for the year ended December 31, 2016.

Product development

Product development expense, which relates to the development of technology for our applications, consists primarily of compensation (including stock-based compensation) and other employee-related costs that are not capitalized for personnel engaged in the design, testing and enhancement of service offerings as well as amortization of capitalized website development costs.

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred taxes in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the accompanying Consolidated Balance Sheets.

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

The fair value of each option granted under the Company's Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) and 2016 Long-Term Incentive Plan (the “2016 Plan”) was estimated using the Black-Scholes option-pricing model (see Note 8 for further details). Using this model, fair value is calculated based on assumptions with respect to the (i) expected volatility of the Company's common stock price, (ii) expected life of the award, which for options is the period of time over which employees and non- employees are expected to hold their options prior to exercise, (iii) expected dividend yield on the Company's common stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. Expected volatility is estimated based on the Company's historical volatilities. The expected life of options has been determined using the "simplified" method as prescribed by Staff Accounting Bulletin (“SAB”) No. 110, an amendment to SAB No. 107, which uses the midpoint between the vesting date and the end of the contractual term. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying dividends in the foreseeable future.

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

Diluted net income (loss) per common share reflects the more dilutive earnings per share amount calculated using the treasury stock method or the two-class method, taking into account any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and unvested shares of restricted common stock (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted income per share.

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

Receivables

Accounts receivables are composed of amounts due from our advertising partners and from credit card processing companies following the initiation of subscription arrangements originated by our subscribers, which subscribers pay by credit cards. These receivables are unsecured and are typically settled by the payment processing company within several days of transaction processing accordingly, no allowance for doubtful accounts is considered. On December 31, 2017, the Company had accounts receivable from advertising partners and payment processing companies in the amount of $479,148, as compared to $958,695 on December 31, 2016.

As of December 31, 2017, three advertising partners accounted for 45% of accounts receivable. As of December 31, 2016, three advertising partners and one payment processing company accounted for 37% of accounts receivable.

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

The Company tests the recorded amount of goodwill for impairment on an annual basis on December 31 of each fiscal year or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. The Company has one reporting unit. The Company performed a qualitative assessment and concluded that no impairment existed as of December 31, 2017 and 2016.

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

Business Combinations

The AVM Merger was made at a price above the fair value of the assets acquired and liabilities assumed including deferred tax liability, resulting in goodwill, based on the Company’s expectations of synergies and other benefits of combining the acquired business.

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The Company is responsible for determining the fair values of the assets acquired and liabilities assumed in connection with the AVM Merger. These fair values were based on estimates as of October 7, 2016, the closing date of the acquisition, and were based on a number of factors, including a valuation from an independent third party.

Net assets acquired are recorded at their fair values on the date of acquisition.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, credit card holdback receivable, accounts payable, approximate fair value due to the short-term nature of these instruments.

Adoption of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued accounting guidance on the recognition of revenue from contracts with customers, which will supersede nearly all existing revenue recognition guidance under generally accepted accounting principles (GAAP). Under the new revenue standards, entities will recognize revenue to depict the transfer of goods and services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from an entity’s contracts with customers. The Company has completed its analysis of the new revenue standards and has concluded that the measurement of revenue and the timing of recognizing revenue is not expected to change for our subscription and advertising revenues. The Company has adopted the new revenue standards on January 1, 2018 using the modified retrospective approach. Based on our analysis, we did not identify a cumulative-effect adjustment to retained earnings at January 1, 2018. Our future financial statements, beginning with the three months ended March 31, 2018, will include additional disclosures as required by the new revenue standards.

In March 2016, the FASB issued ASU No. 2016-09, which revises the guidance in ASC 718, Compensation - Stock Compensation, and will change how companies account for certain aspects of share-based payments to employees, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. The Company adopted this guidance as of and for the three months ended March 31, 2017 and its adoption did not have any significant impact on the Company’s consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, which revises the guidance in ASC 230, Statement of Cash Flows. The new guidance is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, and is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. The Company adopted this guidance and its adoption did not have any significant impact on the Company’s consolidated financial statements and related disclosures.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which includes numerous technical corrections and clarifications to GAAP that are designed to remove inconsistencies in the board’s accounting guidance. Several provisions in this accounting guidance are effective immediately which did not have an impact on the Company’s consolidated financial statements. Additional provisions in this accounting guidance are effective for the Company in annual financial reporting periods beginning after December 15, 2016. The Company adopted this guidance and its adoption did not have any significant impact on the Company’s consolidated financial statements and related disclosures.

The FASB has issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this guidance and its adoption did not have any significant impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this guidance and its adoption did not have any significant impact on the Company’s consolidated financial statements and related disclosures.

Recent Accounting Pronouncements

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for the Company beginning in the first quarter of fiscal year 2020, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its financial statements.

3.	Business Combination

On October 7, 2016, AVM completed the AVM Merger with PeerStream, pursuant to which SAVM Acquisition Corporation, PeerStream’s former wholly owned subsidiary, merged with and into AVM, with AVM surviving as a wholly owned subsidiary of SNAP.

As a result of the AVM Merger, the former shareholders of A.V.M. Software, Inc. received shares of PeerStream, Inc.’s common stock representing approximately 77.9% of the outstanding shares of common stock of the post-AVM Merger combined company, and PeerStream, Inc.’s former shareholders retained approximately 22.1% of the outstanding shares of common stock of the post-AVM Merger combined company, in each case including shares of unvested restricted stock in the total number of shares of PeerStream, Inc. common stock outstanding.

Consideration in this transaction consisted of the issuance of 1,486,298 shares of PeerStream, Inc. to the former shareholders of A.V.M. Software, Inc., which was based on the Exchange Ratio (as defined in the AVM Merger Agreement). The shares were valued at the market price per share of common stock as of the closing date, which was $5.60. The fair value of the vested PeerStream options at the time of AVM Merger was estimated using the Black-Sholes pricing model.

Consideration	Shares	Value
PeerStream shares	1,486,298	$8,322,852
PeerStream options	130,965	$318,214
		$8,641,066

The estimated fair value of the assets acquired and liabilities assumed is as follows:

Accounts	Amount
Cash and cash equivalents	$1,460,494
Credit card holdback receivable	161,140
Accounts receivable	192,490
Other receivable	190,000
Prepaid expense and other current assets	61,248
Fixed assets, net	98,552
Notes receivable	82,452
Long term security deposits	279,410
Intangibles assets, net	3,952,000
Goodwill	9,960,017
Accounts payable	(1,380,336)
Accrued expenses and other current liabilities	(460,719)
Deferred subscription revenue	(1,045,856)
Term note payable	(200,000)
Note payable, net of discount	(3,000,000)
Deferred rent, net of current portion	(116,240)
Capital lease obligations, net of current portion	(12,786)
Deferred tax liability	(1,580,800)
Total consideration	$8,641,066

As part of the original valuation analysis, the Company identified intangible assets, including subscriber relationships, trade names, trademarks, product names, URLs, internally developed software and lead pool. The fair value of identifiable intangible assets is determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows. Final allocation was determined by a third party valuation specialist hired by management. The following table summarizes the fair value of the identifiable intangible assets and their respective useful lives:

	Estimated Fair Value	Estimated Useful Life in Years
Subscriber relationships	$1,940,000	3
Trade names, trademarks, product names, URLs	1,000,000	5
Internally developed software	730,000	5
Lead pool	282,000	2
Total acquired assets	$3,952,000

The Company finalized the original valuation and as part of a revision for the AVM Merger, the Company made an adjustment to increase the fair value of the deferred revenue at the acquisition date by $234,144, offset by a decrease in deferred tax liability of $1,452,339, with a corresponding decrease to goodwill reflected in the accompanying condensed consolidated financial statements. Additionally, the change to the provisional amount resulted in amortization of deferred revenue of $65,000 during the year ended December 31, 2017.

4.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2017	2016
Computer equipment	$3,706,017	$3,720,985
Website development	2,342,442	2,050,980
Furniture and fixtures	89,027	89,027
Leasehold improvements	32,726	32,726
Total property and equipment	6,170,212	5,893,718
Less: Accumulated depreciation	(5,547,500)	(5,100,413)
Total property and equipment, net	$622,712	$793,305

Depreciation expense, which includes amortization of website development costs, for the years ended December 31, 2017 and 2016 was $447,746 and $568,028, respectively.

The Company only holds property and equipment in the United States.

5.	Intangible Assets

Intangible assets consist of the following:

	December 31,
	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$50,000	$(21,250)	$28,750	$50,000	$(18,750)	$31,250
Trade names, trademarks, product names, URLs	1,555,000	(585,479)	969,521	1,555,000	(329,979)	1,225,021
Internally developed software	2,720,000	(1,900,697)	819,303	2,720,000	(1,498,029)	1,221,971
Subscriber/customer relationships	4,219,000	(2,221,882)	1,997,118	4,219,000	(1,338,799)	2,880,201
Lead pool	282,000	(176,250)	105,750	282,000	(35,250)	246,750
Total intangible assets	$8,826,000	$(4,905,558)	$3,920,442	$8,826,000	$(3,220,807)	$5,605,193

Subscriber/customer relationships, trade names, trademarks, product names, URLs, Internally developed software and lead pool included an aggregate of $3,952,000 of intangible assets acquired as part of the business combination completed on October 7, 2016 as described in Note 3.

Amortization expense for the years ended December 31, 2017 and 2016 was $1,684,750 and $834,505, respectively. The estimated aggregate amortization expense for each of the next five years and thereafter will be $1,599,718 in 2018, $1,087,333 in 2019, $592,681 in 2020, $444,167 in 2021 and $196,543 thereafter.

6.	Income Taxes

The Company's provision for income taxes is comprised of the following:

	Years ended
	December 31,
	2017	2016
Current:
Federal	$-	$-
State and local	228,972	-
Total current provision	228,972	-
Deferred:
Federal	-	-
State and local	-	-
Total deferred provision	-	-
Total provision	$228,972	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Net operating losses	$4,327,027	$1,847,247
Share-based compensation	868,222	2,521,303
Amortization of intangible assets	432,335	-
Tax credits	62,969	-
Other	12,755	-
Subtotal	5,703,308	4,368,550
Less valuation allowance:	(5,649,582)	(4,307,813)
Total deferred tax assets	53,726	60,737
Deferred tax liabilities:
Intangibles	-	(1,452,340)
Property and equipment	(53,726)	-
Other	-	(60,736)
Total deferred tax liabilities	(53,726)	(1,513,076)
Net deferred tax liabilities	$-	$(1,452,339)

During 2017, the Company adjusted its deferred tax liability by $1,452,339 with an offset to goodwill in connection with the business combination accounting related to the AVM merger. In assessing the Company’s ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based on these factors the Company determined that its deferred tax assets are not realizable on a more-likely-than-not basis and has recorded a valuation allowance against its net deferred tax assets. The valuation allowance on our total deferred tax assets was $5,649,582 and $4,307,813 for the years ended December 31, 2017 and 2016, respectively. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As of December 31, 2017, the Company had federal net operating loss carryforwards of approximately $19.1 million which are set to expire beginning in 2028 through 2037 if not utilized. These net operating losses may be subject to an annual limitation under IRC Section 382.

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate of 34% as follows:

	Years ended December 31,
	2017	2016
Income tax (expense) benefit at federal statutory rate	34.0%	34.0%
State and local taxes	(2.6)%	11.0%
Federal tax reform	(55.0)%	-%
Valuation allowance	25.3%	185.7%
Payable true-up	(3.8)%	-%
Other	(1.9)%	(0.8)%
NOL adjustment	-%	(229.9)%
Effective tax rate	(4.0)%	0.0%

The U. S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Among other things, the TCJA (1) reduces the US statutory corporate income tax rate from 34% to 21% effective January 1, 2018 (2) eliminates the corporate alternative minimum tax (3) eliminates the Section 199 deduction (4) changes rules related to uses and limitations of net operating loss carryforwards beginning after December 31, 2017. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The Tax Act reduces the U.S. statutory corporate tax rate to 21%, effective January 1, 2018. The Company has recorded a provisional decrease in its deferred tax assets and liabilities of $3,116,794 with an offsetting adjustment to our valuation allowance.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As we collect and prepare necessary data and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2017 the Company has no uncertain tax positions. There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2017.

The Company files federal income tax returns and income tax returns in various state tax jurisdictions. Tax years 2014 through 2017 remain open to examination by the IRS. The states have varying statutes of limitations.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2017	2016
Compensation, benefits and payroll taxes	$310,775	$311,845
Other accrued expenses	94,871	160,561
Total accrued expenses and other current liabilities	$405,646	$472,406

8.	Stockholders’ Equity

The 2011 Plan was terminated as to future awards on May 16, 2016. A total of 181,604 shares of the Company’s common stock may be delivered pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The 2016 Plan was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of December 31, 2017, there were 501,810 shares available for future issuance under the 2016 Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the years ended:

	December 31,
	2017	2016
Expected volatility	116.1-159.0%	76.6-139.2%
Expected life of option	5.0-7.0	5.5
Risk free interest rate	1.7-2.2%	1.1%-1.8%
Expected dividend yield	0.0%	0.0%

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

The following tables summarize stock option activity during the year ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	573,110	$6.94
Granted	611,522	3.75
Expired or canceled, during the period	(191,027)	6.64
Forfeited, during the period	(13,017)	6.00
Outstanding at December 31, 2017	980,588	$5.02
Exercisable at December 31, 2017	448,890	$8.36

During the year ended December 31, 2017, the Company entered into option cancellation and release agreements with three employees, pursuant to which each of the parties agreed to cancel outstanding options to purchase an aggregate of 77,312 shares of common stock of the Company at exercise prices ranging from $4.55 to $21.00 per share. In exchange for the cancellation of the options, the Company granted the employees replacement options to purchase an aggregate of 64,600 shares of common stock of the Company at exercise prices ranging from $3.36 to $6.00 per share. The incremental value of the modified options compared to the original options, both valued on the respective modification date, of $55,055 is being recognized over the vesting terms of the options.

On April 13, 2017, the Company’s Board of Directors awarded Alexander Harrington, Chief Executive Officer, (i) a stock option representing the right to purchase 80,000 shares of common stock at an exercise price equal to $3.63 per share, with the shares underlying this stock option vesting 25% on the six month anniversary of the date of grant and the remaining three tranches vesting on each of the first, second and third anniversaries of the first vesting date, and (ii) a stock option representing the right to purchase 24,000 shares of common stock at an exercise price equal to $3.63 per share, with the shares underlying this stock option vesting based on the Company’s achievement of certain performance goals related to its annual revenues. In addition, on April 13, 2017, the Company’s Board of Directors awarded Jason Katz, Chief Operating Officer and Chairman of the Board of Directors, a stock option representing the right to purchase 70,000 shares of common stock at an exercise price equal to $3.63 per share, with (i) 17,500 of the underlying shares vesting based on the Company’s achievement of certain performance goals related to its earnings before interest, tax, depreciation, and amortization and (ii) 52,500 of the underlying shares vesting based on the Company’s achievement of certain performance goals related to its annual revenues. Stock compensation expense recognized for these performance awards for the year ended December 31, 2017 was $50,114.

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

On December 31, 2017, the aggregate intrinsic value of stock options that were outstanding and exercisable was $3,063,208 and $1,175,244, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the year ended December 31, 2017, the Company granted options to employees to purchase an aggregate of 611,522 of common stock. These options vest between one and four years and have a term of ten years and have a weighted average exercise price of $3.75.

The aggregate fair value for the options granted during the years ended December 31, 2017 and 2016 was $1,740,578 and $682,740, respectively.

At December 31, 2017, there was $1,581,586 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.68 years.

Stock-based compensation expense for the Company’s stock options included in the consolidated statements of operations is as follows:

	Year ended December 31,
	2017	2016
Cost of revenue	$4,302	$117,147
Sales and marketing expense	1,784	-
Product development expense	166,783	-
General and administrative expense	665,556	50,599
Total stock-based compensation expense	$838,425	$167,746

Restricted Stock Awards

The following table summarizes restricted stock award activity for the year ended December 31, 2017:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	264,286	$20.29
Granted	-	-
Forfeited or canceled, during the period	(43,405)	20.29
Vested	(62,310)	20.29
Outstanding at December 31, 2017	158,571	$20.29

At December 31, 2017, there was $1,297,617 of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.8 years.

Stock-based compensation expense relating to restricted stock awards for the years ended December 31, 2017 and 2016 was $741,496 and $185,374, respectively, which is included in general and administrative expense in our consolidated financial statements.

On October 7, 2017, an aggregate of 105,715 shares of restricted stock held by Clifford Lerner, a member of the Company’s Board of Directors, vested. Pursuant to the terms of Mr. Lerner’s restricted stock awards, the Company withheld and subsequently canceled an aggregate of 43,405 of the vesting shares of restricted stock to satisfy Mr. Lerner’s tax withholding obligations incurred in connection with the vesting of the shares of restricted stock.

Common Stock

On April 7, 2017, the Company executed and filed with the Secretary of State of the State of Delaware an amendment to the Company’s Certificate of Incorporation, as amended, to increase the total number of shares of common stock authorized for issuance to 25,000,000.

On December 19, 2017, the Company entered into a securities purchase agreement with Hershey Strategic Capital, LP, pursuant to which we issued and sold 200,000 shares of our common stock to Hershey Capital for an aggregate purchase price of $1,000,000, or $5.00 per share, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Company intends to use the proceeds from the offering for general corporate purposes, including the development of our blockchain product initiatives.

9.	Net (Loss) Income Per Share

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

The following table summarizes the net loss per share calculation:

	Years Ended December 31,
	2017	2016
Net loss - basic and diluted	$(5,894,253)	$(1,452,776)
Weighted average shares outstanding – basic and diluted	6,452,581	5,577,856
Per share data:
Basic and diluted	$(0.91)	$(0.26)

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted loss per share, since the result would be anti-dilutive. Common stock equivalents not included in the calculations of diluted loss per share because to do so would have been anti-dilutive, include stock options of 980,588 and 573,110 for the years ended December 31, 2017 and 2016, respectively.

10.	Commitments and contingencies

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

On September 18, 2017, the Company entered into a lease agreement for a second office space located at 122 East 42nd Street in New York, NY and expires in July 31, 2019 and paid a security deposit in the amount of $8,000. The term of the lease runs until July 31, 2019. Our monthly office rent payments under the lease are currently approximately $4,000 per month.

On October 27, 2017, the Company entered into a lease agreement for an office space located at Sparks-Ledesma House 1306 East 7th Street in Austin, TX and expires in October 31, 2018. Our monthly office rent payments under the lease are currently approximately $1,129 per month.

The Company accounts for rent expense using the straight line method of accounting, deferring the difference between actual rent due and the straight line amount.

On December 31, 2017, future minimum payments under non-cancelable operating leases were as follows:

For the years ending December 31,	Amount
2018	$264,697
2019	228,493
2020	71,070
2021	65,148
Total	$629,408

Legal Proceedings

On December 16, 2016, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit in Delaware against Riot Games, Inc. and Valve Corporation for infringement of U.S. Patent Nos. 5,822,523 and 6,226,686 with respect to their online games League of Legends and Defense of the Ancients 2. These two patents were previously asserted against, and then licensed to, Microsoft, Sony, and Activision. In 2018, Valve Corporation made a motion to move the litigation from Delaware to the Western District of Washington which was granted by the court.

Riot Games, Inc. has filed a total of four inter partes reviews at the patent office, two per patent held by Paltalk Holdings, Inc., seeking to have the Paltalk Holdings, Inc. patents declared invalid. The patent office has not ruled on these motions.

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of December 31, 2017.

11.	Subsequent Events

Name Change

Effective March 12, 2018, the Company changed its name from “Snap Interactive, Inc.” to “PeerStream, Inc.” In connection with the name change, the Company also changed its trading symbol on the OTCQB Marketplace from “STVI” to “PEER.” The new brand is intended to honor the Company’s legacy of empowering consumers to meet new people and connect with peers via social video applications, while also referencing the anticipated importance of peer-to-peer networks and multimedia streaming in the Company’s future.

ProximaX Agreement

On March 21, 2018, as a first step in providing services through PeerStream Business Solutions, the Company entered into a technology services agreement with ProximaX Limited (“ProximaX”) whereby the Company agreed to provide certain development and related services to ProximaX to facilitate the implementation of PSP into ProximaX’s proprietary blockchain protocol that is currently under development. Pursuant to the terms of the agreement, ProximaX agreed to pay the Company up to an aggregate of $10.0 million of cash in exchange for the Company’s services, with $5.0 million due upon the successful consummation of a future initial coin offering by ProximaX and up to an additional $5.0 million due upon the Company’s achievement of certain development milestones set forth in the agreement. In addition, ProximaX agreed to issue the Company a number of tokens equal to 2.4% of all outstanding tokens on the date of the planned initial coin offering and to reserve an additional 2% of such tokens to be issued as payment for future services provided by the Company, subject, in each case, to such initial coin offering generating aggregate gross proceeds of at least $30.0 million. If the planned initial coin offering does not raise at least $30.0 million or ProximaX fails to pay the Company the upfront cash payment of $5.0 million by June 1, 2018, the Company and ProximaX have agreed to negotiate alternative compensation for the Company’s services in good faith.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our consolidated financial statements in conformity with GAAP.

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

Based on the evaluation as of December 31, 2017, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act).  Our internal control system was designed to, in general, provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017, and based on that evaluation, management concluded that our internal control over financial reporting was effective. Therefore, our management, including our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

1.	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

3.	Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed herewith:

2.1#	Agreement and Plan of Merger, dated September 13, 2016, by and among PeerStream, Inc., SAVM Acquisition Corporation, A.V.M. Software, Inc. and Jason Katz (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 14, 2016 by the Company with the SEC).

2.2#	Agreement and Plan of Merger, dated as of September 6, 2017, by and among LiveXLive Media, Inc., LXL Video Acquisition Corp., PeerStream, Inc. and Jason Katz (as the Stockholders’ Agent) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed September 8, 2017 by the Company with the SEC).

2.3#	Amendment No. 1, dated as of October 3, 2017, to the Agreement and Plan of Merger, dated as of September 6, 2017, by and among LiveXLive Media, Inc., LXL Video Acquisition Corp., PeerStream, Inc. and Jason Katz (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of the Company filed October 10, 2017 by the Company with the SEC).

2.4#	Amendment No. 2, dated as of October 10, 2017, to the Agreement and Plan of Merger, dated as of September 6, 2017, by and among LiveXLive Media, Inc., LXL Video Acquisition Corp., PeerStream, Inc. and Jason Katz (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K of the Company filed October 10, 2017 by the Company with the SEC).

3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed February 11, 2011 by the Company with the SEC).

3.2	Certificate of Amendment to Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed February 11, 2011 by the Company with the SEC).

3.3	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of the Company filed on March 14, 2016 by the Company with the SEC).

3.4	Certificate of Amendment to Certificate of Incorporation, dated May 19, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

3.5	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2017 (incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed on March 28, 2017 by the Company with the SEC).

3.6	Certificate of Amendment to Certificate of Incorporation, dated May 25, 2017 (incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2017 by the Company with the SEC).

3.7	Certificate of Amendment to Certificate of Incorporation, effective March 12, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 13, 2018 by the Company with the SEC).

3.8	Amended and Restated By-Laws of PeerStream, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-52176) of the Company filed April 25, 2012 by the Company with the SEC).

3.9	Amendment No. 1 to the Amended and Restated By-Laws of PeerStream, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed September 8, 2017 by the Company with the SEC).

3.10	Amendment No. 2 to the Amended and Restated By-Laws of PeerStream, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on March 13, 2018 by the Company with the SEC).

10.1	Statement of Rights and Responsibilities, by and between PeerStream, Inc. and Facebook Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.2	Registered Apple Developer Agreement, by and between PeerStream, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.3	iOS Developer Program License Agreement, by and between PeerStream, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.4†	Amended and Restated PeerStream, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-52176) of the Company filed on November 14, 2011 by the Company with the SEC).

10.5†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.6†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.7†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.8†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-52176) of the Company filed on November 14, 2011 by the Company with the SEC).

10.9†	PeerStream, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 16, 2016 by the Company with the SEC).

10.10†	First Amendment to PeerStream, Inc. 2016 Long Term Incentive Plan, dated as of April 10, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 30, 2017 by the Company with the SEC).

10.11†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.12†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.13†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.14†	Executive Employment Agreement, dated February 28, 2014, by and between Alexander Harrington and PeerStream, Inc. (incorporated by reference to Exhibit 10.21 to the Post-Effective Amendment No. 4 to the Registration Statement on Form S-1 of the Company filed on March 25, 2014 by the Company with the SEC).

10.15†	First Amendment to Executive Employment Agreement, effective as of March 19, 2015, by and between PeerStream, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 25, 2015 by the Company with the SEC).

10.16†	Second Amendment to Executive Employment Agreement, effective as of October 13, 2015, by and between PeerStream, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 14, 2015 by the Company with the SEC).

10.17†	Third Amendment to Executive Employment Agreement, effective as of March 3, 2016, by and between PeerStream, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 7, 2016 by the Company with the SEC).

10.18†	Fourth Amendment to Executive Employment Agreement, dated October 7, 2016, by and between PeerStream, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.19†	Option Cancellation and Release Agreement, effective as of October 13, 2015, by and between PeerStream, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on October 14, 2015 by the Company with the SEC).

10.20†	Nonqualified Stock Option Agreement, dated as of October 13, 2015, by and between PeerStream, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on October 14, 2015 by the Company with the SEC).

10.21†	Nonqualified Stock Option Agreement, dated as of April 13, 2017, by and between PeerStream, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 19, 2017 by the Company with the SEC).

10.22†	Executive Employment Agreement, dated October 7, 2016, by and between PeerStream, Inc. and Jason Katz (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.23†	Executive Employment Agreement, dated November 14, 2016, by and between PeerStream, Inc. and Judy Krandel (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on November 16, 2016 by the Company with the SEC).

10.24†	Employment Agreement, dated October 7, 2016, by and between PeerStream, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.25†	Restricted Stock Award Agreement, dated as of December 14, 2011, by and between PeerStream, Inc. and Clifford Lerner (incorporated by reference to Exhibit 99.1 to the Amendment No. 1 to Schedule 13D of Mr. Lerner filed on December 19, 2011 by Mr. Lerner with the SEC).

10.26†	Restricted Stock Cancellation and Release Agreement, dated as of March 3, 2016, by and between Clifford Lerner and PeerStream, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on March 7, 2016 by the Company with the SEC).

10.27†	Restricted Stock Award Agreement, dated as of March 3, 2016, by and between Clifford Lerner and PeerStream, Inc. (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed March 14, 2016 by the Company with the SEC).

10.28†	First Amendment to Restricted Stock Award Agreement, dated October 7, 2016, by and between PeerStream, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.29†	First Amendment to Restricted Stock Award Agreement, dated October 7, 2016, by and between PeerStream, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.30†	Employment Agreement, dated May 5, 2017, by and between PeerStream, Inc. and Eric Sackowitz (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 11, 2017 by the Company with the SEC).

10.31†	Option Cancellation and Release Agreement, dated May 5, 2017, by and between PeerStream, Inc. and Eric Sackowitz (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on May 11, 2017 by the Company with the SEC).

10.32	Exchange Agreement, dated July 13, 2016, by and among PeerStream, Inc., Sigma Opportunity Fund II, LLC and Sigma Capital Advisors, LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.33	Subordinated Multiple Advance Term Note, dated July 18, 2016, by and between PeerStream, Inc. and A.V.M. Software, Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.34	Security Agreement, dated July 18, 2016, by and between PeerStream, Inc. and A.V.M. Software, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.35	Escrow Agreement, dated October 7, 2016, by and among PeerStream, Inc., Jason Katz and Corporate Stock Transfer, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.36	Registration Rights Agreement, dated October 7, 2016, by and between PeerStream, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.37†	Form of Indemnification Agreement executed by Jason Katz, Alexander Harrington, Yoram “Rami” Abada, Lance Laifer, Clifford Lerner, Michael Levit and John Silberstein. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 15, 2017 by the Company with the SEC).

10.38	Securities Purchase Agreement, dated December 19, 2017, by and between PeerStream, Inc. and Hershey Strategic Capital, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on December 20, 2017 by the Company with the SEC).

10.39	Agreement of Lease, dated February 4, 2015 by and between PeerStream, Inc. and 320 W 37 LLC (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of the Company filed on March 5, 2015 by the Company with the SEC).

10.40	Lease Cancellation Agreement, dated as of March 3, 2017, by and between PeerStream, Inc. and 320 W 37 LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company filed on May 11, 2017 by the Company with the SEC).

10.41*	Technology Services Agreement, dated as of March 21, 2018, by and between PeerStream, Inc. and ProximaX Limited.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

# Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. PeerStream, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

† Management contract or compensatory plan arrangement.

* Filed herewith.

** The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of PeerStream, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2018	PEERSTREAM, INC.

	By:	/s/ Alexander Harrington
Alexander Harrington
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Harrington	Chief Executive Officer and Director	March 22, 2018
Alexander Harrington	(Principal Executive Officer)

/s/ Judy Krandel	Chief Financial Officer	March 22, 2018
Judy Krandel	(Principal Accounting Officer and Principal Financial Officer)

/s/ Jason Katz	President, Chief Operating Officer,	March 22, 2018
Jason Katz	Chairman Of the Board, Director

/s/ Yoram “Rami” Abada	Director	March 22, 2018
Yoram “Rami” Abada

/s/ Michael Jones	Director	March 22, 2018
Michael Jones

/s/ Lance Laifer	Director	March 22, 2018
Lance Laifer

/s/ Clifford Lerner	Director	March 22, 2018
Clifford Lerner

/s/ Michael Levit	Director	March 22, 2018
Michael Levit

/s/ John Silberstein	Director	March 22, 2018
John Silberstein

