Form 10-Q
period 2018-03-31
PeerStream, Inc.
filed 2018-05-09
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2018
Common Stock, par value $0.001 per share	6,723,723*

* Excludes 158,571 shares of unvested restricted stock.

PEERSTREAM, INC. QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

Effective March 12, 2018, we changed our name from “Snap Interactive, Inc.” to “PeerStream, Inc.” Unless the context otherwise indicates, references to “PeerStream,” “Snap,” “we,” “our,” “us” and the “Company” refer to PeerStream, Inc. and its subsidiaries on a consolidated basis.

FirstMet, PeerStream, Paltalk, the PeerStream logo and other trademarks or service marks appearing in this report are the property of PeerStream, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective owners.

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

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2018. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this report, except to the extent required by applicable securities laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEERSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$3,514,069	$4,137,050
Credit card holdback receivable	125,684	140,789
Accounts receivable, net of allowances and reserves of $41,840 and $42,006, respectively	444,722	479,148
Prepaid expense and other current assets	215,226	228,296
Total current assets	4,299,701	4,985,283
Property and equipment, net	602,672	622,712
Goodwill	13,086,472	13,086,472
Intangible assets, net	3,499,255	3,920,443
Other receivables	52,267	52,267
Other assets	85,657	97,270
Total assets	$21,626,024	$22,764,447

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,084,402	$2,374,253
Accrued expenses and other current liabilities	124,282	405,646
Deferred subscription revenue	2,406,058	2,553,826
Total current liabilities	4,614,742	5,333,725
Total liabilities	4,614,742	5,333,725
Commitments and Contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; and 6,881,794 shares issued and outstanding	6,882	6,882
Additional paid-in capital	18,736,129	18,346,914
Accumulated deficit	(1,731,729)	(923,074)
Total stockholders’ equity	17,011,282	17,430,722
Total liabilities and stockholders’ equity	$21,626,024	$22,764,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Subscription revenue	$5,426,623	$6,223,685
Advertising revenue	321,427	495,267
Total revenues	5,748,050	6,718,952
Costs and expenses:
Cost of revenue	1,012,027	1,282,505
Sales and marketing expense	1,389,992	2,230,492
Product development expense	2,148,915	2,211,344
General and administrative expense	2,008,709	2,070,127
Total costs and expenses	6,559,643	7,794,468
Loss from operations	(811,593)	(1,075,516)
Interest income, net	2,938	36,813
Loss before provision for income taxes	(808,655)	(1,038,703)
Provision for income taxes	-	-
Net loss	$(808,655)	$(1,038,703)

Net loss per share of common stock:
Basic and diluted	$(0.12)	$(0.15)
Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic and diluted	6,881,794	6,714,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	6,881,794	$6,882	$18,346,914	$(923,074)	$17,430,722
Stock-based compensation expense for restricted stock awards and stock options	-	-	389,215	-	389,215
Net loss for the period	-	-	-	(808,655)	(808,655)
Balance at March 31, 2018	6,881,794	$6,882	$18,736,129	$(1,731,729)	$17,011,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(808,655)	$(1,038,703)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	99,990	130,637
Amortization of intangible assets	421,188	421,188
Stock-based compensation expense	389,215	309,702
Changes in operating assets and liabilities:
Credit card holdback receivable	15,105	(1,410)
Accounts receivable	34,426	273,382
Other assets	11,613	-
Prepaid expenses and other current assets	13,070	647,865
Accounts payable, accrued expenses and other current liabilities	(571,215)	276,141
Deferred rent	-	4,775
Deferred subscription revenue	(147,768)	(80,477)
Net cash (used in) provided by operating activities	(543,031)	943,100
Cash flows from investing activities:
Purchase of property and equipment	(79,950)	(62,595)
Accrued interest from notes receivables issued to employees	-	(1,993)
Net cash used in investing activities	(79,950)	(64,588)
Cash flows from financing activities:
Payments of capital lease obligations	-	(17,144)
Net cash used in financing activities	-	(17,144)
Net (decrease) increase in cash and cash equivalents	(622,981)	861,368
Balance of cash and cash equivalents at beginning of period	4,137,050	4,162,596
Balance of cash and cash equivalents at end of period	$3,514,069	$5,023,964

Supplemental disclosure of cash flow information:
Cash paid in interest	$-	$158
Cash paid in taxes	$-	$18,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

The accompanying condensed consolidated financial statements include PeerStream, Inc., and its wholly owned subsidiaries, A.V.M Software, Inc., Paltalk Software Inc., Paltalk Holdings, Inc., Tiny Acquisition Inc., Camshare, Inc., Fire Talk LLC, PeerStream Mobile Limited (UK) and Vumber LLC (collectively, the “Company”).

Effective March 12, 2018, the Company changed its name from “Snap Interactive, Inc.” to “PeerStream, Inc.” In connection with the name change, the Company also changed its trading symbol on the OTCQB Marketplace from “STVI” to “PEER.”

The Company is an Internet software company. Under its registered trademarks, the Company develops and operates computer software that enables spontaneous global real time audio/video conversation via the internet and operates a portfolio of dating applications. On March 8, 2018, the Company launched PeerStream Business Solutions to provide technology licensing, services and support related to multimedia streaming and communications for third party developers and corporate clients (“PeerStream Business Solutions”).

The condensed consolidated financial statements included in this report have been prepared on a going concern basis in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The Company has not included certain information normally included in annual financial statements pursuant to those rules and regulations, although it believes that the disclosure included herein is adequate to make the information presented not misleading. The condensed consolidated financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 22, 2018 (the “Form 10-K”).

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheet, results of operations, cash flows and changes in the stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results and the results for the three months ended March 31, 2018 are not necessarily indicative of results for the year ending December 31, 2018, or for any other period.

Reverse Stock Split

The Company completed a 1-for-35 reverse stock split which became effective at the close of regular trading hours on January 5, 2017, and the Company’s common stock began trading on a post-reverse stock split basis at the opening of regular trading hours on January 6, 2017. Except as otherwise provided herein, all share and per-share amounts of the Company’s common stock and stock options have been adjusted to give effect to the reverse stock split for all periods presented.

2.	Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Form 10-K.

During the three months ended March 31, 2018, other than the following, there were no significant changes made to the Company’s significant accounting policies.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Significant Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

Significant estimates relied upon in preparing these financial statements include the estimates used to determine the fair value of the stock options issued in share based payment arrangements, collectability of the Company’s accounts receivable and the valuation allowance on deferred tax assets. Management evaluates these estimates on an ongoing basis. Changes in estimates are recorded in the period in which they become known. The Company bases estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

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

In December 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the U.S. Tax Cuts and Jobs Act (the “Tax Act”). The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the Tax Act was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the Tax Act. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the Tax Act, not to extend beyond one year from the date of enactment.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (the “new revenue standard” or Accounting Standards Codification 606, (“ASC 606”)) which provided accounting guidance on the recognition of revenue from contracts with customers. ASC 606 superseded the existing revenue recognition guidance under GAAP. The Company has adopted the new revenue standards on January 1, 2018 using the modified retrospective approach. Based on our analysis, we did not identify a cumulative effect adjustment to retained earnings at January 1, 2018.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The most significant aspect of the Company’s evaluation of ASC 606 related to ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This guidance discusses principal versus agent considerations and gross versus net revenue reporting. Through the Company’s evaluation, the Company has concluded that its subscription and advertising revenues will be reported on a gross basis, which is consistent with its current revenue recognition policies. We determined that we are the principal agent for subscription revenue since we control the promised service before transferring to the customer and have latitude in establishing the subscription price. We report advertising revenue also on a gross basis predominately because we are the primary obligor responsible for fulfilling advertisement delivery, including the acceptability of the services delivered. For advertising revenue, we also have control in establishing the price of the advertisements.

Revenue

In accordance with ASC 606, revenue from contracts with customers is recognized when control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. Sales tax is excluded from reported revenue.

Subscription Revenue

The Company generates subscription revenue from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the three months ended March 31, 2018 and 2017, subscriptions were offered in durations of one-, three-, six- and twelve- month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription, therefore determining the fixed transaction price. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to our customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets. The deferred revenue at December 31, 2017 was $2,553,826, of which approximately $1,069,700 was subsequently recognized as subscription revenue during the three months ended March 31, 2018. The deferred revenue at March 31, 2018 was $2,406,058, of which approximately $1,894,900 was from contracts originated during the first quarter of 2018.

In addition, the Company offers virtual gifts and micro-transactions to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer, a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within the month of purchase. Upon purchased, the virtual gifts are within the users’ control and the Company has no other performance obligations. Virtual gift and micro-transaction revenue are recognized at the point of sale at the fixed transaction price on a gross basis and included in subscription revenue in the accompanying condensed consolidated statements of operations. Virtual gift and micro-transaction revenue was approximately $2,010,500 for the three months ended March 31, 2018.

Advertising Revenue

The Company generates advertising revenue from the display of advertisements on its products through contractual agreements with third parties that are either on a fixed fee basis over a period of time or based on the number of advertising impressions delivered. When a customer clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), registers for an external website via an advertisement by clicking on or through our application (CPA basis), or clicks on an offer to subscribe to premium features on the application, the amount earned is recognized as revenue. Revenue related to fixed fee arrangements is recognized ratably over the service period. In determining whether an arrangement exists, we ensure that an agreement has been fully executed. Advertising revenue is dependent upon traffic as well as the advertising inventory placed on our products.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Property and Equipment, Net

Property and equipment, net consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(unaudited)
Computer equipment	$3,706,017	$3,706,017
Website development	2,422,392	2,342,442
Furniture and fixtures	89,027	89,027
Leasehold improvements	32,726	32,726
Total property and equipment	6,250,162	6,170,212
Less: Accumulated depreciation	(5,647,490)	(5,547,500)
Total property and equipment, net	$602,672	$622,712

Depreciation expense for the three months ended March 31, 2018 was $99,990, as compared to $130,637 for the three months ended March 31, 2017.

The Company only holds property and equipment in the United States.

4.	Intangible Assets, Net

Intangible assets, net consisted of the following at March 31, 2018 and December 31, 2017:

	March 31,			December 31,
	2018			2017
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$50,000	$(21,875)	$28,125	$50,000	$(21,250)	$28,750
Trade names, trademarks product names, URLs	1,555,000	(649,354)	905,646	1,555,000	(585,479)	969,521
Internally developed software	2,720,000	(2,001,363)	718,637	2,720,000	(1,900,696)	819,304
Subscriber/customer relationships	4,219,000	(2,442,653)	1,776,347	4,219,000	(2,221,882)	1,997,118
Lead pool	282,000	(211,500)	70,500	282,000	(176,250)	105,750
Total intangible assets	$8,826,000	$(5,326,745)	$3,499,255	$8,826,000	$(4,905,557)	$3,920,443

Amortization expense for the three months ended March 31, 2018 was $421,188, as compared to $421,188 for the three months ended March 31, 2017. The estimated aggregate amortization expense for each of the next five years and thereafter will be $1,178,531 in 2018, $1,087,333 in 2019, $592,681 in 2020, $444,167 in 2021 and $196,543 thereafter.

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(unaudited)
Compensation, benefits and payroll taxes	$86,482	$310,775
Professional fees	31,800	-
Other accrued expenses	6,000	94,871
Total accrued expenses and other current liabilities	$124,282	$405,646

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Stockholders’ Equity

The PeerStream, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 181,604 shares of the Company’s common stock may be delivered pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The PeerStream, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of March 31, 2018, there were 432,697 shares available for future issuance under the 2016 Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the following periods:

Three Months Ended
March 31,
2018
Expected volatility	159.0-160.0%
Expected life of option	5.2-6.3
Risk free interest rate	2.3-2.7%
Expected dividend yield	0.0%

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

The following tables summarize stock option activity during the three months ended March 31, 2018:

		Weighted
	Number of	Average Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2018	980,588	$5.02
Granted	70,830	6.09
Expired or canceled, during the period	-	-
Forfeited, during the period	(1,717)	3.67
Outstanding at March 31, 2018	1,049,701	$5.10
Exercisable at March 31, 2018	463,939	$6.59

On March 31, 2018, the aggregate intrinsic value of stock options that were outstanding and exercisable was $2,458,362 and $920,452, respectively. On March 31, 2017, the aggregate intrinsic value of stock options that were outstanding and exercisable was $61,478 and $35,154, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended March 31, 2018, the Company granted options to employees to purchase an aggregate 70,830 shares of common stock at exercise prices ranging from $5.70 to $6.99. The options vest between one, three and four years and have a term of ten years.

The aggregate fair value for the options granted during the three months ended March 31, 2018 was $422,550. The aggregate fair value for the options granted during the three months ended March 31, 2017 was $206,064.

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of operations is as follows:

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue	$690	$4,426
Sales and marketing expense	1,252	1,700
Product development expense	6,387	15,568
General and administrative expense	195,512	102,634
Total stock compensation expense	$203,841	$124,328

At March 31, 2018, there was $1,791,468 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the three months ended March 31, 2018:

Weighted
Average
	Number of	Grant Date
	RSAs	Fair Value
Restricted Stock Awards:
Outstanding at January 1, 2018	$158,571	$20.29
Granted	-	-
Expired or canceled, during the period	-	-
Forfeited, during the period	-	-
Outstanding at March 31, 2018	$158,571	$20.29

At March 31, 2018, there was $1,112,243 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.5 years.

Stock-based compensation expense relating to restricted stock awards for the three months ended March 31, 2018 was $185,374, as compared to $185,374 for the three months ended March 31, 2017.

7.	Net Loss Per Share

Basic net loss per share of common stock is computed based upon the number of weighted average shares of common stock outstanding as defined by ASC Topic 260, Earnings Per Share. Diluted net loss per share of common stock includes the dilutive effects of stock options and stock equivalents. To the extent stock options are antidilutive, they are excluded from the calculation of diluted net loss per share of common stock. For the three months ended March 31, 2018, 1,049,701 shares upon the exercise of outstanding stock options and 158,571 shares of unvested restricted stock were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.

For the three months ended March 31, 2017, 606,754 shares upon the exercise of outstanding stock options were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.

PEERSTREAM, INC.

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

On June 7, 2016, the Company entered into a lease agreement with Jericho Executive Center LLC for office space at 30 Jericho Executive Plaza in Jericho, New York which commenced on September 1, 2017 and runs through November 30, 2021. The Company’s monthly office rent payments under the lease are currently approximately $5,900 per month.

On September 18, 2017, the Company entered into a lease agreement for a second office space located at 122 East 42nd Street in New York, NY and paid a security deposit in the amount of $8,000. The term of the lease runs until July 31, 2019. The Company’s monthly office rent payments under the lease are currently approximately $4,000 per month.

On October 27, 2017, the Company entered into a lease agreement for an office space located at Sparks-Ledesma House 1306 East 7th Street in Austin, TX that expires in October 31, 2018. The Company’s monthly office rent payments under the lease are currently approximately $1,129 per month.

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

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of March 31, 2018.

9.	ProximaX Agreement

On March 21, 2018, as a first step in providing services through PeerStream Business Solutions, the Company entered into a technology services agreement with ProximaX Limited (“ProximaX”) whereby the Company agreed to provide certain development and related services to ProximaX to facilitate the implementation of PeerStream Protocol (“PSP”) into ProximaX’s proprietary blockchain protocol that is currently under development. Pursuant to the terms of the agreement, ProximaX agreed to pay the Company up to an aggregate of $10.0 million of cash in exchange for the Company’s services, with $5.0 million due upon the successful consummation of a future initial coin offering by ProximaX and up to an additional $5.0 million due upon the Company’s achievement of certain development milestones set forth in the agreement. In addition, ProximaX agreed to issue the Company a number of tokens equal to 2.4% of all outstanding tokens on the date of the planned initial coin offering and to reserve an additional 2% of such tokens to be issued as payment for future services provided by the Company, subject, in each case, to such initial coin offering generating aggregate gross proceeds of at least $30.0 million. If the planned initial coin offering does not raise at least $30.0 million or ProximaX fails to pay the Company the upfront cash payment of $5.0 million by June 1, 2018, the Company and ProximaX have agreed to negotiate alternative compensation for the Company’s services in good faith.

On April 30, 2018, ProximaX closed its initial coin offering, which generated aggregate gross proceeds in excess of $30.0 million for purposes of the Company’s technology services agreement with ProximaX. On May 6, 2018, as agreed under the terms of the technology services agreement, ProximaX paid the Company the $5.0 million fee due upon consummation of its initial coin offering.

10.	Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no other events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2018, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2018 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K. Aside from certain information as of December 31, 2017, all amounts herein are unaudited.

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

Business Solutions and Technology Services Agreement with ProximaX

On March 8, 2018, we launched PeerStream Business Solutions to provide technology licensing, services and support related to multimedia streaming and communications for third party developers and corporate clients (“PeerStream Business Solutions”). PeerStream Business Solutions is intended to leverage our nearly 20 years of technology innovation to tap into a potential new business-to-business revenue stream and support the efforts of a broad range of prospective corporate clients to adopt blockchain technology.

On March 21, 2018, as a first step in providing services through PeerStream Business Solutions, we entered into a technology services agreement with ProximaX Limited (“ProximaX”) whereby we agreed to provide certain development and related services to ProximaX to facilitate the implementation of PeerStream Protocol (“PSP”) into ProximaX’s proprietary blockchain protocol that is currently under development. Pursuant to the terms of the agreement, ProximaX agreed to pay us up to an aggregate of $10.0 million of cash in exchange for our services, with $5.0 million due upon the successful consummation of a future initial coin offering by ProximaX and up to an additional $5.0 million due upon our achievement of certain development milestones set forth in the agreement. In addition, ProximaX agreed to issue us a number of tokens equal to 2.4% of all outstanding tokens on the day of the planned initial coin offering and to reserve an additional 2% of such tokens to be issued as payment for future services provided by us, subject, in each case, to such initial coin offering generating aggregate gross proceeds of at least $30.0 million. If the planned initial coin offering does not raise at least $30.0 million or ProximaX fails to pay us the upfront cash payment of $5.0 million by June 1, 2018, we and ProximaX have agreed to negotiate alternative compensation for our services in good faith.

On April 30, 2018, ProximaX closed its initial coin offering, which generated aggregate gross proceeds in excess of $30.0 million for purposes of our technology services agreement with ProximaX. On May 6, 2018, as agreed under the terms of the technology services agreement, ProximaX paid us the $5.0 million fee due upon consummation of its initial coin offering.

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

Our leading network of products creates a unique social media enterprise where users can meet, see, chat, broadcast and message in real time in a secure environment with others in our network. Our products are generally available through Windows®, MacTM OS, iOSTM and AndroidTM platforms. The proprietary technology underlying our products allows us to operate thousands of simultaneous streams, including on mobile platforms, which support interactions on a one-on-one, one-to-many and many-to-many basis. We also have a worldwide established presence and brand identity in both live video chat and interactive dating, with users in over 180 countries as of May 1, 2018. Furthermore, most of our technology is supported by a portfolio of 26 issued patents.

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

During 2018, we plan to pursue a strategy of using blockchain technology to improve our existing technology platform, to build new proprietary applications and to offer technology solutions to third parties, in each case taking advantage of the enhanced security, scalability and cost-effectiveness that blockchain technology offers. We recently announced that we are developing an open source, multimedia delivery platform based on blockchain technology called “PeerStream Protocol,” or “PSP,” that is expected to specialize in routing live, rich media content and powering applications that require real time data and video communications. At launch, we plan for this platform to host new proprietary apps we develop, as well as to allow third-party developers to build the next generation of social networking, messaging, group collaboration and live video streaming applications based on blockchain technologies. In concert with PSP, we are currently developing Backchannel, a blockchain-based secure messaging application that we believe will be the first video messaging application to eliminate a centralized intermediary responsible for hosting and storing user information, thereby reducing the risk that communications between users can be hacked, stolen or leaked.

We believe that we are well-positioned to take advantage of key business opportunities in our industry by leveraging our technology, user base and suite of complementary applications to provide video, voice and chat experiences with superior security, scalability and cost-efficiency.

Our Products

Live Video Chat

We have five existing products in the video chat space: Paltalk, Camfrog, Tinychat, Ribbit Live, and Firetalk. In addition, we are currently developing a new blockchain based video application, Backchannel, which is expected to launch in the fourth quarter of 2018. The major revenue-generating live video chat products are Paltalk and Camfrog. Each product enables individuals to self-organize around topics and users with common affinities. Tinychat, Ribbit Live and Firetalk enable adaptations of our video technology for alternative uses and opportunities in the future.

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

Blockchain Initiatives

PSP. PSP is an open source, decentralized, peer-to-peer multimedia and messaging protocol that, when coupled with blockchain technology, is designed to increase scalability, cost efficiency and security for real-time communication applications in such areas as video conferencing, messaging and workforce collaboration. We expect PSP to be completed in the fourth quarter of 2018. PSP is presently being licensed by and integrated with the ProximaX blockchain protocol.

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

Product Development and Innovation Lab

We are continually using our efforts to develop new products, as well as optimize our existing platforms and feature sets in order to meet the evolving needs of our user base and advertising partners.

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

Subscriber Base

Our applications and the majority of revenues generated therefrom are supported by a large user database which includes approximately 164,000 active subscribers worldwide as of May 1, 2018. Our management believes that the scale of our subscriber base presents a competitive advantage in the video social networking industry and can present growth opportunities to combine video with dating to advance existing products with upsell opportunities as well as to build future brands with cross-sell offers. We believe the scale of our user base also offers us the opportunity to build our third party advertising revenue.

Operational Highlights and Objectives

During the three months ended March 31, 2018, we executed key components of our objectives:

●	rebranded our corporate entity to PeerStream, Inc., which we believe better reflects our mission to connect peers via multimedia streaming and communications;
●	began development of PSP, an open source, multimedia delivery protocol that is built on blockchain technology and designed to increase scalability, cost efficiency and security for real-time communication applications in such areas as video conferencing, messaging and workforce collaboration;
●	launched PeerStream Business Solutions to provide technology licensing, services and support related to multimedia streaming and communications for third party developers and corporate clients, leveraging the Company’s blockchain technology base; and
●	entered into a technology services agreement with ProximaX as an initial step in providing services through PeerStream Business Solutions.

For the near term, our business objectives include:

●	advancing development of PSP, our multimedia delivery protocol that integrates with blockchain technology;
●	developing our business solutions offerings and customer pipeline;
●	launching a beta version of Backchannel, our new secure video messaging service leveraging blockchain technology and its benefits;
●	growing our live video streaming entertainment business by increasing the content creator base and monetization for Camfrog Live, and extending this service to users of the Paltalk application;
●	seeking additional partnerships with blockchain-based companies to enhance the breadth of our technology capabilities;
●	exploring strategic opportunities such as business partnerships and merger and acquisition opportunities;
●	continuing to take steps towards listing our common stock on a national securities exchange; and
●	continuing to defend our intellectual property.

Sources of Revenue

Currently, our sources of revenue are subscription, advertising and other fees generated from users of our video chat and dating products. In future periods, we plan to also generate revenue through the services provided by our PeerStream Business Solutions unit.

Subscription Revenue

Our video chat platforms generate revenue primarily through subscription fees. Our tiers of subscriptions provide users with unlimited video windows and levels of status within the community. Multiple subscription tiers are offered in different durations depending on the product from one-, six- and twelve- month terms, which continue to vary as we continue to test and optimize length and pricing. Longer-term plans (those with durations longer than one month) are generally available at discounted monthly rates. Levels of membership benefits are offered in tiers, with the least membership benefits in the lowest paid tier and the most membership benefits in the highest paid tier. Our membership tiers are “Plus,” “Extreme,” “VIP” and “Prime” for Paltalk and “Pro,” “Extreme” and “Gold” for Camfrog. We also hold occasional promotions that offer discounted subscriptions and virtual gifts.

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

We recognize revenue from monthly premium subscription services beginning in the month in which the subscriptions are originated. Revenues from multi-month subscriptions are recognized on a gross and straight-line basis over the length of the subscription period. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets.

We also offer virtual gifts and micro-transactions to our users. Users may purchase credits that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. Micro-transactions allow users to increase the visibility of their profile and messages by paying for such services. Virtual gift and micro-transaction revenue is recognized at the point of sale, as they are incurred as purchased, and included in subscription revenue.

Advertising Revenue

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

	Three Months Ended
	March 31,
	2018	2017
Bookings	$5,278,855	$6,143,208
Net cash (used in) provided by operating activities	$(543,031)	$943,100
Net loss	$(808,655)	$(1,038,703)
Adjusted EBITDA	$104,676	$(213,990)
Adjusted EBITDA as percentage of total revenues	1.8%	(3.2)%

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Reconciliation of Net loss to Adjusted EBITDA:
Net loss	$(808,655)	$(1,038,703)
Interest expense (income), net	2,938	(36,813)
Depreciation and amortization expense	521,178	551,824
Stock-based compensation expense	389,215	309,702
Adjusted EBITDA	$104,676	$(213,990)

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended
	March 31,
	2018	2017
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	17.6%	19.1%
Sales and marketing expense	24.2%	33.2%
Product development expense	37.4%	32.9%
General and administrative expense	34.9%	30.8%
Total costs and expenses	114.1%	116.0%
Loss from operations	(14.1)%	(16.0)%
Interest income, net	0.1%	0.5%
Total other income, net	0.1%	0.5%
Loss before income taxes	(14.1)%	(15.5)%
Provision for income taxes	-	-
Net loss	(14.1)%	(15.5)%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues

Revenues decreased to $5,748,050 for the three months ended March 31, 2018 from $6,718,952 for the three months ended March 31, 2017. The decrease was mainly driven by a decline in FirstMet and Paltalk revenue as a result of declining active subscribers, as well as a decrease in advertising revenue across all products.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the three months ended March 31, 2018 and the three months ended March 31, 2017, the decrease between those periods, the percentage decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31,		$	%	March 31,
	2018	2017	Decrease	Decrease	2018	2017
Subscription revenue	$5,426,623	$6,223,685	$(797,062)	(12.8)%	94.4%	92.6%
Advertising revenue	321,427	495,267	(173,840)	(35.1)%	5.6%	7.4%
Total revenues	$5,748,050	$6,718,952	$(970,902)	(14.5)%	100.0%	100.0%

Subscription – Our subscription revenue for the three months ended March 31, 2018 decreased by $797,062, or 12.8%, as compared to the three months ended March 31, 2017. We believe that the decrease in subscription revenue was driven primarily by a decrease in new transaction revenue in the FirstMet and Paltalk products. We believe that the decrease in FirstMet revenue was driven by our increasing allocation of resources to new higher growth opportunities in the live video market. We believe that the decrease in Paltalk subscription revenue was driven, in part, by lower volume of usage and diminished marketing and advertising spend.

Advertising – Our advertising revenue for the three months ended March 31, 2018 decreased by $173,840, or 35.1%, as compared to the three months ended March 31, 2017. The decrease in advertising revenue primarily resulted from both a decline in active users as well as transitional costs as we changed to a new full service digital advertising agency. We also believe the decrease was related to challenges in the digital advertising industry due to a greater emphasis on fraud control resulting in lower demand and pricing.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2018 reflect a decrease in costs and expenses of $1,234,825, or 15.8%, as compared to the three months ended March 31, 2017. The following table presents our costs and expenses for the three months ended March 31, 2018 and 2017, the decrease between those periods and the percentage decrease between those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31,		$	%	March 31,
	2018	2017	Decrease	Decrease	2018	2017
Cost of revenue	$1,012,027	$1,282,505	$(270,478)	(21.1)%	17.6%	19.1%
Sales and marketing expense	1,389,992	2,230,492	(840,500)	(37.7)%	24.2%	33.2%
Product development expense	2,148,915	2,211,344	(62,429)	(2.8)%	37.4%	32.9%
General and administrative expense	2,008,709	2,070,127	(61,418)	(3.0)%	34.9%	30.8%
Total costs and expenses	$6,559,643	$7,794,468	$(1,234,825)	(15.8)%	114.1%	116.0%

Cost of revenue - Our cost of revenue for the three months ended March 31, 2018 decreased by $270,478, or 21.1%, as compared to the three months ended March 31, 2017. This decrease for the three months ended March 31, 2018 was primarily driven by decreases in customer service consulting fees, decreases in payment processing fees as a result of reduced subscription revenue and reduced payroll expenses as a result of a move to cloud web hosting services. The transition to cloud services also led to decreases in headcount in our information technology support areas.

Sales and marketing expense - Our sales and marketing expense for the three months ended March 31, 2018 decreased by $840,500, or 37.7%, as compared to the three months ended March 31, 2017. The decrease in sales and marketing expense for the three months ended March 31, 2018 was primarily due to a reduction in advertising campaigns for the FirstMet and Paltalk products.

Product development expense - Our product development expense for the three months ended March 31, 2018 decreased by $62,429, or 2.8%, as compared to the three months ended March 31, 2017. The decrease was primarily due to the Company’s ability to utilize shared resources across products as a result of reduced headcount in the product development and engineering teams.

General and administrative expense - Our general and administrative expense for the three months ended March 31, 2018 decreased by $61,418, or 3.0%, as compared to the three months ended March 31, 2017. The decrease in general and administrative expense for the three months ended March 31, 2018 was primarily driven by a decrease in nonrecurring legal and other consulting fees related to our merger with A.V.M. Software, Inc. (d/b/a Paltalk) (the “AVM Merger”) as well as a decrease in insurance expense following the AVM Merger.

Non-Operating Income

The following table presents the components of non-operating income for the three months ended March 31, 2018 and the three months ended March 31, 2017, the decrease between those periods and the percentage decrease between those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31,		$	%	March 31,
	2018	2017	Decrease	Decrease	2018	2017
Interest income (expense), net	$2,938	$36,813	$(33,875)	(92.0)%	0.1%	0.5%
Total non-operating income (expense), net	$2,938	$36,813	$(33,875)	(92.0)%	0.1%	0.5%

Non-operating income for the three months ended March 31, 2018 was $ 2,938, a net decrease of $33,875, or 92.0%, as compared to a non-operating income of $36,813 for the three months ended March 31, 2017. The decrease in non-operating income was driven by a decrease in contractual interest accrued.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2018	2017
Condensed Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(543,031)	$943,100
Net cash used in investing activities	(79,950)	(64,588)
Net cash used in financing activities	-	(17,144)
Net (decrease) increase in cash and cash equivalents	$(622,981)	$861,368

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

Operating Activities

Net cash used in operating activities was $543,031 for the three months ended March 31, 2018, as compared to net cash provided by operating activities of $943,100 for the three months ended March 31, 2017. The decrease in net cash used in operating activities of $1,486,131 was mainly a result of a decrease in subscription revenue received during the period and the payment of remaining legal fees related to the cancellation of our merger agreement with LiveXLive Media, Inc.

Significant items impacting cash flow in the three months ended March 31, 2017 included collections of subscription revenue received during the period, offset by cash outlays relating to advertising and marketing.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 and 2017 was $79,950 and $64,588, respectively. The increase in cash used in investing activities for the three months ended March 31, 2018 was primarily the result of increased purchases of computers and office furniture. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018 and 2017 was $0 and $17,144, respectively. The cash used in financing activities for the three months ended March 31, 2017 was related to the repayment of capital leases.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

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

Based on the evaluation as of March 31, 2018, we determined that we maintain effective internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended March 31, 2018 that were not previously reported on a Current Report on Form 8-K.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
2.1#	Agreement and Plan of Merger, dated September 13, 2016, by and among PeerStream, Inc., SAVM Acquisition Corporation, A.V.M. Software, Inc. and Jason Katz (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 14, 2016 by the Company with the SEC).
3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.2	Certificate of Amendment of Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 14, 2016 by the Company with the SEC).
3.4	Certificate of Amendment to Certificate of Incorporation, dated May 19, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).
3.5	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2017 (incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed on March 28, 2017 by the Company with the SEC).
3.6	Certificate of Amendment to Certificate of Incorporation, dated May 25, 2017 (incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2017 by the company with the SEC).
3.7	Certificate of Amendment to Certificate of Incorporation, effective March 12, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 13, 2018 by the Company with the SEC).
3.8	Amended and Restated By-Laws of PeerStream, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-52176) of the Company filed April 25, 2012 by the Company with the SEC).
3.9	Amendment No. 1 to the Amended and Restated By-Laws of PeerStream, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed September 11, 2017 by the Company with the SEC).
3.10	Amendment No. 2 to the Amended and Restated By-Laws of PeerStream, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on March 13, 2018 by the Company with the SEC).
10.1*	Employment Agreement, dated May 5, 2017, by and between PeerStream, Inc. and Arash Vakil.
10.2	Technology Services Agreement, dated as of March 21, 2018, by and between PeerStream, Inc. and ProximaX Limited. (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of the Company filed on March 22, 2018 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. PeerStream, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of PeerStream, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PeerStream, Inc.

Date: May 9, 2018	By:	/s/ Alexander Harrington
Alexander Harrington
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Judy Krandel
Judy Krandel
Chief Financial Officer
(Principal Financial and Accounting Officer)

