Form 10-Q
period 2018-06-30
PeerStream, Inc.
filed 2018-08-03
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2018
Common Stock, par value $0.001 per share	6,723,745*

* Excludes 158,571 shares of unvested restricted stock.

PEERSTREAM, INC. QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

Effective March 12, 2018, we changed our name from “Snap Interactive, Inc.” to “PeerStream, Inc.” Unless the context otherwise indicates, references to “PeerStream,” “we,” “our,” “us” and the “Company” refer to PeerStream, Inc. and its subsidiaries on a consolidated basis.

FirstMet, PeerStream, Paltalk, the PeerStream logo and other trademarks or service marks appearing in this report are the property of PeerStream, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective owners. Solely for convenience, the trademarks, service marks and trade names included in this report are without the ®, ™ or other applicable symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names.

Unless otherwise indicated, metrics for users are based on internally-derived metrics for users across all platforms through which our applications are accessed. References in this report to users means those persons who have created a user name and password, and active subscribers means users that have prepaid a fee, redeemed credits or received an upgrade from another user as a gift for current unlocked features such as enhanced voice and video access, elevated status in the community or unrestricted communication on our applications and whose subscription period has not yet expired. The metrics for active subscribers are based on internally-derived metrics across all platforms through which our applications are accessed.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our increasing focus on the use of new and novel technologies, such as blockchain, to enhance our applications, and our ability to timely complete development of applications using new technologies;

●	our ability to effectively market and generate revenue from our new business solutions services;

●	our ability to generate and maintain active subscribers and to maintain engagement with our user base;

●	development and acceptance of blockchain technologies and the continuing growth of the blockchain industry;

●	the intense competition in the industries in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	legal and regulatory requirements related to us investing in cryptocurrencies and accepting cryptocurrencies as a method of payment for our services;

●	risks related to our holdings of XPX tokens, including risks related to the volatility of the trading price of the XPX tokens and our ability to convert XPX tokens into fiat currency;

●	our ability to develop functional new blockchain-based technologies that will be accepted by the marketplace, including PeerStream Protocol;

●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple, Inc., Facebook, Inc. and Google, Inc. and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;

●	our ability to obtain additional capital or financing to execute our business plan, including through offerings of debt, equity or initial coin offerings;

●	our ability to develop, establish and maintain strong brands;

●	the effects of current and future government regulation, including laws and regulations regarding the use of the internet, privacy and protection of user data and blockchain and cryptocurrency technologies;

●	our ability to manage our partnerships and strategic alliances, including the resolution of any material disagreements and the ability of our partners to satisfy their obligations under these arrangements;

●	our ability to effectively consummate one or more strategic alternatives with respect to our non-core properties;

●	our ability to offset fees associated with the distribution platforms that host our applications;

●	our reliance on our executive officers;

●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;

●	our ability to release new applications on schedule or at all, as well as our ability or improve upon existing applications;

●	our ability to update our applications to respond to rapid technological changes;

●	our ability to protect our intellectual property rights;

●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;

●	the ability of foreign governments to restrict access to our applications or impose new regulations, including the European Union’s General Data Protection Regulation (“GDPR”);

●	the reliance of our mobile applications on high-bandwidth data capabilities;

●	our reliance on third party email service providers for delivery of email campaigns to convert users to subscribers and to retain subscribers;

●	our reliance on third party investor relations firms to help create awareness of our Company and compliance by such third parties with regulatory requirements related to promotional reports;

●	the effect of security breaches, computer viruses and computer hacking attacks;

●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to effectively integrate companies and properties that we acquire;

●	the risk that we might be deemed a “dating service” or an “internet dating service” under various state regulations;

●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;

●	the risk that we may face litigation resulting from the transmission of information through our applications;

●	our ability to attract and retain qualified employees; and

●	our ability to maintain effective internal controls over financial reporting.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEERSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$7,738,837	$4,137,050
Credit card holdback receivable	111,666	140,789
Accounts receivable, net of allowances and reserves of $39,686 and $42,006, respectively	220,740	479,148
Prepaid expense and other current assets	433,212	228,296
Total current assets	8,504,455	4,985,283
Property and equipment, net	576,474	622,712
Goodwill	13,086,472	13,086,472
Intangible assets, net	3,078,067	3,920,443
Digital tokens, at fair value	1,408,723	-
Other receivables	53,173	52,267
Other assets	62,270	97,270
Total assets	$26,769,634	$22,764,447

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,275,843	$2,374,253
Accrued expenses and other current liabilities	278,244	405,646
Deferred subscription revenue	2,389,799	2,553,826
Deferred technology service revenue	6,276,095	-
Total current liabilities	11,219,981	5,333,725
Total liabilities	11,219,981	5,333,725
Commitments and Contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; and 6,882,316 shares and 6,881,794 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	6,883	6,882
Additional paid-in capital	19,139,514	18,346,914
Accumulated deficit	(3,596,744)	(923,074)
Total stockholders’ equity	15,549,653	17,430,722
Total liabilities and stockholders’ equity	$26,769,634	$22,764,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Subscription revenue	$4,984,602	$5,742,707	$10,411,225	$11,966,391
Advertising revenue	314,753	496,882	636,180	992,149
Technology service revenue	2,092,032	-	2,092,032	-
Total revenues	7,391,387	6,239,589	13,139,437	12,958,540
Costs and expenses:
Cost of revenue	1,379,706	1,242,819	2,391,733	2,524,324
Sales and marketing expense	1,492,875	2,135,951	2,882,867	4,366,443
Product development expense	1,924,898	2,206,440	4,073,813	4,417,785
General and administrative expense	2,500,791	2,116,498	4,509,500	4,186,625
Total costs and expenses	7,298,270	7,701,708	13,857,913	15,495,177
Income (loss) from operations	93,117	(1,462,119)	(718,476)	(2,536,637)
Interest income (expense), net	16,772	(4,845)	19,710	31,968
Other (expense) income, net	-	(18,000)	-	(18,000)
Changes in fair value of digital tokens	(1,959,404)	-	(1,959,404)	-
Loss before provision for income taxes	(1,849,515)	(1,484,964)	(2,658,170)	(2,522,669)
Provision for income taxes	(15,500)	-	(15,500)	-
Net loss	$(1,865,015)	$(1,484,964)	$(2,673,670)	$(2,522,669)

Net loss per share of common stock:
Basic and diluted	$(0.27)	$(0.22)	$(0.39)	$(0.38)
Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic and diluted	6,882,316	6,715,574	6,882,316	6,715,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	6,881,794	$6,882	$18,346,914	$(923,074)	$17,430,722
Stock-based compensation expense for restricted stock awards and stock options	-	-	792,600	-	792,600
Reconciliation of shares issued in stock-based compensation arrangement	522	1	-	-	1
Net loss	-	-	-	(2,673,670)	(2,673,670)
Balance at June 30, 2018	6,882,316	$6,883	$19,139,514	$(3,596,744)	$15,549,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,673,670)	$(2,522,669)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	206,138	253,547
Amortization of intangible assets	842,376	842,375
Loss on disposal of property and equipment	-	17,074
Stock-based compensation expense	792,600	694,287
Reconciliation of shares issued in stock-based compensation arrangement	1	19,800
Accrued interest from notes receivables issued to employees	-	(2,680)
Bad debt expense	8,552	-
Digital tokens received as payment for services	(3,368,127)	-
Changes in fair value of digital tokens	1,959,404	-
Changes in operating assets and liabilities:
Credit card holdback receivable	29,123	3,209
Accounts receivable	249,856	312,600
Prepaid expenses and other current assets	(204,916)	640,695
Other assets and other receivables	34,094	(5,485)
Accounts payable, accrued expenses and other current liabilities	(225,812)	596,324
Deferred subscription revenue	(164,027)	(228,439)
Deferred technology service revenue	6,276,095	-
Net cash provided by operating activities	3,761,687	620,638
Cash flows from investing activities:
Purchases of property and equipment	(159,900)	(134,326)
Net cash used in investing activities	(159,900)	(134,326)
Cash flows from financing activities:
Payments of capital lease obligations	-	(34,289)
Net cash used in financing activities	-	(34,289)
Net increase in cash and cash equivalents	3,601,787	452,023
Balance of cash and cash equivalents at beginning of period	4,137,050	4,162,596
Balance of cash and cash equivalents at end of period	$7,738,837	$4,614,619
Supplemental disclosure of cash flow information:
Cash paid in interest	$-	$12,899
Cash paid in taxes	$81,661	$26,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

The accompanying condensed consolidated financial statements include PeerStream, Inc., and its wholly owned subsidiaries, A.V.M Software, Inc., Paltalk Software Inc., Paltalk Holdings, Inc., Tiny Acquisition Inc., Camshare, Inc., Fire Talk LLC, PeerStream Mobile Limited (UK) and Vumber LLC (collectively, the “Company,” “we,” “our” or “us”).

Effective March 12, 2018, the Company changed its name from “Snap Interactive, Inc.” to “PeerStream, Inc.” In connection with the name change, the Company also changed its trading symbol on the OTCQB Marketplace from “STVI” to “PEER.”

The Company is a global internet solutions provider pioneering the real-world adoption of emerging blockchain technologies by developing software, services and applications for corporate clients and consumers. The Company’s business solutions unit (“PeerStream Business Solutions”) is able to provide advisory and implementation services to enterprise clients to help them meet strategic objectives using blockchain technology. The Company is also able to offer support to enterprise clients seeking to transition to blockchain-based technologies through the licensing of proprietary blockchain software, such as the Company’s PeerStream Protocol (“PSP”), a protocol for decentralized multimedia communications and live video streaming that is currently in development.

The condensed consolidated financial statements included in this report have been prepared on a going concern basis in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The Company has not included certain information and notes required by GAAP for complete financial statements pursuant to those rules and regulations, although it believes that the disclosure included herein is adequate to make the information presented not misleading. The condensed consolidated financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 22, 2018 (the “Form 10-K”).

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheet, results of operations, cash flows and changes in the stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results and the results for the six months ended June 30, 2018 are not necessarily indicative of results for the year ending December 31, 2018, or for any other period.

2.	Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Form 10-K.

During the six months ended June 30, 2018, other than the following, there were no significant changes made to the Company’s significant accounting policies.

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

Significant estimates relied upon in preparing these financial statements include the estimates used to determine the fair value of the stock options issued in share based payment arrangements, collectability of the Company’s accounts receivable, revenue recognition under time based service contracts and the valuation allowance on deferred tax assets. Management evaluates these estimates on an ongoing basis. Changes in estimates are recorded in the period in which they become known. The Company bases estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (the “new revenue standard” or Accounting Standards Codification 606 (“ASC 606”), which provided accounting guidance on the recognition of revenue from contracts with customers. ASC 606 superseded the existing revenue recognition guidance under GAAP. The Company adopted the new revenue standards on January 1, 2018 using the modified retrospective approach. The cumulative effect of adopting this policy was insignificant to the Company’s financial position and results of operations.

In June 2018, the FASB issued an ASU to simplify several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in this ASU are effective for us on January 1, 2019. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

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

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the six months ended June 30, 2018 and 2017, subscriptions were offered in durations of one-, three-, six- and twelve- month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription, therefore determining the fixed transaction price. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to our customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets. The deferred revenue at December 31, 2017 was $2,553,826, of which approximately $1,650,926 was subsequently recognized as subscription revenue during the six months ended June 30, 2018. Approximately $3,830,155 in new deferred revenue was originated during the six months ended June 30, 2018 and the ending balance of deferred revenue at June 30, 2018 was $2,389,799.

In addition, the Company offers virtual gifts and micro-transactions to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within the month of purchase. Upon purchase, the virtual gifts are credited to the users’ account and is under the users’ control. Virtual gift and micro-transaction revenue are recognized upon the users’ utilization of the virtual gift at the fixed transaction price on a gross basis and included in subscription revenue in the accompanying condensed consolidated statements of operations. Virtual gift and micro-transaction revenue was approximately $1,742,423 and $3,752,923 for the three and six months ended June 30, 2018, respectively.

Advertising Revenue

The Company generates advertising revenue from the display of advertisements on its products through contractual agreements with third parties that are either on a fixed fee basis over a period of time or based on the number of advertising impressions delivered. When a customer clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), or registers for an external website via an advertisement by clicking on or through the application (CPA basis), the amount earned is recognized as revenue. Revenue related to fixed fee arrangements is recognized ratably over the service period. In determining whether an arrangement exists, we ensure that an agreement has been fully executed. Advertising revenue is dependent upon traffic as well as the advertising inventory placed on our products.

Technology Service Revenue

Revenue related to the technology services agreement with ProximaX, which is a fixed-price contract, is recognized as the services are performed and payment is entitled. The Company accounts for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and the collectability of the consideration is probable.

Accordingly, revenue under the technology services agreement with ProximaX is recognized based upon proportional performance using labor hours as the unit of measurement. The contractual upfront fee included $5.0 million and was paid in the Ethereum cryptocurrency and subsequently converted into U.S. dollars. The upfront fee also included 216.0 million tokens related to our familiarization with the client’s technology and the build-out of a roadmap used to fulfill the contract. The total upfront fee is recognized as revenue under the input method based on proportional performance using labor hours as the unit of measurement. The unearned portion is presented as deferred technology service revenue in the accompanying condensed consolidated balance sheets. Revisions to our estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of revenues in our consolidated statement of operations. There were no contract losses for the periods presented.

The remaining $5.0 million in payments under this agreement will be recognized as revenue upon the Company’s attainment of contractually defined milestones.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Digital Tokens

Digital tokens consist of XPX tokens received in connection with the service agreement with ProximaX Limited (“ProximaX”). Given that there is no explicit guidance as of the issuance of these condensed consolidated financial statements, to best of its understanding, the Company designated these tokens as investments that are being carried at fair value using quoted market prices on the Kryptono Exchange with unrealized gains or losses from changes in fair value reported as a component of other income and expense in the condensed consolidated statements of operations. We use the specific identification method to determine realized gains and losses related to our digital tokens.

3.	Fair Value Measurements

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

The Company reviews the appropriateness of fair value measurements including validation processes, and the reconciliation of period-over-period fluctuations based on changes in key market inputs. All fair value measurements are subject to the Company’s analysis. Review and approval by management is required as part of the validation process.

The following tables show the Company’s cash and investments by significant investment category as of June 30, 2018:

	Adjusted Cost	Change in Fair Value	Fair Value	Cash and Cash Equivalents	Digital Tokens

Cash	$1,073,436	$-	$1,073,436	$1,073,436	$-
Certificates of deposit	250,015	-	250,015	250,015	-

Level 1:
Money market funds	701,243	-	701,243	701,243	-
U.S. Treasury securities	5,714,143	-	5,714,143	5,714,143	-
Digital tokens	3,368,127	(1,959,404)	1,408,723	-	1,408,723
Subtotal	9,783,513	(1,959,404)	7,824,109	6,415,386	1,408,723

Total	$11,106,964	$(1,959,404)	$9,147,560	$7,738,837	$1,408,723

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Methods

The accounting guidance for financial instruments requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair value.

Cash equivalents consist primarily of money market instruments and U.S. Treasury bills, and represent highly liquid investments with maturities of three months or less at purchase. The carrying value of cash equivalents is assumed to approximate fair value due to its short duration and generally negligible credit risk. We validate this assumption using quoted market prices where available.

Digital tokens consist of XPX tokens received on June 2, 2018 as part of the Company’s technology services agreement with ProximaX. The quoted market price from the Kryptono Exchange is used to determine the fair value of tokens and the quoted market price of $0.01559 was used to determine the initial fair value of tokens of $3,368,127. As of June 30, 2018 at approximately 5:00 PM, Eastern Time, XPX tokens were trading at a price equal to $0.00652 per token, and our 216.0 million XPX tokens had a fair value of 1,408,723.

Changes in fair value of digital tokens

At June 30, 2018, we did not own any investments that have been in a continuous unrealized loss position for 12 consecutive months or more. The Company’s investments are carried at fair value, with unrealized gains and losses, reported as change in fair value of digital tokens in the condensed consolidated statements of operations. At June 30, 2018 the XPX tokens’ change in fair value was $1,959,404.

4.	Property and Equipment, Net

Property and equipment, net consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(unaudited)
Computer equipment	$3,706,017	$3,706,017
Website development	2,502,342	2,342,442
Furniture and fixtures	89,027	89,027
Leasehold improvements	32,726	32,726
Total property and equipment	6,330,112	6,170,212
Less: Accumulated depreciation	(5,753,638)	(5,547,500)
Total property and equipment, net	$576,474	$622,712

Depreciation expense for the three and six months ended June 30, 2018 was $106,148 and $206,138, respectively, as compared to $130,637 and $253,547, respectively, for the three and six months ended June 30, 2017.

The Company only holds property and equipment in the United States.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Intangible Assets, Net

Intangible assets, net consisted of the following at June 30, 2018 and December 31, 2017:

	June 30,			December 31,
	2018			2017
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$50,000	$(22,500)	$27,500	$50,000	$(21,250)	$28,750
Trade names, trademarks product names, URLs	1,555,000	(713,229)	841,771	1,555,000	(585,479)	969,521
Internally developed software	2,720,000	(2,102,031)	617,969	2,720,000	(1,900,696)	819,304
Subscriber/customer relationships	4,219,000	(2,663,423)	1,555,577	4,219,000	(2,221,882)	1,997,118
Lead pool	282,000	(246,750)	35,250	282,000	(176,250)	105,750
Total intangible assets	$8,826,000	$(5,747,933)	$3,078,067	$8,826,000	$(4,905,557)	$3,920,443

Amortization expense for the three and six months ended June 30, 2018 was $421,189 and $842,376, respectively, as compared to $421,188 and $842,375, respectively, for the three and six months ended June 30, 2017. The estimated aggregate amortization expense for the second half of 2018 and each of the next four years and thereafter will be $757,343 in 2018, $1,087,333 in 2019, $592,681 in 2020, $444,167 in 2021 and $196,543 thereafter.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(unaudited)
Compensation, benefits and payroll taxes	$256,950	$310,775
Professional fees	5,794	-
Other accrued expenses	15,500	94,871
Total accrued expenses and other current liabilities	$278,244	$405,646

7.	Income Taxes

The Company’s provision for income taxes consists principally of state and local taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the three and six months ended June 30, 2018, the Company recorded an income tax provision of $15,500 and $15,500, respectively. The effective tax rate for the three and six months ended June 30, 2018 was (0.80%) and (0.56%), respectively. The effective tax rate differs from the statutory rate of 21% as no benefit has been provided to current year pre-tax losses as the Company concluded its deferred tax assets are not realizable on a more-likely-than-not basis.

For the three and six months ended June 30, 2017, the Company recorded an income tax provision of $0 and $0, respectively. The effective tax rate for the three and six months ended June 30, 2017 was 0.0% and 0.0%, respectively. The effective tax rate differs from the statutory rate of 34% as as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

8.	Stockholders’ Equity

The PeerStream, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 181,604 shares of the Company’s common stock may be delivered pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The PeerStream, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of June 30, 2018, there were 418,889 shares available for future issuance under the 2016 Plan.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the following period:

Six Months Ended
June 30,
2018
Expected volatility	159.0-167.0%
Expected life of option	5.2-6.3
Risk free interest rate	2.3-2.8%
Expected dividend yield	0.0%

The expected life of the options is the period of time over which employees and non-employees are expected to hold their options prior to exercise. The expected life of the options has been determined using the “simplified” method as prescribed by SAB 110, which uses the midpoint between the vesting date and the end of the contractual term. The volatility of the Company’s common stock is calculated using the Company’s historical volatilities beginning at the grant date and going back for a period of time equal to the expected life of the award. The Company estimates potential forfeitures of stock awards and adjusts recorded stock-based compensation expense accordingly. The Company estimates pre-vesting forfeitures primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the stock-based awards vest.

The following tables summarize stock option activity during the six months ended June 30, 2018:

		Weighted
	Number of	Average Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2018	980,588	$5.02
Granted	85,830	6.11
Expired or canceled, during the period	-	-
Forfeited, during the period	(2,909)	3.65
Outstanding at June 30, 2018	1,063,509	$5.13
Exercisable at June 30, 2018	554,196	$6.59

On June 30, 2018, the aggregate intrinsic value of stock options that were outstanding and exercisable was $2,923,478 and $1,400,918, respectively. On June 30, 2017, the aggregate intrinsic value of stock options that were outstanding and exercisable was $19,302 and $10,960, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the six months ended June 30, 2018, the Company granted options to employees to purchase an aggregate 85,830 shares of common stock at exercise prices ranging from $5.70 to $6.99. The options vest between one, three and four years and have a term of ten years.

The aggregate fair value for the options granted during the six months ended June 30, 2018 was $522,774. The aggregate fair value for the options granted during the six months ended June 30, 2017 was $956,760.

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$651	$1,124	$1,341	$2,240
Sales and marketing expense	971	307	2,221	575
Product development expense	12,873	29,151	19,260	33,231
General and administrative expense	203,518	168,629	399,030	287,493
Total stock compensation expense	$218,013	$199,211	$421,852	$323,539

At June 30, 2018, there was $1,669,355 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.3 years.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Awards

The following table summarizes restricted stock award activity for the six months ended June 30, 2018:

Weighted
Average
	Number of	Grant Date
	RSAs	Fair Value
Restricted Stock Awards:
Outstanding at January 1, 2018	$158,571	$20.29
Granted	-	-
Expired or canceled, during the period	-	-
Forfeited, during the period	-	-
Outstanding at June 30, 2018	$158,571	$20.29

At June 30, 2018, there was $926,869 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.2 years.

Stock-based compensation expense relating to restricted stock awards for the three and six months ended June 30, 2018 was $185,374 and $370,746, respectively, as compared to $185,374 and $370,748, respectively, for the three and six months ended June 30, 2017.

Lerner Restricted Stock Award Agreements

On June 15, 2018, in connection with Clifford Lerner’s resignation as an officer and employee of the Company, the Company entered into amendments to (i) a restricted stock award agreement, dated March 3, 2016, as amended, related to the original award of 142,858 shares of restricted common stock to Mr. Lerner and (ii) a restricted stock award agreement, dated December 14, 2011, as amended, related to the original award of 121,429 shares of restricted common stock to Mr. Lerner (together, the “Restricted Stock Award Amendments”).

Pursuant to the Restricted Stock Award Amendments, Mr. Lerner’s unvested shares of restricted common stock will continue to vest as scheduled, and the Company is contractually required, in order to assist Mr. Lerner in satisfying his tax withholding obligations with respect to such shares of restricted common stock that vest on the second anniversary of the AVM Merger, to withhold a number of shares of restricted common stock that would otherwise be acquired by Mr. Lerner upon such vesting with a fair market value equal to the lesser of (i) Mr. Lerner’s tax withholding obligation with respect to the vesting shares and (ii) $100,000, with the remaining amount of the tax withholding obligation, if any, payable by Mr. Lerner.

9.	Net Loss Per Share

Basic net loss per share of common stock is computed based upon the number of weighted average shares of common stock outstanding as defined by ASC Topic 260, Earnings Per Share. Diluted net loss per share of common stock includes the dilutive effects of stock options and stock equivalents. To the extent stock options are antidilutive, they are excluded from the calculation of diluted net loss per share of common stock. For the six months ended June 30, 2018, 1,063,509 shares upon the exercise of outstanding stock options and 158,571 shares of unvested restricted stock were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.

For the three and six months ended June 30, 2017, 857,402 shares upon the exercise of outstanding stock options were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.

10.	Commitments

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

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On October 27, 2017, the Company entered into a lease agreement for an office space located at Sparks-Ledesma House 1306 East 7th Street in Austin, TX that expires on October 31, 2018. The Company’s monthly office rent payments under the lease are currently approximately $1,129 per month.

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

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of June 30, 2018.

11.	ProximaX Agreement

On March 21, 2018, as a first step in providing services through PeerStream Business Solutions, the Company entered into a technology services agreement with ProximaX whereby the Company agreed to provide certain development and related services to ProximaX to facilitate the implementation of PSP into ProximaX’s proprietary blockchain protocol that is currently under development. Pursuant to the terms of the agreement, ProximaX agreed to pay the Company up to an aggregate of $10.0 million of cash in exchange for the Company’s services, with $5.0 million due upon the successful consummation of a future initial coin offering by ProximaX and up to an additional $5.0 million due upon the Company’s achievement of certain development milestones set forth in the agreement. In addition, ProximaX agreed to issue the Company a number of tokens equal to 2.4% of all outstanding tokens on the date of the planned initial coin offering and to reserve an additional 2% of such tokens to be issued as payment for future services provided by the Company, subject, in each case, to such initial coin offering generating aggregate gross proceeds of at least $30.0 million.

On April 30, 2018, ProximaX closed its initial coin offering, which generated aggregate gross proceeds in excess of $30.0 million for purposes of the Company’s technology services agreement with ProximaX. On May 6, 2018, as agreed under the terms of the technology services agreement, ProximaX paid the Company the $5.0 million fee due upon consummation of its initial coin offering in Ethereum, which the Company immediately converted into cash. The Company recorded approximately $113 thousand in transaction and conversion fees for the three months ended June 30, 2018 associated with the conversion of Ethereum into U.S. dollars. On June 2, 2018, we received 216.0 million XPX tokens from ProximaX, representing 2.4% of the XPX tokens issued by ProximaX in its initial coin offering, generating contract revenue of approximately $3.4 million. XPX tokens began trading on the Kryptono Exchange on June 2, 2018 and the quoted market price of $0.01559 was used to determine the initial fair value of tokens. As of June 30, 2018 at approximately 5:00 PM, Eastern Time, XPX tokens were trading at a price equal to $0.00652 per token, and our 216.0 million XPX tokens had an aggregate fair value of approximately $1.4 million. The fair value change of the digital tokens of $1,959,404 is reflected in the statement of operations.

12.	Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no other events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2018, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2018 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K. Aside from certain information as of December 31, 2017, all amounts herein are unaudited.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” in Part II herein and in the Form 10-K.

Overview

We are a global internet solutions provider pioneering the real-world adoption of emerging blockchain technologies by developing software, services and applications for corporate clients and consumers. Our business solutions unit (“PeerStream Business Solutions”) is able to provide advisory and implementation services to enterprise clients to help them meet strategic objectives using blockchain technology. We are also able to offer support to enterprise clients seeking to transition to blockchain-based technologies through the licensing of proprietary blockchain software, such as our PeerStream Protocol (“PSP”), a protocol for decentralized multimedia communications and live video streaming that is currently in development. For 20 years, we have built and continue to operate innovative consumer applications, including Paltalk, one of the largest live video social communities, and Backchannel, a blockchain-based secure video messaging application expected to launch in beta form in late 2018. The Company has a long history of technology innovation and holds 26 patents. Our common stock has been traded on the over-the-counter markets since 2006.

PeerStream Business Solutions was launched in March 2018 and is expected to generate revenue by providing technology licensing, services and support related to blockchain implementation for third party developers and corporate clients. In conjunction with the launch of PeerStream Business Solutions, we also recently announced a strategy to develop and license software, such as PSP, that is intended to extend the capabilities of foundational blockchain protocols and enable prospective adopters to better meet their business goals using blockchain technology, either by enhancing the value of integrating blockchain technology into existing platforms, or by reducing the resources required to perform such implementations.

Shortly after the launch of PeerStream Business Solutions, we obtained our first major blockchain services client, ProximaX Limited (“ProximaX”), and entered into an arrangement to integrate our proprietary PSP technology into ProximaX’s blockchain protocol that has already resulted in us receiving approximately $4.9 million in net cash proceeds and 216.0 million “XPX” tokens issued by ProximaX in its initial coin offering. As described in more detail below, our agreement with ProximaX also provides that we will receive additional cash and token compensation subject to the completion of certain development milestones. We are actively seeking to grow PeerStream Business Solutions and further license our blockchain-based software, either through bundled packages with PeerStream Business Solutions or as a standalone product.

Although we have limited operational history and experience with blockchain technology, we believe our new strategy represents an opportunity to leverage our nearly 20 years of technology innovation and our veteran workforce to tap into a potential new business-to-business revenue stream and support the efforts of a broad range of prospective corporate clients to adopt blockchain technology. For instance, PSP is being designed by our PeerStream Business Solutions team based on our extensive experience with live video and social media applications to serve as a multimedia communications and video streaming protocol to route live, rich media content over peer-to-peer networks. We expect that when PSP is integrated with a blockchain protocol, PSP will be able to power applications that require real-time data and video communications, such as the next generation of social networking, messaging, group collaboration and live video streaming applications. Because we are able to leverage our existing resources to launch PeerStream Business Solutions and design PSP utilizing technologies that we have been refining for two decades, we have not incurred significant additional expenses associated with our new business strategy. As a result, we expect PeerStream Business Solutions will improve the profitability of our business by adding new customers and revenue streams and generating additional cash flows for minimal startup costs. However, because PeerStream Business Solutions represents a new facet of our business and is largely based on a novel technology, we may face unanticipated technical, operational, financial, regulatory, legal and reputational risks associated with this new business that could negatively impact our business, financial condition or results of operations. For additional information, see “Risk Factors—Our shift in focus towards the utilization and development of blockchain-based applications and technologies could have a material adverse effect on our business, financial condition or results of operations” in Item 1A. Risk Factors of the Form 10-K.

Our consumer applications generate revenue principally from subscription fees and advertising arrangements. As of July 31, 2018, our consumer applications were supported by a large user database which includes approximately 148,000 active subscribers worldwide. We believe that the scale of our subscriber base presents a competitive advantage in the video social networking industry and can present growth opportunities to advance existing products with blockchain technology as well as to build future brands with cross-sell offers.

Our continued growth depends on attracting new clients through the introduction of new applications to our existing users, further penetration of our existing markets and the expansion of the PeerStream Business Solutions and software licensing client-base. Our principal growth strategy is to continue investing in blockchain development and technologies and increase our consumer application user base through enhanced features incorporating blockchain technology, as well as advertising campaigns that we run through internet and mobile advertising networks.

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

PeerStream Business Solutions

On March 8, 2018, we launched PeerStream Business Solutions to provide technology licensing, services and support related to multimedia streaming and communications for third party developers and corporate clients.

On March 21, 2018, as a first step in providing services through PeerStream Business Solutions, we entered into a technology services agreement with ProximaX whereby we agreed to provide certain development and related services to ProximaX to facilitate the implementation of PSP into ProximaX’s proprietary blockchain protocol that is currently under development. Pursuant to the terms of the agreement, ProximaX agreed to pay us up to an aggregate of $10.0 million of cash in exchange for our services, with $5.0 million due upon the successful consummation of a future initial coin offering by ProximaX and up to an additional $5.0 million due upon our achievement of certain development milestones set forth in the agreement. In addition, ProximaX agreed to issue us a number of tokens equal to 2.4% of all outstanding tokens on the day of the planned initial coin offering and to reserve an additional 2% of such tokens to be issued as payment for future services provided by us, subject, in each case, to such initial coin offering generating aggregate gross proceeds of at least $30.0 million.

On April 30, 2018, ProximaX closed its initial coin offering, which generated aggregate gross proceeds in excess of $30.0 million for purposes of our technology services agreement with ProximaX. On May 6, 2018, as agreed under the terms of the technology services agreement, ProximaX paid us the $5.0 million fee due upon consummation of its initial coin offering in Ethereum, which we immediately converted into cash. The Company recorded approximately $113 thousand in transaction and conversion fees for the three months ended June 30, 2018 associated with the conversion of Ethereum into U.S. dollars. On June 2, 2018, we received 216.0 million XPX tokens from ProximaX, representing 2.4% of the XPX tokens issued by ProximaX in its initial coin offering, generating contract revenue of approximately $3.4MM. XPX tokens began trading on the Kryptono Exchange on June 2, 2018 and the quoted market price of $0.01559 was used to determine the initial fair value of the tokens. As of June 30, 2018 at approximately 5:00 PM, Eastern Time, XPX tokens were trading at a price equal to $0.00652 per token, and our 216.0 million XPX tokens had an aggregate fair value of approximately $1.4 million. Our XPX tokens will be marked-to-market at the end of each fiscal quarter, and therefore, fluctuations in the market value of XPX tokens will directly impact our balance sheet and statement of operations. The prices of cryptocurrencies, including our XPX tokens, have historically been extremely volatile and we expect this volatility to continue. See “Item 1A. Risk Factors—We are subject to risks related to holding cryptocurrencies and accepting cryptocurrencies as a form of payment” of Part II of this report for additional information.

Our Services and Products

PeerStream Business Solutions

On March 8, 2018, we launched PeerStream Business Solutions to provide technology licensing, services and support related to blockchain implementation for third party developers and corporate clients. PeerStream Business Solutions is intended to leverage our nearly 20 years of technology innovation to tap into a potential new business-to-business revenue stream and support the efforts of a broad range of prospective corporate clients to adopt blockchain technology.

We believe that blockchain technology has a myriad of applications across a broad array of industries. Many businesses, however, are struggling to identify and realize the potential of blockchain technology, which can offer a host of benefits, including enhanced security, scalability, data integrity and cost efficiency. Through PeerStream Business Solutions, we plan to assist our clients in realizing the benefits of blockchain technology through three major service branches:

●	Blockchain Strategy Consulting: Through our strategy consulting services, we intend to assist clients from the initial state of identifying potential uses for blockchain technology through the deployment phase and beyond. We continue to build an expert team of seasoned blockchain strategists and technology architects that are positioned to help clients discover the most appropriate and powerful blockchain solutions for their business or government administration needs.

●	Blockchain Implementation: We believe our core team of talented developers and project managers, combined with our network of contractors and subcontractors, can build and execute all phases of a blockchain implementation plan, including software development, testing and deployment.

●	Support: Following implementation, we believe we have the capability to provide a wide range of ongoing technical support services for integration projects.

We recently secured our first major PeerStream Business Solutions client by entering into a technology services agreement with ProximaX, a next generation blockchain-based, decentralized platform led by blockchain pioneer, Lon Wong, the former President of the NEM.io Foundation Ltd.. Under the terms of the agreement, we agreed to provide development and related services to ProximaX to facilitate the integration of PSP into ProximaX’s proprietary blockchain protocol. Following the launch of PSP, we hope to leverage the successful integration of PSP in the ProximaX protocol as a means for targeting new potential PeerStream Business Solutions clients. In furtherance of this goal, we were recently selected to be a preferred North American integration partner for ProximaX. Pursuant to this partnership, we anticipate ProximaX will refer prospective adopters of its blockchain protocol to PeerStream Business Solutions for consulting and integration services.

We also believe that our ability to develop proprietary blockchain-based software will attract new potential PeerStream Business Solutions clients. For instance, we are currently in the process of developing PSP, a protocol for decentralized multimedia communications and live video streaming, which is supported by 15 years of multimedia streaming expertise and a battle-tested technology platform that has facilitated the delivery of over a billion multimedia messages to hundreds of millions of users. We believe we have the experience and ability to support numerous other application developers and corporate clients in integrating PSP and developing other blockchain-based solutions to power decentralized applications that provide live video entertainment, multimedia messaging, video conferencing, live streaming, amateur content creation and more.

Blockchain-Based Proprietary Software

We are developing software that we believe will extend the capabilities of foundational blockchain protocols and enable prospective adopters to better meet their business goals using blockchain technology, either by enhancing the value of integrating blockchain technology into existing platforms, or by reducing the resources required to perform such implementations. Our software is made available for license, and it is also our intention to bundle software licenses into service offerings we make available to PeerStream Business Solutions clients, similar to our arrangement with ProximaX.

PSP, which is our first blockchain-based software made available for license, is designed to be a multimedia communications and video streaming protocol to route live, rich media content over peer-to-peer networks. When integrated with a blockchain protocol, PSP will be able to power applications that require real-time data and video communications, such as the next generation of social networking, messaging, group collaboration and live video streaming applications. We believe that PSP’s decentralized platform will offer the potential for superior privacy, scalability and cost efficiency when built on a third party public blockchain. PSP is expected to be completed in the first quarter of 2019, and we intend to develop additional blockchain-enabling technologies in the future.

Consumer Applications

We operate a leading network of consumer applications that create a unique social media enterprise where users can meet, see, chat, broadcast and message in real time in a secure environment with others in our network. Our products are generally available through Windows, Mac OS, iOS and Android platforms. The proprietary technology underlying our products allows us to operate thousands of simultaneous streams, including on mobile platforms, which support interactions on a one-on-one, one-to-many and many-to-many basis. We also have a worldwide established presence and brand identity in both live video chat and interactive dating, with users in over 180 countries as of June 30, 2018. Furthermore, our technology is supported by a portfolio of 26 issued patents.

Our existing consumer application product portfolio includes Paltalk and Camfrog, which together host one of the world’s largest collections of video-based communities, and FirstMet, an interactive dating brand serving users 35 and older. Our other consumer products include Tinychat, 50More, The Grade and Vumber. As of July 31, 2018, our applications supported an active subscriber base of approximately 148,000 active subscribers worldwide.

We are also currently developing Backchannel, a blockchain-based secure messaging application that we believe will be one of the first video messaging applications to eliminate a centralized intermediary responsible for hosting and storing user information, thereby reducing the risk that communications between users can be hacked, stolen or leaked. We believe Backchannel is one of the first secure, blockchain-enabled video messaging applications in development to promote free speech and serve privacy-minded end-users, and we are developing Backchannel using crypto identity and authentication to ensure no personally identifiable user information is stored or shared without a user’s explicit permission. We expect to launch Backchannel in beta form in the fourth quarter of 2018.

Operational Highlights and Objectives

During the six months ended June 30, 2018, we executed key components of our objectives:

●	rebranded our corporate entity to PeerStream, Inc., which we believe better reflects our mission to connect peers and commitment to multimedia streaming and communications over peer networks;

●	began development of PSP, an open source, multimedia delivery protocol that is built on blockchain technology and designed to increase privacy, security, scalability and cost efficiency for real-time communication applications in such areas as video conferencing, messaging and workforce collaboration;

●	launched PeerStream Business Solutions to provide consulting, services and support related to blockchain technology adoption for corporate clients leveraging the Company’s blockchain technology capabilities and proprietary software in development;

●	entered into a technology services agreement with ProximaX as the launch client of PeerStream Business Solutions;

●	strengthened our relationship with ProximaX to become ProximaX’s preferred North American integration partner to expand adoption and integration of its blockchain solution; and

●	broadened the talent on our Blockchain Advisory Board through the appointment of capital markets and blockchain veteran, Sheri Kaiserman.

For the near term, our business objectives include:

●	advancing development of PSP, our multimedia delivery protocol that integrates with blockchain technology;

●	enhancing the PeerStream Business Solutions team and developing its resources and customer pipeline;

●	launching a beta version of Backchannel, our new secure video messaging service leveraging blockchain technology and its benefits;

●	growing our live video streaming entertainment business by increasing the content creator base and monetization for Camfrog Live, and extending this service to users of the Paltalk application;

●	seeking additional partnerships with blockchain-based companies to enhance the breadth of our technology platform and capabilities;

●	exploring strategic opportunities such as business partnerships and merger and acquisitions opportunities, as well as strategic alternatives with respect to one or more of our dating properties, Vumber or certain of our patents, which we refer to as our non-core properties;

●	continuing to take steps towards listing our common stock on The Nasdaq Capital Market; and

●	continuing to defend our intellectual property.

Sources of Revenue

Through the end of the first quarter of 2018, our sources of revenue were limited to subscription, advertising and other fees generated from users of our video chat and dating products. Beginning in April 2018, we started generating revenue through PeerStream Business Solutions and proprietary software licenses as a result of our technology services agreement with ProximaX.

Consumer Applications

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

We also offer virtual gifts and micro-transactions to our users. Users may purchase credits that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. Micro-transactions allow users to increase the visibility of their profile and messages by paying for such services. Virtual gift and micro-transaction revenue are recognized upon the users’ utilization of the virtual gift, and included in subscription revenue.

Advertising Revenue

We also generate a portion of our revenue on both our video and dating platforms through advertisements. Advertising revenue is dependent upon the volume of advertising impressions viewed by active users as well as the advertising inventory we place on our products. We recognize advertising revenue as earned on a click-through, impression, registration or subscription basis. When a user clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), registers for an external website via an advertisement by clicking on or through our application (CPA basis) or clicks on an offer to subscribe to premium features on the application, the contract amount is recognized as revenue.

Technology Services Revenue

Technology services revenue is generated through PeerStream Business solutions under service agreements that we negotiate with our clients that describe the scope of the development, integration, engineering, licensing or other blockchain integration services that we will provide. Similar to our technology services agreement with ProximaX, we expect that future agreements will contain pricing terms that are customized based on the needs of the client, and may provide for compensation in the form of cash, cryptocurrency, tokens or a mix of cash, cryptocurrency and tokens. In addition, we expect that we will generate technology services revenue for our planned blockchain-based software solutions, such as PSP, through licenses to our clients that may be bundled into service packages with our PeerStream Business Solutions clients or provided separately on a standalone basis. We also plan to generate technology services revenue by offering support services to licensees of our software for additional service fees.

Revenue related to the technology services agreement with ProximaX, which is a fixed-price contract, is recognized as the services are performed and payment is entitled. The Company accounts for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and the collectability of the consideration is probable.

Accordingly, revenue under the technology services agreement with ProximaX is recognized based upon proportional performance using labor hours as the unit of measurement. The contractual upfront fee included $5.0 million and was paid in the Ethereum cryptocurrency and subsequently converted into U.S. dollars. The upfront fee also included 216.0 million tokens related to our familiarization with the client’s technology and the build-out of a roadmap used to fulfill the contract. The total upfront fee is recognized as revenue under the input method based on proportional performance using labor hours as the unit of measurement. The unearned portion is presented as deferred technology service revenue in the accompanying condensed consolidated balance sheets. Revisions to our estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of revenues in our consolidated statement of operations. There were no contract losses for the periods presented.

The remaining $5.0 million in payments under this agreement will be recognized as revenue upon the Company’s attainment of contractually defined milestones.

Costs and Expenses

Cost of revenue. Cost of revenue consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in data center and customer care functions, credit card processing fees, hosting fees, and data center rent and bandwidth costs. Beginning in April 2018, cost of revenue also began including compensation and other employee-related costs for technical personnel and subcontracting costs relating to technology service revenue. We expect to experience corresponding growth in our cost of revenue as PeerStream Business Solutions grows.

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

As a result of the launch of PeerStream Business Solutions, we expect sales and marketing expense to increase in future periods as we expect to incur marketing and advertising expense and hire additional sales and marketing personnel to help build brand awareness and grow the division.

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

As a result of the launch of PeerStream Business Solutions, we anticipate product development expense to increase in future quarters as we expect to hire additional developers dedicated to the internal development of new blockchain services and technologies we plan to offer for license through PeerStream Business Solutions.

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

Key Metrics

Our management relies on certain non-GAAP and/or unaudited performance indicators to manage and evaluate our business. The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our advertising and marketing efforts and assess operational efficiencies. We also discuss net cash used in operating activities under the ‟Results of Operations” and ‟Liquidity and Capital Resources” sections below. Active subscribers, subscription bookings and Adjusted EBITDA are discussed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Active subscribers (as of period end)	150,550	173,480	150,550	173,480
Subscription bookings	$4,820,574	$5,594,745	$10,247,198	$11,737,952
Net cash (used in) provided by operating activities	$4,304,718	$(322,462)	$3,761,687	$620,638
Net loss	$(1,865,015)	$(1,484,964)	$(2,673,670)	$(2,522,669)
Adjusted EBITDA	$1,023,838	$(516,362)	$1,122,638	$(729,354)
Adjusted EBITDA as percentage of total revenues	13.9%	(8.3)%	8.5%	(5.6)%

Active Subscribers

Active subscribers means users of our consumer applications that have prepaid a fee, redeemed credits or received an upgrade from another user as a gift for current unlocked application features such as enhanced voice and video access, elevated status in the community or unrestricted communication on our applications and whose subscription period has not yet expired. The metrics for active subscribers are based on internally-derived metrics across all platforms through which our applications are accessed. We assess the performance of our consumer applications by measuring active subscribers because we believe that this metric is the most reliable way to understand user engagement on our platform and estimate the future operational performance of our applications. We also believe that measuring active subscribers helps management estimate future subscription revenue. Because active subscribers generate the majority of our subscription revenue, as the number of active subscribers to our consumer applications increases, the amount of subscription revenue generated from our consumer applications also increases.

Subscription Bookings

Subscription bookings is a financial measure representing the aggregate dollar value of subscription fees received during the period. We calculate subscription bookings as subscription revenue recognized during the period plus the change in deferred subscription revenue recognized during the period. We record subscription revenue from subscription fees as deferred subscription revenue and then recognize that revenue ratably over the length of the subscription term. Our management uses subscription bookings internally in analyzing our financial results to assess operational performance and to assess the effectiveness of, and plan future, user acquisition campaigns. We believe that this financial measure is useful in evaluating the performance of our consumer applications because we believe, as compared to subscription revenue, it is a better indicator of the subscription activity in a given period. We believe that both management and investors benefit from referring to subscription bookings in assessing our performance and when planning, forecasting and analyzing future periods.

While the factors that affect subscription bookings and subscription revenue are generally the same, certain factors may affect subscription revenue more or less than such factors affect subscription bookings in any period. While we believe that subscription bookings is useful in evaluating our business, it should be considered as supplemental in nature and it is not meant to be a substitute for subscription revenue recognized in accordance with GAAP.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net (loss) income adjusted to exclude interest expense (income), net, income tax (benefit), other income, net, depreciation and amortization expense, loss on disposal of property and equipment, change in fair value of digital tokens and stock-based compensation expense.

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

Limitations of Adjusted EBITDA

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect cash capital expenditures for assets underlying depreciation and amortization expense that may need to be replaced or for new capital expenditures;

●	Adjusted EBITDA does not reflect our working capital requirements;

●	Adjusted EBITDA does not reflect the change in fair value of digital tokens;

●	Adjusted EBITDA does not consider the potentially dilutive impact of stock-based compensation; and

●	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Reconciliation of Net loss to Adjusted EBITDA:
Net loss	$(1,865,015)	$(1,484,964)	$(2,673,670)	$(2,522,669)
Interest expense (income), net	(16,772)	4,845	(19,710)	(31,968)
Other income, net	-	18,000	-	18,000
Income tax expense	15,500	-	15,500	-
Depreciation and amortization expense	527,336	544,098	1,048,514	1,095,922
Loss on disposal of property and equipment	-	17,074	-	17,074
Change in fair value of digital tokens	1,959,404	-	1,959,404	-
Stock-based compensation expense	403,385	384,585	792,600	694,287
Adjusted EBITDA	$1,023,838	$(516,362)	$1,122,638	$(729,354)

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	18.7%	19.9%	18.2%	19.5%
Sales and marketing expense	20.2%	34.2%	21.9%	33.7%
Product development expense	26.0%	35.4%	31.0%	34.1%
General and administrative expense	33.8%	33.9%	34.3%	32.3%
Total costs and expenses	98.7%	123.4%	105.5%	119.6%
Income (loss) from operations	1.3%	(23.4)%	(5.5)%	(19.6)%
Interest income(expense), net	0.2%	(0.1)%	0.2%	0.2%
Other expense, net	-%	(0.3)%	-%	(0.1)%
Change in fair value of digital tokens	(26.5)%	-%	(14.9)%	-%
Total other income (expense), net	(26.3)%	(0.4)%	(14.8)%	0.1%
Loss before income taxes	(25.0)%	(23.8)%	(20.2)%	(19.5)%
Provision for income taxes	(0.2)%	-	(0.1)%	-
Net loss	(25.2)%	(23.8)%	(20.3)%	(19.5)%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenue

Revenue increased to $7,391,387 for the three months ended June 30, 2018 from $6,239,589 for the three months ended June 30, 2017. The increase was driven by $2,092,032 of revenue generated under the technology services agreement with ProximaX, offset by a decline of $758,105 in subscription revenue as a result of a 13.2% decline in active subscribers, as well as a decrease of $182,129 in advertising revenue across all products.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenues for the three months ended June 30, 2018 and the three months ended June 30, 2017, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	June 30,		Increase	Increase	June 30,
	2018	2017	(Decrease)	(Decrease)	2018	2017
Subscription revenue	$4,984,602	$5,742,707	$(758,105)	(13.2)%	67.4%	92.0%
Advertising revenue	314,753	496,882	(182,129)	(36.7)%	4.3%	8.0%
Technology service revenue	2,092,032	-	2,092,032	100.0%	28.3%	-%
Total revenues	$7,391,387	$6,239,589	$1,151,798	18.5%	100.0%	100.0%

Subscription – Our subscription revenue for the three months ended June 30, 2018 decreased by $758,105, or 13.2%, as compared to the three months ended June 30, 2017. The decrease in subscription revenue was driven primarily by a decrease in active subscribers of 22,930, or 13.2% as a result of diminished marketing and advertising spend of approximately $587,000 related to FirstMet and our video products. We believe that the decrease in FirstMet revenue of $486,984 was also driven by our increasing allocation of managerial resources to new higher growth opportunities in the business solutions market.

Advertising – Our advertising revenue for the three months ended June 30, 2018 decreased by $182,129, or 36.7%, as compared to the three months ended June 30, 2017. The decrease in advertising revenue primarily resulted from a 32.8% decline in active users. We also believe the decrease was related to challenges in the digital advertising industry due to a greater emphasis on fraud control resulting in lower demand and pricing.

Technology services – In the second quarter of 2018, we realized our initial technology service revenue as a result of our technology services agreement with ProximaX signed on March 21, 2018. For the three months ended June 30, 2018, we generated $2,092,032 of technology services revenue in exchange for providing certain development and related services to ProximaX to facilitate the integration of PSP into ProximaX’s proprietary blockchain protocol that is currently under development.

Costs and Expenses

Total costs and expenses for the three months ended June 30, 2018 reflect a decrease in costs and expenses of $403,438, or 5.2%, as compared to the three months ended June 30, 2017. The following table presents our costs and expenses for the three months ended June 30, 2018 and 2017, the increase or decrease between those periods and the percentage increase or decrease between those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	June 30,		Increase	Increase	June 30,
	2018	2017	(Decrease)	(Decrease)	2018	2017
Cost of revenue	$1,379,706	$1,242,819	$136,887	11.0%	18.7%	19.9%
Sales and marketing expense	1,492,875	2,135,951	(643,076)	(30.1)%	20.2%	34.2%
Product development expense	1,924,898	2,206,440	(281,542)	(12.8)%	26.0%	35.4%
General and administrative expense	2,500,791	2,116,498	384,293	18.2%	33.8%	33.9%
Total costs and expenses	$7,298,270	$7,701,708	$(403,438)	(5.2)%	98.7%	123.4%

Cost of revenue - Our cost of revenue for the three months ended June 30, 2018 increased by $136,887, or 11.0%, as compared to the three months ended June 30, 2017. The increase for the three months ended June 30, 2018 was primarily driven by an increase of approximately $370,800 in compensation related to our technical personnel related to technology service revenue, offset by a decrease in payment processing fees of approximately $75,800 as a result of reduced subscription revenue.

Sales and marketing expense - Our sales and marketing expense for the three months ended June 30, 2018 decreased by $643,076, or 30.1%, as compared to the three months ended June 30, 2017. The decrease in sales and marketing expense for the three months ended June 30, 2018 was primarily due to a reduction in advertising campaigns for FirstMet and our video products, resulting in a reduction of marketing and advertising spend of approximately $587,000.

Product development expense - Our product development expense for the three months ended June 30, 2018 decreased by $281,542, or 12.8%, as compared to the three months ended June 30, 2017. The decrease was primarily due to the Company’s ability to utilize shared resources across products as a result of reduced headcount in the product development and engineering teams, resulting in a decrease of compensation related expenses of approximately $153,000, as well as an allocation of resources to technical personnel related to technology service revenue.

General and administrative expense - Our general and administrative expense for the three months ended June 30, 2018 increased by $384,293, or 18.2%, as compared to the three months ended June 30, 2017. The increase in general and administrative expense for the three months ended June 30, 2018 was primarily driven by an increase of approximately $98,000 in legal fees primarily related to the ProximaX contract and our Registration Statement on Form S-1. The increase was also driven by an increase of approximately $113,000 in transaction fees relating to the conversion of cryptocurrency into U.S. dollars and $100,000 relating to a consulting agreement for a former board member.

Non-Operating Loss

The following table presents the components of non-operating loss for the three months ended June 30, 2018 and the three months ended June 30, 2017, the increase or decrease between those periods and the percentage increase or decrease between those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	June 30,		Increase	% Increase	June 30,
	2018	2017	(Decrease)	(Decrease)	2018	2017
Interest income (expense), net	$16,772	$(4,845)	$21,617	446.2%	0.2%	(0.1)%
Other (expense), net	-	(18,000)	18,000	100.0%	0.0%	(0.3)%
Change in fair value of digital tokens	(1,959,404)	-	(1,959,404)	(100.0)%	(26.5)%	-%
Total non-operating loss	$(1,942,632)	$(22,845)	$(1,919,787)	8403.4%	(26.3)%	(0.4)%

Non-operating loss for the three months ended June 30, 2018 was $1,942,632, a net increase of $1,919,787, or 8403.4%, as compared to a non-operating loss of $22,845 for the three months ended June 30, 2017. The increase in non-operating loss was primarily driven a $1,959,404 change in fair value of digital tokens.

Income Taxes

Our provision for income taxes consists of state and local taxes. For the three months ended June 30, 2018 and 2017, the Company recorded an income provision of $15,500 and $0, respectively, consisting primarily of state and local taxes.

As of June 30, 2018, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenue

Revenue increased to $13,139,437 for the six months ended June 30, 2018 from $12,958,540 for the six months ended June 30, 2017.

The increase was mainly driven by $2,092,032 of revenue generated under the technology services agreement with ProximaX, offset by a $1,555,161 decline in subscription revenue as a result of a 13.2% decline in active subscribers, as well as a $355,969 decrease in advertising revenue across all products.

The following table sets forth our subscription revenue, advertising revenue and total revenues for the six months ended June 30, 2018 and the six months ended June 30, 2017, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenues that each represented for those periods:

					% Revenue
	Six Months Ended				Six Months Ended
	June 30,		Increase	% Increase	June 30,
	2018	2017	(Decrease)	(Decrease)	2018	2017
Subscription revenue	$10,411,225	$11,966,391	$(1,555,166)	(13.0)%	79.3%	92.3%
Advertising revenue	636,180	992,149	(355,969)	(35.9)%	4.8%	7.7%
Technology service revenue	2,092,032	-	2,092,032	100.0%	15.9%	-
Total revenues	$13,139,437	$12,958,540	$180,897	1.4%	100.0%	100.0%

Subscription – Our subscription revenue for the six months ended June 30, 2018 decreased by $1,555,166, or 13.0%, as compared to the six months ended June 30, 2017. We believe the decrease in overall subscription revenue was driven primarily by a decrease in active subscribers of 22,930, or 13.2%, as a result of diminished marketing and advertising spend of approximately $1,434,000. We also experienced a decline in our international markets in our video products, particularly the Middle East, where a decline in monthly active users and a change in the contractual arrangement with our primary payment processor in the region led to reduced paid usage. We believe that the decrease was also driven by our increasing allocation of managerial resources to new higher growth opportunities in the business solutions market.

Advertising – Our advertising revenue for the six months ended June 30, 2018 decreased by $355,969, or 35.9%, as compared to the six months ended June 30, 2017. The decrease in advertising revenue primarily resulted from both a 32.8% decline in active users as well as transitional delays experienced as we changed to a new full service digital advertising agency. We also believe the decrease was related to challenges in the digital advertising industry due to a greater emphasis on fraud control resulting in lower demand and pricing.

Technology service – In the second quarter of 2018, we realized our initial technology service revenue as a result of our technology services agreement with ProximaX. For the six months ended June 30, 2018, we generated $2,092,032 of technology services revenue in exchange for providing certain development and related services to ProximaX to facilitate the integration of PSP into ProximaX’s proprietary blockchain protocol that is currently under development.

Costs and Expenses

Total costs and expenses for the six months ended June 30, 2018 reflect a decrease in costs and expenses of $1,637,264, or 10.6%, as compared to the six months ended June 30, 2017. The following table presents our costs and expenses for the six months ended June 30, 2018 and 2017, the increase or decrease between those periods and the percentage increase or decrease between those periods:

					% Revenue
	Six Months Ended				Six Months Ended
	June 30,		Increase	% Increase	June 30,
	2018	2017	(Decrease)	(Decrease)	2018	2017
Cost of revenue	$2,391,733	$2,524,324	$(132,591)	(5.3)%	18.2%	19.5%
Sales and marketing expense	2,882,867	4,366,443	(1,483,576)	(34.0)%	21.9%	33.7%
Product development expense	4,073,813	4,417,785	(343,972)	(7.8)%	31.0%	34.1%
General and administrative expense	4,509,500	4,186,625	322,875	7.7%	34.3%	32.3%
Total costs and expenses	$13,857,913	$15,495,177	$(1,637,264)	(10.6)%	105.5%	119.6%

Cost of revenue - Our cost of revenue for the six months ended June 30, 2018 decreased by $132,591, or 5.3%, as compared to the six months ended June 30, 2017. The decrease for the six months ended June 30, 2018 was primarily driven by a decrease payment processing fees of approximately $187,000 as a result of reduced subscription revenue. A move from physical servers to cloud web hosting services also drove reduced headcount in our information technology support areas resulting in a reduction of compensation related expenses and hosting expense of approximately $124,000. These decreases were partially offset by an increase of approximately $372,000 in compensation related to our technical personnel related to technology service revenue.

Sales and marketing expense - Our sales and marketing expense for the six months ended June 30, 2018 decreased by $1,483,576, or 34.0%, as compared to the six months ended June 30, 2017. The decrease in sales and marketing expense for the six months ended June 30, 2018 was primarily due to a reduction in advertising campaigns for FirstMet and our video applications, resulting in a reduction of marketing and advertising spend of approximately $1,434,000.

As a result of the launch of PeerStream Business Solutions, we expect sales and marketing expense to increase in future periods as we expect to incur marketing and advertising expense and hire additional sales and marketing personnel to help build brand awareness and grow this aspect of our business.

Product development expense - Our product development expense for the six months ended June 30, 2018 decreased by $343,972, or 7.8%, as compared to the six months ended June 30, 2017. The decrease in product development expense was due in part to reduced headcount in the product development and engineering teams, resulting in a decrease of compensation related expenses of approximately $141,000, as well as an allocation of resources to technical personnel related to technology service revenue.

General and administrative expense - Our general and administrative expense for the six months ended June 30, 2018 increased by $322,875, or 7.7%, as compared to the six months ended June 30, 2017. The increase in general and administrative expense was primarily driven by increased legal fees which included approximately $98,000 mainly related to the ProximaX technology services agreement and our Registration Statement on Form S-1. This increase was also driven by approximately $40,000 in investor relations fees, approximately $113,000 of transaction fees relating to the conversion of cryptocurrency into U.S. dollars and $100,000 from a consulting agreement for a former board member. These increases were partially offset by a reduction in depreciation expense of approximately $38,000.

Non-Operating Income (Loss)

The following table presents the components of non-operating income (loss) for the six months ended June 30, 2018 and the six months ended June 30, 2017, the increase or decrease between those periods and the percentage increase or decrease between those periods:

					% Revenue
	Six Months Ended				Six Months Ended
	June 30,		Increase	% Increase	June 30,
	2018	2017	(Decrease)	(Decrease)	2018	2017
Interest income, net	$19,710	$31,968	$(12,258)	(38.3)%	0.2%	0.2%
Other expense, net	-	(18,000)	18,000	(100.0)%	0.0%	(0.1)%
Change in fair value of digital tokens	(1,959,404)	-	(1,959,404)	(100.0)%	(14.9)	-%
Total non-operating (loss) income	$(1,939,694)	$13,968	$(1,953,662)	(13986.7)%	(14.8)%	0.1%

Non-operating loss for the six months ended June 30, 2018 was $1,939,694, a net increase of $1,953,662, or 13986.7%, as compared to non-operating income $13,968 for the six months ended June 30, 2017. The increase in non-operating loss was driven by a $1,959,404 change in fair value of digital tokens.

Income Taxes

Our provision for income taxes consists of state and local taxes. For the six months ended June 30, 2018 and 2017, the Company recorded an income provision of $15,500 and $0, respectively, consisting primarily of state and local taxes.

As of June 30, 2018, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2018	2017
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$3,761,687	$620,638
Net cash used in investing activities	(159,900)	(134,326)
Net cash used in financing activities	-	(34,289)
Net increase in cash and cash equivalents	$3,601,787	$452,023

Currently, our primary source of liquidity is cash on hand and cash flows from continuing operations and we believe that our cash balance and our expected cash flow from operations will be sufficient to meet all of our financial obligations for the twelve months from the date of this report. As of June 30, 2018 and December 31, 2017, we had $7,738,837 and $4,137,050 of cash and cash equivalents, respectively, and no long-term debt. As described above, in May 2018 we received approximately $5,000,000 of cash proceeds under our technology services agreement with ProximaX, and in June 2018 we received 216.0 million XPX tokens in connection with ProximaX’s initial coin offering. As of June 30, 2018 at approximately 5:00 PM, Eastern Time, XPX tokens were trading at a price equal to $0.00652 per token, and our 216.0 million XPX tokens had a fair value of approximately $1.4 million.

Following our merger with AVM Software, Inc. in the fourth quarter of 2016, we undertook a number of cost reduction initiatives to manage our expenses and improve the profitability of our operations. Our cost reduction initiatives implemented during 2016 have included the decision to outsource our data center and physical servers to cloud web hosting services, headcount reorganization and vendor consolidation and subsequent contract renegotiations. During 2017, we further reduced costs by continuing to consolidate our vendors and advertising affiliate partners, combining and reducing office space and consolidating internal departments. We are continuously evaluating ways that we can further reduce our expenses and manage our costs.

In the future, it is possible that we will need additional capital to fund our operations, particularly growth initiatives, which we expect we would raise through a combination of equity offerings, debt financings, other third party funding and other collaborations and strategic alliances. We may also attempt to raise capital through dispositions of our assets, such as by selling all or a portion of our XPX tokens or by disposing of all or a portion of our dating properties, Vumber or certain of our patents, which we refer to collectively as our non-core properties. Our need to generate additional capital will largely depend on future capital requirements, which in turn will depend on many factors including our growth rate, headcount, sales and marketing activities, research and development efforts and the introduction of new features, products, acquisitions and continued user engagement.

Our primary use of working capital is related to client and user acquisition costs, including sales and marketing expense and product development expense. Our sales and marketing expenditures are primarily spent on channels where we can estimate the return on investment without making long-term commitments. Accordingly, we believe we can adjust our advertising and marketing expenditures quickly based on the expected return on investment, which should provide flexibility and should enable us to manage our advertising and marketing expense. In addition, we allocate a significant amount of resources to product development in order to maintain and create new products, services and applications for our clients and users. In particular, a significant portion of our working capital has been allocated to the development of PSP and Backchannel. In the future, we may also seek to grow our business by expending our capital resources to fund strategic investments and partnership opportunities.

Operating Activities

Net cash provided by operating activities was $3,761,687 for the six months ended June 30, 2018, as compared to net cash provided by operating activities of $620,638 for the six months ended June 30, 2017. The increase in net cash provided by operating activities of $3,141,049 was mainly a result of $5,000,000 of compensation received under our technology services agreement with ProximaX.

Significant items offsetting the cash flow in the six months ended June 30, 2017 included cash outlays of approximately $1,434,000 relating to advertising and marketing expense and increased headcount related expense in product development.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 and 2017 was $159,500 and $134,326, respectively. The increase in cash used in investing activities for the six months ended June 30, 2018 was primarily the result of increased purchases of computers and office furniture. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2018 and 2017 was $0 and $34,289, respectively. The cash used in financing activities for the six months ended June 30, 2017 was related to the repayment of capital leases in the amount of $34,289.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

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

Based on the evaluation as of June 30, 2018, we determined that we maintain effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

 Beginning on May 2018, we began to provide advisory and implementation services to enterprise clients to help them meet strategic objectives using blockchain technology. We expect that agreements will contain pricing terms that are customized based on the needs of the client, and may provide for compensation in the form of cash, cryptocurrency, digital tokens or a mix of cash, cryptocurrency and digital tokens. We implemented changes to our internal controls in relation to the existence, valuation and safeguards of cryptocurrency and digital tokens. These controls have been reviewed and approved by management and are revised as needed.

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

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the Form 10-K, except as follows:

The further development and acceptance of blockchain technologies, which are part of a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of blockchain technologies or assets would have a material adverse effect on our business.

The growth of the blockchain industry in general, as well as the blockchain networks on which our technologies may rely, is subject to a high degree of uncertainty. The factors affecting the further development of the blockchain industry and networks, include, without limitation:

●	worldwide growth in the adoption and use of blockchain and distributed ledger technologies, including cryptocurrencies and cryptosecurities;

●	government and quasi-government regulation of blockchain assets, including cryptocurrencies, and their use, or restrictions on or regulation of access to and operation of blockchain networks or similar systems;

●	the maintenance and development of the open-source software protocol of blockchain networks;

●	changes in consumer demographics and public tastes and preferences;

●	general economic conditions and the regulatory environment relating to cryptocurrencies; and

●	a decline in the popularity or acceptance of blockchain-based technologies, including cryptocurrencies and tokens.

The blockchain industry as a whole is in its infancy and has been characterized by rapid changes and innovations. Although it has experienced significant growth in recent years, the slowing or stopping of the development, general acceptance and adoption and usage of blockchain networks and blockchain assets may materially adversely affect our business plans, financial results and prospects.

We operate in intensely competitive industries and any failure to attract new users and subscribers could diminish or suspend our development and possibly cease our operations.

The blockchain services and consumer application industries are highly competitive and have few barriers to entry. If we are unable to efficiently and effectively attract new users or clients as a result of intense competition or a saturated market, we may not be able to continue the provision, development and enhancement of our services and applications or become profitable on a consistent basis in the future.

Important factors affecting our ability to successfully compete include:

●	the usefulness, novelty, performance and reliability of our products compared to our competitors;

●	the timing and market acceptance of our products, including developments and enhancements of our competitors’ products;

●	our ability to effectively monetize our services and products and the availability of free or cheaper alternatives from our competitors;

●	our ability to hire and retain talented employees, including technical employees, executives, and marketing experts;

●	the success of our customer service and support efforts;

●	our reputation and brand strength compared to our competitors;

●	with respect to consumer applications, competition for acquiring users that could result in increased user acquisition costs;

●	reliance upon the platforms through which our consumer applications are accessed and the platform owner’s ability to control our activities on such platforms;

●	the effectiveness of the marketing and advertisement of our services and products;

●	our ability to maintain advertisers’ interests in advertising through our products;

●	our ability to innovate in the ever-changing industries in which we operate;

●	changes as a result of new legislation or regulation within our industries; and

●	acquisitions or consolidations within our industries.

Many of our current and potential competitors offer similar services, have longer operating histories, significantly greater capital, financial, technical, marketing and other resources and, with respect to our consumer applications, larger user or subscriber bases than we do. These factors may allow our competitors to more quickly respond to new or emerging technologies and changes in client or consumer preferences. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing strategies that may allow them to build larger user bases consisting of greater numbers of clients or paying users. Our competitors may provide services or develop applications that are equal or superior to our services or applications or that achieve greater market or industry acceptance. It is possible that a new product or service developed or offered by one of our competitors could gain rapid scale at the expense of existing brands through harnessing a new technology or distribution channel, creating a new approach to servicing clients or connecting people.

Certain entities that we do not directly compete with but that have large or dominant positions in one or more markets could use those positions to gain a competitive advantage against us in areas where we operate by launching blockchain service offerings or by integrating competing dating, video chat or social media platforms into products they control, such as search engines, web browsers or mobile device operating systems.

With respect to consumer applications, costs for consumers to switch between products in the video chat and dating industries are generally low, and consumers have a propensity to try new products to connect with new people. As a result, new entrants and business models are likely to continue to emerge in our industry. These activities could attract users and subscribers away from our applications and reduce our market share.

If we are unable to effectively compete, we may fail to obtain new clients for our blockchain services offerings or our users may discontinue the use of our products and we may lose active subscribers, either of which would have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks related to holding cryptocurrencies and accepting cryptocurrencies as a form of payment.

We have recently formed strategic partnerships with third parties and entered into service agreements that provided us with cryptocurrencies as compensation for our services. In addition, we have in the past accepted bitcoin as a form of payment for purchases on our applications, and we may in the future accept bitcoin or other cryptocurrencies as a form of payment for purchases on our applications. Historically, under our arrangement with our payment processor, bitcoin payments were automatically converted into U.S. dollars so that we received payment for transactions entirely in U.S. dollars. However, if we determine to accept cryptocurrencies as a method of payment in the future, we may also determine to hold those cryptocurrencies directly.

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

As part of our strategy of forming strategic alliances with blockchain companies, we may make limited investments in initial coin or token offerings or negotiate that we receive cryptocurrency tokens as compensation for services. For instance, as part of our technology services agreement with ProximaX, a portion of our compensation was paid in XPX tokens. The prices of cryptocurrency tokens, including our XPX tokens, are typically highly volatile and subject to exchange rate risks, as well as the risk that regulatory or other developments may adversely affect their value. As of June 30, 2018 at approximately 5:00 PM, Eastern Time, our 216.0 million XPX tokens had a market and book value of approximately $1.4 million. However, we currently expect that our XPX tokens will be marked-to-market at the end of each fiscal quarter, and therefore, fluctuations in the market value of XPX tokens will directly impact our balance sheet and statement of operations.

In particular, our XPX tokens may experience periods of extreme volatility due to (i) XPX tokens having a very limited trading history, (ii) the limited public supply of XPX tokens and (iii) XPX tokens trading solely on the Kryptono Exchange, a new cryptocurrency exchange with a limited operating history. Speculators and investors who seek to profit from trading and holding XPX tokens currently account for a significant portion of XPX token demand. Such speculation regarding the potential future appreciation in the value of XPX tokens may artificially inflate their price. Fluctuations in the value of our XPX tokens or any other cryptocurrencies that we hold may also lead to fluctuations in the value of our common stock. In addition, because of the limited trading volumes in XPX tokens on the Kryptono Exchange, converting our holdings to fiat currency would likely take an extended period of time. If the Kryptono Exchange were to cease operations or no longer quote XPX tokens, there would be no trading platform for XPX tokens and it would likely be impossible to convert XPX tokens into fiat currency.

In addition, there is substantial uncertainty regarding the future legal and regulatory requirements relating to cryptocurrency or transactions utilizing cryptocurrency. For instance, governments may in the near future curtail or outlaw the acquisition, use or redemption of cryptocurrencies. Ownership of, holding or trading in cryptocurrencies may then be considered illegal and subject to sanction. These uncertainties, as well as future accounting and tax developments, or other requirements relating to cryptocurrency, could have a material adverse effect on our business.

The Kryptono Exchange on which our XPX tokens trade is new and, in most cases, largely unregulated and, therefore, may be more exposed to fraud and failure than established, regulated exchanges for traditional securities and other products. To the extent that the Kryptono Exchange is involved in fraud or experiences security failures or other operational issues, it may result in a reduction in the trading price, or the loss or destruction of, our XPX tokens.

The Kryptono Exchange on which the XPX tokens trade is new and, in most cases, largely unregulated. Furthermore, the Kryptono Exchange does not provide the public with significant information regarding its ownership structure, management team, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in or may experience problems relating to the Kryptono Exchange. The Kryptono Exchange may impose daily, weekly, monthly or customer-specific transaction or distribution limits, or it may suspend withdrawals entirely, rendering the exchange of XPX tokens for other digital assets or for fiat currency difficult or impossible.

Over the past few years, a number of cryptocurrency exchanges have been closed due to fraud, failure or security breaches. In many of these instances, the customers of such exchanges were not compensated or made whole for the partial or complete losses of their account balances in such exchanges. The Kryptono Exchange launched in June 2018 and is less likely to have the infrastructure and capitalization that make larger cryptocurrency exchanges more stable. As a result, the Kryptono Exchange may be at risk for cybersecurity attacks or may suffer from a greater exposure to technical failure.

A lack of stability in the Kryptono Exchange and its closure or temporary shutdown due to fraud, business failure, hackers or malware, or government-mandated regulation could result in us losing all or a portion of our XPX tokens or may reduce confidence in the XPX tokens and result in greater volatility in their pricing. If the XPX tokens are delisted from the Kryptono Exchange, or if the Kryptono Exchange shuts down or ceases to continue operations, there may cease to be a liquid market for XPX tokens. These potential consequences could also have a material adverse impact on the trading price of our common stock and our financial results. Moreover, the Kryptono Exchange operates outside of the United States. Accordingly, in the event of fraud, we may have difficulty successfully pursuing claims against the Kryptono Exchange in the courts of the country in which it is organized.

Technology that we provide as part of our blockchain services, including PeerStream Protocol, may not function properly.

The technology that we provide as part of our blockchain services, including PSP, may not function properly, which would have a material adverse effect on our business plans, operations and financial condition. PSP is in the preliminary stages of development, but if the technology does not work as anticipated, we may be unable to develop an alternative blockchain-based multimedia delivery platform. PSP is planned to be the initial piece of proprietary technology offered through PeerStream Business Solutions, and accordingly, any problems in its functionality would have a direct materially adverse effect on our reputation and our plans and expectations for revenues from blockchain-based applications. PSP and other blockchain-based technologies that we develop may malfunction because of internal problems or as a result of cyber-attacks or external security breaches. Any such technological problems would have a material adverse effect on the prospects of our business.

Our XPX tokens and other cryptocurrencies that we hold may be subject to loss, theft or restriction on access.

There is a risk that some or all of our cryptocurrencies could be lost or stolen. Access to our coins could also be restricted by cybercrime. We currently hold all of our XPX tokens and other cryptocurrencies in cold storage. Cold storage refers to any cryptocurrency wallet that is not connected to the internet. Cold storage is generally more secure, but is not ideal for quick or regular transactions. We expect to continue to hold the majority of our cryptocurrencies in cold storage to reduce the risk of malfeasance, but this risk cannot be eliminated.

Hackers or malicious actors may launch attacks to steal, compromise or secure cryptocurrencies, such as by attacking the cryptocurrency network source code, exchange servers, third-party platforms, cold and hot storage locations or software, or by other means. We are in control and possession of one of the more substantial holdings of XPX tokens, and we may in the future hold substantial positions in other cryptocurrencies. As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats. Any of these events may adversely affect our operations and, consequently, our investments and profitability. The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our cryptocurrency holdings or the holdings of others. Our loss of access to our private keys or our experience of a data loss relating to our digital wallets could adversely affect our investments and assets.

Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain. We will publish the public key relating to digital wallets in use when we verify the receipt of transfers and disseminate such information into the network, but we will need to safeguard the private keys relating to such digital wallets. To the extent such private keys are lost, destroyed or otherwise compromised, we will be unable to access our cryptocurrency coins and such private keys may not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store our cryptocurrencies could have a material adverse effect on our business, prospects or operations and the value of any XPX tokens or other cryptocurrencies we hold for our own account.

Because there has been limited precedent set for financial accounting of cryptocurrencies and other digital assets, the determination that we have made for how to account for our XPX tokens and any other digital assets we may acquire may be subject to change.

Because there has been limited precedent set for the financial accounting of digital assets and related revenue recognition and no guidance has yet been provided by the Financial Accounting Standards Board or the SEC, it is unclear how companies may in the future be required to account for digital asset transactions and assets and related revenue recognition. We currently expect that our XPX tokens will be valued according to market price at the end of each reporting period with changes recorded as mark-to-market adjustment on our Consolidated Statement of Operations. However, a change in regulatory or financial accounting standards could result in the necessity to change our accounting methods and restate our financial statements. Such a restatement could adversely affect the accounting for our XPX tokens or other cryptocurrencies that we may acquire and may more generally negatively impact our business, prospects, financial condition and results of operation.

We may conduct a portion of our operations through partnerships, strategic alliances or joint ventures, and our failure to continue such relationships or resolve any material disagreements with these third parties could have a material adverse effect on the success of these operations, our financial condition and our results of operations.

We may conduct a portion of our operations through partnerships, strategic alliances or joint ventures. For instance, as part of our blockchain strategy, we are exploring forming partnerships with blockchain companies and identifying potential strategic equity or small investments in blockchain companies. As part of this strategy, we formed a strategic product development and technology relationship with Gladius and made a small investment in Gladius’ initial coin offering, and we also entered into our technology services agreement with ProximaX. In addition, we recently formed a strategic partnership with Kochava as an OnXCHNG partner for Kochava’s XCHNG platform. We may enter into similar arrangements in the future.

In the future, we may depend on third parties for elements of these arrangements that are important to the success of the relationship, such as the development of features or technologies to be incorporated into our applications. The performance of these third party obligations or the ability of third parties to meet their obligations under these arrangements would be outside of our control. If these third parties do not meet or satisfy their obligations under these arrangements, the performance and success of these arrangements, and their value to us, would be adversely affected. If our current or future partners are unable to meet their obligations, we may be forced to undertake the obligations ourselves and/or incur additional expenses in order to have some other party perform such obligations. In such cases we may also be required to seek legal enforcement of our rights, the outcome of which would be uncertain. If any of these events occur, they may adversely impact us, our financial performance and results of operations, and/or adversely impact our ability our ability to enter into similar relationships in the future.

Strategic arrangements with third parties could involve risks not otherwise present when we directly manage our operations, including, for example:

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

We may in the future explore strategic alternatives for our non-core properties, but there can be no assurance that we will be successful in identifying or completing any strategic alternative or that any such strategic alternative will yield additional value for stockholders.

We continuously evaluate the performance of our existing applications and assets and we may in the future engage in a review of strategic alternatives for our non-core properties, which include our dating properties, Vumber and certain of our patents. These strategic alternatives may result in, among other things, a sale of all or a portion of these assets. If our Board of Directors determines to proceed with such a review, it may be suspended or terminated at any time without notice, and there can be no assurance that any such process will result in the identification or consummation of any transaction. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives and transactions. Furthermore, any attractive strategic alternative may be limited or prohibited by applicable regulatory regimes. Any potential transaction would be dependent upon a number of factors that may be beyond our control. If we are unable to effectively manage the process, the business, financial condition, and results of operations of the Company could be adversely affected. We also cannot assure that any potential transaction or strategic alternative, if identified, evaluated and consummated, will be successful in enhancing our business or financial conditions, or provide greater value to our stockholders than that reflected in the current stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended June 30, 2018 that were not previously reported on a Current Report on Form 8-K.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
2.1#	Agreement and Plan of Merger, dated September 13, 2016, by and among PeerStream, Inc., SAVM Acquisition Corporation, A.V.M. Software, Inc. and Jason Katz (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 14, 2016 by the Company with the SEC).
3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.2	Certificate of Amendment of Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 14, 2016 by the Company with the SEC).
3.4	Certificate of Amendment to Certificate of Incorporation, dated May 19, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).
3.5	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2017 (incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed on March 28, 2017 by the Company with the SEC).
3.6	Certificate of Amendment to Certificate of Incorporation, dated May 25, 2017 (incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2017 by the company with the SEC).
3.7	Certificate of Amendment to Certificate of Incorporation, effective March 12, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 13, 2018 by the Company with the SEC).
3.8	Amended and Restated By-Laws of PeerStream, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-52176) of the Company filed April 25, 2012 by the Company with the SEC).
3.9	Amendment No. 1 to the Amended and Restated By-Laws of PeerStream, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed September 11, 2017 by the Company with the SEC).
3.10	Amendment No. 2 to the Amended and Restated By-Laws of PeerStream, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on March 13, 2018 by the Company with the SEC).
10.1	Confidential Memorandum of Understanding, dated May 8, 2018, by and between PeerStream, Inc. and Clifford Lerner (incorporated by reference to Exhibit 99.10 to the Schedule 13D/A of Clifford Lerner filed on May 10, 2018.
10.2	Amended and Restated Confidential Memorandum of Understanding, dated June 15, 2018, by and between PeerStream, Inc. and Clifford Lerner (incorporated by reference to Exhibit 99.12 to the Schedule 13D/A of Clifford Lerner filed on June 19, 2018.
10.3	First Amendment to Executive Employment Agreement, dated June 8, 2018, by and between PeerStream, Inc. and Eric Sackowitz (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 12, 2018 by the Company with the SEC).
10.4	Consulting Agreement, dated June 15, 2018, by and between PeerStream, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 19, 2018).
10.5	First Amendment to Registration Rights Agreement, dated June 15, 2018, by and between PeerStream, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on June 19, 2018).
10.6	Second Amendment to Restricted Stock Award Agreement, dated June 15, 2018, by and between PeerStream, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on June 19, 2018).
10.7	Second Amendment to Restricted Stock Award Agreement, dated June 15, 2018, by and between PeerStream, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on June 19, 2018).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. PeerStream, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of PeerStream, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PeerStream, Inc.

Date: August 3, 2018	By:	/s/ Alexander Harrington
Alexander Harrington
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2018	By:	/s/ Judy Krandel
Judy Krandel
Chief Financial Officer
(Principal Financial and Accounting Officer)

