Form 10-Q
period 2018-09-30
PeerStream, Inc.
filed 2018-11-08
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2018
Common Stock, par value $0.001 per share	6,789,393*

* Excludes 79,286 shares of unvested restricted stock.

PEERSTREAM, INC. QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

Unless otherwise indicated, operational metrics such as those related to active subscribers or active users are based on internally-derived metrics for users across all platforms through which our applications are accessed.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our increasing focus on the use of new and novel technologies, such as blockchain, to enhance our applications, and our ability to timely complete development of applications using new technologies;

●	our ability to effectively market and generate revenue from our new business solutions services;

●	our ability to generate and maintain active subscribers and to maintain engagement with our user base;

●	development and acceptance of blockchain technologies and the continuing growth of the blockchain industry;

●	the intense competition in the industries in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	legal and regulatory requirements related to our cryptocurrencies holdings and accepting cryptocurrencies as a method of payment for our services;

●	risks related to our holdings of XPX tokens, including risks related to the volatility of the trading price of the XPX tokens and our ability to convert XPX tokens into fiat currency;

●	our ability to develop functional new blockchain-based technologies that will be accepted by the marketplace, including PeerStream Protocol;

●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple, Inc., Facebook, Inc. and Google, Inc. and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;

●	our ability to obtain additional capital or financing to execute our business plan, including through offerings of debt or equity;

●	our ability to develop, establish and maintain strong brands;

●	the effects of current and future government regulation, including laws and regulations regarding the use of the internet, privacy and protection of user data and blockchain and cryptocurrency technologies;

●	our ability to manage our partnerships and strategic alliances, including the resolution of any material disagreements and the ability of our partners to satisfy their obligations under these arrangements;

●	our ability to effectively consummate one or more strategic alternatives with respect to our non-core properties;

●	our ability to offset fees associated with the distribution platforms that host our applications;

●	our reliance on our executive officers;

●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;

●	our ability to release new applications on schedule or at all, as well as our ability to improve upon existing applications;

●	our ability to update our applications to respond to rapid technological changes;

●	our ability to protect our intellectual property rights;

●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;

●	the ability of foreign governments to restrict access to our applications or impose new regulations, including the European Union’s General Data Protection Regulation (“GDPR”);

●	the reliance of our mobile applications on having a mobile data plan and/or Wi-Fi access to gain internet connectivity;

●	our reliance on third party email service providers for delivery of email campaigns to convert users to subscribers and to retain subscribers;

●	our reliance on third party investor relations firms to help create awareness of our Company and compliance by such third parties with regulatory requirements related to promotional reports;

●	the effect of security breaches, computer viruses and computer hacking attacks;

●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to effectively integrate companies and properties that we acquire;

●	the risk that we might be deemed a “dating service” or an “internet dating service” under various state regulations;

●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;

●	the risk that we may face litigation resulting from the transmission of information through our applications;

●	our ability to attract and retain qualified employees; and

●	our ability to maintain effective internal controls over financial reporting.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEERSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$7,217,354	$4,137,050
Credit card holdback receivable	99,643	140,789
Accounts receivable, net of allowance for doubtful accounts of $37,821 and $42,006, respectively	326,290	479,148
Prepaid expense and other current assets	503,154	228,296
Total current assets	8,146,441	4,985,283
Property and equipment, net	579,519	622,712
Goodwill	13,086,472	13,086,472
Intangible assets, net	2,656,879	3,920,443
Digital tokens	832,892	-
Other assets	115,861	149,537
Total assets	$25,418,064	$22,764,447

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,224,486	$2,374,253
Accrued expenses and other current liabilities	771,145	405,646
Deferred subscription revenue	2,173,290	2,553,826
Deferred technology service revenue	4,827,765	-
Total current liabilities	9,996,686	5,333,725
Total liabilities	9,996,686	5,333,725
Commitments and Contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; and 6,888,679 shares and 6,881,794 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	6,889	6,882
Additional paid-in capital	19,580,800	18,346,914
Accumulated deficit	(4,166,311)	(923,074)
Total stockholders’ equity	15,421,378	17,430,722
Total liabilities and stockholders’ equity	$25,418,064	$22,764,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Subscription revenue	$4,906,640	$5,447,119	$15,317,865	$17,413,511
Advertising revenue	330,817	480,356	966,997	1,472,505
Technology service revenue	1,448,330	-	3,540,362	-
Total revenues	6,685,787	5,927,475	19,825,224	18,886,016
Costs and expenses:
Cost of revenue	1,190,061	1,228,198	3,581,794	3,753,522
Sales and marketing expense	1,383,567	1,944,488	4,266,434	6,310,931
Product development expense	1,978,285	2,217,777	6,052,098	6,635,561
General and administrative expense	2,169,849	2,549,112	6,679,349	6,735,737
Total costs and expenses	6,721,762	7,939,575	20,579,675	23,435,751
Loss from operations	(35,975)	(2,012,100)	(754,451)	(4,549,735)
Interest income, net	28,603	7,765	48,313	39,643
Other expense, net	-	-	-	(17,910)
Impairment loss on digital tokens	(575,831)	-	(2,535,235)	-
Loss before provision for income taxes	(583,203)	(2,004,335)	(3,241,373)	(4,528,002)
Benefit (provision) for income taxes	13,636	-	(1,864)	-
Net loss	$(569,567)	$(2,004,335)	$(3,243,237)	$(4,528,002)

Net loss per share of common stock:
Basic and diluted	$(0.08)	$(0.31)	$(0.47)	$(0.70)
Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic and diluted	6,886,051	6,452,292	6,883, 575	6,449,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	6,881,794	$6,882	$18,346,914	$(923,074)	$17,430,722
Stock-based compensation expense for restricted stock awards and stock options	-	-	1,205,682	-	1,205,682
Reconciliation of shares issued in stock-based compensation arrangement	522	1	-	-	1
Issuance of common stock for stock option exercises	6,363	6	28,204	-	28,210
Net loss	-	-	-	(3,243,237)	(3,243,237)
Balance at September 30, 2018	6,888,679	$6,889	$19,580,800	$(4,166,311)	$15,421,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,243,237)	$(4,528,002)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	292,214	355,348
Amortization of intangible assets	1,263,564	1,263,563
Loss on disposal of property and equipment	-	17,074
Stock-based compensation expense	1,205,682	1,033,143
Reconciliation of shares issued in stock-based compensation arrangement	1	-
Common stock issued for services	-	19,800
Cancellation of common stock	-	(1,716)
Bad debt expense	8,552	79,486
Digital tokens received as payment for services	(3,368,127)	-
Impairment loss on digital tokens	2,535,235	-
Changes in operating assets and liabilities:
Credit card holdback receivable	41,146	14,919
Accounts receivable	144,306	349,616
Prepaid expenses and other current assets	(274,858)	574,799
Other assets and other receivables	33,676	25,136
Accounts payable, accrued expenses and other current liabilities	215,732	575,510
Deferred subscription revenue	(380,536)	(438,953)
Deferred technology service revenue	4,827,765	-
Net cash provided by (used in) operating activities	3,301,115	(660,277)
Cash flows from investing activities:
Purchases of property and equipment	(249,021)	(214,277)
Return of Security Deposit	-	75,000
Net cash used in investing activities	(249,021)	(139,277)
Cash flows from financing activities:
Payments of capital lease obligations	-	(62,775)
Proceeds from issuance of common stock for stock option exercises	28,210	-
Net cash provided by (used in) financing activities	28,210	(62,775)
Net increase (decrease) in cash and cash equivalents	3,080,304	(862,329)
Balance of cash and cash equivalents at beginning of period	4,137,050	4,162,596
Balance of cash and cash equivalents at end of period	$7,217,354	$3,300,267
Supplemental disclosure of cash flow information:
Cash paid in interest	$-	$12,899
Cash paid for income taxes	$-	$26,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

The accompanying condensed consolidated financial statements include PeerStream, Inc. and its wholly owned subsidiaries, A.V.M Software, Inc., Paltalk Software Inc., Paltalk Holdings, Inc., Tiny Acquisition Inc., Camshare, Inc., Fire Talk LLC, PeerStream Mobile Limited (UK) and Vumber LLC (collectively, the “Company,” “we,” “our” or “us”).

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

The condensed consolidated financial statements included in this report have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The Company has not included certain information and notes required by GAAP for complete financial statements pursuant to those rules and regulations, although it believes that the disclosure included herein is adequate to make the information presented not misleading. The condensed consolidated financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 22, 2018 (the “Form 10-K”).

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheet, results of operations, cash flows and changes in the stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results and the results for the nine months ended September 30, 2018 are not necessarily indicative of results for the year ending December 31, 2018, or for any other period.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the current presentation. These reclassifications have no impact on the previously reported net loss.

2.	Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Form 10-K.

During the nine months ended September 30, 2018, other than the following, there were no significant changes made to the Company’s significant accounting policies.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on its condensed consolidated financial statements.

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

In June 2018, the FASB issued an ASU to simplify several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in this ASU are effective for the Company on January 1, 2019. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue

In accordance with ASC 606, revenue from contracts with customers is recognized when control of the promised services is transferred to our customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Sales tax is excluded from reported revenue.

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. Subscriptions are generally offered in durations of one-, three-, six- and twelve- month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription, therefore determining the fixed transaction price. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to our customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets. The deferred revenue at December 31, 2017 was $2,553,826, of which approximately $1,925,104 was subsequently recognized as subscription revenue during the nine months ended September 30, 2018. The ending balance of deferred revenue at September 30, 2018 was $2,173,290.

In addition, the Company offers virtual gifts and micro-transactions to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within the month of purchase. Upon purchase, the virtual gifts are credited to the users’ account and is under the users’ control. Virtual gift and micro-transaction revenue are recognized upon the users’ utilization of the virtual gift at the fixed transaction price on a gross basis and included in subscription revenue in the accompanying condensed consolidated statements of operations. Virtual gift and micro-transaction revenue was approximately $1,883,582 and $5,636,505 for the three and nine months ended September 30, 2018, respectively.

Advertising Revenue

The Company generates advertising revenue from the display of advertisements on its products through contractual agreements with third parties that are based on the number of advertising impressions delivered. When a customer clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), or registers for an external website via an advertisement by clicking on or through the application (CPA basis), the amount earned is recognized as revenue. Revenue related to fixed fee arrangements is recognized ratably over the service period. In determining whether an arrangement exists, the Company ensures that an agreement has been fully executed. Advertising revenue is dependent upon traffic as well as the advertising inventory placed on the Company’s products.

Technology Service Revenue

Revenue related to the technology services agreement with ProximaX Limited (“ProximaX”), which is a fixed-price contract, is recognized as the services are performed and payment is earned. The Company accounts for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and the collectability of the consideration is probable.

Accordingly, revenue under the technology services agreement with ProximaX is recognized based upon proportional performance using labor hours as the unit of measurement. The contractual upfront fee included $5.0 million and was paid in the Ethereum cryptocurrency and subsequently converted into U.S. dollars. The upfront fee also included 216.0 million tokens related to our familiarization with the client’s technology and the build-out of a roadmap used to fulfill the contract. The total upfront fee is recognized as revenue under the input method based on proportional performance using labor hours as the unit of measurement. The unearned portion is presented as deferred technology service revenue in the accompanying condensed consolidated balance sheets. Revisions to the Company’s estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of revenues in the Company’s condensed consolidated statement of operations. There were no contract losses for the periods presented.

The remaining $5.0 million in payments under the technology services agreement will be recognized as revenue upon the Company’s fulfillment of contractually defined milestones.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Digital Tokens

Digital tokens consist of XPX tokens received in connection with the technology services agreement with ProximaX. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies and other digital tokens under current GAAP, the Company has determined to account for these tokens as indefinite-lived intangible assets in accordance with ASC 350: Intangibles—Goodwill and Other for the period covered by this report and in future reports unless and until further guidance is issued by the FASB.

Indefinite-lived intangible assets are recorded at cost and are not subject to amortization, but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If, at the time of an impairment test, the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to the excess is recognized. Fair value of the digital tokens is based on the quoted market prices on the Kryptono Exchange. The Company recorded an impairment charge in the amount of $575,831 and $2,535,235, which is reported as a component of other income and expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2018, respectively.

The Company previously accounted for these tokens as financial assets under ASC 825: Financial Instruments for the quarter ended June 30, 2018. Management performed the review required by Staff Accounting Bulletins (“SAB”) 108 and SAB 99 on the error and determined the error had no material impact on the financial statements of the Company as of and for the period ended June 30, 2018. The amount of the charge has not changed as a result of the correction. The description of the account has changed from “Changes in fair value of digital tokens” to “Impairment loss on digital tokens” on the statements of operations and cash flows. In addition, the error did not have an effect on the net loss from operations, net loss and related net loss per share for any of the prior 2018 interim periods. Since the previously-issued financial statements are not materially misstated, the error is corrected prospectively.

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

The following tables show the Company’s cash and investments by significant investment category as of September 30, 2018:

	Adjusted Cost	Change in Fair Value	Fair Value	Cash and Cash Equivalents

Cash	$649,074	$-	$649,074	$649,074

Level 1:
Money market funds	302,663	-	302,663	302,663
U.S. Treasury securities	6,265,617	-	6,265,617	6,265,617
Subtotal	6,568,280	-	6,568,280	6,568,280

Total	$7,217,354	$-	$7,217,354	$7,217,354

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Methods

The accounting guidance for financial instruments requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair value.

Cash equivalents consist primarily of money market instruments and U.S. Treasury bills, and represent highly liquid investments with maturities of three months or less at purchase. The carrying value of cash equivalents is assumed to approximate fair value due to its short duration and generally negligible credit risk. The Company validates this assumption using quoted market prices where available.

4.	Property and Equipment, Net

Property and equipment, net consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(unaudited)
Computer equipment	$3,706,017	$3,706,017
Website development	2,591,463	2,342,442
Furniture and fixtures	89,027	89,027
Leasehold improvements	32,726	32,726
Total property and equipment	6,419,233	6,170,212
Less: Accumulated depreciation	(5,839,714)	(5,547,500)
Total property and equipment, net	$579,519	$622,712

Depreciation expense for the three and nine months ended September 30, 2018 was $86,076 and $292,214, respectively, as compared to $101,801 and $355,348, respectively, for the three and nine months ended September 30, 2017.

The Company only holds property and equipment in the United States.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Intangible Assets, Net

Intangible assets, net consisted of the following at September 30, 2018 and December 31, 2017:

	September 30,			December 31,
	2018			2017
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$50,000	$(23,125)	$26,875	$50,000	$(21,250)	$28,750
Trade names, trademarks product names, URLs	1,555,000	(777,104)	777,896	1,555,000	(585,479)	969,521
Internally developed software	2,720,000	(2,202,697)	517,303	2,720,000	(1,900,696)	819,304
Subscriber/customer relationships	4,219,000	(2,884,195)	1,334,805	4,219,000	(2,221,882)	1,997,118
Lead pool	282,000	(282,000)	-	282,000	(176,250)	105,750
Total intangible assets	$8,826,000	$(6,169,121)	$2,656,879	$8,826,000	$(4,905,557)	$3,920,443

Amortization expense for the three and nine months ended September 30, 2018 was $421,188 and $1,263,564, respectively, as compared to $421,188 and $1,263,563, respectively, for the three and nine months ended September 30, 2017. The estimated aggregate amortization expense for the last quarter of 2018 and each of the next four years and thereafter will be $336,155 in 2018, $1,087,333 in 2019, $592,681 in 2020, $444,167 in 2021 and $196,543 in 2022.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
	(unaudited)
Compensation, benefits and payroll taxes	$388,500	$310,775
Other accrued expenses	382,645	94,871
Total accrued expenses and other current liabilities	$771,145	$405,646

7.	Income Taxes

The Company’s provision for income taxes consists principally of state and local taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the three and nine months ended September 30, 2018, the Company recorded an income tax benefit of $13,636 and an income tax expense of $1,864, respectively. The effective tax rate for the three and nine months ended September 30, 2018 was 2.34% and (0.06%), respectively. The effective tax rate differs from the statutory rate of 21% as no benefit has been provided to current year pre-tax losses as the Company concluded its deferred tax assets are not realizable on a more-likely-than-not basis.

8.	Stockholders’ Equity

The PeerStream, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 181,604 shares of the Company’s common stock may be delivered pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The PeerStream, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of September 30, 2018, there were 408,508 shares available for future issuance under the 2016 Plan.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the following period:

Nine Months Ended
September 30,
2018
Expected volatility	159.0-167.0%
Expected life of option (years)	5.2-6.3
Risk free interest rate	2.3-2.9%
Expected dividend yield	0.0%

The expected life of the options is the period of time over which employees and non-employees are expected to hold their options prior to exercise. The expected life of the options has been determined using the “simplified” method, which uses the midpoint between the vesting date and the end of the contractual term. The volatility of the Company’s common stock is calculated using the Company’s historical volatilities beginning at the grant date and going back for a period of time equal to the expected life of the award. The Company estimates potential forfeitures of stock awards and adjusts recorded stock-based compensation expense accordingly. The Company estimates pre-vesting forfeitures primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the stock-based awards vest.

The following tables summarize stock option activity during the nine months ended September 30, 2018:

		Weighted
	Number of	Average Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2018	980,588	$5.02
Granted	120,130	5.95
Exercised, during period	(6,363)	4.43
Expired or canceled, during the period	(1,429)	42.35
Forfeited, during the period	(25,399)	4.45
Outstanding at September 30, 2018	1,067,527	$5.10
Exercisable at September 30, 2018	559,232	$6.05

On September 30, 2018, the aggregate intrinsic value of stock options that were outstanding and exercisable was $1,752,348 and $825,048, respectively. On September 30, 2017, the aggregate intrinsic value of stock options that were outstanding and exercisable was $17,565 and $9,972, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the nine months ended September 30, 2018, the Company granted options to employees to purchase an aggregate 120,130 shares of common stock at exercise prices ranging from $5.10 to $6.99. The options vest between one, three and four years and have a term of ten years.

The aggregate fair value for the options granted during the nine months ended September 30, 2018 was $708,501. The aggregate fair value for the options granted during the nine months ended September 30, 2017 was $966,560.

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue	$529	$333	$1,870	$3,279
Sales and marketing expense	981	1,039	3,202	908
Product development expense	14,380	3,396	33,640	36,628
General and administrative expense	211,818	148,714	610,848	436,206
Total stock compensation expense	$227,708	$153,482	$649,560	$477,021

At September 30, 2018, there was $1,625,919 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.1 years.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Awards

The following table summarizes restricted stock award activity for the nine months ended September 30, 2018:

Weighted
Average
	Number of	Grant Date
	RSAs	Fair Value
Restricted Stock Awards:
Unvested at January 1, 2018	158,571	$20.29
Granted	-	-
Expired or canceled, during the period	-	-
Forfeited, during the period	-	-
Unvested at September 30, 2018	158,571	$20.29

At September 30, 2018, there was $741,496 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.0 years.

Stock-based compensation expense relating to restricted stock awards for the three and nine months ended September 30, 2018 was $185,374 and $556,122, respectively, as compared to $185,374 and $556,122, respectively, for the three and nine months ended September 30, 2017.

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

On October 7, 2018, 79,285 shares of Mr. Lerner’s restricted stock vested. Pursuant to the Restricted Stock Award Amendments, the Company was required, in order to assist Mr. Lerner in satisfying his tax withholding obligations with respect to the vesting restricted shares, to withhold 20,000 shares of vesting restricted common stock. The remaining amount of the tax withholding obligation was paid by Mr. Lerner and Mr. Lerner’s unvested shares of restricted common stock will continue to vest as scheduled. The remaining 79, 286 shares will vest on October 7, 2019.

9.	Net Loss Per Share

Basic net loss per share of common stock is computed based upon the number of weighted average shares of common stock outstanding as defined by ASC Topic 260, Earnings Per Share. Diluted net loss per share of common stock includes the dilutive effects of stock options and stock equivalents. To the extent stock options are antidilutive, they are excluded from the calculation of diluted net loss per share of common stock. For the nine months ended September 30, 2018, 1,067,527 shares upon the exercise of outstanding stock options and 158,571 shares of unvested restricted stock were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.

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

Legal Proceedings

On December 16, 2016, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit in Delaware against Riot Games, Inc. and Valve Corporation for infringement of U.S. Patent Nos. 5,822,523 and 6,226,686 with respect to their online games League of Legends and Defense of the Ancients 2. These two patents were previously asserted against, and then licensed to, Microsoft, Sony, and Activision. In 2018, Valve Corporation moved to transfer the litigation from Delaware to the Western District of Washington. Such motion was granted by the court.

Riot Games, Inc. has filed a total of four inter partes reviews at the patent office, two per patent held by Paltalk Holdings, Inc., seeking to have the Paltalk Holdings, Inc. patents declared invalid. The patent office has not ruled on these motions.

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of September 30, 2018.

11.	ProximaX Agreement

On March 21, 2018, as a first step in providing services through PeerStream Business Solutions, the Company entered into a technology services agreement with ProximaX whereby the Company agreed to provide certain development and related services to ProximaX to facilitate the implementation of PSP into ProximaX’s proprietary blockchain protocol that is currently under development. Pursuant to the terms of the agreement, ProximaX agreed to pay the Company up to an aggregate of $10.0 million either in cash or in certain highly liquid cryptocurrencies in exchange for the Company’s services, with $5.0 million due upon the successful consummation of a future initial coin offering by ProximaX and up to an additional $5.0 million due upon the Company’s achievement of certain development milestones set forth in the agreement. In addition, ProximaX agreed to issue the Company a number of tokens equal to 2.4% of all outstanding tokens on the date of the planned initial coin offering and to reserve an additional 2% of such tokens to be issued as payment for future services provided by the Company, subject, in each case, to such initial coin offering generating aggregate gross proceeds of at least $30.0 million.

On April 30, 2018, ProximaX closed its initial coin offering, which generated aggregate gross proceeds in excess of $30.0 million for purposes of the technology services agreement. On May 6, 2018, as agreed under the terms of the technology services agreement, ProximaX paid the Company the $5.0 million fee due upon consummation of its initial coin offering in Ethereum, which the Company immediately converted into cash. The Company recorded approximately $113.0 thousand in transaction and conversion fees for the three months ended June 30, 2018 associated with the conversion of Ethereum into U.S. dollars. On June 2, 2018, the Company received 216.0 million XPX tokens from ProximaX, representing 2.4% of the XPX tokens issued by ProximaX in its initial coin offering, generating contract revenue of approximately $3.4 million. XPX tokens began trading on the Kryptono Exchange on June 2, 2018 and the quoted market price of $0.01559 was used to determine the initial fair value of tokens. As of September 30, 2018 at approximately 5:00 PM, Eastern Time, during the impairment period, XPX tokens were trading at a price equal to $0.00386 per token, and our 216.0 million XPX tokens had an aggregate fair value of approximately $0.8 million. The fair value change of the digital tokens of $2,535,235 was reflected as impairment loss on digital tokens in the statement of operations.

12.	Subsequent Events

Other than the event mentioned in Note 8, management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no other events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2018, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2018 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K. Aside from certain information as of December 31, 2017, all amounts and operational data herein are unaudited.

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

Overview

We are a global internet solutions provider pioneering the real-world adoption of emerging blockchain technologies by developing software, services and applications for corporate clients and consumers. Our business solutions unit (“PeerStream Business Solutions”) is able to provide advisory and implementation services to enterprise clients to help them meet strategic objectives using blockchain technology. We also intend to offer support to enterprise clients seeking to transition to blockchain-based technologies through the licensing of proprietary blockchain software, such as our PeerStream Protocol (“PSP”), a protocol for decentralized multimedia communications and live video streaming that is currently in development. For 20 years, we have built and continue to operate innovative consumer applications, including Paltalk, one of the largest live video social communities, and Backchannel, a secure video messaging application built on blockchain technology expected to launch in private beta in late 2018, with a public release following shortly thereafter. The Company has a long history of technology innovation and holds 26 patents. Our common stock has been traded on the over-the-counter markets since 2006.

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

Shortly after the launch of PeerStream Business Solutions, we obtained our first major blockchain services client, ProximaX Limited (“ProximaX”), and entered into an arrangement to integrate our proprietary PSP technology into ProximaX’s blockchain protocol that has already resulted in us receiving approximately $4.9 million in net cash proceeds and 216.0 million “XPX” tokens issued by ProximaX in its initial coin offering. Our agreement with ProximaX also provides that we will receive additional compensation subject to the completion of certain development milestones, as described in more detail below. We are actively seeking to grow PeerStream Business Solutions and further license our blockchain-based software, either through bundled packages with PeerStream Business Solutions or as a standalone product.

Although we have a short duration of operational history and experience with blockchain technology, we believe our new strategy represents an opportunity to leverage our nearly 20 years of technology innovation and our veteran workforce to tap into a potential new business-to-business revenue stream and support the efforts of a broad range of prospective corporate clients to adopt blockchain technology. For instance, PSP is being designed by our PeerStream Business Solutions team based on our extensive experience with live video and social media applications to serve as a multimedia communications and video streaming protocol to route live, rich media content over peer-to-peer networks. We expect that when PSP is integrated with a blockchain protocol, it will be able to power applications that require real-time data and video communications, such as the next generation of social networking, messaging, group collaboration and live video streaming applications. Because we are able to leverage our existing resources to launch PeerStream Business Solutions and design PSP utilizing technologies that we have been refining for two decades, we have not incurred significant additional expenses associated with our new business strategy. However, we intend to increase resources in order to support future growth as we acquire new customers and revenue streams. We plan to add resources selectively with the expectation that PeerStream Business Solutions will improve the profitability of our business by generating additional cash flows. Also, because PeerStream Business Solutions represents a new facet of our business and is largely based on a novel technology, we may face unanticipated technical, operational, financial, regulatory, legal and reputational risks associated with this new business that could negatively impact our business, financial condition or results of operations. For additional information, see “Risk Factors—Our shift in focus towards the utilization and development of blockchain-based applications and technologies could have a material adverse effect on our business, financial condition or results of operations” in the Form 10-K.

Our consumer applications generate revenue principally from subscription fees and advertising arrangements. As of November 2, 2018, our consumer applications were supported by a large user database which includes approximately 147,000 active subscribers worldwide. We believe that the scale of our subscriber base presents a competitive advantage in the video social networking industry and can present growth opportunities to advance existing products with up-sell opportunities as well as to build future brands with cross-sell offers.

Our continued growth depends on attracting new clients through the introduction of new applications to our existing users, further penetration of our existing markets and the expansion of the PeerStream Business Solutions and software licensing client-base. Our principal growth strategy is to continue investing in blockchain development and technologies and increase our consumer application user base through advertising campaigns that we run through internet and mobile advertising networks.

Basis of Presentation

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

In March 2018, we secured our first major PeerStream Business Solutions client by entering into a technology services agreement with ProximaX, a next generation blockchain-based, decentralized platform led by blockchain pioneer, Lon Wong, the former President of the NEM.io Foundation Ltd. Under the terms of the agreement, we agreed to provide development and related services to ProximaX to facilitate the integration of PSP, which is described in more detail below, into ProximaX’s proprietary blockchain protocol. In addition, we were recently selected to be a preferred North American integration partner for ProximaX. Pursuant to this partnership, we anticipate ProximaX will refer prospective adopters of its blockchain protocol to PeerStream Business Solutions for consulting and integration services.

We also believe that our ability to develop proprietary blockchain-based software will attract new potential PeerStream Business Solutions clients. For instance, we are currently in the process of developing PSP, a protocol for decentralized multimedia communications and live video streaming, which is supported by 20 years of multimedia streaming expertise and a battle-tested technology platform that has facilitated the delivery of over a billion multimedia messages to hundreds of millions of users. We believe we have the experience and ability to support numerous other application developers and corporate clients in integrating PSP and developing other blockchain-based solutions to power decentralized applications that provide live video entertainment, multimedia messaging, video conferencing, live streaming, amateur content creation and more.

Blockchain-Based Proprietary Software

We are developing software that we believe will extend the capabilities of foundational blockchain protocols and enable prospective adopters to better meet their business goals using blockchain technology, either by enhancing the value of integrating blockchain technology into existing platforms, or by reducing the resources required to perform such implementations. Our software is made available for license, and it is also our intention to bundle software licenses into service offerings we make available to PeerStream Business Solutions clients, similar to our arrangement with ProximaX. We may also integrate our software with new applications that we develop.

How PSP Works

PSP, which is our first blockchain-based software made available for license, is designed to be a multimedia communications and video streaming protocol to route live, rich media content over peer-to-peer networks and is being built for either third party developers or corporate clients.

PSP will operate exclusively on third party blockchain networks. A blockchain network is a foundational form of technology that assembles computers contributed by third parties into a network, each of which is called a “node.” A blockchain network can be thought of as the “bottom-layer” of a system, and software can be layered on top of, or integrated with, a blockchain network to direct the nodes within that network to perform certain functions. At the top layer of the system, applications, or client software, is developed that is intended to allow non-programmers to access and derive value from the whole system, typically through some form of a user interface.

PSP operates as part of the “middle” layer of this system of design in that it is integrated with an existing blockchain network and provides instructions to the nodes within that network on how to deliver multimedia communications. In this sense, PSP is comparable to traditional “middleware,” or software that acts as a bridge between an operating system or database and its applications, but is distinguishable from middleware in that it performs important independent networking functions and does not simply bridge the software layers on either side. Once integrated, PSP and the blockchain network will create a platform on which developers can build consumer applications for the top-layer of the design. Having PSP integrated into a blockchain network means that applications built to run on that network will have a system already in place that allows developers to focus on the end-user experience.

At its core, PSP will be integrated with a blockchain network to enable the blockchain network nodes to perform live video and communication streaming delivery services. In traditional content delivery platforms available today, such as those offered by Akamai Technologies, Inc. or Amazon, Inc.’s Amazon Web Services, this process is completed by having data routed through a centralized server architecture that is owned and operated by a third party. PSP, however, will not be hosted in a centralized architecture. Instead, PSP will be decentralized, meaning its data will be routed through the nodes existing on a third party blockchain network. Each of these nodes will contribute bandwidth to the PSP network and will capture data streamed from applications using PSP and share it directly with other nodes to reach the end point without passing through any centralized intermediary. Because the source of data and its destination is obfuscated and anonymous when transmitted through a decentralized network, it is more private, secure and resilient to cyberattacks than traditional networks that route data through a third party provider.

When PSP is integrated with a blockchain protocol, we believe the resulting platform will be able to power applications that require real-time data and video communications, such as the next generation of social networking, messaging, group collaboration and live video streaming applications, and we believe that this decentralized platform will offer the potential for superior privacy, scalability and cost efficiency.

Consumer Applications

We operate a leading network of consumer applications that create a unique social media enterprise where users can meet, see, chat, broadcast and message in real time in a secure environment with others in our network. Our products are generally available through Windows, Mac OS, iOS and Android platforms. The proprietary technology underlying our products allows us to operate thousands of simultaneous streams, including on mobile platforms, which support interactions on a one-on-one, one-to-many and many-to-many basis. We also have a worldwide established presence and brand identity in both live video chat and interactive dating, with users in over 180 countries as of November 2, 2018. Furthermore, our technology is supported by 75 developers, four technology centers and a portfolio of 26 issued patents.

Our existing consumer application product portfolio includes Paltalk and Camfrog, which together host one of the world’s largest collections of video-based communities, and FirstMet, an interactive dating brand serving users 35 and older. Our other consumer products include Tinychat, 50More, The Grade and Vumber. As of November 2, 2018, our applications supported an active subscriber base of approximately 147,000 active subscribers worldwide.

We are also currently developing Backchannel, a secure messaging application built on blockchain technology that we believe will be one of the first video messaging applications to eliminate a centralized intermediary responsible for hosting and storing user information, thereby reducing the risk that communications between users can be hacked, stolen or leaked. Backchannel is an end-user application that is being designed to be fully integrated with our PSP technology, which means that a user that downloads and utilizes Backchannel will have its multimedia data routed through a series of nodes existing on a blockchain network that receive instructions through our PSP software.

By utilizing PSP technology, data transmitted through Backchannel will never pass through third party servers, and we are developing Backchannel using crypto identity and authentication to ensure no personally identifiable user information is stored or shared without a user’s explicit permission. We believe Backchannel is one of the first secure, blockchain-enabled video messaging applications in development to promote free speech and serve both business and consumer end-users, and we expect to launch a proof-of-concept version of Backchannel in the fourth quarter of 2018 with a public release following shortly thereafter.

We believe that we are well-positioned to take advantage of key business opportunities in the consumer application industry by leveraging our technology, user base and suite of complementary applications to provide video, voice and chat experiences with superior security, scalability and cost-efficiency.

Operational Highlights and Objectives

During the nine months ended September 30, 2018, we executed key components of our objectives:

●	rebranded our corporate entity to PeerStream, Inc., which we believe better reflects our mission to connect peers and commitment to multimedia streaming and communications over peer networks;

●	began development and made significant progress towards completion of PSP, an open source, multimedia delivery protocol that is built on blockchain technology and designed to increase privacy, security, scalability and cost efficiency for real-time communication applications in such areas as video conferencing, messaging and workforce collaboration;

●	launched PeerStream Business Solutions to provide consulting, services and support related to blockchain technology adoption for corporate clients leveraging the Company’s blockchain technology capabilities and proprietary software in development;

●	entered into a technology services agreement with ProximaX as the launch client of PeerStream Business Solutions;

●	strengthened our relationship with ProximaX to become ProximaX’s preferred North American integration partner to expand adoption and integration of its blockchain solution;

●	broadened the talent on our Blockchain Advisory Board; and

●

made significant progress towards the launch of a private beta version of Backchannel, our new secure video messaging service leveraging enhanced privacy benefits based on a decentralized blockchain-based architecture.

For the near term, our business objectives include:

●	advancing development of PSP, our multimedia delivery protocol that integrates with blockchain technology;

●	enhancing the PeerStream Business Solutions team and developing its resources and customer pipeline;

●	launching a private beta version of Backchannel;

●	growing our live video streaming entertainment business by increasing the content creator base and monetization for Camfrog Live, and extending this service to users of the Paltalk application;

●	seeking additional partnerships with blockchain-based companies to enhance the breadth of our technology platform and capabilities;

●	exploring strategic opportunities such as business partnerships and merger and acquisitions opportunities, as well as strategic alternatives with respect to one or more of our dating properties, Vumber, or certain of our patents, which we refer to as our non-core properties;

●	continuing to take steps towards listing our common stock on a national securities exchange; and

●	continuing to defend our intellectual property.

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

We also offer virtual gifts and micro-transactions to our users. Users may purchase credits that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. Micro-transactions allow users to increase the visibility of their profile and messages by paying for such services. Virtual gift and micro-transaction revenue are recognized upon the users’ utilization of the virtual gift and included in subscription revenue.

Advertising Revenue

We generate a portion of our revenue on both our video and dating platforms through advertisements. Advertising revenue is dependent upon the volume of advertising impressions viewed by active users as well as the advertising inventory we place on our products. We recognize advertising revenue as earned on a click-through, impression, registration or subscription basis. When a user clicks on an advertisement (CPC basis), views an advertisement impression (CPM basis), registers for an external website via an advertisement by clicking on or through our application (CPA basis) or clicks on an offer to subscribe to premium features on the application, the contract amount is recognized as revenue.

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

Revenue related to the technology services agreement with ProximaX, which is a fixed-price contract, is recognized as the services are performed and payment is earned. The Company accounts for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and the collectability of the consideration is probable.

Accordingly, revenue under the technology services agreement with ProximaX is recognized based upon the level of services delivered in the periods in which they are provided. The contractual upfront fee included $5.0 million and was paid in the Ethereum cryptocurrency and subsequently converted into U.S. dollars. The Company recorded approximately $113,000 in transaction and conversion fees for the three months ended June 30, 2018 associated with the conversion of Ethereum into U.S. dollars. The upfront payment also included 216.0 million tokens related to our familiarization with the client’s technology and the build-out of a roadmap used to fulfill the contract that are recognized as revenue under the percentage-of-completion method and are allocated ratably over the period of performance during the period in which the Company provides the related service, which is the expected life of the contract. The unearned portion is presented as deferred technology service revenue in the accompanying condensed consolidated balance sheets. The remaining $5.0 million in payments under this agreement will be recognized as revenue as the service is performed using the output method, under which the basis of direct measurements reflects the value to the customer of the services transferred to date relative to the remaining services promised under the contract.

We review the expected milestone’s delivery date on an ongoing basis. Revisions to our estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

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

Sales and marketing expense. Sales and marketing expense consists primarily of advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel engaged in sales and sales support functions. Advertising and promotional spend includes online marketing, including fees paid to search engines, and offline marketing, which primarily consists of partner-related payments to those who direct traffic to our brands.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Active subscribers (as of period end)	150,400	168,300	150,400	168,300
Subscription bookings	$4,690,131	$5,470,749	$14,937,329	$17,208,702
Net cash (used in) provided by operating activities	$(460,573)	$(1,280,915)	$3,301,115	$(660,277)
Net loss	$(569,567)	$(2,004,335)	$(3,243,237)	$(4,528,002)
Adjusted EBITDA	$884,371	$(1,150,256)	$2,007,009	$(1,880,607)
Adjusted EBITDA as percentage of total revenues	13.2%	(19.4)%	10.1%	(10.0)%

Active Subscribers

Active subscribers means users of our consumer applications that have prepaid a fee, redeemed credits or received an upgrade from another user as a gift for current unlocked application features such as enhanced voice and video access, elevated status in the community or unrestricted communication on our applications and whose subscription period has not yet expired. The metrics for active subscribers are based on internally-derived metrics across all platforms through which our applications are accessed. We assess the performance of our consumer applications by measuring active subscribers because we believe that this metric is the most reliable way to understand user engagement on our platform and estimate the future operational performance of our applications. We also believe that measuring active subscribers helps management estimate future subscription revenue. Because active subscribers generate the majority of our subscription revenue, as the number of active subscribers to our consumer applications increases, the amount of subscription revenue generated from our consumer applications also increases. Active subscribers is distinguished from active users, which represents the total number of free and paid users across all platforms during a certain period who access our various applications. We believe that active users are important to our operations because advertising revenue is largely dependent upon the volume of advertising impressions viewed by active users.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net income (loss) adjusted to exclude interest (income) expense, net, other (income) expense, net, income tax expense (benefit), depreciation and amortization expense, loss on disposal of property and equipment, impairment loss on digital tokens and stock-based compensation expense.

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

Limitations of Adjusted EBITDA

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect cash capital expenditures for assets underlying depreciation and amortization expense that may need to be replaced or for new capital expenditures;

●	Adjusted EBITDA does not reflect our working capital requirements;

●	Adjusted EBITDA does not reflect the impairment loss on digital tokens;

●	Adjusted EBITDA does not consider the potentially dilutive impact of stock-based compensation; and

●	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Reconciliation of Net loss to Adjusted EBITDA:
Net loss	$(569,567)	$(2,004,335)	$(3,243,237)	$(4,528,002)
Interest income, net	(28,603)	(7,765)	(48,313)	(39,643)
Other expense, net	-	-	-	17,910
Income tax provision (benefit)	(13,636)	-	1,864	-
Depreciation and amortization expense	507,264	522,988	1,555,778	1,618,911
Loss on disposal of property and equipment	-	-	-	17,074
Impairment loss on digital tokens	575,831	-	2,535,235	-
Stock-based compensation expense	413,082	338,856	1,205,682	1,033,143
Adjusted EBITDA	$884,371	$(1,150,256)	$2,007,009	$(1,880,607)

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	17.8%	20.7%	18.1%	19.9%
Sales and marketing expense	20.7%	32.8%	21.5%	33.4%
Product development expense	29.6%	37.4%	30.5%	35.1%
General and administrative expense	32.5%	43.0%	33.7%	35.7%
Total costs and expenses	100.5%	133.9%	103.8%	124.1%
Loss from operations	(0.5)%	(33.9)%	(3.8)%	(24.1)%
Interest income, net	0.4%	0.1%	0.2%	0.2%
Other income (expense), net	-	-	-	(0.1)%
Change in fair value of digital tokens	(8.6)%	-	(12.8)%	-
Total other income (expense), net	(8.2)%	0.1%	(12.5)%	0.1%
Loss before income taxes	(8.7)%	(33.8)%	(16.3)%	(24.0)%
Provision for income taxes	0.2%	-	-	-
Net loss	(8.5)%	(33.8)%	(16.4)%	(24.0)%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenue

Revenue increased to $6,685,787 for the three months ended September 30, 2018 from $5,927,475 for the three months ended September 30, 2017. The increase was driven by $1,448,330 of revenue generated under the technology services agreement with ProximaX, partially offset by a decline of $540,479 in subscription revenue primarily due to a 10.6% decline in active subscribers, as well as a decrease in $149,539 in advertising revenue across all products.

As a result of the launch of PeerStream Business Solutions, we expect active subscribers, particularly in our dating properties, to decrease in future periods as we shift our time and resources to promoting our blockchain services and our core video applications. Although, we expect that dating subscription revenue will continue to decline in future quarters, we expect that this decrease will be more than offset by growth in other areas, such as increased technology services revenue derived from our business solutions.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenues for the three months ended September 30, 2018 and the three months ended September 30, 2017, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	September 30,		Increase	Increase	September 30,
	2018	2017	(Decrease)	(Decrease)	2018	2017
Subscription revenue	$4,906,640	$5,447,119	$(540,479)	(9.9)%	73.4%	91.9%
Advertising revenue	330,817	480,356	(149,539)	(31.1)%	4.9%	8.1%
Technology service revenue	1,448,330	-	1,448,330	100.0%	21.7%	-
Total revenues	$6,685,787	$5,927,475	$758,312	12.8%	100.0%	100.0%

Subscription – Our subscription revenue for the three months ended September 30, 2018 decreased by $540,479, or 9.9%, as compared to the three months ended September 30, 2017. The decrease in subscription revenue was driven primarily by a decrease in active subscribers of 17,900, or 10.6%, mainly as a result of diminished marketing and advertising spend of approximately $310,000 as compared to the three months ended September 30, 2017 related to our dating products, as we increase the allocation of managerial resources to new higher growth opportunities in the business solutions market.

Advertising – Our advertising revenue for the three months ended September 30, 2018 decreased by $149,539, or 31.1%, as compared to the three months ended September 30, 2017. The decrease in advertising revenue primarily resulted from a 20.2% decline in active users. We also believe the decrease was related to challenges in the digital advertising industry due to a greater emphasis on fraud control resulting in lower demand and pricing.

Technology service – For the three months ended September 30, 2018, we generated $1,448,330 of technology services revenue in exchange for providing certain development and related services to ProximaX to facilitate the integration of PSP into ProximaX’s proprietary blockchain protocol that is currently under development.

Costs and Expenses

Total costs and expenses for the three months ended September 30, 2018 reflect a decrease in costs and expenses of $1,217,813, or 15.3%, as compared to the three months ended September 30, 2017. The following table presents our costs and expenses for the three months ended September 30, 2018 and 2017, the decrease between those periods and the percentage decrease between those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	September 30,		$	%	September 30,
	2018	2017	(Decrease)	(Decrease)	2018	2017
Cost of revenue	$1,190,061	$1,228,198	$(38,137)	(3.1)%	17.8%	20.7%
Sales and marketing expense	1,383,567	1,944,488	(560,921)	(28.8)%	20.7%	32.8%
Product development expense	1,978,285	2,217,777	(239,492)	(10.8)%	29.6%	37.4%
General and administrative expense	2,169,849	2,549,112	(379,263)	(14.9)%	32.5%	43.0%
Total costs and expenses	$6,721,762	$7,939,575	$(1,217,813)	(15.3)%	100.5%	133.9%

Cost of revenue - Our cost of revenue for the three months ended September 30, 2018 decreased by $38,137, or 3.1%, as compared to the three months ended September 30, 2017. The decrease for the three months ended September 30, 2018 was primarily driven by a decrease in payment processing fees of approximately $66,900 as a result of reduced subscription revenue, a decrease in hosting expense of approximately $86,500, and a decrease in personnel engaged in data centers of approximately $56,700 as a result of a move to cloud web hosting services. The decrease was offset by approximately $178,300 in increased compensation paid to our technical personnel related to technology service revenue.

Sales and marketing expense - Our sales and marketing expense for the three months ended September 30, 2018 decreased by $560,921, or 28.8%, as compared to the three months ended September 30, 2017. The decrease in sales and marketing expense for the three months ended September 30, 2018 was primarily due to a reduction in advertising campaigns for FirstMet and our video products, resulting in a reduction of marketing and advertising spend of approximately $461,100.

Product development expense - Our product development expense for the three months ended September 30, 2018 decreased by $239,492, or 10.8%, as compared to the three months ended September 30, 2017. The decrease was primarily due to reduced headcount in the product development and engineering teams reflecting our ability to utilize shared resources across products, resulting in a decrease of compensation related expenses of approximately $237,200.

General and administrative expense - Our general and administrative expense for the three months ended September 30, 2018 decreased by $379,263, or 14.9%, as compared to the three months ended September 30, 2017. The decrease in general and administrative expense for the three months ended September 30, 2018 was primarily due to non-recurring charges incurred in the third quarter of 2017, including approximately $352,000 in legal and other consulting fees related to the proposed merger with LiveXLive Media, Inc. (“LiveXLive”). The decrease was offset by an increase in investor relations expense of approximately $68,400 and recruiting fees of approximately $50,500.

Non-Operating Income (Loss)

The following table presents the components of non-operating income (loss) for the three months ended September 30, 2018 and the three months ended September 30, 2017, the increase or decrease between those periods and the percentage increase or decrease between those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	September 30,		Increase	Increase	September 30,
	2018	2017	(Decrease)	(Decrease)	2018	2017
Interest income, net	$28,603	$7,765	$20,838	268.4%	0.4%	0.1%
Impairment loss on digital tokens	(575,831)	-	(575,831)	(100.0)%	(8.6)%	-
Total non-operating income (loss)	$(547,228)	$7,765	$(554,993)	(7,147.4)%	(8.2)%	0.1%

Non-operating loss for the three months ended September 30, 2018 was $547,228, a net increase of $554,993, or 7,147.4%, as compared to non-operating income of $7,765 for the three months ended September 30, 2017. The decrease in non-operating loss was driven by a $575,831 impairment loss on digital tokens.

Income Taxes

The Company’s provision for income taxes consists principally of state and local taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

Our provision for income taxes consists of state and local taxes. For the three months ended September 30, 2018 and 2017, the Company recorded an income benefit of $13,636 and $0, respectively, consisting primarily of state and local taxes.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenue

Revenue increased to $19,825,224 for the nine months ended September 30, 2018 from $18,886,016 for the nine months ended September 30, 2017.

The increase was mainly driven by $3,540,362 of revenue generated under the technology services agreement with ProximaX, offset by a $2,095,646 decline in subscription revenue as a result primarily of a 10.6% decline in active subscribers, as well as a net decrease in advertising revenue across all products of $505,508.

As a result of the launch of PeerStream Business Solutions, we expect active subscribers, particularly in our dating properties, to decrease in future periods as we shift management time and resources to promoting our blockchain services and our core video applications. Although we expect that dating subscription revenue will continue to decline in future quarters, we expect that this decrease will be more than offset by growth in other areas, such as increased technology services revenue derived from our business solutions.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenues for the nine months ended September 30, 2018 and the nine months ended September 30, 2017, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenues that each represented for those periods:

					% Revenue
	Nine Months Ended		$	%	Nine Months Ended
	September 30,		Increase	Increase	September 30,
	2018	2017	(Decrease)	(Decrease)	2018	2017
Subscription revenue	$15,317,865	$17,413,511	$(2,095,646)	(12.0)%	77.3%	92.2%
Advertising revenue	966,997	1,472,505	(505,508)	(34.3)%	4.9%	7.8%
Technology service revenue	3,540,362	-	3,540,362	100.0%	17.9%	-
Total revenues	$19,825,224	$18,886,016	$939,208	5.0%	100.0%	100.0%

Subscription – Our subscription revenue for the nine months ended September 30, 2018 decreased by $2,095,646, or 12.0%, as compared to the nine months ended September 30, 2017. We believe the decrease in overall subscription revenue was driven primarily by a decrease in active subscribers of 17,900, or 10.6%, as a result of diminished marketing and advertising spend of approximately $1,894,900. We also experienced a decline in our international markets for our video products, particularly the Middle East, where a decline in monthly active users and a change in the contractual arrangement with our primary payment processor in the region led to reduced paid usage. We believe that the decrease was also driven by our increasing allocation of managerial resources to new higher growth opportunities in the business solutions market.

Advertising – Our advertising revenue for the nine months ended September 30, 2018 decreased by $505,508, or 34.3%, as compared to the nine months ended September 30, 2017. The decrease in advertising revenue primarily resulted from both a 20.2% decline in active users as well as transitional delays experienced as we changed to a new full service digital advertising agency. We also believe the decrease was related to challenges in the digital advertising industry due to a greater emphasis on fraud control resulting in lower demand and pricing.

Technology service – For the nine months ended September 30, 2018, we generated $3,540,362 of technology services revenue in exchange for providing certain development and related services to ProximaX to facilitate the integration of PSP into ProximaX’s proprietary blockchain protocol that is currently under development.

Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2018 reflect a decrease in costs and expenses of $2,856,076, or 12.2%, as compared to the nine months ended September 30, 2017. The following table presents our costs and expenses for the nine months ended September 30, 2018 and 2017, the decrease between those periods and the percentage decrease between those periods:

					% Revenue
	Nine Months Ended				Nine Months Ended
	September 30,		$	%	September 30,
	2018	2017	(Decrease)	(Decrease)	2018	2017
Cost of revenue	$3,581,794	$3,753,522	$(171,728)	(4.6)%	18.1%	19.9%
Sales and marketing expense	4,266,434	6,310,931	(2,044,497)	(32.4)%	21.5%	33.4%
Product development expense	6,052,098	6,635,561	(583,463)	(8.8)%	30.5%	35.1%
General and administrative expense	6,679,349	6,735,737	(56,388)	(0.8)%	33.7%	35.7%
Total costs and expenses	$20,579,675	$23,435,751	$(2,856,076)	(12.2)%	103.8%	124.1%

Cost of revenue - Our cost of revenue for the nine months ended September 30, 2018 decreased by $171,728, or 4.6%, as compared to the nine months ended September 30, 2017. The decrease for the nine months ended September 30, 2018 was driven in part by a decrease in payment processing fees of approximately $252,900 as a result of reduced subscription revenue. A move from physical servers to cloud web hosting services also resulted in reduced headcount in our information technology support areas, which, in turn, resulted in a reduction of compensation related expenses and hosting expense of approximately $356,000. In addition, there was a decrease in customer service support of approximately $67,900. These decreases were partially offset by an increase of approximately $550,000 in compensation paid to our technical personnel related to technology service revenue.

Sales and marketing expense - Our sales and marketing expense for the nine months ended September 30, 2018 decreased by $2,044,497, or 32.4%, as compared to the nine months ended September 30, 2017. The decrease in sales and marketing expense for the nine months ended September 30, 2018 was primarily due to a reduction in advertising campaigns for FirstMet and our video applications, resulting in a net reduction of marketing and advertising spend of approximately $1,894,900.

Product development expense - Our product development expense for the nine months ended September 30, 2018 decreased by $583,463, or 8.8%, as compared to the nine months ended September 30, 2017. The decrease in product development expense was due in part to reduced headcount in the product development and engineering teams, resulting in a net decrease of compensation related expenses of approximately $259,650, as well as an allocation of resources to technical personnel related to technology service revenue. In addition, there was a reduction in consulting expense of approximately $294,860.

General and administrative expense - Our general and administrative expense for the nine months ended September 30, 2018 decreased by $56,388, or 0.8%, as compared to the nine months ended September 30, 2017. The decrease in general and administrative expense for the nine months ended September 30, 2018 was primarily due to non-recurring charges incurred in the third quarter of 2017, including approximately $352,000 in legal and other consulting fees related to the proposed merger with LiveXLive. The decrease was offset by an increase of approximately $108,000 in investor relations fees, approximately $113,000 of transaction fees relating to the conversion of cryptocurrency into U.S. dollars, $100,000 from a consulting agreement with a former board member and an increase of approximately $175,000 in stock compensation expense from new option grants.

Non-Operating Income (Loss)

The following table presents the components of non-operating income (loss) for the nine months ended September 30, 2018 and the nine months ended September 30, 2017, the increase or decrease between those periods and the percentage increase or decrease between those periods:

					% Revenue
	Nine Months Ended		$	%	Nine Months Ended
	September 30,		Increase	Increase	September 30,
	2018	2017	(Decrease)	(Decrease)	2018	2017
Interest income, net	$48,313	$39,643	$8,670	21.9%	0.2%	0.2%
Other income (expense), net	-	(17,910)	17,910	100.0%	-	(0.1)%
Impairment loss on digital tokens	(2,535,235)	-	(2,535,235)	(100.0)%	(12.8)%	-
Total non-operating income (loss)	$(2,486,922)	$21,733	$(2,508,655)	(11,543.1)%	(12.5)%	0.1%

Non-operating loss for the nine months ended September 30, 2018 was $2,486,922, a net decrease of $2,508,655, or 11,543.1%, as compared to non-operating income of $21,733 for the nine months ended September 30, 2017. The increase in non-operating loss was driven by a $2,535,235 impairment loss on digital tokens.

Income Taxes

Our provision for income taxes consists of state and local taxes. For the nine months ended September 30, 2018 and 2017, the Company recorded an income provision of $1,864 and $0, respectively, consisting primarily of state and local taxes.

As of September 30, 2018, our conclusion regarding the realizability of our U.S. deferred tax assets did not change and we have recorded a full valuation allowance against them.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2018	2017
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$3,301,115	$(660,277)
Net cash used in investing activities	(249,021)	(139,277)
Net cash provided by (used in) financing activities	28,210	(62,775)
Net increase (decrease) in cash and cash equivalents	$3,080,304	$(862,329)

Currently, our primary source of liquidity is cash on hand and cash flows from continuing operations, and we believe that our cash balance and our expected cash flow from operations will be sufficient to meet all of our financial obligations for the twelve months from the date of this report. As of September 30, 2018 and December 31, 2017, we had $7,217,354 and $4,137,050 of cash and cash equivalents, respectively, and no long-term debt. As described above, in May 2018 we received approximately $5,000,000 of proceeds under our technology services agreement with ProximaX, and in June 2018 we received 216.0 million XPX tokens in connection with ProximaX’s initial coin offering. As of September 30, 2018 at approximately 5:00 PM, Eastern Time, during the impairment review, XPX tokens were trading at a price equal to $0.00386 per token, and our 216.0 million XPX tokens had a fair value of approximately $0.8 million.

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

Operating Activities

Net cash provided by operating activities was $3,301,115 for the nine months ended September 30, 2018, as compared to net cash used in operating activities of $660,277 for the nine months ended September 30, 2017. The increase in net cash provided by operating activities of $3,961,392 was mainly a result of $5,000,000 of compensation received under our technology services agreement with ProximaX.

Significant items impacting cash flow in the nine months ended September 30, 2018 included significant cash outlays relating to advertising and marketing expense and increased headcount related expenses in the product development area. These uses of cash were offset in part by subscription and advertising revenue received during the period.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 and 2017 was $249,021 and $139,277, respectively. The increase in cash used in investing activities for the nine months ended September 30, 2018 was primarily the result of increased purchases of computers and office furniture. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $28,210 as compared to net cash used in financing activities of $62,775 for the nine months ended September 30, 2017. The cash provided by financing activities for the nine months ended September 30, 2018 was related to proceeds from issuance of common stock in the amount of $28,210 and the cash used in financing activities for the nine months ended September 30, 2017 was related to the repayment of capital leases in the amount of $62,775.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

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

Based on the evaluation as of September 30, 2018, we determined that we maintain effective disclosure controls and procedures.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 16, 2016, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit in Delaware against Riot Games, Inc. and Valve Corporation for infringement of U.S. Patent Nos. 5,822,523 and 6,226,686 with respect to their online games League of Legends and Defense of the Ancients 2. These two patents were previously asserted against, and then licensed to, Microsoft, Sony, and Activision. In 2018, Valve Corporation moved to transfer the litigation from Delaware to the Western District of Washington. Such motion was granted by the court.

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

The growth of the blockchain industry in general, as well as the blockchain networks on which our technologies may rely, is subject to a high degree of uncertainty. The factors affecting the further development of the blockchain industry and networks, include, without limitation:

●	worldwide growth in the adoption and use of blockchain and distributed ledger technologies, including cryptocurrencies, cryptosecurities and digital tokens;

●	government and quasi-government regulation of blockchain assets, including cryptocurrencies and digital tokens, and their use, or restrictions on or regulation of access to and operation of blockchain networks or similar systems;

●	the maintenance and development of the open-source software protocol of blockchain networks;

●	changes in consumer demographics and public tastes and preferences;

●	general economic conditions and the regulatory environment relating to cryptocurrencies; and

●	a decline in the popularity or acceptance of blockchain-based technologies, including cryptocurrencies and tokens.

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

As part of our strategy of forming strategic alliances with blockchain companies, we may make limited investments in initial coin or token offerings or negotiate that we receive cryptocurrency tokens as compensation for services. For instance, as part of our technology services agreement with ProximaX, a portion of our compensation was paid in XPX tokens. The prices of cryptocurrency tokens, including our XPX tokens, are typically highly volatile and subject to exchange rate risks, as well as the risk that regulatory or other developments may adversely affect their value. As of September 30, 2018 at approximately 5:00 PM, Eastern Time, during the impairment review, XPX tokens were trading at a price equal to $0.00386 per token, and our 216.0 million XPX tokens had a fair value of approximately $0.8 million. However, our XPX tokens shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired, and therefore, fluctuations in the market value of XPX tokens could directly impact our balance sheet and statements of operations. We currently expect to hold our XPX tokens until at least June 2, 2019, at which time we may determine to opportunistically resell the tokens in open market transactions from time to time.

In particular, our XPX tokens may experience periods of extreme volatility due to (i) XPX tokens having a very limited trading history, (ii) the limited public supply of XPX tokens and (iii) XPX tokens trading on a limited number of cryptocurrency exchanges, all of which have limited operating histories. Speculators and investors who seek to profit from trading and holding XPX tokens currently account for a significant portion of XPX token demand. Such speculation regarding the potential future appreciation in the value of XPX tokens may artificially inflate their price. Fluctuations in the value of our XPX tokens or any other cryptocurrencies that we hold may also lead to fluctuations in the value of our common stock. In addition, because of the limited trading volumes in XPX tokens on these cryptocurrency exchanges, converting our holdings to fiat currency would likely take an extended period of time. If the exchanges where XPX tokens trade were to cease operations or no longer quote XPX tokens, there would be no trading platform for XPX tokens and it would likely be impossible to convert XPX tokens into fiat currency.

We may also face risks as a result of our business partners or clients having exposure to risks associated with cryptocurrencies. For instance, fluctuations in the value of cryptocurrencies could negatively impact the ability of these third parties to fulfill their obligations under their agreements with us.

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

The cryptocurrency exchanges on which our XPX tokens trade have limited operating histories and, in most cases, are largely unregulated and, therefore, may be more exposed to fraud and failure than established, regulated exchanges for traditional securities and other products. To the extent that any of these exchanges are involved in fraud or experience security failures or other operational issues, it may result in a reduction in the trading price, or the loss or destruction of, our XPX tokens.

The cryptocurrency exchanges on which the XPX tokens trade have limited operating histories and, in most cases, are largely unregulated. Furthermore, these cryptocurrency exchanges do not provide the public with significant information regarding their ownership structure, management team, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in or may experience problems relating to one or more of these exchanges. Cryptocurrency exchanges may impose daily, weekly, monthly or customer-specific transaction or distribution limits, or they may suspend withdrawals entirely, rendering the exchange of XPX tokens for other digital assets or for fiat currency difficult or impossible.

Over the past few years, a number of cryptocurrency exchanges have been closed due to fraud, failure or security breaches. In many of these instances, the customers of such exchanges were not compensated or made whole for the partial or complete losses of their account balances in such exchanges. The Kryptono Exchange, which is the principal exchange for the XPX tokens, launched in June 2018 and is less likely to have the infrastructure and capitalization that make larger cryptocurrency exchanges more stable. As a result, the Kryptono Exchange may be at risk for cybersecurity attacks or may suffer from a greater exposure to technical failure.

A lack of stability in the Kryptono Exchange or the other exchanges upon which XPX tokens trade and their closure or temporary shutdown due to fraud, business failure, hackers or malware, or government-mandated regulation could result in us losing all or a portion of our XPX tokens or may reduce confidence in the XPX tokens and result in greater volatility in their pricing. If the XPX tokens are delisted from the Kryptono Exchange or any other cryptocurrency exchange, or if any of the cryptocurrency exchanges that list XPX tokens shut down or cease to continue operations, there may cease to be a liquid market for XPX tokens. These potential consequences could also have a material adverse impact on the trading price of our common stock and our financial results. Moreover, the majority of the cryptocurrency exchanges that list XPX tokens operate outside of the United States. Accordingly, in the event of fraud, we may have difficulty successfully pursuing claims against these exchanges in the courts of the countries in which they are organized.

Currently, there are no regulated trading markets for our XPX tokens or the other tokens that we hold, and therefore our ability to sell such tokens may be limited.

As of the date of this prospectus, the online trading platforms on which the tokens we hold trade, including, with respect to our XPX tokens, the Kryptono Exchange, do not qualify as registered exchanges within the meaning of federal securities laws or regulated alternative trading systems. To the extent the tokens trading on these platforms meet the definition of a security under federal securities laws, the platform is generally required to register with the SEC as a national securities exchange or be exempt from such registration requirements. The failure of these platforms to register as national securities exchanges or properly comply with registration exemptions could result in the SEC bringing an enforcement action seeking to prohibit, suspend or limit their operations. In such event, the tokens we hold may be tradable on a very limited range of venues, or not at all, and there may be periods where trading activity in tokens that we hold is minimal or non-existent. These potential consequences could have a material adverse impact on the trading price of the tokens that we hold and could render the exchange of our tokens for other digital assets or fiat currency difficult or impossible.

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

Because there has been limited precedent set for the accounting classification and measurement of cryptocurrency and other digital tokens and related revenue recognition, it is unclear how companies may in the future be required to account for digital asset transactions and assets and related revenue recognition. We are currently accounting for our XPX tokens as indefinite-lived intangible assets in accordance with ASC 350: Intangibles—Goodwill and Other. Indefinite-lived intangible assets are recorded at cost and are not subject to amortization, but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. However, a change in regulatory or financial accounting standards could result in the necessity to change our accounting methods and restate our financial statements.  Such a restatement could adversely affect the accounting for our XPX tokens or other cryptocurrencies that we may acquire and may more generally negatively impact our business, prospects, financial condition and results of operation.

We may conduct a portion of our operations through informal relationships, partnerships, strategic alliances or joint ventures, and our failure to continue such relationships or resolve any material disagreements with these third parties could have a material adverse effect on the success of these operations, our financial condition and our results of operations.

We may conduct a portion of our operations through partnerships, strategic alliances or joint ventures. For instance, as part of our blockchain strategy, we are exploring forming partnerships with blockchain companies and identifying potential strategic equity or small investments in blockchain companies. As part of this strategy, we entered into our technology services agreement with ProximaX and we may enter into similar arrangements in the future.

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

If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings, which could seriously harm our business.

We are required to test goodwill for impairment at least annually or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. As of September 30, 2018, we had recorded a total of $13.1 million of goodwill, $2.7 million of other intangible assets and $0.8 million of digital tokens. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. If we divest or discontinue product categories or products that we previously acquired, or if the value of those parts of our business become impaired, we also may need to evaluate the carrying value of our goodwill. Any such material charges may have a negative impact on our operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended September 30, 2018 that were not previously reported on a Current Report on Form 8-K.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
2.1#	Agreement and Plan of Merger, dated September 13, 2016, by and among PeerStream, Inc., SAVM Acquisition Corporation, A.V.M. Software, Inc. and Jason Katz (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 14, 2016 by the Company with the SEC).
3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.2	Certificate of Amendment of Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 14, 2016 by the Company with the SEC).
3.4	Certificate of Amendment to Certificate of Incorporation, dated May 19, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).
3.5	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2017 (incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed on March 28, 2017 by the Company with the SEC).
3.6	Certificate of Amendment to Certificate of Incorporation, dated May 25, 2017 (incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2017 by the company with the SEC).
3.7	Certificate of Amendment to Certificate of Incorporation, effective March 12, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 13, 2018 by the Company with the SEC).
3.8	Amended and Restated By-Laws of PeerStream, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-52176) of the Company filed April 25, 2012 by the Company with the SEC).
3.9	Amendment No. 1 to the Amended and Restated By-Laws of PeerStream, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed September 11, 2017 by the Company with the SEC).
3.10	Amendment No. 2 to the Amended and Restated By-Laws of PeerStream, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on March 13, 2018 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. PeerStream, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of PeerStream, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PeerStream, Inc.

Date: November 8, 2018	By:	/s/ Alexander Harrington
Alexander Harrington
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Judy Krandel
Judy Krandel
Chief Financial Officer
(Principal Financial and Accounting Officer)