Form 10-K
period 2018-12-31
PeerStream, Inc.
filed 2019-03-22
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2018

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $13,311,179.

As of March 14, 2019, the registrant had 6,874,679 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A relating to the 2019 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

PEERSTREAM, INC.

ANNUAL REPORT ON FORM 10-K

PeerStream, Paltalk, our logo and other trademarks or service marks appearing in this report are the property of PeerStream, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective owners. Solely for convenience, the trademarks, service marks and trade names included in this report are without the ®, ™ or other applicable symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names

Unless otherwise indicated, operational metrics such as those related to active subscribers or active users are based on internally-derived metrics for users across all platforms through which our applications are accessed.

i

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our increasing focus on the use of new and novel technologies, such as blockchain, to enhance our applications, and our ability to timely complete development of applications using new technologies;

●	our ability to effectively market and generate revenue from our software licensing and technology implementation services;

●	the ability of ProximaX Limited (“ProximaX”) to have sufficient resources to make payments to us upon our completion of the remaining performance milestones under our technology services agreement or our ability to successfully restructure the payment terms of the technology services agreement;

●	our ability to generate and maintain active subscribers and to maintain engagement with our user base;

●	development and acceptance of blockchain technologies and the continuing growth of the blockchain industry;

●	the intense competition in the industries in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	legal and regulatory requirements related to our cryptocurrencies holdings and accepting cryptocurrencies as a method of payment for our services;

●	risks related to our holdings of XPX tokens, including risks related to the volatility of the trading price of the XPX tokens and our ability to convert XPX tokens into fiat currency;

●	our ability to develop functional new blockchain-based technologies that will be accepted by the marketplace, including PeerStream Protocol;

●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple Inc. (“Apple”), Facebook, Inc. (“Facebook”) and Alphabet Inc. (“Google”) and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;

●	our ability to obtain additional capital or financing to execute our business plan, including through offerings of debt or equity;

●	our ability to develop, establish and maintain strong brands;

●	the effects of current and future government regulation, including laws and regulations regarding the use of the internet, privacy and protection of user data and blockchain and cryptocurrency technologies;

●	our ability to manage our partnerships and strategic alliances, including the resolution of any material disagreements and the ability of our partners to satisfy their obligations under these arrangements;

●	our ability to offset fees associated with the distribution platforms that host our applications;

●	our reliance on our executive officers;

●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;

●	our ability to release new applications on schedule or at all, as well as our ability to improve upon existing applications;

●	our ability to update our applications to respond to rapid technological changes;

●	our ability to protect our intellectual property rights;

●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;

●	the ability of foreign governments to restrict access to our applications or impose new regulations, including the European Union’s General Data Protection Regulation (“GDPR”);

●	the reliance of our mobile applications on having a mobile data plan and/or Wi-Fi access to gain internet connectivity;

●	our reliance on third party investor relations firms to help create awareness of our Company and compliance by such third parties with regulatory requirements related to promotional reports;

●	the effect of security breaches, computer viruses and computer hacking attacks;

●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to effectively integrate companies and properties that we acquire;

●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;

●	the risk that we may face litigation resulting from the transmission of information through our applications;

●	our ability to attract and retain qualified employees; and

●	our ability to maintain effective internal controls over financial reporting.

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

PART I

ITEM 1.	BUSINESS

Company Overview

We are a communications software innovator developing enhanced security and privacy solutions for video, voice, and text applications and data transmission. Our offerings target consumer, government and enterprise clients. Using multi-layered encryption, blockchain technology and other recent innovations, we are developing our proprietary PeerStream Protocol (“PSP”) to offer clients maximal data security and confidentiality over distributed or decentralized networks. We also recently launched our Backchannel product suite in private beta, which includes cross platform applications, middleware and software development kits (“SDKs”) designed to offer a highly secure end user communication experience when coupled with PSP. For 20 years, we have built and continue to operate innovative consumer applications, including Paltalk and Camfrog, two of the largest live video social communities. The Company has a long history of technology innovation and holds 26 patents. We were incorporated under the laws of the State of Delaware in 2005. Our principal executive office is located at 122 East 42nd Street, Suite 2600, New York, New York 10168.

Our Services and Products

Secure Communications Software Licensing

On March 8, 2018, we launched our proprietary software business, centered around the development of PSP and Backchannel. These efforts are supported by nearly 20 years of multimedia streaming expertise and a battle-tested technology platform that has facilitated the delivery of billions of multimedia messages to hundreds of millions of users. We believe we have the experience and ability to support corporate and government clients in integrating PSP and Backchannel to power highly secure communications of voice video and data with controls for privacy and confidentiality over networks that would otherwise provide an insecure environment.

How PSP Works. PSP is a configurable software solution designed to provide maximal data security and confidentiality for multimedia communications that is offered to enterprise and government agencies whose computing networks operate on distributed or geographically decentralized environments.  PSP’s binary streaming and routing protocol is primarily designed to provide real-time data streaming and messaging channels for applications and devices that require the transmission of sensitive data or multi-point communications, emphasizing management of the identity of the sender and receiver, confidentiality of the transmitted content and configurable controls for administrators.

PSP supports several security features that we believe exceed what is commonly available in the market today.  For example, PSP supports end-to-end encryption, which permits only the sender and recipient to encrypt and decrypt messages.  However, end-to-end encryption does not provide a complete communications security solution, since routing and storing content and IP addresses are all points of vulnerability. Accordingly, we have designed PSP to add incremental innovations that address the security of the data transport process, providing successive layers of encryption with each network node traversed in transit.  Furthermore, by adding a variation of “Onion Routing” virtual circuitry, which is a technique for encapsulating messages in layers of encryption similar to the layers of an onion, the path of communications on the PSP network is obfuscated from the point of origin to the destination, further masking the addressable identities. The communications are all ephemeral and servers in the network are blind to the full path of the communication, permitting security minded clients to operate in a “zero trust environment,” or an environment with safety measures that preserve security without relying on owned, controlled or even trusted network nodes. We believe in the aggregate the capabilities of PSP greatly reduce the risk of cloning, eavesdropping and wiretapping privileged and confidential communications, identity and data.

PSP can operate on traditional distributed networks or on third party blockchain networks, of both the public and permissioned varieties. For instance, PSP is currently being integrated into the ProximaX blockchain protocol, which is a next generation decentralized platform led by blockchain pioneer Lon Wong. Because PSP includes security measures that permit clients to transmit over networks without placing trust in the network nodes with respect to confidential content or routing information, a decentralized public blockchain network can potentially become as secure as a private network. We believe the large potential scale of these public blockchain networks is a significant benefit in respect to content delivery throughput and cost efficiency. We also believe that blockchain networks also tend to be more resilient to cyberattacks than traditional networks that route data through a centralized third-party provider because of massive redundancy.

Status of PSP Development. We have separated our PSP development progress into three stages based on our internal development roadmap. The first stage consisted mainly of the initial design and architectural planning work related to PSP and is complete. The two remaining development stages are expected to be completed in the first and third quarter of 2019, respectively. The second development stage relates principally to the completion of PSP’s ability to provide instructions to the node ecosystem of an existing blockchain network, as well as ensuring that PSP can be readily integrated with private distributed networks as well as widely-adopted blockchain protocols other than the ProximaX blockchain protocol. The third development stage relates principally to the completion and launch of the full-feature PSP product, as well as the launch of client-side software development kits and application programming interfaces. Although we hope to complete the development of PSP within the timeframes specified in our development roadmap, PSP is a new form of technology and its development may be subject to unanticipated delays.

Backchannel is the Front-end Counterpart to PSP. Backchannel is our branded framework designed to be an easy-to-integrate end user facing set of applications and utilities accessing PSP’s capabilities that provide a best-of-breed secure video-enabled mobile messaging solution for enterprise and government end users. Backchannel provides cross-platform applications, SDK’s and middleware for multiple use cases and applications covering desktop, mobile, server and internet of things (IOT) applications. Accordingly, Backchannel may be used by clients as a branded application, a private labeled application bearing client branding or a set of SDKs integrated into and powering a third-party application.

Our Backchannel-branded mobile communication solution automatically accesses PSP’s distributed security model, which, as described above, uses a variation of onion routing so that network nodes are unable to trace the origin and destination of messages or determine the participating device IP addresses.  On some mobile device handsets, Backchannel also will be able to access the mobile trusted execution environment for hardware-based encryption and subscriber identity module identity attestation frameworks to further augment the chain of trust. In addition, Backchannel has the capability of leveraging cryptographically generated identities that are not tied to one’s personal information, and is able to interoperate with blockchain technologies to provide decentralized messaging and one-to-one live video streaming with enhanced privacy control.

Technology Implementation Services

In addition to developing and licensing our suite of secure communications software, we also began providing professional services to customize and integrate our software solutions to meet client needs in March 2018. For instance, on March 21, 2018, we entered into a technology services agreement with ProximaX whereby we agreed to provide certain development and related services to ProximaX to facilitate the implementation of PSP into ProximaX’s proprietary blockchain protocol that is currently under development. We plan to continue to offer a full suite of strategy consulting, implementation and support services to our clients looking to harness the superior scalability and security of our software solutions.

Consumer Applications

We operate a leading network of consumer applications that create a unique social media enterprise where users can meet, see, chat, broadcast and message in real time in a secure environment with others in our network. The proprietary technology underlying our products allows us to operate thousands of simultaneous streams, including on mobile platforms, which support interactions on a one-on-one, one-to-many and many-to-many basis. Furthermore, our technology is supported by 80 technologists, four technology centers and a portfolio of 26 issued patents.

Live Video Chat. We have three existing products in the video chat space: Paltalk, Camfrog and Tinychat. The major revenue-generating live video chat products are Paltalk and Camfrog. Each product enables individuals to self-organize around topics and users with common affinities. Tinychat enables adaptations of our video technology for alternative uses and opportunities in the future.

Paltalk and Camfrog are our major video chat applications and are both leading providers of live video social networking applications available on Windows, Mac OS, iOS, Android and other tablet devices. Together, these products power one of the world’s largest global collections of video based communities, with proprietary technology to host thousands of simultaneous live group conversations on topics such as politics, financial markets, music and dating. Our proprietary client server technology helps maintain high quality video and audio, even as many users simultaneously watch a particular broadcaster. Paltalk and Camfrog both have hundreds of millions of registered users and attract a demographically and geographically diverse user base, with users in over 180 different countries. Paltalk users are approximately one-third domestic and two-thirds international, and Camfrog users have an even larger international presence, with a particular concentration in Southeast Asia.

Telecommunications. We own and operate a small telecommunications services provider called Vumber that enables users to have multiple phone numbers in any area code through which calls can be forwarded to a user’s existing cell phone or land line telephone number. Vumber serves both the retail and small business community. Vumber not only allows individuals to communicate while protecting privacy, but also gives business professionals the ability to add a new business line with any chosen area code to their cell phones. Vumber provides an in-depth data analytics platform that can track, record and analyze calls to gain new insights into one’s business.

Product Payment Options. Our users have a variety of methods by which to purchase product subscriptions across all of our platforms. Users can pay by credit card, PayPal, Western Union, check, local e-wallet providers, or complete an in-app purchase through the Apple App Store or Google Play for Android users.

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

Company Business Strategy

Grow PeerStream Business-to-Business Solutions in Secure Communications

On March 21, 2018, as a first step in launching a business-to-business enterprise and commercializing PSP, we entered into a technology services agreement with ProximaX whereby we agreed to provide licensed software and certain development services to ProximaX to facilitate the implementation of PSP into ProximaX’s proprietary blockchain protocol that is currently under development. As integration of PSP into the ProximaX platform is presently in testing, and we are nearing sufficient completion of the technology to ramp up our commercialization efforts, we plan to build on this platform as one means of expanding the market opportunity for our secure communications solutions.

The cybersecurity market is large and growing rapidly, and the segment that addresses secure communications is attracting more interest as high profile communication hacks and data breaches gain media publicity. We believe PSP and Backchannel present a differentiated solution to this market with additional layers of security that are not commonly offered. We intend to commence marketing and customer discovery for these products in the first and second quarter of 2019, with full commercialization in the latter half of the year. We believe client prospects to be large organizations with widely distributed lines of confidential communication, including foreign and domestic governments, mobile carriers, large corporations and communications service providers of various types. We expect to approach this market through direct sales and channel partnerships.

Although PSP is initially being designed to be integrated into the ProximaX blockchain protocol, we are presently modifying it to be integrated with other widely-adopted blockchain protocols or into traditional distributed system architectures. Although the adaptation of PSP to blockchain protocols and system architectures outside of the ProximaX protocol would require custom development, we have taken steps to minimize the amount of effort that such development would entail. In addition, we expect to make a version of PSP open source, these modifications would not need to be completed by PeerStream. At that time, any developer would be able to take the PSP code and undertake custom modifications to integrate it into other systems.

Enhance Existing Live Video Chat Applications

We plan to enhance our existing live video chat applications in 2019, which we anticipate will include several initiatives intended to improve usage and revenue potential. We plan to add incentives for loyal or valuable users to enhance retention and overall user activity in the products. We also intend to improve our product and marketing capabilities on mobile, to enhance monetization and our ability to acquire new users on mobile platforms. In addition, we expect to increase the quality and quantity of live streaming entertainment content and broaden the distribution across our user base. Finally, in 2019 we anticipate making significant progress in integrating certain technical functions of Paltalk and Camfrog, which will reduce operating costs and speed time-to-market of future enhancements.

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

Sale of Non-Core Assets

On January 31, 2019, we entered into an Asset Purchase Agreement with The Dating Company, LLC, pursuant to which we sold substantially all of the assets related to our online dating services business under the domain names FirstMet, 50more, and The Grade for a cash purchase price of $1.6 million, with $100,000 of the purchase price to be held in an escrow account to secure certain of our post-closing indemnification obligations. The closing of the asset sale was effective as of January 31, 2019.

Marketing Strategy

We invest in advertising and marketing primarily for the purpose of acquiring users for our consumer applications. We adapt our marketing expenditures and channels as we gather the data to analyze the success of our campaigns. We primarily advertise through internet and mobile advertising networks and run hundreds of campaigns at any given time, targeting various audiences of users, and focusing on campaigns that we believe will produce a positive return over the lifetime of new users. We also generate new sign-ups organically, as people find our sites and applications through brand recognition and word of mouth, search engines and product review websites.

In addition, we expect to be expanding our marketing efforts in support of our secure communications solutions business line. We expect that this marketing effort will include trade show exhibition, event hosting or sponsorship, content marketing, digital and print media, and more. We anticipate that these marketing efforts will begin the process of establishing the PeerStream brand as a leader in the secure communications segment of cybersecurity.

Competition and Our Industry

Competition in the industries in which we compete remains fierce. The markets for secure communications software, technology implementation services and consumer applications are extremely dynamic and are undergoing constant change. We believe this environment creates significant opportunities for us as well as our direct and indirect competitors. Our principal competitors consist of:

•	Secure Communications Software Licensing: Adeya SA, Commdex, Ercom, IVCi LLC, KoolSpan, Ribbon Communications Inc. and Wickr;

•	Technology Implementation Services: IBM, Accenture, Cognizant, Deloitte Touche Tohmatsu Limited, Wipro Limited, as well as Virtusa, Saksoft, Mindtree, Larsen & Toubro Infotech Limited, ConsenSys, Vanbex Group and CanYa.; and

•	Consumer Applications: YouNow, Live.me, BIGO Live, Live.ly, Houseparty, Facebook Live, YouTube Live, Instagram Live, and Twitch.

Many of our competitors have substantially greater financial, managerial, technological and other resources than we do. In addition, there are relatively few barriers to entry into the industries in which we operate, and, as a result, any organization that has adequate financial resources and access to technical expertise and skilled personnel may become one of our competitors.

In order to compete effectively, we seek to offer software, services and applications that are differentiated from existing products, superior in quality and more appealing than those of our competitors. We believe that our software offerings, including PSP and Backchannel, will compete favorably against secured communications tools offered by our competitors due to their ability to scale easily, their cost-efficiency and their innovative technology. Within consumer applications, we believe that we have the tools and expertise to attract new users through Facebook and other sources at a lower cost per subscriber than certain of our traditional competitors.

Although we believe we have the capability to compete effectively in our industries, our competitors may offer products, services and applications that we do not provide with more desirable features or at lower prices, and they may be able to devote greater resources to the development, promotion, sale and support of their products. In addition, many of our competitors have more extensive customer bases and broader customer relationships than we have, including relationships with our potential customers.

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

Growing public concern about privacy and the use of personal information may subject us to increased regulatory scrutiny. The FTC has, over the last few years, begun investigating companies that have used personally identifiable information in a deceptive or unfair manner or in violation of a posted privacy policy. On May 25, 2018, the European Union implemented a new privacy directive called the Global Data Protection Regulation (“GDPR”) that imposes additional new regulatory scrutiny on our business in that geographic region with possible financial consequences for noncompliance. If we are accused of violating the terms of our privacy policy or implementing unfair privacy practices, we may be forced to expend significant financial and managerial resources to defend against an FTC or GDPR enforcement action. Our user database holds the personal information of our users and subscribers residing in the United States and other countries, and we could be sued by those users if any of the information is misappropriated. Any failure by us to adequately protect our users’ privacy and data could also result in loss of user confidence in our consumer applications and services and ultimately in a loss of active subscribers, which could adversely affect our business.

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

In addition, rising concern about the use of social networking technologies for illegal conduct may in the future produce legislation or other governmental action that could require changes to our applications or restrict or impose additional costs upon the conduct of our business. These regulatory and legislative developments, including excessive taxation, may prevent or significantly limit our ability to expand our business.

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

Employees

As of March 14, 2019, we had 42 employees. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. We attract and retain employees by offering training, bonus opportunities, competitive salaries and a comprehensive benefits package.

ITEM 1A.	RISK FACTORS

The risks below are those that we believe are the material risks that we currently face, but are not the only risks facing us and our business. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected.

Risks Related to Our Business

We may face significant challenges in growing our secure communications software licensing and technology implementation services businesses.

In March 2018, we launched our proprietary software business centered around the development of PSP and Backchannel, and we also began providing services related to the implementation of our proprietary software solutions. These new lines of business pose risks and challenges that could materially impact our business, financial condition and results of operations. Currently, all of the revenue generated from these endeavors has been derived from our technology services agreement with ProximaX that is related to the implementation of PSP into ProximaX’s proprietary blockchain protocol. However, the success of our new ventures substantially depends upon our ability to expand our client base beyond ProximaX, and our failure to do so would have a material negative impact on our ability to generate revenue and our financial condition.

In addition, our management only recently determined to shift our corporate focus towards providing secured communications solutions and implementation services. While we have expanded our staff with individuals with more experience in these industries and closely scrutinize individuals we engage, we cannot provide assurance that we will be able to retain or continue to hire well-qualified and experienced individuals or that our assessment of individuals we retain will be correct.

Our utilization and development of blockchain-based software and technologies could have a material adverse effect on our business, financial condition or results of operations.

The first implementation of our secured communications software is substantially dependent on blockchain technology, a rapidly evolving technology in which we have limited operational history or experience. Though PSP may be implemented without blockchain, our significant emphasis on blockchain technology subjects us to risks associated with the use of new and novel technologies, including technical, operational, financial, regulatory, legal and reputational risks, as well as the risk that we may be unable to timely develop our blockchain-based software or technologies or market, license or sell our blockchain-based software or technologies successfully or profitably. We cannot provide any assurance that we will be able to retain or continue to hire well-qualified individuals with experience in the blockchain industry or that our assessment of individuals we retain will be correct. These individuals may be unfamiliar with the requirements of being involved in a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

ProximaX may not have sufficient resources to make payments to us upon our completion of the remaining performance milestones under our technology services agreement.

Under our technology services agreement with ProximaX, we are entitled to receive up to two additional $2.5 million payments from ProximaX upon the completion of certain development milestones set forth in the agreement. ProximaX has the option to pay us either in cash or certain highly liquid cryptocurrencies that were accepted by ProximaX in its initial coin offering. However, since the time that ProximaX completed its initial coin offering in April 2018, the market price of most cryptocurrencies has declined substantially. For instance, the market price of Ethereum, the principal cryptocurrency that ProximaX accepted in its initial coin offering, has declined by approximately 80% from a closing price of $670.81 as of April 30, 2018 to approximately $133 as of March 14, 2019.

As a result of the general decline in cryptocurrency prices, we expect that ProximaX, as a recently formed entity with limited capital, may not have sufficient cash or liquid assets to pay us at the time these milestones have been completed. Cryptocurrency prices may never return to historical highs or to a level that would allow ProximaX to seek additional financing or fulfill its obligations to us through cryptocurrency payments.

As a result, we may need to restructure the payment terms of our technology services agreement. However, there can be no assurance that we will be able to do so on terms that are economically favorable to us, or at all. If we are unable to restructure the payment terms of the technology services agreement and ProximaX is unable to fulfill its obligations thereunder, we may have limited legal or other recourse.

Any failure by ProximaX to pay us amounts owed under the technology services agreement when due would adversely affect our future results of operation.

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

The growth of the blockchain industry in general, as well as the blockchain networks on which our technologies may rely, is subject to a high degree of uncertainty. The factors affecting the further development of the blockchain industry and networks, include, without limitation:

●	worldwide growth in the adoption and use of blockchain and distributed ledger technologies, including cryptocurrencies and digital tokens, cryptosecurities and digital tokens;

●	government and quasi-government regulation of blockchain assets, including cryptocurrencies, and their use, or restrictions on or regulation of access to and operation of blockchain networks or similar systems;

●	the maintenance and development of the open-source software protocol of blockchain networks;

●	changes in consumer demographics and public tastes and preferences;

●	general economic conditions and the regulatory environment relating to cryptocurrencies; and

●	a decline in the popularity or acceptance of blockchain-based technologies, including cryptocurrencies and tokens.

The blockchain industry as a whole is in its infancy and has been characterized by rapid changes and innovations. Although it has experienced significant growth in recent years, the slowing or stopping of the development, general acceptance and adoption and usage of blockchain networks and blockchain assets may materially adversely affect our business plans, financial results and prospects.

The success of our consumer applications is principally dependent on our active subscribers and our engagement with our user base.

As of March 14, 2019, our applications supported an active subscriber base of approximately 109,500 active subscribers worldwide which excludes active subscribers to our former dating applications that were sold in January 2019.

However, compared to the total number of users in any given period, only a small portion of our users are active subscribers or purchasers of virtual currency. We primarily generate revenue through the sale of subscriptions and virtual currency to this small portion of users and secondarily generate revenue through paid advertisements. Accordingly, the success of our consumer applications is substantially dependent on our ability to convert our users into active subscribers and to sell our users virtual currency.

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

We operate in intensely competitive industries and any failure to attract new clients and users could diminish or suspend our development and possibly cease our operations.

The industries in which we compete are highly competitive and have few barriers to entry. If we are unable to efficiently and effectively attract new users or clients as a result of intense competition or a saturated market, we may not be able to continue the provision, development and enhancement of our software, services and applications or become profitable on a consistent basis in the future.

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

Many of our current and potential competitors offer similar services, have longer operating histories, significantly greater capital, financial, technical, marketing and other resources and, with respect to our consumer applications, larger user or subscriber bases than we do. These factors may allow our competitors to more quickly respond to new or emerging technologies and changes in client or consumer preferences. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing strategies that may allow them to build larger user bases consisting of greater numbers of clients or paying users. Our competitors may provide services or develop applications and software that are equal or superior to our services or applications and software or that achieve greater market or industry acceptance. It is possible that a new product or service developed or offered by one of our competitors could gain rapid scale at the expense of existing brands through harnessing a new technology or distribution channel, creating a new approach to servicing clients or connecting people.

Certain entities that we do not directly compete with but that have large or dominant positions in one or more markets could use those positions to gain a competitive advantage against us in areas where we operate by beginning to provide secured communications software and implementation services or by integrating competing video chat or social media platforms into products they control, such as search engines, web browsers or mobile device operating systems.

With respect to consumer applications, costs for consumers to switch between products in the video chat industry are generally low, and consumers have a propensity to try new products to connect with new people. As a result, new entrants and business models are likely to continue to emerge in our industry. These activities could attract users and subscribers away from our applications and reduce our market share.

If we are unable to effectively compete, we may fail to obtain new clients for our products or our users may discontinue the use of our products and we may lose active subscribers, either of which would have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks related to holding cryptocurrencies and accepting cryptocurrencies as a form of payment.

We have formed strategic partnerships with third parties and entered into service agreements that provided us with cryptocurrencies as compensation for our services. Cryptocurrencies are not considered legal tender or backed by any government and have experienced price volatility, technological glitches and various law enforcement and regulatory interventions. The use of cryptocurrency such as bitcoin has been prohibited or effectively prohibited in some countries. If we fail to comply with prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences.

As part of our strategy of forming strategic alliances with blockchain companies, we may make limited investments in initial coin or token offerings or negotiate that we receive cryptocurrency tokens as compensation for services. For instance, as part of our technology services agreement with ProximaX, a portion of our compensation was paid in XPX tokens. The prices of cryptocurrency tokens, including our XPX tokens, are typically highly volatile and subject to exchange rate risks, as well as the risk that regulatory or other developments may adversely affect their value. As of December 31, 2018 at approximately 5:00 PM, Eastern Time, our 216.0 million XPX tokens had an aggregate fair value of $1.0 million and a book value of $0.8 million. However, our XPX tokens will be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. As a result, fluctuations in the market value of XPX tokens could cause us to record an impairment charge on the value of our XPX tokens, which would directly impact our balance sheet and statements of operations. We currently expect to hold our XPX tokens until at least June 2, 2019, at which time we may determine to opportunistically resell the tokens in open market transactions from time to time.

In particular, our XPX tokens may experience periods of extreme volatility due to (i) XPX tokens having a very limited trading history, (ii) the limited public supply of XPX tokens, (iii) a lack of adoption of XPX tokens by cryptocurrency holders, including a lack of adoption of cryptocurrencies generally due to the expense of mining cryptocurrencies in the current cryptocurrency price environment and (iv) XPX tokens trading on a limited number of cryptocurrency exchanges, all of which have limited operating histories. Speculators and investors who seek to profit from trading and holding XPX tokens currently account for a significant portion of XPX token demand. Such speculation regarding the potential future appreciation in the value of XPX tokens may artificially inflate their price. Fluctuations in the value of our XPX tokens or any other cryptocurrencies that we hold may also lead to fluctuations in the value of our common stock. In addition, because of the limited trading volumes in XPX tokens on these cryptocurrency exchanges, converting our holdings to fiat currency would likely take an extended period of time. If exchanges where XPX tokens trade were to cease operations or no longer quote XPX tokens, there would be no trading platform for XPX tokens and it would likely be impossible to convert XPX tokens into fiat currency.

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

As of the date of this report, the online trading platforms on which the tokens we hold trade, including, with respect to our XPX tokens, the Kryptono Exchange, currently do not qualify as registered exchanges within the meaning of federal securities laws or regulated alternative trading systems. To the extent the tokens trading on these platforms meet the definition of a security under federal securities laws, the platform is generally required to register with the SEC as a national securities exchange or be exempt from such registration requirements. The failure of these platforms to register as national securities exchanges or properly comply with registration exemptions could result in the SEC bringing an enforcement action seeking to prohibit, suspend or limit their operations. In such event, the tokens we hold may be tradable on a very limited range of venues, or not at all, and there may be periods where trading activity in tokens that we hold is minimal or non-existent. These potential consequences could have a material adverse impact on the trading price of the tokens that we hold and could render the exchange of our tokens for other digital assets or fiat currency difficult or impossible.

Our proprietary software and technology may not function properly.

The software and technology that we develop, including PSP and Backchannel, may not function properly, which would have a material adverse effect on our business plans, operations and financial condition. PSP and Backchannel are still under development, but if the underlying technology does not work as anticipated, we may be unable to develop alternatives to these products. PSP and Backchannel are planned to be the initial proprietary technologies offered by us to provide secured communications solutions, and accordingly, any problems in their functionality would have a direct material adverse effect on our reputation and our plans and expectations for revenues from software licensing. PSP, Backchannel and other technologies that we develop may malfunction because of internal problems or as a result of cyber-attacks or external security breaches. Any such technological problems would have a material adverse effect on the prospects of our business.

Our XPX tokens and other cryptocurrencies that we hold may be subject to loss, theft or restriction on access.

There is a risk that some or all of our cryptocurrencies could be lost or stolen. Access to our coins could also be restricted by cybercrime. We currently hold all of our XPX tokens and other cryptocurrencies in cold storage. Cold storage refers to any cryptocurrency wallet that is not connected to the internet. Cold storage is generally more secure but is not ideal for quick or regular transactions. We expect to continue to hold the majority of our cryptocurrencies in cold storage to reduce the risk of malfeasance, but this risk cannot be eliminated.

Hackers or malicious actors may launch attacks to steal, compromise or secure cryptocurrencies, such as by attacking the cryptocurrency network source code, exchange servers, third party platforms, cold and hot storage locations or software, or by other means. We are in control and possession of one of the more substantial holdings of XPX tokens, and we may in the future hold substantial positions in other cryptocurrencies. As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats. Any of these events may adversely affect our operations and, consequently, our investments and profitability. The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our cryptocurrency holdings or the holdings of others. Our loss of access to our private keys or our experience of a data loss relating to our digital wallets could adversely affect our investments and assets.

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

Because there has been limited precedent set for the accounting classification and measurement of cryptocurrency and other digital tokens and related revenue recognition, it is unclear how companies may in the future be required to account for digital asset transactions and assets and related revenue recognition. We are currently accounting for our XPX tokens as indefinite-lived intangible assets in accordance with Accounting Standard Codification No. 350: Intangibles—Goodwill and Other. Indefinite-lived intangible assets are recorded at cost and are not subject to amortization, but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. However, a change in regulatory or financial accounting standards could result in the necessity to change our accounting methods and restate our financial statements.  Such a restatement could adversely affect the accounting for our XPX tokens or other cryptocurrencies that we may acquire and may more generally negatively impact our business, prospects, financial condition and results of operation.

Our mobile applications are substantially dependent on interaction with mobile platforms and operating systems that we do not control.

A portion of our revenue, primarily our revenue from mobile platforms, is derived from the Apple iOS platform and the Google Android platform. Although we believe that we have a good relationship with Apple and Google, any deterioration in our relationship with either could materially harm our business, results of operations or financial condition.

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

The number of people who access the internet through devices other than personal computers, including smart phones, cell phones and handheld tablets, has increased dramatically in the past few years and is projected to continue to increase. Accordingly, we are substantially dependent on interoperability with popular mobile platforms that we do not control, including the Apple App Store and the Google Play Store, and a portion of our revenue is derived from these two digital storefronts. There have been occasions in the past when these digital storefronts were unavailable for short periods of time or where there have been issues with the in-App purchasing functionality from the storefront. In the event that either the Apple App Store or the Google Play Store is unavailable or if in-App purchasing functionality from the storefront is non-operational for a prolonged period of time, it could have a material adverse effect on our business, results of operations or financial condition.

In addition, each of the Apple App Store and Google Play Store provides consumers with products that compete with ours. If either of these platforms give preferential treatment to competitive products, it could seriously harm the usage of our products on mobile devices.

Our business depends on developing, establishing and maintaining strong brands. If we are unable to maintain and enhance our brands, we may be unable to expand or retain our user and paying subscriber bases.

We believe that developing, establishing and maintaining awareness of our application brands is critical to our efforts to achieve widespread acceptance of our applications and is an important element to expanding our client and subscriber bases. Successful promotion of our application brands will depend largely on the effectiveness of our advertising and marketing efforts and on our ability to provide reliable and useful applications at competitive prices. If clients and users do not perceive our products to be of high quality, or if our products are not favorably received by clients and users, the value of our brands could diminish, thereby decreasing the attractiveness of our software, services and applications to clients and users. In addition, advertising and marketing activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brands.

If we fail to successfully promote and maintain our application brands, or incur substantial expenses in unsuccessfully attempting to promote and maintain our brands, we may fail to attract enough new clients or subscribers or retain our existing clients and subscribers to the extent necessary to realize a sufficient return on our advertising and marketing activities, and it could have a material adverse effect on our business, results of operations or financial condition.

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

In the future, we may depend on third parties for elements of these arrangements that are important to the success of the relationship, such as the development of features or technologies to be incorporated into our applications. The performance of these third party obligations or the ability of third parties to meet their obligations under these arrangements would be outside of our control. If these third parties do not meet or satisfy their obligations under these arrangements, the performance and success of these arrangements, and their value to us, would be adversely affected. If our current or future partners are unable to meet their obligations, we may be forced to undertake the obligations ourselves and/or incur additional expenses in order to have some other party perform such obligations. In such cases we may also be required to seek legal enforcement of our rights, the outcome of which would be uncertain. If any of these events occur, they may adversely impact us, our financial performance and results of operations, and/or adversely impact our ability to enter into similar relationships in the future.

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

If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings, which could seriously harm our operating results.

We are required to test goodwill for impairment at least annually or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. As of December 31, 2018, we had recorded a total of $13.1 million of goodwill, $2.3 million of other intangible assets and $0.8 million of digital tokens. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. If we divest or discontinue product categories or products that we previously acquired, or if the value of those parts of our business become impaired, we also may need to evaluate the carrying value of our goodwill. Any such material charges may have a negative impact on our operating results.

As the distribution of our products through application stores increases, we may incur additional fees from the developers of application stores.

As the user base of our consumer applications continues to shift to mobile solutions, we increasingly rely on the Apple iOS and Google Android platforms to distribute our products. While our products are free to download from these stores, we offer our users the opportunity to purchase paid memberships and certain premium features through our products. We determine the prices at which these memberships and features are sold and, in exchange for facilitating the purchase of these memberships and features through our products to users who download our products from these stores, we pay Apple or Google, as applicable, a share, which is currently 30% of the revenue we receive from these transactions. In the future, other distribution platforms that we utilize may charge us fees for the distribution of our applications. As the distribution of our products through application stores increases, the amount of fees that we must pay to the developers of these application stores will also increase. Unless we find a way to offset these fees, our business, financial condition and results of operations could be adversely affected.

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

Our subscription metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.

We regularly review metrics, including our active subscribers, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal Company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally.

Some of our demographic data may be incomplete or inaccurate. For example, because users self-report their dates of birth, our age-demographic data may differ from our users’ actual ages. If our users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate.

In addition, our business strategy is guided by data analytics that we compute internally based on data collection, data processing, cloud-based platforms, statistical projections and forecasting, mobile computing, social media analytics and other applications and technologies. We use these internally derived data analytics to guide decisions concerning the development and modification of features on our applications, monetization strategies for our applications and the development of new applications, among other things. Our new Backchannel application is designed not to collect any personally identifiable information. As a result, Backchannel will not allow us this analytical opportunity, which could cause our business to suffer.

The inability to accurately derive our metrics or data analytics could result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of our active subscribers were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of subscribers to satisfy our growth strategies. If advertisers or investors do not perceive our subscription, geographic or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our subscription, geographic or other demographic metrics, our reputation may be seriously harmed. At the same time, advertisers may be less willing to allocate their budgets or resources to our products, which could seriously harm our business, results of operation or financial condition.

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

The online live video industry is characterized by rapid technological change and the development of enhancements and new applications, and if we fail to keep pace with technological developments or launch new applications, our business may be adversely affected.

The online live video industry is characterized by rapid change, and our future success is dependent upon our ability to adopt and innovate. To attract new users and increase revenues from existing users, we need to enhance, add new features to and improve our existing applications and introduce new applications in the future. The success of any enhancements or new features and applications depends on several factors, including timely completion, introduction and market acceptance. Building a new brand or product is generally an iterative process that occurs over a meaningful period of time and involves considerable resources and expenditures, and we may expend significant time and resources developing and launching an application that may not result in revenues in the anticipated timeframe or at all, or may not result in revenue growth that is sufficient to offset increased expenses. If we are unable to successfully develop enhancements, new features or new applications to meet user trends and preferences, our business and operating results could be adversely affected.

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

We have selected the NEM blockchain protocol to power our core blockchain infrastructure, including our in-development blockchain-based application Backchannel. We are not party to any agreement with the NEM Foundation to use the NEM technology, and no person, business, governmental authority or other entity or authority of any kind has any obligation to provide any financial, technical or other support to the continued operation or development of the NEM blockchain protocol. If the NEM blockchain protocol were to become unavailable to us in its current form and functionality for any reason, we would need to use a different blockchain protocol to power our applications, which could delay the launch of Backchannel or other blockchain initiatives on a long-term or permanent basis.

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

Presently, we derive a significant portion of revenue from international territories and we plan to continue expanding our business operations abroad. In addition, we rely on outsourced services based in Russia, India and elsewhere. We may enter new international markets where we have limited or no experience in marketing, selling and deploying our products. If we fail to deploy or manage our operations in international markets successfully, our business may suffer. As our international operations increase our operating results may become more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

●	political, social, and economic instability;

●	risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, and unexpected changes in laws, regulatory requirements, and enforcement;

●	potential damage to our brand and reputation due to compliance with local laws, including potential censorship and requirements to provide user information to local authorities;

●	fluctuations in currency exchange rates;

●	higher levels of credit risk and payment fraud;

●	complying with multiple tax jurisdictions;

●	reduced protection for intellectual-property rights in some countries;

●	difficulties in staffing and managing global operations and the increased travel, infrastructure and compliance costs associated with multiple international locations;

●	regulations that might add difficulties in repatriating cash earned outside the United States and otherwise preventing us from freely moving cash;

●	import and export restrictions and changes in trade regulation;

●	complying with statutory equity requirements;

●	complying with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other jurisdictions;

●	the impact of the United Kingdom’s pending exit from the European Union; and

●	export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control.

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

We depend upon the availability of advertising space through a variety of media, including third-party applications on platforms such as Facebook, to recruit new users and subscribers, generate activity from existing users and subscribers and direct traffic to our application. Historically, we have had to increase our marketing expenditures in order to attract and retain users and sustain our growth. The availability of advertising space varies, and a shortage of advertising space in any particular media or on any particular platform, or the elimination of a particular medium on which we advertise, could limit our ability to generate new subscribers, generate activity from existing subscribers or direct traffic to our applications, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate less via email and more via text messaging and other virtual means, the reach of email campaigns designed to attract new and repeat users (and retain current users) for our applications is adversely impacted. To continue to reach potential users and grow our business, we must devote more of our overall marketing expenditures to newer advertising channels, which may be unproven and undeveloped, and we may not be able to continue to manage and fine-tune our marketing efforts in response to these trends.

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

Several proposals are pending before federal, state, and foreign legislative and regulatory bodies or have recently been enacted that could significantly affect our business. For example, the GDPR in the European Union, which went into effect on May 25, 2018, required us to change our policies and procedures regarding the handling of personal and sensitive data in the European Union. The failure to comply with the GDPR could, in certain instances, result in penalties of up to 4% of our worldwide revenues. As a result, a failure to comply with the GDPR could seriously harm our business.

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

We cannot control the actions of our users in their communications or physical actions. There is a possibility that users or third parties could be physically or emotionally harmed following interaction with another user. We warn our users that we do not screen other users and, given our lack of physical presence, we do not take any action to ensure personal safety on a meeting between users or subscribers arranged following contact initiated via our applications or ensure personal safety of our users against self-harming following contact with other users initiated via our applications. If an unfortunate incident of this nature occurred in a meeting of two people following contact initiated on our applications or that of one of our competitors, any resulting negative publicity could materially and adversely affect us or the online video chat industry in general. Any such incident involving our applications could damage our reputation and our brand, which could have a material adverse effect on our business, results of operations or financial condition. In addition, the affected users or third parties could initiate legal action against us, which could divert management attention from operations, cause us to incur significant expenses, whether we are successful or not, and damage our reputation.

We may be liable as a result of information retrieved from or transmitted over the internet.

We may be sued for defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, product liability or under other legal theories relating to information that is published or made available on our websites or applications. These types of claims have been brought, sometimes successfully, against online services in the past. We also offer messaging services on our applications and we send emails directly and through third parties to our users, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or personal information or interruptions or delays in email service. Our insurance does not specifically provide for coverage of these types of claims and, therefore, may be inadequate to protect us against them. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not held liable. If any of these events occur, our revenue could be materially adversely affected or we could incur significant additional expense, and the market price of our securities may decline.

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

We might need to raise additional capital or financing through debt or equity offerings to support our expansion, marketing efforts and application development programs in the future. We might require additional capital or financing to:

●	expand our software licensing and technology implementation services business;

●	hire and retain talented employees, including technical employees, executives, and marketing experts;

●	effectuate our long-term growth strategy and expand our application development programs; and

●	market and advertise our applications to attract more paying subscribers.

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

Risks Related to Ownership of Our Common Stock

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

Our revenue and results of operations could vary significantly from period-to-period and year-to-year and may fail to match our past performance because of a variety of factors, many of which are outside of our control. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our results of operations include:

●	our shift in focus towards the utilization and development of blockchain-based applications and technologies and the launch of our software licensing and technology implementation services business;

●	changes in expectations as to our future financial performance;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or capital commitments;

●	market acceptance of our new applications and enhancements to our existing applications;

●	the amount of advertising and marketing that is available and spent on user acquisition campaigns;

●	disruptions in the availability of our applications on third party platforms;

●	actual or perceived violations of privacy obligations and compromises of subscriber data;

●	the entrance of new competitors in our market whether by established companies or the entrance of new companies;

●	additions or departures of key personnel and the cost of attracting and retaining application developers and other software engineers; and

●	general market conditions, including market volatility.

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

The ownership of our common stock is significantly concentrated in a small number of investors, some of whom are affiliated with our Board of Directors and management, which could prevent stockholders from having input on the course of our operations or otherwise lead to actual or potential conflicts of interest.

As of March 14, 2019, Jason Katz, our Chairman of the Board of Directors and Chief Operating Officer, beneficially owned approximately 10.2% of our outstanding common stock, including shares of common stock held directly by Mr. Katz’s spouse, and The J. Crew Delaware Trust A, a trust formed by Mr. Katz for the benefit of certain of his family members, also beneficially owned approximately 34.3% of our outstanding common stock as of March 14, 2019. Mr. Katz is not a beneficiary of the trust and does not hold voting or dispositive power over the shares held by the trust.

Mr. Katz, The J. Crew Delaware Trust A and others that have significant beneficial ownership of our common shares have substantial influence regarding matters submitted for stockholder approval, including proposals regarding:

●	any merger, consolidation or sale of all or substantially all of our assets;

●	the election of members of our Board of Directors; and

●	any amendment to our Certificate of Incorporation, as amended (the “Certificate of Incorporation”).

The current or increased ownership position of any of these stockholders and/or their respective affiliates could delay, deter or prevent a change of control or adversely affect the price that investors might be willing to pay in the future for our common shares. In addition, the interests of these stockholders and/or their respective affiliates may significantly differ from the interests of our other stockholders and they may vote the common shares they beneficially own in ways with which our other stockholders disagree.

The issuance of shares upon the exercise of stock options and unvested shares of restricted common stock may cause immediate and substantial dilution to our existing stockholders.

As of December 31, 2018, we had approximately 611,810 shares of common stock that were issuable upon the exercise of vested outstanding stock options. The issuance of shares upon the exercise of these options may result in substantial dilution to the equity interest and voting power of holders of our common stock.

In the future, we may also issue additional shares of common stock or other securities convertible into or exchangeable for shares of common stock. Our Certificate of Incorporation currently authorizes us to issue up to 25,000,000 shares of common stock, of which 6,868,679 were outstanding as of December 31, 2018, which includes 79,286 unvested restricted shares, and 10,000,000 shares of preferred stock with such designations, preferences and rights as determined by our Board of Directors, of which none were outstanding as of December 31, 2018. The issuance of additional shares of our common stock may substantially dilute the ownership interests of our existing stockholders. Furthermore, sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders.

Our Certificate of Incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our Company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee, agent, or stockholder of our Company to the Company or the Company’s stockholders, (iii) action asserting a claim against the Company or any director, officer, employee, agent, or stockholder of the Company arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or our Certificate of Incorporation or our Amended and Restated By-Laws, as amended (the “By-Laws”), or (iv) action asserting a claim against the Company or any director, officer, employee, agent, or stockholder of the Company governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Our Certificate of Incorporation, as amended, includes provisions limiting the personal liability of our directors for breaches of fiduciary duty under the DGCL.

Our Certificate of Incorporation contains a provision eliminating a director’s personal liability to the fullest extent permitted by the DGCL for monetary damages resulting from a breach of fiduciary duty; provided that such provision will not eliminate or limit a director’s liability for:

●	any breach of the director’s duty of loyalty;

●	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law;

●	Section 174 of the DGCL (unlawful dividends); or

●	any transaction from which the director derives an improper personal benefit.

The principal effect of the limitation on liability provision is that a stockholder will be unable to prosecute an action for monetary damages against a director unless the stockholder can demonstrate a basis for liability for which indemnification is not available under the DGCL. This provision, however, should not limit or eliminate our rights or any stockholder’s rights to seek non-monetary relief, such as an injunction or rescission, in the event of a breach of a director’s fiduciary duty. This provision will not alter a director’s liability under federal securities laws. The inclusion of this provision in our Certificate of Incorporation may discourage or deter stockholders or management from bringing a lawsuit against directors for a breach of their fiduciary duties, even though such an action, if successful, might otherwise have benefited us and our stockholders.

Delaware law and our Certificate of Incorporation and By-Laws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

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

We are also subject to Section 203 of the DGCL, which generally prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless (i) prior to the date of the transaction, the Board of Directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder; (ii) the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding (a) shares owned by persons who are directors and also officers and (b) shares owned by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or (iii) on or subsequent to the date of the transaction, the business combination is approved by the Board of Directors and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder.

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

Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

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

We have engaged an investor relations firm to create investor awareness for our Company. These campaigns may include non-deal road shows and personal, video and telephone conferences with investors and prospective investors in which our business and business practices are described. We provide compensation to our investor relations firm, and may in the future provide compensation to additional investor relations firms or financial advisory firms, for these services, and pay for newsletters, websites, mailings and email campaigns that are produced by third parties based upon publicly available information concerning us. We do not intend to review or approve of the content of such analyst reports or other writings and communications that are based upon analysts’ own research or methods. Investor relations firms are generally required to disclose when they are compensated for their efforts and the source of such compensation, but whether such disclosure is made or in compliance with applicable laws is not under our control. In addition, investors in the Company may, from time to time, take steps to encourage investor awareness through similar activities that may be undertaken at the expense of such investors. Investor awareness activities may also be suspended or discontinued which may impact the trading market of our common stock.

The SEC and the Financial Industry Regulatory Authority enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases. We and our stockholders may be subjected to enhanced regulatory scrutiny due to the fact that our affiliates hold a majority of our outstanding common stock and we have a limited number of shares of common stock that are publicly available for resale. The limited trading markets in which our shares of common stock may be offered or sold have often been associated with improper activities concerning penny-stocks, such as the OTCQB or the pink sheets.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires management to evaluate and assess the effectiveness of our internal control over financial reporting. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls over financial reporting, we could be subject to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. In the past, our management has determined that we did not maintain effective internal control over financial reporting due to certain material weaknesses. Although management has since determined that our disclosure controls and procedures are effective, we cannot provide any assurance that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline.

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

On December 16, 2016, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit in Delaware against Riot Games, Inc. and Valve Corporation for infringement of U.S. Patent Nos. 5,822,523 and 6,226,686 with respect to their online games League of Legends and Defense of the Ancients 2. These two patents were previously asserted against, and then licensed to, Microsoft, Sony, and Activision. In 2018, Valve Corporation moved to transfer the litigation from Delaware to the Western District of Washington which was granted by the court.

On November 2, 2017, Riot Games, Inc. filed a total of four petitions for inter partes review with the United States Patent and Trademark Office, two per patent held by Paltalk Holdings, Inc., seeking to have the Paltalk Holdings, Inc. patents declared invalid. On May 15, 2018, inter partes review was instituted, and on February 13, 2019, the Patent Trial and Appeal Board (the “PTAB”) held a hearing on the matter. Pursuant to U.S. patent laws and subject to certain exceptions, a final determination by the PTAB as to the validity of the patents will be issued by May 15, 2019.

To our knowledge, other than as described above, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “PEER.” Prior to our name change to “PeerStream, Inc.,” our common stock was quoted on the OTCQB under the symbol “STVI.”

The following table sets forth the range of the quarterly high and low bid price information for the fiscal quarters indicated below as reported by the OTCQB.

	High Bid* ($)	Low Bid* ($)
2018
Fourth Quarter	$5.90	$3.00
Third Quarter	$7.00	$3.40
Second Quarter	$7.50	$4.00
First Quarter	$7.60	$3.10
2017
Fourth Quarter	$8.31	$1.50
Third Quarter	$3.82	$2.99
Second Quarter	$5.00	$3.00
First Quarter	$11.00	$3.01

*	The over-the-counter market quotations of the bid prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

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

Holders

As of March 14, 2019, there were approximately 74 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Recent Sales of Unregistered Securities

On January 15, 2019, we issued 6,000 shares of our common stock to PCG Advisory, Inc. as consideration for investor relations services. The issuance of the shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction not involving a public offering.

There were no sales of unregistered securities during the year ended December 31, 2018 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table details our repurchases of common stock during the fourth quarter of the fiscal year ended December 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2018 – October 31, 2018	20,000	$—	—	$—
November 1, 2018 – November 30, 2018	—	—	—	—
December 1, 2018 – December 31, 2018	—	—	—	—
Total	—	—	—	—

(1)	Represents 20,000 shares withheld to satisfy tax withholding obligations for Clifford Lerner upon the vesting of restricted stock. The Company does not have a publicly announced program to repurchase shares of its common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

On January 31, 2019, we entered into an Asset Purchase Agreement with The Dating Company, LLC, pursuant to which we sold substantially all of the assets related to our online dating services business under the domain names FirstMet, 50more, and The Grade for a cash purchase price of $1.6 million, with $100,000 of the purchase price to be held in an escrow account to secure certain of our post-closing indemnification obligations. The closing of the asset sale was effective as of January 31, 2019.

Overview

We are a communications software innovator developing enhanced security and privacy solutions for video, voice, and text applications and data transmission. Our offerings target consumer, government and enterprise clients. Using multi-layered encryption, blockchain technology and other recent innovations, we are developing our proprietary PeerStream Protocol (“PSP”) to offer clients maximal data security and confidentiality over distributed or decentralized networks. We also recently launched our Backchannel product suite in private beta, which includes cross platform applications, middleware and software development kits (“SDKs”) designed to offer a highly secure end user communication experience when coupled with PSP. For 20 years, we have built and continue to operate innovative consumer applications, including Paltalk and Camfrog, two of the largest live video social communities. The Company has a long history of technology innovation and holds 26 patents.

In March 2018, we launched our proprietary software business centered around the development of PSP and Backchannel. In addition, we also began providing professional services to customize and integrate our software solutions to meet client needs. In late March 2018, we secured our first software licensing and implementation client, ProximaX Limited (“ProximaX”), by entering into a technology services agreement related to the development and implementation of PSP into ProximaX’s proprietary blockchain protocol. We are actively seeking to grow our software licensing and technology implementation business by securing additional clients to license PSP and/or Backchannel, as well as implement these products into their existing systems, and to develop new software and services for license.

We also operate a leading network of consumer applications that create a unique social media enterprise where users can meet, see, chat, broadcast and message in real time in a secure environment with others in our network. Our consumer applications generate revenue principally from subscription fees and advertising arrangements. As of March 14, 2019, our consumer applications were supported by a large user database which includes approximately 109,500 active subscribers worldwide which excludes active subscribers to our former dating applications that were sold in January 2019.

We believe that the scale of our subscriber base presents a competitive advantage in the video social networking industry and can present growth opportunities to advance existing products with up-sell opportunities as well as to build future brands with cross-sell offers.

Our continued growth depends on the expansion of our software licensing and implementation services business, attracting new consumer application users through the introduction of new applications and features and further penetration of our existing markets. Our principal growth strategy is to continue investing in the development of proprietary software, expand our sales and marketing efforts in respect to this software, and increase our consumer application user base through advertising campaigns that we run through internet and mobile advertising networks.

Operational Highlights and Objectives

During the year ended December 31, 2018, we executed key components of our objectives:

●	rebranded our corporate entity to PeerStream, Inc., which we believe better reflects our mission to connect peers and commitment to multimedia streaming and communications over peer networks;

●	began development and made significant progress towards completion of PSP, a video, voice, text and data communications protocol that leverages multi-layer encryption, blockchain technology and other recent innovations in offer maximal privacy and security for enterprise and government use cases;

●	launched a private beta version of Backchannel, our new secure video messaging suite of cross platform applications, middleware and SDKs designed to offer enhanced privacy benefits based on PSP’s decentralized architecture;

●	began providing consulting, services and support to corporate clients related to the implementation of our proprietary software solutions;

●	entered into a technology services agreement with ProximaX as the launch client of software licensing and technology implementation services business;

●	strengthened our relationship with ProximaX to become ProximaX’s preferred North American integration partner to expand the adoption of PSP via its integration within ProximaX;

●	entered into a Master Services Agreement with Chateaux Software Dev, Inc., a leading enterprise professional services development organizations with expertise in blockchain, to collaborate and execute on technology integration services projects; and

●	broadened the talent on our Blockchain Advisory Board.

In addition, in the portion of 2019 that has already transpired, we accomplished the following objectives:

●	completed the sale of our dating assets to The Dating Company LLC in order to focus on our core video applications and secure communications technology solutions;

●	entered into a partnership consisting of ElevenPaths, the cybersecurity unit of Telefonica USA, Inc., and Rivetz International SEZC, to offer next generation zero trust architecture for private and secure communications serving government and enterprise applications; and

●	continued to advance development of PSP and launched a test deployment of the software component of PSP that handles secure and private point-to-point data and text routing live on the ProximaX Limited Sirius platform’s public blockchain test net.

For the near term, our business objectives include:

●	completing development of PSP for a full commercial deployment, along with scaling up go-to-market efforts with the goal of building adoption and revenue;

●	enhancing the technology implementation services team and developing its resources in anticipate of customer demand;

●	deploying a commercial version of Backchannel to accompany PSP in offering what we believe will be a complete communications security solution to the market;

●	implementing several enhancements to our live video chat applications focused around new user acquisition, retention and monetization designed to increase usage and revenue opportunities;

●	growing our live video streaming entertainment content and increasing its exposure beyond Camfrog by extending this service to users of the Paltalk and TinyChat applications;

●	continuing to take steps towards listing our common stock on a national securities exchange; and

●	continuing to defend our intellectual property.

Sources of Revenue

Through the end of the first quarter of 2018, our sources of revenue were subscription, advertising and other fees generated from users of our video chat and dating products. Beginning in April 2018, we also started generating revenue through proprietary software licensing and technology implementation services as a result of our technology services agreement with ProximaX.

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

Historically, our dating applications generated revenue primarily through subscription fees. Multiple subscription tiers were offered in one-, three- and six-month terms. Longer-term plans (those with durations longer than one month) were generally available at discounted monthly rates. Pursuant to the terms of service of our dating platforms, subscriptions automatically renewed for periods of the same length and at the same price as the original subscription term until terminated by the subscriber. We also held occasional promotions that offered initial discounted subscriptions that renewed at the regular price. As described above, in January 2019 we sold substantially all of our dating assets for a cash purchase price of $1.6 million.

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

Advertising Revenue

Historically, we generated a portion of our revenue from our video and dating platforms through advertisements, and we still generate a portion of our revenue from advertisements through our video platforms through advertisements. Advertising revenue is dependent upon the volume of advertising impressions viewed by active users as well as the advertising inventory we place on our products. We recognize advertising revenue as earned on a click-through, impression, registration or subscription basis. When a user clicks on an advertisement (CPC basis), views an advertisement impression (CPM basis), registers for an external website via an advertisement by clicking on or through our application (CPA basis) or clicks on an offer to subscribe to premium features on the application, the contract amount is recognized as revenue.

Technology Services Revenue

Technology services revenue is generated under service agreements that we negotiate with our clients that describe the scope of the development, integration, engineering, licensing or other integration services that we will provide. Similar to our technology services agreement with ProximaX, we expect that future agreements will contain pricing terms that are customized based on the needs of the client, and may provide for compensation in the form of cash, cryptocurrency, tokens or a mix of cash, cryptocurrency and tokens. In addition, we expect that we will generate technology services revenue for our software solutions, such as PSP, through licenses to our clients that may be bundled into service packages with our technology implementation services clients or provided separately on a standalone basis. We also plan to generate technology services revenue by offering support services to licensees of our software for additional service fees.

Revenue under the technology services agreement with ProximaX is recognized based upon the level of services delivered in the periods in which they are provided. The contractual upfront fee included $5.0 million and was paid in the Ethereum cryptocurrency and subsequently converted into U.S. dollars. The Company recorded approximately $113,000 in transaction and conversion fees for the fiscal year ended December 31, 2018 associated with the conversion of Ethereum into U.S. dollars. The upfront payment also included 216.0 million tokens that are recognized as revenue under the percentage-of-completion method and are allocated ratably over the period of performance during the period in which the Company provides the related service, which is the expected life of the contract. The unearned portion is presented as deferred technology service revenue in the accompanying consolidated balance sheets.

Under our agreement with ProximaX, we are entitled to receive up to two additional $2.5 million payments from ProximaX upon the completion of certain development milestones set forth in the agreement. ProximaX has the option to pay us either in cash or certain highly liquid cryptocurrencies that were issued by ProximaX in its initial coin offering, which was completed in April 2018. Since April 2018, the market price of most cryptocurrencies has declined substantially. For instance, the market price of Ethereum, the principal cryptocurrency that ProximaX accepted in its initial coin offering, has declined by approximately 80% from a closing price of $670.81 as of April 30, 2018 to approximately $133 as of March 14, 2019. As a result, we expect that ProximaX may be unable to pay us in a sufficient amount of cryptocurrency, or at all, upon our completion of these development milestones, and as a recently formed entity, ProximaX may not have sufficient cash reserves to pay us in U.S. dollars. As a result, we may need to restructure the payment terms of our technology services agreement. However, there can be no assurance that we will be able to do so on terms that are economically favorable to us, or at all. Any failure by ProximaX to pay the amounts due under the technology services agreement upon our completion of the remaining development milestones would adversely affect our future results of operation. For additional information, see “Risk Factors— ProximaX may not have sufficient resources to make payments to us upon our completion of the remaining performance milestones under our technology services agreement.” To the extent we collect the remaining $5.0 million due under the agreement, such amounts will be recognized as revenue as the relevant service is performed using the output method, under which the basis of direct measurements reflects the value to the customer of the service transferred to date relative to the remaining services promised under the contract.

We review the expected milestone’s delivery date on an ongoing basis. Revisions to our estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

Costs and Expenses

Cost of revenue. Cost of revenue consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in data center and customer care functions, credit card processing fees, hosting fees, and data center rent and bandwidth costs. Beginning in April 2018, cost of revenue also began including compensation and other employee-related costs for technical personnel and subcontracting costs relating to technology service revenue. We expect to experience corresponding growth in our cost of revenue as our software licensing and technology implementation services business grows.

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

We expect sales and marketing expense to potentially increase in future periods if we gain positive market feedback and expand our efforts in executing our software licensing and technology implementation services strategy.

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

As a result of the launch of our software licensing and technology implementation services business, we anticipate product development expense to increase in future periods as we expect to hire additional developers dedicated to the internal development of new software and technologies we plan to offer for license.

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

	Year Ended December 31,
	2018	2017
Active subscribers (as of period end)	146,100	171,800
Subscription bookings	$19,580,218	$22,623,529
Net cash provided by (used in) operating activities	$2,732,767	$(730,758)
Net loss	$(3,797,217)	$(5,894,253)
Adjusted EBITDA	$2,239,133	$(1,930,574)
Adjusted EBITDA as percentage of total revenues	8.5%	(7.8)%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net loss adjusted to exclude interest income, net, other expense, net, income tax expense, depreciation and amortization expense, loss on disposal of property and equipment, impairment loss on digital tokens and stock-based compensation expense.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2018	2017
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(3,797,217)	$(5,894,253)
Interest income, net	(81,180)	(41,717)
Other expense, net	-	46,933
Income tax expense	3,001	228,972
Depreciation and amortization expense	1,987,173	2,132,496
Loss on disposal of property and equipment	-	17,074
Impairment loss on digital tokens	2,535,235	-
Stock-based compensation expense	1,592,121	1,579,921
Adjusted EBITDA	$2,239,133	$(1,930,574)

Results of Operations

The following table sets forth Consolidated Statements of Operations data for each of the periods indicated as a percentage of total revenues:

	Years Ended December 31,
	2018	2017
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	18.5%	19.6%
Sales and marketing expense	22.0%	31.6%
Product development expense	30.5%	35.9%
General and administrative expense	34.0%	35.7%
Total costs and expenses	105.1%	122.8%
Loss from operations	(5.1)%	(22.8)%
Interest income, net	0.3%	0.2%
Other expense, net	-%	(0.2)%
Impairment loss on digital tokens	(9.6)%	-%
Total other expense, net	(9.3)%	(0.0)%
Loss before provision for income taxes	(14.4)%	(22.8)%
Provision for income taxes	(0.0)%	(0.9)%
Net loss	(14.4)%	(23.7)%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Total revenues increased to $26,355,946 for the year ended December 31, 2018 from $24,841,283 for the year ended December 31, 2017. The increase is primarily driven by revenue generated under the technology services agreement with ProximaX, offset by a decline in subscription revenue due to a 15.0% decline in active subscribers, as well as a decrease in advertising revenue across all products.

In January 2019 we completed the sale of substantially all of our dating properties. Consequently, we expect that in future periods our total number of active subscribers, as well as our subscription revenue and advertising revenue, will be significantly lower than prior periods as the active subscribers, subscription revenue and advertising revenue derived from our dating properties will no longer be included in our results of operations.

We hope to reverse the decline in subscription revenue and advertising revenue through a variety of growth and optimization initiatives. In addition, we anticipate growth in other areas, such as by increasing the amount of technology services revenue derived from software licensing and technology implementation services. However, our ability to grow technology services revenue will be substantially dependent on our ability to obtain additional licensing and implementation clients, as well as to complete the remaining development milestones under our technology services agreement with ProximaX and collect the amounts owed by ProximaX thereunder. ProximaX may not have sufficient resources to pay these amounts when due. For additional information, see “Risk Factors— ProximaX may not have sufficient resources to make payments to us upon our completion of the remaining performance milestones under our technology services agreement.”

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenues for the year ended December 31, 2018 and the year ended December 31, 2017, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

	Years Ended December 31,		$ Increase	% Increase	% of Revenue Years Ended December 31,
	2018	2017	(Decrease)	(Decrease)	2018	2017
Subscription revenue	$20,048,063	$22,898,530	$(2,850,467)	(12.4)%	76.1%	92.2%
Advertising revenue	1,319,191	1,942,753	(623,562)	(32.1)%	5.0%	7.8%
Technology service revenue	4,988,692	-	4,988,692	100.0%	18.9%	-%
Total revenues	$26,355,946	$24,841,283	$1,514,663	6.1%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the year ended December 31, 2018 decreased by $2,850,467, or 12.4%, as compared to the year ended December 31, 2017. This decrease in subscription revenue for the year ended December 31, 2018 was driven primarily by a decrease in active subscribers of approximately 25,700, or 15.0%, partially as a result of diminished marketing and advertising spend of approximately $1.8 million related to our consumer applications as compared to the year ended December 31, 2017. In addition, we experienced a decline in our international markets for our video products, particularly the Middle East and Southeast Asia, where a decline in monthly active users, increased competitive forces and a change in the contractual arrangement with our primary payment processor in the region led to reduced paid usage.

Advertising Revenue

Our advertising revenue for the year ended December 31, 2018 decreased by $623,562, or 32.1%, as compared to the year ended December 31, 2017. The decrease in advertising revenue primarily resulted from a 22.0% decline in active users. We also believe the decrease was related to challenges in the digital advertising industry due to a greater emphasis on fraud control resulting in lower demand and pricing.

Technology Service Revenue

For the year ended December 31, 2018, we generated $4,988,692 of technology services revenue in exchange for providing certain development and related services to ProximaX to facilitate the integration of PSP into ProximaX’s proprietary blockchain protocol that is currently under development.

Technology service revenue is generated through software licensing and technology implementation services, which we began providing in March 2018, and consequently, we did not generate any technology service revenue in the year ended December 31, 2017.

Costs and Expenses

Total costs and expenses for the year ended December 31, 2018 reflect a decrease in costs and expenses of $2,805,241 or 9.2%, as compared to the year ended December 31, 2017. The following table presents our costs and expenses for the year ended December 31, 2018 and 2017, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Years Ended December 31,		$ Increase	% Increase	% of Revenue Years Ended December 31,
	2018	2017	(Decrease)	(Decrease)	2018	2017
Cost of revenue	$4,884,212	$4,861,315	$22,897	0.5%	18.5%	19.6%
Sales and marketing expense	5,794,551	7,847,235	(2,025,684)	(26.2)%	22.0%	31.6%
Product development expense	8,044,991	8,918,409	(873,418)	(9.8)%	30.5%	35.9%
General and administrative expense	8,972,353	8,874,389	97,964	1.1%	34.0%	35.7%
Total costs and expenses	$27,696,107	$30,501,348	$(2,805,241)	(9.2)%	105.1%	122.8%

Cost of revenue

Our cost of revenue for the year ended December 31, 2018 increased by $22,897, or 0.5%, as compared to the year ended December 31, 2017. The increase in cost of revenue for the year ended December 31, 2018 was primarily driven by an increase in compensation of approximately $413 thousand paid to our technical personnel and an increase in software expense of $351 thousand, both related to our increased focus on software licensing and technology implementation services. This increase was offset by a decrease in cost of revenue for Paltalk of approximately $732 thousand due to reduced hosting expenses, compensation, and processing fees as a result of a decline in subscription sales.

Sales and marketing expense

Our sales and marketing expense for the year ended December 31, 2018 decreased by $2,025,684, or 26.2%, as compared to the year ended December 31, 2017. The decrease in sales and marketing expense for the year ended December 31, 2018 was primarily due to a planned decrease in marketing and advertising spend of approximately $1.8 million for dating and video chat applications resulting from our strategic shift towards pursuing software licensing and technology implementation services. In addition, reduced headcount led to a decrease of approximately $100 thousand in compensation related expense.

Product development expense

Our product development expense for the year ended December 31, 2018 decreased by $873,418, or 9.8% as compared to the year ended December 31, 2017. The decrease in product development expenses for the year ended December 31, 2018 was primarily due to lower compensation and consulting expense of approximately $989 thousand resulting from decreased headcount in the product and engineering teams. These reductions were offset by an increase in compensation of approximately $123 thousand paid to our technical personnel related to our new technology service revenue.

General and administrative expense

Our general and administrative expense for the year ended December 31, 2018 increased by $97,964, or 1.1%, as compared to the year ended December 31, 2017. The increase in general and administrative expense for the year ended December 31, 2018 was primarily due to an increase in investor relations expense of approximately $75 thousand, bank service charges of approximately $113 thousand consisting of transaction fees relating to the conversion of cryptocurrency into U.S. dollars and an increase of approximately $154 thousand in stock compensation expense from new option grants, offset by a decrease in legal expense of approximately $318 thousand.

Non-Operating Loss

The following table presents the components of non-operating loss for the year ended December 31, 2018 and the year ended December 31, 2017, the increase or decrease between those periods and the percentage increase or decrease between those periods:

	Years Ended December 31,		$ Increase	% Increase	% of Revenue Years Ended December 31,
	2018	2017	(Decrease)	(Decrease)	2018	2017
Interest income, net	$81,180	$41,717	$39,463	94.6%	0.3%	0.2%
Other expense, net	-	(46,933)	46,933	(100.0)%	-%	(0.2)%
Impairment loss on digital tokens	(2,535,235)	-	(2,535,235)	100.0%	(9.6)%	-%
Total non-operating loss	$(2,454,055)	$(5,216)	$(2,448,839)	46,948.6%	(9.3)%	(0.0)%

Non-operating loss for the year ended December 31, 2018 increased by $2,448,839, or 46,948.6%, as compared to the year ended December 31, 2017. The increase in the non-operating loss was mainly driven by the $2,535,235 impairment loss on digital tokens offset slightly by higher interest on cash held in bank accounts.

Liquidity and Capital Resources

	Years Ended December 31,
	2018	2017
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$2,732,767	$(730,758)
Net cash used in investing activities	(342,651)	(219,227)
Net cash provided by financing activities	28,210	924,439
Net change in cash and cash equivalents	$2,418,326	$(25,546)

Currently, our primary source of liquidity is cash on hand and cash flows from continuing operations, and we believe that our cash balance and our expected cash flow from operations will be sufficient to meet all of our financial obligations for the twelve months from the date of this report. As of December 31, 2018 and December 31, 2017, we had $6,555,376 and $4,137,050 of cash and cash equivalents, respectively, and no long-term debt. As described above, in May 2018 we received approximately $5,000,000 of proceeds under our technology services agreement with ProximaX, and in June 2018 we received 216.0 million XPX tokens in connection with ProximaX’s initial coin offering. As of December 31, 2018, at approximately 5:00 PM, Eastern Time, XPX tokens were trading at a price equal to $0.005 per token, and our 216.0 million XPX tokens had an aggregate fair value of $1.0 million and a book value of $0.8 million.

We also recently completed the sale of substantially all of our dating properties in January 2019 for a cash purchase price of $1.6 million, with $100,000 of the purchase price to be held in an escrow account to secure certain of our post-closing indemnification obligations.

In the future, it is possible that we will need additional capital to fund our operations, particularly growth initiatives, which we expect we would raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. We may also attempt to raise capital through dispositions of our assets, such as by selling all or a portion of our XPX tokens or by disposing of Vumber or certain of our patents, which we refer to collectively as our non-core properties. Our need to generate additional capital will largely depend on future capital requirements, which in turn will depend on many factors including our growth rate, headcount, sales and marketing activities, research and development efforts and the introduction of new features, products, acquisitions and continued user engagement.

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

Operating Activities

Net cash provided by operating activities was $2,732,767 for the year ended December 31, 2018, as compared to net cash used in operating activities of $730,758 for the year ended December 31, 2017. This increase in net cash provided by operating activities of $3,463,525 was mainly a result of $5,000,000 of compensation received under our technology services agreement with ProximaX offset by $113,000 in transaction and conversion fees relating to the conversion of Ethereum into U.S. dollars. As a result of the general decline in cryptocurrency prices, we expect that ProximaX may be unable to pay us in a sufficient amount of cryptocurrency, or at all, upon our completion of the remaining development milestones under the technology services agreement. If ProximaX is unable to pay us or we are unable to successfully restructure the payment terms of the technology services agreement, it could decrease our net cash provided by operating activities in the periods in which such payments become due.

Other significant items impacting cash flow in the year ended December 31, 2018 included cash outlays relating to advertising and marketing expense and increased headcount related expense in the product development area. These uses of cash were offset in part by collections of subscription and advertising revenue received during the period.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 and 2017 was $342,651 and $219,227, respectively. The increase in cash used in investing activities for the year ended December 31, 2018 was primarily the result of increased purchases of computers and office furniture. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and software development.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 and 2017 was $28,210 and $924,439, respectively.

The primary reason for the decrease was due to a non-recurring private placement with Hershey Capital, LP (“Hershey Capital”) in the year ended December 31, 2017, pursuant to which we sold 200,000 shares of our common stock to Hershey Capital at a price of $5.00 per share for aggregate gross proceeds of $1.0 million.

Contractual Obligations and Commitments

On January 18, 2016, we entered into a lease agreement for office space located at 122 East 42nd Street in New York, NY and paid a security deposit in the amount of $37,000. The term of the lease runs until May 31, 2019. Our office rent payments under the lease are currently approximately $12,800 per month and escalate on an annual basis for each year of the term of the lease thereafter.

On September 18, 2017, the Company entered into a lease agreement for a second office space located at 122 East 42nd Street in New York, NY that expires in July 31, 2019 and paid a security deposit in the amount of $8,000. The term of the lease runs until July 31, 2019. Our office rent payments under the lease are currently approximately $4,000 per month.

On October 27, 2017, the Company entered into a lease agreement for an office space located at Sparks-Ledesma House 1306 East 7th Street in Austin, TX that expired in October 31, 2018. We paid a security deposit in the amount of $2,142. Our office rent payments under the lease were approximately $2,212 per month.

On June 7, 2016, we entered into a lease agreement with Jericho Executive Center LLC for office space at 30 Jericho Executive Plaza in Jericho, New York which commenced on September 1, 2016 and runs through November 30, 2021. Our office rent payments under the lease are currently approximately $6,100 per month.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

of PeerStream, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Peerstream, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016.

New York, New York

March 22, 2019

PEERSTREAM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
Current assets:
Cash and cash equivalents	$6,555,376	$4,137,050
Credit card holdback receivable	94,498	140,789
Accounts receivable, net of allowances and reserves of $34,546 and $42,006, as of December 31, 2018 and 2017, respectively	326,786	479,148
Prepaid expense and other current assets	288,721	228,296
Total current assets	7,265,381	4,985,283
Operating lease right-of-use asset	232,423	-
Property and equipment, net	577,911	622,712
Goodwill	13,086,472	13,086,472
Intangible assets, net	2,320,722	3,920,443
Digital tokens	832,892	-
Other assets	116,767	149,537
Total assets	$24,432,568	$22,764,447

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,842,947	$2,374,253
Accrued expenses and other current liabilities	737,945	405,646
Current portion of operating lease liabilities	114,789	-
Deferred subscription revenue	2,085,981	2,553,826
Deferred technology service revenue	3,379,435	-
Total current liabilities	9,161,097	5,333,725
Operating lease liabilities, non-current portion	117,634	-
Total liabilities	9,278,731	5,333,725
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 6,868,679 and 6,881,794 shares issued and outstanding as of December 31, 2018 and 2017, respectively	6,869	6,882
Additional paid-in capital	19,867,259	18,346,914
Accumulated deficit	(4,720,291)	(923,074)
Total stockholders’ equity	15,153,837	17,430,722
Total liabilities and stockholders’ equity	$24,432,568	$22,764,447

The accompanying notes are an integral part of these consolidated financial statements.

PEERSTREAM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017
Revenues
Subscription revenue	$20,048,063	$22,898,530
Advertising revenue	1,319,191	1,942,753
Technology service revenue	4,988,692	-
Total revenue	26,355,946	24,841,283
Costs and expenses
Costs of revenue	4,884,212	4,861,315
Sales and marketing	5,794,551	7,847,235
Product development	8,044,991	8,918,409
General and administrative	8,972,353	8,874,389
Total costs and expenses	27,696,107	30,501,348
Loss from operations	(1,340,161)	(5,660,065)
Interest income, net	81,180	41,717
Other expense, net	-	(46,933)
Impairment loss on digital tokens	(2,535,235)	-
Loss before provision for income taxes	(3,794,216)	(5,665,281)
Provision for income taxes	(3,001)	(228,972)
Net loss	$(3,797,217)	$(5,894,253)

Loss per share of common stock:
Basic and diluted	$(0.56)	$(0.91)
Weighted average number of common shares outstanding:
Basic and diluted	6,721,633	6,452,581

The accompanying notes are an integral part of these consolidated financial statements.

PEERSTREAM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Retained
			Additional	Earnings	Total
	Common	Stock	Paid-	(Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit)	Equity
Balance on January 1, 2017	6,714,915	$6,715	$15,865,568	$4,971,179	$20,843,462
Stock-based compensation expense for restricted stock awards and stock options	-	-	1,579,921	-	1,579,921
Shares issued for consulting services	12,000	12	39,588	-	39,600
Shares issued in connection with Security Purchase Agreement	200,000	200	999,800	-	1,000,000
Cancellation of common stock	(45,121)	(45)	(137,963)	-	(138,008)
Net loss	-	-	-	(5,894,253)	(5,894,253)
Balance on December 31, 2017	6,881,794	$6,882	$18,346,914	$(923,074)	$17,430,722
Stock-based compensation expense for restricted stock awards and stock options	-	-	1,592,121	-	1,592,121
Reconciliation of shares issued in stock-based compensation arrangement	522	1	-	-	1
Issuance of common stock for stock option exercises	6,363	6	28,204	-	28,210
Surrender of common stock for tax witholding	(20,000)	(20)	(99,980)	-	(100,000)
Net loss	-	-	-	(3,797,217)	(3,797,217)
Balance on December 31, 2018	6,868,679	$6,869	$19,867,259	$(4,720,291)	$15,153,837

The accompanying notes are an integral part of these consolidated financial statements.

PEERSTREAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,797,217)	$(5,894,253)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	387,452	447,746
Amortization of intangible assets	1,599,721	1,684,750
Reconciliation of shares issued in stock-based compensation arrangement	1	39,600
Surrender of common stock for tax withholding	(100,000)	(138,008)
Stock-based compensation expense	1,592,121	1,579,921
Loss on disposal of property and equipment	-	17,074
Bad debt expense	8,552	137,615
Digital tokens received as payment for services	(3,368,127)	-
Impairment loss on digital tokens	2,535,235	-
Changes in operating assets and liabilities:
Credit card holdback receivable	46,291	31,380
Accounts receivable	143,810	341,932
Prepaid expense and other current assets	(60,425)	819,187
Other assets	32,770	(10,555)
Accounts payable, accrued expenses and other current liabilities	800,993	717,223
Deferred rent	-	4,775
Deferred subscription revenue	(467,845)	(509,145)
Deferred technology service revenue	3,379,435	-
Net cash provided by (used in) operating activities	2,732,767	(730,758)
Cash flows from investing activities:
Purchases of property and equipment	(342,651)	(294,227)
Return of security deposits	-	75,000

Net cash used in investing activities	(342,651)	(219,227)
Cash flows from financing activities:
Payments of capital leases	-	(75,561)
Proceeds from issuance of common stock	28,210	1,000,000
Net cash provided by financing activities	28,210	924,439
Net increase (decrease) in cash and cash equivalents	2,418,326	(25,546)
Cash and cash equivalents at beginning of year	4,137,050	4,162,596
Cash and cash equivalents at end of year	$6,555,376	$4,137,050
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Operating lease right-of-use asset and liability	$232,423	$-
Cash paid in interest	$-	$12,899
Cash paid in income taxes	$-	$26,210
Cash investing and financing activities
Measurement period adjustments:
Goodwill	$-	$1,218,198
Deferred tax liability	$-	$1,452,339
Deferred subscription revenue	$-	$234,144

The accompanying notes are an integral part of these consolidated financial statements.

PEERSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

PeerStream, Inc. (“PeerStream” or “the Company”) is an innovator in communications applications and software that is designed to provide enhanced security and privacy capabilities for transmitting video, voice, text and data. The Company offers support to enterprise clients seeking to transition to blockchain-based technologies through the licensing of proprietary blockchain software, such as the Company’s PeerStream Protocol (“PSP”), a protocol for decentralized multimedia communications and live video streaming that is currently in development, as well as related advisory and implementation services for the Company’s products. The Company also operates a network of consumer applications where users can meet, see, chat, broadcast and message in real time in a secure environment with others in the Company’s network.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and were prepared in conformity with Generally Accepting Accounting Principles (“GAAP”) and with the requirements of the Security and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated upon consolidation.

Significant Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

Significant estimates relied upon in preparing these financial statements include the estimates used to determine the fair value of the stock options issued in share based payment arrangements, collectability of the Company’s accounts receivable, measurements of proportional performance under certain service contracts and the valuation allowance on deferred tax assets. Management evaluates these estimates on an ongoing basis. Changes in estimates are recorded in the period in which they become known. The Company bases estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates.

Revenue Recognition

In accordance with Accounting Standard Codification (“ASC”) No. 606, revenue from contracts with customers is recognized when control of the promised services is transferred to the customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Sales tax is excluded from reported revenue. The Company has elected the practical expedient allowable by the guidance to not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less.

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. Subscriptions are generally offered in durations of one-, three-, six- and twelve- month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying consolidated balance sheets. The deferred revenue at December 31, 2017 was $2,553,826, of which approximately $2,553,826 was subsequently recognized as subscription revenue during the year ended December 31, 2018. The ending balance of deferred revenue at December 31, 2018 was $2,085,981 which will be recognized over a term of one year.

In addition, the Company offers virtual gifts and micro-transactions to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within the month of purchase. Upon purchase, the virtual gifts are credited to the users’ account and is under the users’ control. Virtual gift and micro-transaction revenues are recognized upon the users’ utilization of such at the fixed transaction price and included in subscription revenue in the accompanying consolidated statements of operations. Virtual gift and micro-transaction revenue was $7,422,884 and $7,228,002 for the years ended December 31, 2018 and December 31, 2017, respectively.

Advertising Revenue

The Company generates advertising revenue from the display of advertisements on its products through contractual agreements with third parties that are based on the number of advertising impressions delivered. Measurements of impressions include when a customer clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), or registers for an external website via an advertisement by clicking on or through the application (CPA basis). Revenue related to fixed fee arrangements is recognized ratably over the published period of the advertisement. Advertising revenue is dependent upon traffic as well as the advertising inventory placed on the Company’s products.

Technology Service Revenue

Revenue under the technology services agreement with ProximaX is recognized based upon proportional performance using labor hours as the unit of measurement. The contractual upfront fee included $5.0 million and was paid in the Ethereum cryptocurrency and subsequently converted into U.S. dollars. The upfront fee also included 216.0 million XPX tokens. The total upfront fee is recognized as revenue under the input method based on proportional performance using labor hours as the unit of measurement. The unearned portion is presented as deferred technology service revenue in the accompanying consolidated balance sheets. Revisions to the Company’s estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of revenues in the Company’s consolidated statement of operations. There were no contract losses for the periods presented.

The remaining $5.0 million in payments under the technology services agreement will be recognized as revenue upon the Company’s fulfillment of contractually defined milestones.

Digital Tokens

Digital tokens consist of XPX tokens received in connection with the technology services agreement with ProximaX. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies and other digital tokens under current GAAP, the Company has determined to account for these tokens as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other until further guidance is issued by the Financial Accounting Standards Board (“FASB”).

Indefinite-lived intangible assets are recorded at cost and are not subject to amortization, but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If, at the time of an impairment test, the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to the excess is recognized. Fair value of the digital tokens is based on the quoted market prices on the Kryptono Exchange. The Company recorded an impairment charge in the amount of $2,535,235 for the year ended December 31, 2018.

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

Sales and marketing

Sales and marketing expense consists primarily of advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel engaged in sales and sales support functions. Advertising and promotional spend includes online marketing, including fees paid to search engines, and offline marketing, which primarily consists of partner-related payments to those who direct traffic to our brands. Total advertising expense for the year ended December 31, 2018 was approximately $5,278,245, and $6,994,700 for the year ended December 31, 2017.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize deferred taxes in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the accompanying Consolidated Balance Sheets.

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

The fair value of each option granted under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) and 2016 Long-Term Incentive Plan (the “2016 Plan”) was estimated using the Black-Scholes option-pricing model (see Note 7 for further details). Using this model, fair value is calculated based on assumptions with respect to the (i) expected volatility of the Company’s common stock price, (ii) expected life of the award, which for options is the period of time over which employees and non- employees are expected to hold their options prior to exercise, (iii) expected dividend yield on the Company’s common stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. Expected volatility is estimated based on the Company’s historical volatilities. The expected life of options has been determined using the “simplified” method, which uses the midpoint between the vesting date and the end of the contractual term. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying dividends in the foreseeable future.

Net Loss Per Share

Basic net loss per common share is determined using the two-class method and is computed by dividing net loss by the weighted-average number of common shares outstanding during the period as defined by ASC No. 260, Earnings Per Share. The two-class method is an earnings allocation formula that determines loss per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The two-class method treats a participating security as having rights to earnings that otherwise would have been available to common shareholders. According to the contractual terms of participating securities, such securities do not participate in losses.

Diluted net loss per common share reflects the more dilutive earnings per share amount calculated using the treasury stock method or the two-class method, taking into account any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and unvested shares of restricted common stock (using the treasury stock method). To the extent stock options and unvested shares of restricted common stock are antidilutive, they are excluded from the calculation of diluted loss per share.

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

Receivables

Accounts receivable are composed of amounts due from our advertising partners and from credit card processing companies following the initiation of subscription arrangements originated by our subscribers, which subscribers pay by credit cards. These receivables are unsecured and are typically settled by the payment processing company within several days of transaction processing accordingly, an allowance for doubtful accounts is considered. Accounts receivable from advertising partners and payment processing companies amounted to $326,786 and $479,148 on December 31, 2018 and December 31, 2017, respectively.

As of December 31, 2018, two advertising partners accounted for 23% of accounts receivable. As of December 31, 2017, three advertising partners accounted for 45% of accounts receivable.

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

The Company tests the recorded amount of goodwill for impairment on an annual basis on December 31 of each fiscal year or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. The Company has one reporting unit. The Company performed a qualitative assessment and concluded that no impairment existed as of December 31, 2018 and 2017.

Intangible Assets

The Company’s intangible assets represent definite lived intangible assets, which are being amortized on a straight-line basis over their estimated useful lives as follows:

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

Leases

In February 2016, the FASB issued ASC 842, Leases (“ASC 842”) to increase transparency and comparability among organizations by requiring the recognition of operating lease right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under ASC 842, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Company early adopted ASC 842 effective December 31, 2018 and elected to apply the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The standard had an impact on the Company’s consolidated balance sheets but did not have an impact on the Company’s consolidated statements of operations or consolidated statements of cash flows upon adoption. The most significant impact of ASC 842 was the recognition of ROU assets and lease liabilities for operating leases, while the Company’s accounting for finance leases remained substantially unchanged. The adoption of ASC 842 did not have a material impact in prior periods and as a result, a cumulative-effect adjustment was not required.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, credit card holdback receivable, accounts payable, approximate fair value due to the short-term nature of these instruments.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for the Company beginning in the first quarter of fiscal year 2020, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In June 2018, the FASB issued an ASU to simplify several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in this ASU are effective for the Company on January 1, 2019. The Company adopted this guidance, and its adoption did not have any significant impact on the Company’s consolidated financial statements and related disclosures.

3.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2018	2017
Computer equipment	$3,706,017	$3,706,017
Website development	2,685,093	2,342,442
Furniture and fixtures	89,027	89,027
Leasehold improvements	32,726	32,726
Total property and equipment	6,512,863	6,170,212
Less: Accumulated depreciation	(5,934,952)	(5,547,500)
Total property and equipment, net	$577,911	$622,712

Depreciation expense, which includes amortization of website development costs, for the years ended December 31, 2018 and 2017 was $387,452 and $447,746, respectively.

The Company only holds property and equipment in the United States.

4.	Intangible Assets

Intangible assets consist of the following:

	December 31,
	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$50,000	$(23,750)	$26,250	$50,000	$(21,250)	$28,750
Trade names, trademarks, product names, URLs	1,555,000	(840,979)	714,021	1,555,000	(585,478)	969,521
Internally developed software	2,720,000	(2,256,489)	463,511	2,720,000	(1,900,697)	819,303
Subscriber/customer relationships	4,219,000	(3,102,060)	1,116,940	4,219,000	(2,221,882)	1,997,118
Lead pool	282,000	(282,000)	-	282,000	(176,250)	105,750
Total intangible assets	$8,826,000	$(6,505,278)	$2,320,722	$8,826,000	$(4,905,557)	$3,920,443

Amortization expense for the years ended December 31, 2018 and 2017 was $1,599,721 and $1,684,750, respectively. The estimated aggregate amortization expense for each of the next five years and thereafter will be $1,087,333 in 2019, $592,681 in 2020, $444,167 in 2021, $149,944 in 2022 and $46,597 in 2023.

5.	Income Taxes

The Company’s provision for income taxes is comprised of the following:

	December 31,
	2018	2017
Current
Federal	$-	$-
State and local	3,001	228,972
Total Current	3,001	228,972
Deferred
Federal	-	-
State and local	-	-
Change in Valuation Allowance	-	-
Total Deferred	-	-
Total Provision (Benefit)	$3,001	$228,972

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred Tax Assets:
Net operating losses	$4,529,410	$4,327,027
Share-based compensation	1,061,421	868,222
Amortization of Intangible Assets	767,591	432,335
Tax Credits	62,969	62,969
Other	10,528	12,755
Subtotal	6,431,919	5,703,308
Less Valuation Allowance:	(6,339,578)	(5,649,582)
Total Deferred Tax Assets	92,341	53,726
Deferred Tax Liabilities:
Intangibles	-	-
Property and equipment	(92,341)	(53,726)
Other	-	-
Total Deferred Tax Liabilities	(92,341)	(53,726)
Net Deferred Tax Assets	$-	$-

In assessing the Company’s ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based on these factors including cumulative losses in recent years, the Company determined that its deferred tax assets are not realizable on a more-likely-than-not basis and has recorded a valuation allowance against its net deferred tax assets. The Company’s valuation allowance increased by $689,996 during 2018. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As of December 31, 2018, the Company has U.S. federal net operating loss carryforwards of approximately $20.2 million, which may be subject to annual limitations under Section 382 of the Internal Revenue Code. Approximately, $19.1 million of U.S. federal net operating loss carryforwards expire in 2028 to 2037, if not utilized. These net operating losses are available to offset 100% of future taxable income. The remaining $1.1 million of U.S. federal net operating loss may be carried forward indefinitely but are only available to offset 80% of future taxable income.

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate of 21% for 2018 and 34% for 2017 as follows:

	2018	2017
Income tax expense (benefit) at federal statutory rate	21.0%	34.0%
State and local taxes	(2.4)%	(2.6)%
Federal tax reform	0.0%	(55.0)%
Valuation allowance	(18.2)%	25.3%
Payable true-up	0.0%	(3.8)%
Other	(0.5)%	(1.9)%
Effective tax rate	(0.1)%	(4.0)%

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Among other things, the Tax Act (1) reduces the US statutory corporate income tax rate from 34% to 21% effective January 1, 2018 (2) eliminates the corporate alternative minimum tax (3) eliminates the Section 199 deduction (4) changes rules related to uses and limitations of net operating loss carryforwards beginning after December 31, 2017. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted.

Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to provide guidance on accounting for the tax effects of the Tax Act. The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the Tax Act was enacted. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the Tax Act not to extend beyond one year from the date of enactment. For the year ended December 31, 2017, the Company has recorded a provisional decrease in its deferred tax assets and liabilities of $3,116,794 with an offsetting adjustment to our valuation allowance. During 2018, the Company finalized the accounting for the tax effects of the Tax Act with no material changes to the provisional estimate recorded in prior periods.

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2018 the Company has no uncertain tax positions. There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2018.

The Company files a federal income tax return and income tax returns in various state tax jurisdictions. The open tax years for the federal income tax return is 2015 through 2018. The state income tax returns have varying statutes of limitations. The open tax years relating to any of the Company’s federal and state net operating losses begin in 2009.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2018	2017
Compensation, benefits and payroll taxes	$355,300	$310,775
Other accrued expenses	382,645	94,871
Total accrued expenses and other current liabilities	$737,945	$405,646

7.	Stockholders’ Equity

The 2011 Plan was terminated as to future awards on May 16, 2016. A total of 181,604 shares of the Company’s common stock may be delivered pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The 2016 Plan was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of December 31, 2018, there were 438,238 shares available for future issuance under the 2016 Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the years ended:

	December 31,
	2018	2017
Expected volatility	159.0-167.0%	116.1-159.0%
Expected life of option	5.2-6.2	5.0-7.0
Risk free interest rate	2.3-2.9%	1.7-2.2%
Expected dividend yield	0.0%	0.0%

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

The following tables summarize stock option activity during the year ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	980,588	$5.02
Granted	120,130	6.02
Exercised during period	(6,363)	4.43
Expired or canceled, during the period	(1,429)	42.35
Forfeited, during the period	(55,129)	4.54
Outstanding at December 31, 2018	1,037,797	$5.12
Exercisable at December 31, 2018	611,810	$5.89

On May 22, 2018, the Compensation Committee of the Company’s Board of Directors awarded Eric Sackowitz, Chief Technology Officer, a stock option representing the right to purchase 15,000 shares of common stock at an exercise price equal to $5.70 per share. The shares underlying these stock options vest in four equal installments on each anniversary of the date of grant. Stock compensation expense recognized for this performance award for the year ended December 31, 2018 was $16,464.

During the year ended December 31, 2018, stock options representing the right to purchase 6,363 shares of common stock were exercised, with total proceeds of $28,210.

On December 31, 2018, the aggregate intrinsic value of stock options that were outstanding and exercisable was $725,604 and $365,861, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the year ended December 31, 2018, the Company granted options to employees to purchase an aggregate of 120,130 shares of common stock. These options vest between one and four years and have a term of ten years and have a weighted average exercise price of $6.02.

The aggregate fair value for the options granted during the years ended December 31, 2018 and 2017 was $708,501 and $1,740,578, respectively.

At December 31, 2018, there was $1,186,251 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.84 years.

Stock-based compensation expense for the Company’s stock options included in the consolidated statements of operations is as follows:

	Year ended December 31,
	2018	2017
Cost of revenue	$2,398	$4,302
Sales and marketing expense	985	1,784
Product development expense	27,919	166,783
General and administrative expense	819,325	665,556
Total stock-based compensation expense	$850,627	$838,425

Restricted Stock Awards

The following table summarizes restricted stock award activity for the year ended December 31, 2018:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at January 1, 2018	158,571	$20.29
Granted	-	-
Surrender for tax withholding, during the period	(20,000)	20.29
Vested	(59,286)	20.29
Unvested at December 31, 2018	79,286	$20.29

At December 31, 2018, there was $556,122 of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 0.8 years.

Stock-based compensation expense relating to restricted stock awards for the years ended December 31, 2018 and 2017 was $741,494 and $741,496, respectively, which is included in general and administrative expense in the consolidated financial statements.

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

On October 7, 2018, 79,285 shares of Mr. Lerner’s restricted stock vested. Pursuant to the Restricted Stock Award Amendments, the Company was required, in order to assist Mr. Lerner in satisfying his tax withholding obligations with respect to the vesting restricted shares, to withhold 20,000 shares of vesting restricted common stock. The remaining amount of the tax withholding obligation was paid by Mr. Lerner and Mr. Lerner’s unvested shares of restricted common stock will continue to vest as scheduled. The remaining 79,286 shares will vest on October 7, 2019.

9.	Net Loss Per Share

The following table summarizes the net loss per share calculation:

	Years Ended December 31,
	2018	2017
Net loss - basic and diluted	$(3,797,217)	$(5,894,253)
Weighted average shares outstanding – basic and diluted	6,721,633	6,452,581
Per share data:
Basic and diluted	$(0.56)	$(0.91)

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted loss per share, since the result would be anti-dilutive. Common stock equivalents not included in the calculations of diluted loss per share because to do so would have been anti-dilutive, include stock options and unvested shares of restricted common stock of 1,037,797 and 980,588 for the years ended December 31, 2018 and 2017, respectively.

10.	Leases

Operating Leases

On January 18, 2016, the Company entered into a lease agreement for office space located at 122 East 42nd Street in New York, NY and paid a security deposit in the amount of $37,000. The term of the lease runs until May 30, 2019. The Company’s monthly office rent payments under the lease are currently approximately $12,800 per month and escalate on an annual basis for each year of the term of the lease thereafter.

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

As of December 31, 2018, the Company had no long-term leases that were classified as a financing lease. As of December 31, 2018, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expenses for the year ended December 31, 2018 was $ 293,428, and is recorded in general and administrative expense on the consolidated statements of operations.

Year Ended
12/31/2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$-
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$232,423
Weighted Average Remaining Lease Term
Operating leases	3.0
Weighted Average Discount Rate
Operating leases	3.7%

On December 31, 2018, future minimum payments under non-cancelable operating leases were as follows:

For the years ending December 31,	Amount
2019	$183,302
2020	89,520
2021	84,370
Total	$357,192

11.	Commitments and contingencies

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

Riot Games, Inc. has filed a total of four inter partes reviews at the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office, two per patent held by Paltalk Holdings, Inc., seeking to have the Paltalk Holdings, Inc. patents declared invalid. The PTAB held a hearing on February 13, 2019 in connection with the previously announced patent infringement lawsuit against Riot Games, Inc. and Valve Corporation patent office and is expected to rule on these motions by May 15, 2019.

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of December 31, 2018.

12.	Subsequent Events

Sale of Dating Assets

On January 31, 2019, the Company entered into an Asset Purchase Agreement with The Dating Company, LLC, pursuant to which the Company sold substantially all of the assets related to its online dating services business under the domain names FirstMet, 50more, and The Grade for a cash purchase price of $1.6 million, with $100,000 of the purchase price to be held in an escrow account to secure certain of the Company’s post-closing indemnification obligations. The closing of the asset sale was effective as of January 31, 2019.

Recent Sales of Unregistered Securities

On January 15, 2019, we issued 6,000 shares of our common stock to PCG Advisory, Inc. as consideration for investor relations services. The issuance of the shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction not involving a public offering.

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

Based on the evaluation as of December 31, 2018, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

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

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018, and based on that evaluation, management concluded that our internal control over financial reporting was effective. Therefore, our management, including our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

’

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

3.	Exhibits

The following exhibits are required by Item 601 of Regulation S-K.

(a) Documents filed as part of this Annual Report.

2.	Financial Statement Schedules

3.	Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed herewith:

2.1#	Agreement and Plan of Merger, dated September 13, 2016, by and among PeerStream, Inc., SAVM Acquisition Corporation, A.V.M. Software, Inc. and Jason Katz (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 14, 2016 by the Company with the SEC).

2.2#	Agreement and Plan of Merger, dated as of September 6, 2017, by and among LiveXLive Media, Inc., LXL Video Acquisition Corp., PeerStream, Inc. and Jason Katz (as the Stockholders’ Agent) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed September 8, 2017 by the Company with the SEC).

2.3#	Amendment No. 1, dated as of October 3, 2017, to the Agreement and Plan of Merger, dated as of September 6, 2017, by and among LiveXLive Media, Inc., LXL Video Acquisition Corp., PeerStream, Inc. and Jason Katz (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of the Company filed October 10, 2017 by the Company with the SEC).

2.4#	Amendment No. 2, dated as of October 10, 2017, to the Agreement and Plan of Merger, dated as of September 6, 2017, by and among LiveXLive Media, Inc., LXL Video Acquisition Corp., PeerStream, Inc. and Jason Katz (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K of the Company filed October 10, 2017 by the Company with the SEC).

2.5#	Asset Purchase Agreement, by and between PeerStream, Inc. and The Dating Company, LLC, dated as of January 31, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on February 4, 2018 by the Company with the SEC).

3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed February 11, 2011 by the Company with the SEC).

3.2	Certificate of Amendment to Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed February 11, 2011 by the Company with the SEC).

3.3	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of the Company filed on March 14, 2016 by the Company with the SEC).

3.4	Certificate of Amendment to Certificate of Incorporation, dated May 19, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

3.5	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2017 (incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed on March 28, 2017 by the Company with the SEC).

3.6	Certificate of Amendment to Certificate of Incorporation, dated May 25, 2017 (incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2017 by the Company with the SEC).

3.7	Certificate of Amendment to Certificate of Incorporation, effective March 12, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 13, 2018 by the Company with the SEC).

3.8	Amended and Restated By-Laws of PeerStream, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-52176) of the Company filed April 25, 2012 by the Company with the SEC).

3.9	Amendment No. 1 to the Amended and Restated By-Laws of PeerStream, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed September 8, 2017 by the Company with the SEC).

3.10	Amendment No. 2 to the Amended and Restated By-Laws of PeerStream, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on March 13, 2018 by the Company with the SEC).

4.1	Specimen Stock Certificate of PeerStream, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-226003) of the Company filed on November 27, 2018 by the Company with the SEC).

10.1	Statement of Rights and Responsibilities, by and between PeerStream, Inc. and Facebook Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.2	Registered Apple Developer Agreement, by and between PeerStream, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.3	iOS Developer Program License Agreement, by and between PeerStream, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.4†	Amended and Restated PeerStream, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-52176) of the Company filed on November 14, 2011 by the Company with the SEC).

10.5†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.6†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.7†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.8†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-52176) of the Company filed on November 14, 2011 by the Company with the SEC).

10.9†	PeerStream, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 16, 2016 by the Company with the SEC).

10.10†	First Amendment to PeerStream, Inc. 2016 Long Term Incentive Plan, dated as of April 10, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 30, 2017 by the Company with the SEC).

10.11†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.12†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.13†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.14†	Executive Employment Agreement, dated February 28, 2014, by and between Alexander Harrington and PeerStream, Inc. (incorporated by reference to Exhibit 10.21 to the Post-Effective Amendment No. 4 to the Registration Statement on Form S-1 of the Company filed on March 25, 2014 by the Company with the SEC).

10.15†	First Amendment to Executive Employment Agreement, effective as of March 19, 2015, by and between PeerStream, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 25, 2015 by the Company with the SEC).

10.16†	Second Amendment to Executive Employment Agreement, effective as of October 13, 2015, by and between PeerStream, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 14, 2015 by the Company with the SEC).

10.17†	Third Amendment to Executive Employment Agreement, effective as of March 3, 2016, by and between PeerStream, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 7, 2016 by the Company with the SEC).

10.18†	Fourth Amendment to Executive Employment Agreement, dated October 7, 2016, by and between PeerStream, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.19†	Option Cancellation and Release Agreement, effective as of October 13, 2015, by and between PeerStream, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on October 14, 2015 by the Company with the SEC).

10.20†	Nonqualified Stock Option Agreement, dated as of October 13, 2015, by and between PeerStream, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on October 14, 2015 by the Company with the SEC).

10.21†	Nonqualified Stock Option Agreement, dated as of April 13, 2017, by and between PeerStream, Inc. and Alexander Harrington (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 19, 2017 by the Company with the SEC).

10.22†	Executive Employment Agreement, dated October 7, 2016, by and between PeerStream, Inc. and Jason Katz (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.23†	Executive Employment Agreement, dated November 14, 2016, by and between PeerStream, Inc. and Judy Krandel (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on November 16, 2016 by the Company with the SEC).

10.24†	Employment Agreement, dated October 7, 2016, by and between PeerStream, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.25†	Restricted Stock Award Agreement, dated as of December 14, 2011, by and between PeerStream, Inc. and Clifford Lerner (incorporated by reference to Exhibit 99.1 to the Amendment No. 1 to Schedule 13D of Mr. Lerner filed on December 19, 2011 by Mr. Lerner with the SEC).

10.26†	Restricted Stock Cancellation and Release Agreement, dated as of March 3, 2016, by and between Clifford Lerner and PeerStream, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on March 7, 2016 by the Company with the SEC).

10.27†	Restricted Stock Award Agreement, dated as of March 3, 2016, by and between Clifford Lerner and PeerStream, Inc. (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed March 14, 2016 by the Company with the SEC).

10.28†	First Amendment to Restricted Stock Award Agreement, dated October 7, 2016, by and between PeerStream, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.29†	First Amendment to Restricted Stock Award Agreement, dated October 7, 2016, by and between PeerStream, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.30†	Employment Agreement, dated May 5, 2017, by and between PeerStream, Inc. and Eric Sackowitz (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 11, 2017 by the Company with the SEC).

10.31†	Option Cancellation and Release Agreement, dated May 5, 2017, by and between PeerStream, Inc. and Eric Sackowitz (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on May 11, 2017 by the Company with the SEC).

10.32	Exchange Agreement, dated July 13, 2016, by and among PeerStream, Inc., Sigma Opportunity Fund II, LLC and Sigma Capital Advisors, LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.33	Subordinated Multiple Advance Term Note, dated July 18, 2016, by and between PeerStream, Inc. and A.V.M. Software, Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.34	Security Agreement, dated July 18, 2016, by and between PeerStream, Inc. and A.V.M. Software, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.35	Escrow Agreement, dated October 7, 2016, by and among PeerStream, Inc., Jason Katz and Corporate Stock Transfer, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.36	Registration Rights Agreement, dated October 7, 2016, by and between PeerStream, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.37†	Form of Indemnification Agreement executed by Jason Katz, Alexander Harrington, Yoram “Rami” Abada, Lance Laifer, Clifford Lerner, Michael Levit and John Silberstein. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 15, 2017 by the Company with the SEC).

10.38	Securities Purchase Agreement, dated December 19, 2017, by and between PeerStream, Inc. and Hershey Strategic Capital, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on December 20, 2017 by the Company with the SEC).

10.39	Agreement of Lease, dated February 4, 2015 by and between PeerStream, Inc. and 320 W 37 LLC (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of the Company filed on March 5, 2015 by the Company with the SEC).

10.40	Lease Cancellation Agreement, dated as of March 3, 2017, by and between PeerStream, Inc. and 320 W 37 LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company filed on May 11, 2017 by the Company with the SEC).

10.41	Technology Services Agreement, dated as of March 21, 2018, by and between PeerStream, Inc. and ProximaX Limited (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of the Company filed March 22, 2018 by the Company with the SEC).

10.42†	Employment Agreement, dated May 5, 2017, by and between PeerStream, Inc. and Arash Vakil (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed on May 9, 2018).

10.43†	First Amendment to Executive Employment Agreement, dated June 8, 2018, by and between PeerStream, Inc. and Eric Sackowitz (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 12, 2018 by the Company with the SEC).

10.44	Confidential Memorandum of Understanding, dated May 8, 2018, by and between the Company and Clifford Lerner (incorporated by reference to Exhibit 99.10 to the Schedule 13D/A of Clifford Lerner filed on May 10, 2018).

10.45	Amended and Restated Confidential Memorandum of Understanding, dated June 15, 2018, by and between the Company and Clifford Lerner (incorporated by reference to Exhibit 99.12 to Amendment No. 7 to the Schedule 13D filed by Clifford Lerner with the SEC on June 19, 2018).

10.46†	Consulting Agreement, dated June 15, 2018, by and between the Company and Clifford Lerner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 19, 2018 by the Company with the SEC).

10.47	First Amendment to Registration Rights Agreement, dated June 15, 2018, by and between the Company and Clifford Lerner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on June 19, 2018 by the Company with the SEC).

10.48†	Second Amendment to Restricted Stock Award Agreement, dated June 15, 2018, by and between the Company and Clifford Lerner (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on June 19, 2018 by the Company with the SEC).

10.49†	Second Amendment to Restricted Stock Award Agreement, dated June 15, 2018, by and between the Company and Clifford Lerner (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on June 19, 2018 by the Company with the SEC).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. PeerStream, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
†	Management contract or compensatory plan arrangement.
*	Filed herewith.
**	The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of PeerStream, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2019	PEERSTREAM, INC.

	By:	/s/ Alexander Harrington
Alexander Harrington
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Harrington	Chief Executive Officer and Director	March 22, 2019
Alexander Harrington	(Principal Executive Officer)

/s/ Judy Krandel	Chief Financial Officer	March 22, 2019
Judy Krandel	(Principal Accounting Officer and Principal Financial Officer)

/s/ Jason Katz	President, Chief Operating Officer,	March 22, 2019
Jason Katz	Chairman of the Board, Director

/s/ Yoram “Rami” Abada	Director	March 22, 2019
Yoram “Rami” Abada

/s/ Michael Jones	Director	March 22, 2019
Michael Jones

/s/ Lance Laifer	Director	March 22, 2019
Lance Laifer

/s/ Michael Levit	Director	March 22, 2019
Michael Levit

/s/ John Silberstein	Director	March 22, 2019
John Silberstein