Form 10-Q
period 2019-03-31
PeerStream, Inc.
filed 2019-04-30
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2019
Common Stock, par value $0.001 per share	6,874,679

PEERSTREAM, INC. QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PeerStream, Paltalk, our logo and other trademarks or service marks appearing in this report are the property of PeerStream, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective owners. Solely for convenience, the trademarks, service marks and trade names included in this report are without the ®, or other applicable symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our increasing focus on the use of new and novel technologies, such as blockchain, to enhance our applications, and our ability to timely complete development of applications using new technologies;

●	our ability to effectively market and generate revenue from our software licensing and technology implementation services;

●	the ability of ProximaX Limited (“ProximaX”) to have sufficient resources to make payments to us upon our completion of the remaining performance milestones under our technology services agreement;

●	our ability to generate and maintain active subscribers and to maintain engagement with our user base;

●	development and acceptance of blockchain technologies and the continuing growth of the blockchain industry;

●	the intense competition in the industries in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	legal and regulatory requirements related to our cryptocurrencies holdings and accepting cryptocurrencies as a method of payment for our services;

●	risks related to our holdings of XPX tokens, including risks related to the volatility of the trading price of the XPX tokens and our ability to convert XPX tokens into fiat currency;

●	our ability to develop functional new blockchain-based technologies that will be accepted by the marketplace, including PeerStream Protocol;

●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple Inc. (“Apple”), Facebook, Inc. (“Facebook”) and Alphabet Inc. (“Google”) and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;

●	our ability to obtain additional capital or financing to execute our business plan, including through offerings of debt or equity;

●	our ability to develop, establish and maintain strong brands;

●	the effects of current and future government regulation, including laws and regulations regarding the use of the internet, privacy and protection of user data and blockchain and cryptocurrency technologies;

●	our ability to manage our partnerships and strategic alliances, including the resolution of any material disagreements and the ability of our partners to satisfy their obligations under these arrangements;

●	our ability to offset fees associated with the distribution platforms that host our applications;

ii

●	our reliance on our executive officers;

●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;

●	our ability to release new applications on schedule or at all, as well as our ability to improve upon existing applications;

●	our ability to update our applications to respond to rapid technological changes;

●	our ability to protect our intellectual property rights;

●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;

●	the ability of foreign governments to restrict access to our applications or impose new regulations, including the European Union’s General Data Protection Regulation (“GDPR”);

●	the reliance of our mobile applications on having a mobile data plan and/or Wi-Fi access to gain internet connectivity;

●	our reliance on third party investor relations firms to help create awareness of our Company and compliance by such third parties with regulatory requirements related to promotional reports;

●	the effect of security breaches, computer viruses and computer hacking attacks;

●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to effectively integrate companies and properties that we acquire;

●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;

●	the risk that we may face litigation resulting from the transmission of information through our applications;

●	our ability to attract and retain qualified employees; and

●	our ability to maintain effective internal controls over financial reporting.

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2019. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this report, except to the extent required by applicable securities laws.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEERSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$5,269,274	$6,555,376
Credit card holdback receivable	94,428	94,498
Accounts receivable, net of allowances and reserves of $34,546 as of March 31, 2019 and December 31, 2018	120,483	326,786
Prepaid expense and other current assets	333,396	269,668
Current assets held for sale	-	19,053
Total current assets	5,817,581	7,265,381
Operating lease right-of-use asset	183,731	232,423
Property and equipment, net	588,372	577,911
Goodwill	13,086,472	13,086,472
Intangible assets, net	820,141	884,223
Digital tokens	832,892	832,892
Other assets	117,247	116,767
Noncurrent assets held for sale	-	1,436,499
Total assets	$21,446,436	$24,432,568

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,479,979	$2,842,947
Accrued expenses and other current liabilities	374,680	737,945
Current portion of operating lease liabilities	76,250	114,789
Deferred subscription revenue	1,489,465	1,468,571
Deferred technology service revenue	1,631,105	3,379,435
Current liabilities held for sale	-	617,410
Total current liabilities	5,051,479	9,161,097
Operating lease liabilities, non-current portion	107,480	117,634
Total liabilities	5,158,959	9,278,731
Commitments and Contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; and 6,874,679 shares and 6,868,679 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	6,875	6,869
Additional paid-in capital	20,354,278	19,867,259
Accumulated deficit	(4,073,676)	(4,720,291)
Total stockholders’ equity	16,287,477	15,153,837
Total liabilities and stockholders’ equity	$21,446,436	$24,432,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Subscription revenue	$3,004,355	$3,837,406
Advertising revenue	120,490	232,998
Technology service revenue	1,748,330	-
Total revenues	4,873,175	4,070,404
Costs and expenses:
Cost of revenue	952,219	745,626
Sales and marketing expense	377,151	365,979
Product development expense	1,771,565	1,726,596
General and administrative expense	1,877,472	1,725,292
Total costs and expenses	4,978,407	4,563,493
Loss from continuing operations	(105,232)	(493,089)
Interest income, net	29,957	2,938
Loss from continuing operations before provision for income taxes	(75,275)	(490,151)
Benefit (expense) for income taxes	158,990	-
Net income (loss) from continuing operations	83,715	(490,151)
Discontinued Operations:
Gain on sale from discontinued operations	826,770	-
Loss from discontinued operations	(104,880)	(318,503)
Income tax expense on discontinued operations	(158,990)	-
Net income (loss) from discontinued operations	562,900	(318,503)
Net income (loss)	$646,615	$(808,655)

Basic net income (loss) per share of common stock:
Continuing operations	$0.01	$(0.07)
Discontinued operations	0.08	(0.05)
Basic net income (loss) per share of common stock	$0.09	$(0.12)
Diluted net income (loss) per share of common stock:
Continuing operations	$0.01	$(0.07)
Discontinued operations	0.08	(0.05)
Diluted net income (loss) per share of common stock	$0.09	$(0.12)
Weighted average number of shares of common stock used in calculating net income (loss) per share of common stock:
Basic	6,794,660	6,881,794
Diluted	6,794,660	6,881,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders ’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	6,881,794	$6,882	$18,346,914	$(923,074)	$17,430,722
Stock-based compensation expense for restricted stock awards and stock options	-	-	389,215	-	389,215
Net loss	-	-	-	(808,655)	(808,655)
Balance at March 31, 2018	6,881,794	$6,882	$18,736,129	$(1,731,729)	$17,011,282

Balance at January 1, 2019	6,868,679	$6,869	$19,867,259	$(4,720,291)	$15,153,837
Stock-based compensation expense for restricted stock awards and stock options	-	-	452,525	-	452,525
Issuance of common stock for consulting services	6,000	6	34,494	-	34,500
Net income	-	-	-	646,615	646,615
Balance at March 31, 2019	6,874,679	$6,875	$20,354,278	$(4,073,676)	$16,287,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$646,615	$(808,655)
Less: Income (loss) from discontinued operations	562,900	(318,503)
Income (loss) from continuing operations	$83,715	$(490,151)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation of property and equipment	88,614	99,990
Amortization of intangible assets	64,082	137,771
Stock-based compensation expense	452,525	389,215
Common stock issued for consulting services	34,500	-
Changes in operating assets and liabilities:
Credit card holdback receivable	70	15,105
Accounts receivable	206,303	34,426
Prepaid expenses and other current assets	(63,728)	11,797
Other assets and other receivables	(481)	11,613
Accounts payable, accrued expenses and other current liabilities	(1,726,234)	(571,215)
Deferred subscription revenue	20,894	(52,900)
Deferred technology service revenue	(1,748,330)	-
Net cash used in continuing operating activities	(2,588,070)	(414,349)
Net cash used in discontinued operating activities	(198,957)	(128,682)
Net cash used in operating activities	(2,787,027)	(543,031)
Cash flows from investing activities:
Purchases of property and equipment	(99,075)	(79,950)
Net cash used in continuing investing activities	(99,075)	(79,950)
Net cash provided by discontinued investing activities	1,600,000	-
Net cash provided by (used in) investing activities	1,500,925	(79,950)
Cash flows from financing activities:
Net cash provided by (used in) continuing financing activities	-	-
Net cash provided by (used in) discontinued financing activities	-	-
Net cash provided by (used in) financing activities	-	-
Net decrease in cash and cash equivalents	(1,286,102)	(622,981)
Balance of cash and cash equivalents at beginning of period	6,555,376	4,137,050
Balance of cash and cash equivalents at end of period	$5,269,274	$3,514,069
Supplemental disclosure of cash flow information
Operating lease right-of-use asset and liability	$48,692	$-
Cash paid in interest	$-	$-
Cash paid in income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Description of Business

The accompanying condensed consolidated financial statements include PeerStream, Inc. and its wholly owned subsidiaries, A.V.M Software, Inc., Paltalk Software Inc., Paltalk Holdings, Inc., Tiny Acquisition Inc., Camshare, Inc., Fire Talk LLC and Vumber LLC (collectively, the “Company,” “we,” “our” or “us”).

The Company is an innovator in communications applications and software designed to provide enhanced security and privacy capabilities for transmitting video, voice, text and data. Our offerings target consumer, government and enterprise clients. Using multi-layered encryption, blockchain technology and other recent innovations, we are developing our proprietary PeerStream Protocol (“PSP”) to offer clients maximal data security and confidentiality over distributed or decentralized networks. We also recently launched our Backchannel product suite in private beta, which includes cross platform applications, middleware and software development kits (“SDKs”) designed to offer a highly secure end user communication experience when coupled with PSP. For 20 years, we have built and continue to operate innovative consumer applications, including Paltalk and Camfrog, two of the largest live video social communities. The Company has a long history of technology innovation and holds 26 patents.

The condensed consolidated financial statements included in this report have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The Company has not included certain information and notes required by GAAP for complete financial statements pursuant to those rules and regulations, although it believes that the disclosure included herein is adequate to make the information presented not misleading. The condensed consolidated financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 22, 2019 (the “Form 10-K”).

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheet, results of operations, cash flows and changes in the stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results and the results for the three months ended March 31, 2019 are not necessarily indicative of results for the year ending December 31, 2019, or for any other period.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the current presentation. These reclassifications have no impact on the previously reported net loss.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Form 10-K.

During the three months ended March 31, 2019, there were no significant changes made to the Company’s significant accounting policies.

Significant Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

Significant estimates relied upon in preparing these financial statements include the estimates used to determine the fair value of the stock options issued in share-based payment arrangements, collectability of the Company’s accounts receivable, measurements of proportional performance under certain service contracts and the valuation allowance on deferred tax assets. Management evaluates these estimates on an ongoing basis. Changes in estimates are recorded in the period in which they become known. The Company bases estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for the Company beginning in the first quarter of fiscal year 2020, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In June 2019, the FASB issued an ASU to simplify several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718, Compensation—Stock Compensation (“Topic 718”), to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC No. 606, Revenue from Contracts with Customers (“ASC 606”). The amendments in this ASU became effective for the Company on January 1, 2019. The Company adopted this guidance, and its adoption did not have any significant impact on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that utilizes expected credit losses to provide for an allowance for credit losses for financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement includes the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods with early adoption permitted for fiscal years beginning after December 31, 2018 and interim periods within such year. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue

In accordance with ASC No. 606, revenue from contracts with customers is recognized when control of the promised services is transferred to the customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. Sales tax is excluded from reported revenue. The Company has elected the practical expedient allowable by the guidance to not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less.

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the three months ended March 31, 2019 and 2018, subscriptions were offered in durations of one-, three-, six- and twelve- month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets. The deferred revenue at December 31, 2018 was $1,468,571, of which approximately $709,044 was subsequently recognized as subscription revenue during the three months ended March 31, 2019. The ending balance of deferred revenue at March 31, 2019 was $1,489,465.

In addition, the Company offers virtual gifts and micro-transactions to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and is under the users’ control. Virtual gift and micro-transaction revenue are recognized upon the users’ utilization of such at the fixed transaction price and included in subscription revenue in the accompanying condensed consolidated statements of operations. Virtual gift and micro-transaction revenue was approximately $1,420,834 and $2,010,477 for the three months ended March 31, 2019 and 2018, respectively.

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

Technology Service Revenue

Revenue under the Company’s technology services agreement with ProximaX Limited (“ProximaX”) is recognized based upon proportional performance using labor hours as the unit of measurement. The contractual upfront fee included $5.0 million and was paid in the Ethereum cryptocurrency and subsequently converted into U.S. dollars. The upfront fee also included 216.0 million XPX tokens. The total upfront fee is recognized as revenue under the input method based on proportional performance using labor hours as the unit of measurement. The unearned portion is presented as deferred technology service revenue in the accompanying condensed consolidated balance sheets. Revisions to the Company’s estimates may result in increases or decreases to revenues and income and are reflected in the condensed consolidated financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of revenues in the Company’s condensed consolidated statement of operations. There were no contract losses for the periods presented.

The remaining $5.0 million in payments under the technology services agreement will be recognized as revenue upon the Company’s fulfillment of contractually defined milestones and payments are received.

Digital Tokens

Digital tokens consist of XPX tokens received in connection with the technology services agreement with ProximaX. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies and other digital tokens under current GAAP, the Company has determined to account for these tokens as indefinite-lived intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other until further guidance is issued by the FASB.

Indefinite-lived intangible assets are recorded at cost and are not subject to amortization but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If, at the time of an impairment test, the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to the excess is recognized. Fair value of the digital tokens is based on the quoted market prices on the Kryptono Exchange.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Discontinued Operations

On January 31, 2019, the Company entered into an Asset Purchase Agreement with The Dating Company, LLC, pursuant to which the Company sold substantially all of the assets related to its online dating services business under the domain names FirstMet, 50more, and The Grade (collectively, the “Dating Services Business”) for a cash purchase price of $1.6 million, with $100,000 of the purchase price to be held in an escrow account to secure certain of the Company’s post-closing indemnification obligations. The closing of the asset sale was effective as of January 31, 2019.

The following table summarizes the carrying amount of the Dating Services Business as of January 31, 2019:

Prepaid expenses	$19,053
Intangible assets	1,353,776
Assets	1,372,829
Deferred revenue	599,599
Net assets sold	$773,230

In the first quarter of 2019, management determined that the disposal of the Dating Services Business met the criteria for presentation as discontinued operations. Accordingly, the results of the Dating Services Business are presented as discontinued operations in our condensed consolidated statements of operations and are excluded from continuing operations for all periods presented. In addition, the assets and liabilities of the Dating Services Business are classified as held for sale in our condensed consolidated balance sheets for all periods presented.

The following table summarizes the carrying amounts of major classes of Dating Services Business assets and liabilities classified as held for sale.

December 31, 2018
Prepaid expenses	$19,053
Other current assets held for sale	19,053
Intangible assets	1,436,499
Total assets held for sale	$1,455,552
Deferred revenue	$617,410
Total liabilities held for sale	$617,410

The operations of the Dating Services Business are included in our results as discontinued operations through January 31, 2019, the date of sale.

The following table summarizes the major line items included in loss from discontinued operations for the Dating Services Business.

	Three Months Ended
	March 31,
	2019	2018
Revenues	$440,225	$1,677,646
Costs of revenue	(115,338)	(266,401)
Sales and marketing expense	(270,200)	(1,024,013)
Product development expense	(76,845)	(422,319)
General and administrative expense	(82,722)	(283,416)
Loss from discontinued operations	$(104,880)	$(318,503)

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the major line items included in cash flows from discontinued operations of the Dating Services Business.

	Three Months Ended
	March 31,
	2019	2018
Net cash used in operating activities	$(198,957)	$(128,682)
Net cash provided by investing activities	1,600,000	-
Net cash used in financing activities	-	-
Net cash provided by (used in) discontinued operations	$1,401,043	$(128,682)

4.	Property and Equipment, Net

Property and equipment, net consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(unaudited)
Computer equipment	$3,706,017	$3,706,017
Website development	2,784,168	2,685,093
Furniture and fixtures	89,027	89,027
Leasehold improvements	32,726	32,726
Total property and equipment	6,611,939	6,512,863
Less: Accumulated depreciation	(6,023,567)	(5,934,952)
Total property and equipment, net	$588,372	$577,911

Depreciation expense for the three months ended March 31, 2019 was $88,614, as compared to $99,990 for the three months ended March 31, 2018.

The Company only holds property and equipment in the United States.

5.	Intangible Assets, Net

Intangible assets, net consisted of the following at March 31, 2019 and December 31, 2018:

	March 31,			December 31,
	2019			2018
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$50,000	$(24,375)	$25,625	$50,000	$(23,750)	$26,250
Trade names, trademarks product names, URLs	555,000	(404,854)	150,146	555,000	(390,979)	164,021
Internally developed software	1,990,000	(1,935,905)	54,095	1,990,000	(1,927,988)	62,012
Subscriber/customer relationships	2,279,000	(1,688,725)	590,275	2,279,000	(1,647,060)	631,940
Total intangible assets	$4,874,000	$(4,053,859)	$820,141	$4,874,000	$(3,989,777)	$884,223

Amortization expense for the three months ended March 31, 2019 was $64,082, as compared to $137,771 for the three months ended March 31, 2018. The estimated aggregate amortization expense for each of the next five years will be $192,250 in 2019, $246,681 in 2020, $184,667 in 2021, $149,944 in 2022 and $46,599 in 2023.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(unaudited)
Compensation, benefits and payroll taxes	$79,813	$355,300
Other accrued expenses	294,867	382,645
Total accrued expenses and other current liabilities	$374,680	$737,945

7.	Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended March 31, 2019, the Company recorded an income tax benefit from continuing operations of $158,990 on a pre-tax loss of $75,275. As a result of the gain recorded in discontinued operations in connection with the sale of the Dating Services Business, the Company was able to record an income tax benefit in continuing operations under the intra-period allocation guidance. As such, our effective tax rate of 211.21% differed from the statutory rate of 21%.

For the three months ended March 31, 2018, the Company recorded an income tax benefit from continuing operations of $0 on a pre-tax loss of $490,151. The effective tax rate for the three months ended March 31, 2018 was 0.0%. The effective tax rate differs from the statutory rate of 21% as the Company concluded that its deferred tax assets were not realizable on a more-likely-than-not basis.

8.	Stockholders’ Equity

The PeerStream, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 181,604 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The PeerStream, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of March 31, 2019, there were 413,290 shares available for future issuance under the 2016 Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the following period:

Three Months Ended
March 31,
2019
Expected volatility	165.0 – 175.0%
Expected life of option	5.0-6.3
Risk free interest rate	2.5%
Expected dividend yield	0.0%

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The expected life of the options is the period of time over which employees and non-employees are expected to hold their options prior to exercise. The expected life of the options has been determined using the “simplified” method as prescribed by Staff Accounting Bulletin 110, which uses the midpoint between the vesting date and the end of the contractual term. The volatility of the Company’s common stock is calculated using the Company’s historical volatilities beginning at the grant date and going back for a period of time equal to the expected life of the award. The Company estimates potential forfeitures of stock awards and adjusts recorded stock-based compensation expense accordingly. The Company estimates pre-vesting forfeitures primarily based on the Company’s historical experience and adjusts pre-vesting forfeitures to reflect actual forfeitures as the stock-based awards vest.

The following table summarizes stock option activity during the three months ended March 31, 2019:

		Weighted
	Number of	Average Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2019	1,037,797	$5.12
Granted	50,437	4.14
Expired or canceled, during the period	(21,187)	4.55
Forfeited, during the period	(4,302)	2.44
Outstanding at March 31, 2019	1,062,745	$5.09
Exercisable at March 31, 2019	633,709	$7.60

On March 31, 2019, the aggregate intrinsic value of stock options that were outstanding and exercisable was $238,293 and $124,821, respectively. On March 31, 2018, the aggregate intrinsic value of stock options that were outstanding and exercisable was $2,458,362 and $920,452, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the three months ended March 31, 2019, the Company granted options to employees to purchase an aggregate 50,437 shares of common stock at exercise prices ranging from $3.85 to $4.55 per share. The options vest on the grant date or between one and four years and have a term of ten years.

The aggregate fair value for the options granted during the three months ended March 31, 2019 was $187,429. The aggregate fair value for the options granted during the three months ended March 31, 2018 was $422,550.

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of operations is as follows:

	Three Months Ended
	March 31,
	2019	2018
Cost of revenue	$361	$690
Sales and marketing expense	45	1,252
Product development expense	89,743	6,387
General and administrative expense	177,002	195,512
Total stock compensation expense	$267,151	$203,841

At March 31, 2019, there was $1,105,740 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.6 years.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Awards

The following table summarizes restricted stock award activity for the three months ended March 31, 2019:

Weighted
Average
	Number of	Grant Date
	RSAs	Fair Value
Restricted Stock Awards:
Unvested at January 1, 2019	79,286	$20.29
Granted	-	-
Expired or canceled, during the period	-	-
Forfeited, during the period	-	-
Unvested at March 31, 2019	79,286	$20.29

At March 31, 2019, there was $370,748 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 0.5 years.

Stock-based compensation expense relating to restricted stock awards for the three months ended March 31, 2019 and 2018 was $185,374, respectively.

9.	Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed based upon the number of weighted average shares of common stock outstanding as defined by ASC Topic 260, Earnings Per Share. Diluted net income (loss) per share of common stock includes the dilutive effects of stock options and stock equivalents. To the extent stock options are antidilutive, they are excluded from the calculation of diluted net loss per share of common stock.

For the three months ended March 31, 2019, 1,062,745 shares upon the exercise of outstanding stock options and 79,286 shares of unvested restricted stock were not included in the computation of diluted net income per share because their inclusion would be anti-dilutive.

For the three months ended March 31, 2018, 1,049,701 shares upon the exercise of outstanding stock options and 158,571 shares of unvested restricted stock were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.

10.	Leases

Operating Leases

On January 18, 2016, the Company entered into a lease agreement for office space located at 122 East 42nd Street in New York, NY and paid a security deposit in the amount of $37,000. The term of the lease runs until May 30, 2019. The Company’s monthly office rent payments under the lease are currently approximately $12,800 per month.

On June 7, 2016, the Company entered into a lease agreement with Jericho Executive Center LLC for office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on September 1, 2016 and runs through November 30, 2021. The Company’s monthly office rent payments under the lease are currently approximately $5,900 per month.

On September 18, 2017, the Company entered into a lease agreement for a second office space located at 122 East 42nd Street in New York, NY that expires on July 31, 2019 and paid a security deposit in the amount of $8,000. The Company’s monthly office rent payments under the lease are currently approximately $4,000 per month.

As of March 31, 2019, the Company had no long-term leases that were classified as financing leases. As of March 31, 2019, the Company did not have additional operating and financing leases that have not yet commenced.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total operating lease expenses for the three months ended March 31, 2019 was $81,816 and is recorded in general and administrative expense on the consolidated statements of operations.

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48,692
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$-
Weighted Average Remaining Lease Term
Operating leases	2.1
Weighted Average Discount Rate
Operating leases	3.6%

11.	Commitments and Contingencies

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

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of March 31, 2019.

12.	Subsequent Events

Stock Repurchase Authorization

On April 29, 2019, our board of directors approved a cash stock repurchase program for up to $500,000 of our common stock. The authorization is effective immediately and expires one year from the date of the board’s approval. Pursuant to the board’s authorization, stock repurchases may be made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The repurchase program does not obligate us to repurchase any specific number of shares and may be suspended or discontinued at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2019 and 2018, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2019 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2018, all amounts herein are unaudited.

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

Recent Developments

On January 31, 2019, we entered into an Asset Purchase Agreement with The Dating Company, LLC, pursuant to which we sold substantially all of the assets related to our online dating services business under the domain names FirstMet, 50more, and The Grade (the “Dating Services Business”) for a cash purchase price of $1.6 million, with $100,000 of the purchase price to be held in an escrow account to secure certain of our post-closing indemnification obligations. The closing of the asset sale was effective as of January 31, 2019.

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

In March 2018, we launched our proprietary software business centered around the development of PSP and Backchannel. In addition, we also began providing professional services to customize and integrate our software solutions to meet client needs. In late March 2018, we secured our first software licensing and implementation client, ProximaX Limited (“ProximaX”), by entering into a technology services agreement related to the development and implementation of PSP into ProximaX’s proprietary blockchain protocol. We are seeking to grow our software licensing and technology implementation business by securing additional clients to license PSP and/or Backchannel, as well as implement these products into their existing systems, and to develop new software and services for license.

We also operate a leading network of consumer applications that we believe create a unique social media enterprise where users can meet, see, chat, broadcast and message in real time in a secure environment with others in our network. Our consumer applications generate revenue principally from subscription fees and advertising arrangements. As of April 19, 2019, our consumer applications were supported by a large user database with approximately 108,100 active subscribers worldwide, which excludes active subscribers to our Dating Services Business, which was sold in January 2019.

We believe that the scale of our subscriber base presents a competitive advantage in the video social networking industry and growth opportunities to advance existing products with up-sell opportunities and build future brands with cross-sell offers.

Our continued growth depends on the expansion of our software licensing and implementation services business, attracting new consumer application users through the introduction of new applications and features and further penetration of our existing markets. Our principal growth strategy is to continue investing in the development of proprietary software, expand our sales and marketing efforts with respect to such software, and increase our consumer application user base through advertising campaigns that we run through internet and mobile advertising networks.

Operational Highlights and Objectives

During the three months ended March 31, 2019, we executed key components of our objectives:

●	completed the sale of our dating assets to The Dating Company, LLC in order to focus on our core video applications and secure communications technology solutions;

●	entered into a partnership consisting of Telefonica USA, Inc., in collaboration with its cybersecurity affiliate ElevenPaths, and Rivetz International SEZC, to offer next generation zero trust architecture for private and secure communications serving government and enterprise applications; and

●	continued to post significant milestones in the development of PeerStream Protocol (“PSP”), with a live deployment of a software component of PSP made available on the ProximaX Limited Sirius platform’s public blockchain test net.

For the near term, our business objectives include:

●	completing development of PSP for a full commercial deployment, along with scaling up go-to-market efforts with the goal of building adoption and revenue;

●	enhancing our technology implementation services and developing our resources in anticipation of customer demand;

●	deploying a commercial version of Backchannel to accompany PSP in offering what we believe will be a complete communications security solution to the market;

●	implementing several enhancements to our live video chat applications focused around new user acquisition, retention and monetization designed to increase usage and revenue opportunities;

●	enhancing our live video streaming content and increasing its exposure within our suite of applications;

●	continuing to take steps towards listing our common stock on a national securities exchange; and

●	continuing to defend our intellectual property.

Sources of Revenue

Through the end of the first quarter of 2018, our sources of revenue were limited to subscription, advertising and other fees generated from users of our video chat and dating products. Beginning in April 2018, we started generating revenue through proprietary software licensing and technology implementation services as a result of our technology services agreement with ProximaX.

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

We also offer virtual gifts and micro-transactions to our users. Users may purchase credits that can be redeemed for a host of virtual gifts such as a rose, a beer, or a car, among other items. Micro-transactions allow users to increase the visibility of their profile and messages by paying for such services. Virtual gift and micro-transaction revenue are recognized upon the users’ utilization of the virtual gift and included in subscription revenue.

Advertising Revenue

We generate a portion of our revenue through advertisements on our video platforms. Advertising revenue is dependent upon the volume of advertising impressions viewed by active users as well as the advertising inventory we place on our products. We recognize advertising revenue as earned on a click-through, impression, registration or subscription basis. Measurements of impressions include when a user clicks on an advertisement (CPC basis), views an advertisement impression (CPM basis), or registers for an external website via an advertisement by clicking on or through our application (CPA basis).

Technology Services Revenue

Technology services revenue is generated under service agreements that we negotiate with our clients that describe the scope of the development, integration, engineering, licensing or other integration services that we will provide. Similar to our technology services agreement with ProximaX, we expect that any future agreements are likely to contain pricing terms that are customized based on the needs of the client, and may provide for compensation in the form of cash or cryptocurrency tokens or a mix of cash and cryptocurrency tokens. In addition, we expect that we will generate technology services revenue from our software solutions, such as PSP, through licenses to our clients that may be bundled into service packages with our technology implementation services clients or provided separately on a standalone basis. We also intend to generate technology services revenue by offering support services to licensees of our software for additional service fees.

Costs and Expenses

Cost of revenue. Cost of revenue consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in data center and customer care functions, credit card processing fees, hosting fees, and data center rent and bandwidth costs. Beginning in April 2018, cost of revenue also includes compensation and other employee-related costs for technical personnel and subcontracting costs relating to technology service revenue. We expect to experience corresponding growth in our cost of revenue as our software licensing and technology implementation services business grows.

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

	Three Months Ended
	March 31,
	2019	2018
Active subscribers (as of period end)	108,100	115,950
Subscription bookings	$3,025,249	$3,784,506
Net cash used in operating activities	$(2,787,027)	$(543,031)
Net income (loss)	$646,615	$(808,655)
Adjusted EBITDA	$499,990	$133,886
Adjusted EBITDA as percentage of total revenues	10.3%	3.3%

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

Active subscribers worldwide in both periods presented excludes active subscribers to the Dating Services Business, which was sold in January 2019.

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

While the factors that affect subscription bookings and subscription revenue are generally the same, certain factors may affect subscription bookings more or less than such factors affect subscription revenue in any period. While we believe that subscription bookings is useful in evaluating our business, it should be considered as supplemental in nature and it is not meant to be a substitute for subscription revenue recognized in accordance with GAAP.

Subscription bookings in both periods presented excludes subscription bookings from the Dating Services Business, which was sold in January 2019.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net income (loss) adjusted to exclude net income (loss) from discontinued operations, interest income, net, income tax expense, depreciation and amortization expense and stock-based compensation expense.

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

	Three Months Ended
	March 31,
	2019	2018
Reconciliation of Net income (loss) to Adjusted EBITDA:
Net income (loss)	$646,615	$(808,655)
Net (income) loss from discontinued operations	(562,900)	318,503
Interest income, net	(29,957)	(2,938)
Income tax benefit	(158,990)	-
Depreciation and amortization expense	152,697	237,761
Stock-based compensation expense	452,525	389,215
Adjusted EBITDA	$499,990	$133,886

Results of Operations

During the first quarter of 2019, we began to separately report the results of the Dating Services Business as a discontinued operation in our consolidated statements of operations and present the related assets and liabilities as held for sale in our consolidated balance sheets. These changes have been applied for all periods presented. Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from our continuing operations. Refer to Note 3 of our Notes to Condensed Consolidated Financial Statements for additional information on discontinued operations.

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended March 31,
	2019	2018
Total revenues	100.0%	100.0%
Costs and expenses:
Cost of revenue	19.5%	18.3%
Sales and marketing expense	7.7%	9.0%
Product development expense	36.4%	42.4%
General and administrative expense	38.5%	42.4%
Total costs and expenses	102.2%	112.1%
Loss from continuing operations	(2.2)%	(12.1)%
Interest income, net	0.6%	0.1%
Loss from continuing operations before provision for income taxes	(1.5)%	(12.0)%
Provision for income taxes	3.3%	-
Net income (loss) from continuing operations	1.7%	(12.0)%
Net income (loss) from discontinued operations	11.6%	(7.8)%
Net income (loss)	13.3%	(19.9)%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenue

Revenue increased to $4,873,175 for the three months ended March 31, 2019 from $4,070,404 for the three months ended March 31, 2018. The increase was driven by $1,748,330 of revenue generated under the technology services agreement with ProximaX, offset by a decline of $833,051 in subscription revenue primarily as a result of a 6.8% decline in active subscribers, as well as a decrease of $112,508 in advertising revenue across all products.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenues for the three months ended March 31, 2019 and the three months ended March 31, 2018, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	March 31,		Increase	Increase	March 31,
	2019	2018	(Decrease)	(Decrease)	2019	2018
Subscription revenue	$3,004,355	$3,837,406	$(833,051)	(21.7)%	61.7%	94.3%
Advertising revenue	120,490	232,998	(112,508)	(48.3)%	2.5%	5.7%
Technology service revenue	1,748,330	-	1,748,330	100.0%	35.9%	-%
Total revenues	$4,873,175	$4,070,404	$802,771	19.7%	100.0%	100.0%

Subscription Revenue – Our subscription revenue for the three months ended March 31, 2019 decreased by $833,051, or 21.7%, as compared to the three months ended March 31, 2018. The decrease in subscription revenue was mainly driven by lower virtual gift transaction volume for both Patalk and Camfrog products, corresponding to lower monthly active usage. In addition, a decrease in active subscribers of 7,850, or 6.8%, contributed to a decrease in subscription revenue. Finally, we believe that lower reseller volume led to reduced revenue in international markets.

Advertising Revenue – Our advertising revenue for the three months ended March 31, 2019 decreased by $112,508, or 48.3%, as compared to the three months ended March 31, 2018. The decrease in advertising revenue primarily resulted from a 21.2% decline in active users. We also believe the decrease was related to challenges in the digital advertising industry due to a greater emphasis on fraud control, resulting in lower demand and pricing.

Technology Service Revenue – For the three months ended March 31, 2019, we generated $1,748,330 of technology service revenue in exchange for providing certain development and related services to ProximaX to facilitate the integration of PSP into ProximaX’s proprietary blockchain protocol that is currently under development. Technology service revenue is generated through software licensing and technology implementation services, which we began providing in March 2018, and consequently, we did not generate any technology service revenue for the three months ended March 31, 2018.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2019 reflect an increase in costs and expenses of $414,914, or 9.1%, as compared to the three months ended March 31, 2018. The following table presents our costs and expenses for the three months ended March 31, 2019 and 2018, the increase between those periods, the percentage increase between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31,		$	%	March 31,
	2019	2018	Increase	Increase	2019	2018
Cost of revenue	$952,219	$745,626	$206,593	27.7%	19.5%	18.3%
Sales and marketing expense	377,151	365,979	11,172	3.1%	7.7%	9.0%
Product development expense	1,771,565	1,726,596	44,969	2.6%	36.4%	42.4%
General and administrative expense	1,877,472	1,725,292	152,180	8.8%	38.5%	42.4%
Total costs and expenses	$4,978,407	$4,563,494	$414,914	9.1%	102.2%	112.1%

Cost of revenue - Our cost of revenue for the three months ended March 31, 2019 increased by $206,593, or 27.7%, as compared to the three months ended March 31, 2018. The increase for the three months ended March 31, 2019 was primarily driven by an increase of approximately $191,300 in compensation paid to our technical personnel and consulting services related to technology service revenue. Further, there was an increase in compensation expense of approximately $46,900 due to an increased headcount in system administration support. These increases were offset by a decrease of approximately $91,900 related to Paltalk product hosting expenses.

Sales and marketing expense - Our sales and marketing expense for the three months ended March 31, 2019 increased by $11,172, or 3.1%, as compared to the three months ended March 31, 2018. The slight increase in sales and marketing expense for the three months ended March 31, 2019 was primarily due to an increase in marketing expenses of approximately $31,700 related to our video properties.

As a result of the launch of our software licensing and technology implementation services business, we expect sales and marketing expense to increase in future periods as we expect to incur marketing and advertising expense and hire additional sales and marketing personnel to help build brand awareness and grow this aspect of our business.

Product development expense - Our product development expense for the three months ended March 31, 2019 increased by $44,969, or 2.6%, as compared to the three months ended March 31, 2018. The increase was primarily due to an increase in salary and stock compensation expense of approximately $147,100 due to newly hired personnel and stock option grants for employees in the product development department, offset by a decrease in consulting expenses of approximately $110,700 related to the Paltalk product.

General and administrative expense - Our general and administrative expense for the three months ended March 31, 2019 increased by $152,180, or 8.8%, as compared to the three months ended March 31, 2018. The increase in general and administrative expense for the three months ended March 31, 2019 was primarily due to an increase of approximately $159,000 in legal fees mainly related to the sale of the Dating Services Business.

Non-Operating Income

The following table presents the components of non-operating income for the three months ended March 31, 2019 and the three months ended March 31, 2018, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended			%	Three Months Ended
	March 31,		Increase	Increase	March 31,
	2019	2018	(Decrease)	(Decrease)	2019	2018
Interest income, net	$29,957	$2,938	$27,019	919.6%	0.6%	0.1%
Gain on sale from discontinued operations	826,770	-	826,770	100.0%	17.0%	-%
Loss from discontinued operations	(104,880)	(318,503)	213,623	(67.1)%	(2.2)%	(7.8)%
Total non-operating income (loss)	$751,847	$(315,565)	$1,067,412	-%	15.4%	(7.7)%

Non-operating income for the three months ended March 31, 2019 was $751,847, a net increase of $1,067,412, as compared to non-operating loss of $315,565 for the three months ended March 31, 2018. The increase in non-operating income was driven by the gain on the sale of the Dating Services Business, along with interest income accrued from cash held in interest-bearing accounts during the period.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the three months ended March 31, 2019 and 2018, the Company recorded an income tax benefit from continuing operations of $158,990 and $0, respectively.

As of March 31, 2019, our conclusion regarding the realizability of our U.S. deferred tax assets did not change and we have recorded a full valuation allowance against them.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2019	2018
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(2,787,027)	$(543,031)
Net cash provided by (used in) investing activities	1,500,925	(79,950)
Net cash provided by (used in) financing activities	-	-
Net decrease in cash and cash equivalents	$(1,286,102)	$(622,981)

Currently, our primary source of liquidity is cash on hand and cash flows from continuing operations, and we believe that our cash balance and our expected cash flow from operations will be sufficient to meet all of our financial obligations for the twelve months from the date of this report. As of March 31, 2019, we had $5,269,274 of cash and cash equivalents.

In the future, it is possible that we will need additional capital to fund our operations, particularly growth initiatives, which we expect we would raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. We may also attempt to raise capital through dispositions of our assets, such as our recent sale of the Dating Services Business in January 2019. To raise additional funds through dispositions, we may in the future seek to sell all or a portion of our XPX tokens or Vumber or certain of our patents, which we refer to collectively as our non-core properties. Our need to generate additional capital will largely depend on future capital requirements, which in turn will depend on many factors including our growth rate, headcount, sales and marketing activities, research and development efforts and the introduction of new features, products, acquisitions and continued user engagement.

Our primary use of working capital is related to product development resources in order to maintain and create new products, services and applications for our clients and users. In particular, a significant portion of our working capital has been allocated to the development of PSP and Backchannel. In the future, we may also seek to grow our business by expending our capital resources to fund strategic investments and partnership opportunities.

Operating Activities

Net cash used in operating activities was $2,787,027 for the three months ended March 31, 2019, as compared to net cash used in operating activities of $543,031 for the three months ended March 31, 2018. The increase in net cash used in operating activities of $2,243,996 was mainly a result of a one-time payment of residual liabilities in connection to the sale of the Dating Services Business as well as the payments of related legal fees.

Significant items impacting cash flow in the three months ended March 31, 2018 included significant cash outlays relating to legal fees.

Investing Activities

Net cash provided by (used in) investing activities for the three months ended March 31, 2019 and 2018 was $1,500,925 and $(79,950), respectively. The increase in net cash provided by investing activities for the three months ended March 31, 2019 was primarily the result of proceeds from the sale of the Dating Services Business.

Financing Activities

We did not have any net cash provided by (used in) financing activities for the three months ended March 31, 2019 and 2018.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

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

Based on the evaluation as of March 31, 2019, we determined that we maintain effective disclosure controls and procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended March 31, 2019 that were not previously reported on a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Judy Krandel Resignation

On April 30, 2019, Judy Krandel announced that she is resigning from her position as our Chief Financial Officer, effective May 6, 2019. Following Ms. Krandel’s resignation, Alexander Harrington will assume the role of principal financial officer.

Concurrent with the announcement of Ms. Krandel’s resignation, we entered into a Consulting Agreement with Ms. Krandel (the “Consulting Agreement”), effective May 6, 2019, pursuant to which Ms. Krandel will perform certain transitional services for the Company for a term lasting until the Consulting Agreement is terminated by either party (the “Advisory Period”). Upon effectiveness of the Consulting Agreement, Ms. Krandel’s employment agreement, dated November 14, 2016, will automatically terminate and have no further force or effect. Pursuant to the Consulting Agreement, Ms. Krandel will be entitled to receive $5,000 each month during the Advisory Period. In the event that a change of control (as defined in the Consulting Agreement) occurs during the Advisory Period or within 30 days following the termination or cessation of the Advisory Period, Ms. Krandel will be entitled to receive a gross payment of $50,000. Ms. Krandel will also be entitled to receive certain commissions for securing new clients for the Company’s secured communication business as set forth in the Consulting Agreement. The Consulting Agreement contains customary non-solicitation, non-disparagement, confidentiality and indemnification provisions.

Pursuant to the Consulting Agreement, subject to the approval of our compensation committee, as soon as practicable after the effective date of the Consulting Agreement, the Company and Ms. Krandel will (i) cancel Ms. Krandel’s option award agreement, dated November 15, 2016, related to the award of a stock option representing the right to purchase 142,857 shares of common stock and (ii) enter into a revised option agreement granting Ms. Krandel a stock option representing the right to purchase up to 142,857 shares of common stock at an exercise price equal to the greater of (a) $3.55 per share and (b) the fair market value of our common stock on the date of grant (the “Revised Option Agreement”). The Consulting Agreement provides that, if the Revised Option Agreement is approved by our compensation committee, the Revised Option Agreement will provide that such stock option shall vest as follows: (i) 50% of such stock option will fully vest on the date of grant, (ii) 25% of such stock option will vest on May 15, 2019 and (iii) the remaining 25% of such stock option will vest in 12 equal installments on the 15th day of each month, with the first tranche vesting on June 15, 2019 and the last tranche vesting on May 15, 2020.

The foregoing description of the Consulting Agreement is qualified in its entirety by reference to the full text of the Consulting Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Stock Repurchase Authorization

On April 29, 2019, our board of directors approved a cash stock repurchase program for up to $500,000 of our common stock. The authorization is effective immediately and expires one year from the date of the board’s approval. Pursuant to the board’s authorization, stock repurchases may be made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased, if any, will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The repurchase program does not obligate us to repurchase any specific number of shares and may be suspended or discontinued at any time.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
2.1#	Agreement and Plan of Merger, dated September 13, 2016, by and among PeerStream, Inc., SAVM Acquisition Corporation, A.V.M. Software, Inc. and Jason Katz (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 14, 2016 by the Company with the SEC).
2.2#	Asset Purchase Agreement, by and between PeerStream, Inc. and The Dating Company, LLC, dated as of January 31, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on February 4, 2019 by the Company with the SEC).
3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.2	Certificate of Amendment of Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 14, 2016 by the Company with the SEC).
3.4	Certificate of Amendment to Certificate of Incorporation, dated May 19, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).
3.5	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2019 (incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed on March 28, 2019 by the Company with the SEC).
3.6	Certificate of Amendment to Certificate of Incorporation, dated May 25, 2019 (incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2019 by the company with the SEC).
3.7	Certificate of Amendment to Certificate of Incorporation, effective March 12, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 13, 2019 by the Company with the SEC).
3.8	Amended and Restated By-Laws of PeerStream, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-52176) of the Company filed April 25, 2012 by the Company with the SEC).
3.9	Amendment No. 1 to the Amended and Restated By-Laws of PeerStream, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed September 11, 2019 by the Company with the SEC).
3.10	Amendment No. 2 to the Amended and Restated By-Laws of PeerStream, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on March 13, 2019 by the Company with the SEC).
4.1

Specimen Stock Certificate of PeerStream, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-226003) of the Company filed on November 27, 2018 by the Company with the SEC).

10.1*	Consulting Agreement, by and between PeerStream, Inc. and Judy Krandel, effective as of May 6, 2019
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. PeerStream, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of PeerStream, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PeerStream, Inc.

Date: April 30, 2019	By:	/s/ Alexander Harrington
Alexander Harrington
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2019	By:	/s/ Judy Krandel
Judy Krandel
Chief Financial Officer
(Principal Financial and Accounting Officer)