Form 10-Q
period 2019-06-30
PeerStream, Inc.
filed 2019-08-08
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(212) 594-5050

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
—	—	—

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2019
Common Stock, par value $0.001 per share	6,874,679

PEERSTREAM, INC. QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our increasing focus on the use of new and novel technologies, such as blockchain, to enhance our applications, and our ability to timely complete development of applications using new technologies;

●	our ability to effectively market and generate revenue from our software licensing and technology implementation services;

●	our ability to generate and maintain active subscribers and to maintain engagement with our user base;

●	the intense competition in the industries in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	legal and regulatory requirements related to our cryptocurrencies holdings and accepting cryptocurrencies as a method of payment for our services;

●	risks related to our holdings of digital tokens, including risks related to the volatility of the trading price of the digital tokens and our ability to convert digital tokens into fiat currency;

●	risks associated with our termination agreement with ProximaX Limited (“ProximaX”), including that ProximaX may make certain future payments to us in digital tokens that have speculative value;

●	our ability to develop functional new cybersecurity technologies that will be accepted by the marketplace, including PeerStream Protocol;

●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple Inc. (“Apple”), Facebook, Inc. (“Facebook”) and Alphabet Inc. (“Google”) and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;

●	our ability to obtain additional capital or financing when and if necessary to execute our business plan, including through offerings of debt or equity;

●	our ability to develop, establish and maintain strong brands;

●	the effects of current and future government regulation, including laws and regulations regarding the use of the internet, privacy, cybersecurity and protection of user data and blockchain and cryptocurrency technologies;

●	our ability to manage our partnerships and strategic alliances, including the resolution of any material disagreements and the ability of our partners to satisfy their obligations under these arrangements;

●	our ability to offset fees associated with the distribution platforms that host our applications;

ii

●	our reliance on our executive officers and consultants;

●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;

●	our ability to release new applications on schedule or at all, as well as our ability to improve upon existing applications;

●	our ability to update our applications to respond to rapid technological changes;

●	our ability to protect our intellectual property rights;

●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;

●	the ability of foreign governments to restrict access to our applications or impose new regulations, including the European Union’s General Data Protection Regulation (“GDPR”);

●	the reliance of our mobile applications on having a mobile data plan and/or Wi-Fi access to gain internet connectivity;

●	our reliance on third party investor relations firms to help create awareness of our Company and compliance by such third parties with regulatory requirements related to promotional reports;

●	the effect of security breaches, computer viruses and computer hacking attacks;

●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to effectively integrate companies and properties that we acquire;

●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;

●	the risk that we may face litigation resulting from the transmission of information through our applications;

●	our ability to attract and retain qualified employees and consultants; and

●	our ability to maintain effective internal controls over financial reporting.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEERSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$4,641,988	$6,555,376
Credit card holdback receivable	29,860	94,498
Accounts receivable, net of allowances and reserves of $34,546 as of June 30, 2019 and December 31, 2018	135,582	326,786
Prepaid expense and other current assets	413,150	269,668
Current assets held for sale	-	19,053
Total current assets	5,220,580	7,265,381
Operating lease right-of-use assets	780,640	232,423
Property and equipment, net	595,972	577,911
Goodwill	13,086,472	13,086,472
Intangible assets, net	756,058	884,223
Digital tokens	776,792	832,892
Other assets	151,226	116,767
Noncurrent assets held for sale	-	1,436,499
Total assets	$21,367,740	$24,432,568

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,525,589	$2,842,947
Accrued expenses and other current liabilities	365,712	737,945
Current portion of operating lease liabilities	133,849	114,789
Deferred subscription revenue	1,477,367	1,468,571
Deferred technology service revenue	-	3,379,435
Other liabilities	43,910	-
Current liabilities held for sale	-	617,410
Total current liabilities	3,546,427	9,161,097
Operating lease liabilities, non-current portion	646,791	117,634
Total liabilities	4,193,218	9,278,731
Commitments and Contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; and 6,874,679 shares and 6,868,679 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	6,875	6,869
Additional paid-in capital	20,797,939	19,867,259
Accumulated deficit	(3,630,292)	(4,720,291)
Total stockholders’ equity	17,174,522	15,153,837
Total liabilities and stockholders’ equity	$21,367,740	$24,432,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Subscription revenue	$3,049,900	$3,476,473	$6,054,255	$7,313,878
Advertising revenue	110,869	256,652	231,359	489,651
Technology service revenue	1,712,105	2,092,032	3,460,435	2,092,032
Total revenues	4,872,874	5,825,157	9,746,049	9,895,561
Costs and expenses:
Cost of revenue	892,470	1,002,654	1,844,689	1,731,685
Sales and marketing expense	230,996	433,128	608,147	799,107
Product development expense	1,711,974	1,508,078	3,483,539	3,209,949
General and administrative expense	1,614,387	2,217,374	3,491,859	3,942,667
Total costs and expenses	4,449,827	5,161,234	9,428,234	9,683,408
Income from continuing operations	423,047	663,923	317,815	212,153
Interest income, net	24,837	16,772	54,794	19,710
Change in fair value of digital tokens	-	(1,959,404)	-	(1,959,404)
Income (loss) from continuing operations before provision for income taxes	447,884	(1,278,709)	372,609	(1,727,541)
Benefit (expense) for income taxes	(163,490)	(15,500)	(4,500)	(15,500)
Net income (loss) from continuing operations	284,394	(1,294,209)	368,109	(1,743,041)
Discontinued Operations:
Gain on sale from discontinued operations	-	-	826,770	-
Loss from discontinued operations	-	(570,806)	(104,880)	(930,629)
Income tax benefit on discontinued operations	158,990	-	-	-
Net income (loss) from discontinued operations	158,990	(570,806)	721,890	(930,629)
Net income (loss)	$443,384	$(1,865,015)	$1,089,999	$(2,673,670)

Basic net income (loss) per share of common stock:
Continuing operations	$0.04	$(0.19)	$0.05	$(0.25)
Discontinued operations	0.02	(0.08)	0.11	(0.14)
Basic net income (loss) per share of common stock	$0.06	$(0.27)	$0.16	$(0.39)
Diluted net income (loss) per share of common stock:
Continuing operations	$0.04	$(0.19)	$0.05	$(0.25)
Discontinued operations	0.02	(0.08)	0.11	(0.14)
Diluted net income (loss) per share of common stock	$0.06	$(0.27)	$0.16	$(0.39)
Weighted average number of shares of common stock used in calculating net income (loss) per share of common stock:
Basic	6,874,679	6,882,316	6,874,314	6,882,316
Diluted	6,886,900	6,882,316	6,875,195	6,882,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	6,881,794	$6,882	$18,346,914	$(923,074)	$17,430,722
Stock-based compensation expense for restricted stock awards and stock options	-	-	389,215	-	389,215
Net loss	-	-	-	(808,655)	(808,655)
Balance at March 31, 2018	6,881,794	$6,882	$18,736,129	$(1,731,729)	$17,011,282
Stock-based compensation expense for restricted stock awards and stock options	-	-	403,385	-	403,385
Reconciliation of shares issued in stock-based compensation arrangement	522	1	-	-	-
Net loss	-	-	-	(1,865,015)	(1,865,015)
Balance at June 30, 2018	6,882,316	$6,883	$19,139,514	$(3,596,744)	$15,549,653

Balance at January 1, 2019	6,868,679	$6,869	$19,867,259	$(4,720,291)	$15,153,837
Stock-based compensation expense for restricted stock awards and stock options	-	-	452,525	-	452,525
Issuance of common stock for consulting services	6,000	6	34,494	-	34,500
Net income	-	-	-	646,615	646,615
Balance at March 31, 2019	6,874,679	$6,875	$20,354,278	$(4,073,676)	$16,287,477
Stock-based compensation expense for restricted stock awards and stock options	-	-	443,661	-	443,661
Net income	-	-	-	443,384	443,384
Balance at June 30, 2019	6,874,679	$6,875	$20,797,939	$(3,630,292)	$17,174,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,089,999	$(2,673,670)
Less: Income (loss) from discontinued operations	721,890	(930,629)
Income (loss) from continuing operations	$368,109	$(1,743,041)
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation of property and equipment	177,435	206,138
Amortization of intangible assets	128,165	842,376
Stock-based compensation expense	896,186	792,600
Common stock issued for consulting services	34,500	1
Bad debt expense	-	8,552
Digital tokens received as payment for services	-	(3,368,127)
Impairment loss on digital tokens	-	1,959,404
Changes in operating assets and liabilities:
Credit card holdback receivable	64,638	29,123
Accounts receivable	191,204	249,856
Prepaid expenses and other current assets	(143,482)	(204,916)
Other assets	(34,459)	34,094
Accounts payable, accrued expenses and other current liabilities	(1,689,591)	(225,812)
Other liabilities	43,910	-
Deferred subscription revenue	8,796	(164,027)
Deferred technology service revenue	(3,379,435)	6,276,095
Net cash (used in) provided by continuing operating activities	(3,334,024)	4,692,316
Net cash used in discontinued operating activities	(39,967)	(930,629)
Net cash (used in) provided by operating activities	(3,373,991)	3,761,687
Cash flows from investing activities:
Purchases of property and equipment	(195,497)	(159,900)
Proceeds from the sale of digital tokens	56,100	-
Net cash used in continuing investing activities	(139,397)	(159,900)
Net cash provided by discontinued investing activities	1,600,000	-
Net cash provided by (used in) investing activities	1,460,603	(159,900)
Cash flows from financing activities:
Net cash provided by (used in) continuing financing activities	-	-
Net cash provided by (used in) discontinued financing activities	-	-
Net cash provided by (used in) financing activities	-	-
Net increase (decrease) in cash and cash equivalents	(1,913,388)	3,601,787
Balance of cash and cash equivalents at beginning of period	6,555,376	4,137,050
Balance of cash and cash equivalents at end of period	$4,641,988	$7,738,837
Supplemental disclosure of cash flow information
Cash paid in interest	$-	$-
Cash paid in income taxes	$-	$81,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Description of Business

The accompanying condensed consolidated financial statements include PeerStream, Inc. and its wholly owned subsidiaries, A.V.M. Software, Inc., Paltalk Software Inc., Paltalk Holdings, Inc., Tiny Acquisition Inc., Camshare, Inc., Fire Talk LLC and Vumber LLC (collectively, the “Company,” “we,” “our” or “us”).

The Company is a communications software innovator developing enhanced security and privacy solutions for multimedia communication and data transmission. Our offerings target consumer, government and enterprise clients. Using multi-layered encryption, blockchain technology and other recent innovations, we are developing our proprietary PeerStream Protocol (“PSP”) to offer clients maximal data security and confidentiality over distributed or decentralized networks. We also offer our Backchannel product suite, which includes cross platform applications, middleware and software development kits (“SDKs”) designed to offer a highly secure end user communication experience when coupled with PSP. For 20 years, we have built and continue to operate innovative consumer applications, including Paltalk and Camfrog, two of the largest live video social communities. The Company has a long history of technology innovation and holds 26 patents.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheet, results of operations, cash flows and changes in the stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the six months ended June 30, 2019 are not necessarily indicative of results for the year ending December 31, 2019, or for any other period.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the current presentation. These reclassifications have no impact on the previously reported net income (loss).

2.	Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Form 10-K.

During the six months ended June 30, 2019, there were no significant changes made to the Company’s significant accounting policies.

Significant Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for the Company beginning in the first quarter of fiscal year 2020, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that utilizes expected credit losses to provide for an allowance for credit losses for financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement includes the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods with early adoption permitted for fiscal years beginning after December 31, 2018 and interim periods within such year. The Company adopted this guidance, and its adoption did not have any significant impact on the Company’s condensed consolidated financial statements and related disclosures.

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

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the six months ended June 30, 2019 and 2018, subscriptions were offered in durations of one-, three-, six- and twelve- month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets. The deferred revenue at December 31, 2018 was $1,468,571, of which approximately $1,150,454 was subsequently recognized as subscription revenue during the six months ended June 30, 2019. The ending balance of deferred revenue at June 30, 2019 was $1,477,367.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition, the Company offers virtual gifts to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and are under the users’ control. Virtual gift revenue is recognized upon the users’ utilization of such at the fixed transaction price and included in subscription revenue in the accompanying condensed consolidated statements of operations. Virtual gift revenue was approximately $1,478,239 and $2,899,073 for the three and six months ended June 30, 2019, respectively. Virtual gift revenue was approximately $1,742,423 and $3,752,923 for the three and six months ended June 30, 2018, respectively.

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

Technology Service Revenue

Revenue under the Company’s technology services agreement (the “ProximaX Agreement”) with ProximaX Limited (“ProximaX”) is recognized based upon proportional performance using labor hours as the unit of measurement. Pursuant to the terms of the ProximaX Agreement, ProximaX agreed to pay the Company, among other things, up to an aggregate of $10.0 million of cash or certain highly liquid cryptocurrencies in exchange for the Company’s services, $5.0 million of which was paid in May 2018, $2.5 million of which was due upon completion the second development milestone set forth in the ProximaX Agreement and $2.5 million of which was due upon completion of the third development milestone set forth in the ProximaX Agreement. The contractual upfront fee was paid in the Ethereum cryptocurrency and subsequently converted into U.S. dollars. The upfront fee also included 216.0 million XPX tokens. The total upfront fee was recognized as revenue under the input method based on proportional performance using labor hours as the unit of measurement. The portion of the upfront fee that remained unrecognized as of the termination of the ProximaX Agreement was $1,631,105 and was recognized as revenue upon such termination.

In the second quarter of 2019, the Company completed, and ProximaX accepted delivery of, the work constituting the second development milestone under the ProximaX Agreement. During the final stages of delivery of the second milestone, ProximaX informed the Company that capital constraints made it unable to pay the Company the $2.5 million as stipulated under the ProximaX Agreement. Accordingly, the Company and ProximaX entered into an agreement, effective June 24, 2019, to terminate the ProximaX Agreement (the “Termination Agreement”) and provide for payment terms for the $2.5 million due under the ProximaX Agreement. Since there is no assurance of collectability on the remaining payments, revenue will be recognized as the payments under the Termination Agreement are received.

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

During the second quarter of 2019, the Company sold 16,604,747 digital tokens for $56,100. The loss recorded of approximately $8,000 was immaterial in respect to the condensed consolidated financial statements.

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

The operations of the Dating Services Business are included in our results as discontinued operations through January 31, 2019, the date of sale.

The following tables summarize the major line items included in loss from discontinued operations for the Dating Services Business:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018
Revenues	$1,566,230	$3,243,876
Costs of revenue	(376,051)	(660,047)
Sales and marketing expense	(1,059,748)	(2,083,760)
Product development expense	(417,820)	(863,864)
General and administrative expense	(283,417)	(566,833)
Loss from discontinued operations	$(570,806)	$(930,629)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Revenues	$-	$440,225
Costs of revenue	-	(115,338)
Sales and marketing expense	-	(270,200)
Product development expense	-	(76,845)
General and administrative expense	-	(82,722)
Loss from discontinued operations	$-	$(104,880)

4.	Property and Equipment, Net

Property and equipment, net consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(unaudited)
Computer equipment	$3,706,017	$3,706,017
Website development	2,880,588	2,685,093
Furniture and fixtures	89,027	89,027
Leasehold improvements	32,726	32,726
Total property and equipment	6,708,359	6,512,863
Less: Accumulated depreciation	(6,112,387)	(5,934,952)
Total property and equipment, net	$595,972	$577,911

Depreciation expense for the three and six months ended June 30, 2019 was $88,820 and $177,435, respectively, as compared to $106,148 and $206,138 for the three and six months ended June 30, 2018, respectively.

The Company only holds property and equipment in the United States.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Intangible Assets, Net

Intangible assets, net consisted of the following at June 30, 2019 and December 31, 2018:

	June 30,			December 31,
	2019			2018
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$50,000	$(25,000)	$25,000	$50,000	$(23,750)	$26,250
Trade names, trademarks product names, URLs	555,000	(418,728)	136,272	555,000	(390,979)	164,021
Internally developed software	1,990,000	(1,943,822)	46,178	1,990,000	(1,927,988)	62,012
Subscriber/customer relationships	2,279,000	(1,730,392)	548,608	2,279,000	(1,647,060)	631,940
Total intangible assets	$4,874,000	$(4,117,942)	$756,058	$4,874,000	$(3,989,777)	$884,223

Amortization expense for the three and six months ended June 30, 2019 was $64,083 and $128,165, respectively, as compared to $421,189 and $842,372 for the three and six months ended June 30, 2018, respectively. The estimated aggregate amortization expense for each of the next five years will be $128,167 in 2019, $246,681 in 2020, $184,667 in 2021, $149,944 in 2022 and $46,599 in 2023.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(unaudited)
Compensation, benefits and payroll taxes	$79,813	$355,300
Other accrued expenses	285,899	382,645
Total accrued expenses and other current liabilities	$365,712	$737,945

7.	Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of June 30, 2019, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

For the three months ended June 30, 2019, the Company recorded an income tax provision of $163,490 from continuing operations. The Company recorded an income tax provision for state and local taxes and reversed the income tax benefit recorded during the three months ended March 31, 2019 as the intra-period allocation guidance no longer applies as the Company reported income from both continuing and discontinued operations. For the six-months ended June 30, 2019, the Company recorded an income tax provision of $4,500. The effective tax rate for the three and six months ended June 30, 2019 was 35.9% and 1.18%, respectively.

For the three and six months ended June 30, 2018, the Company recorded an income tax provision from continuing operations of $15,500 and $15,500, respectively. The effective tax rate for the three and six months ended June 30, 2018 was (0.80%) and (0.56%), respectively. The effective tax rate differs from the statutory rate of 21% as no benefit has been provided to current year pre-tax losses as the Company concluded its deferred tax assets are not realizable on a more-likely-than-not basis.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Stockholders’ Equity

The PeerStream, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 181,604 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The PeerStream, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of June 30, 2019, there were 418,346 shares available for future issuance under the 2016 Plan.

On April 29, 2019, we implemented a stock repurchase plan to repurchase up to $500 thousand of our common stock for cash. The repurchase plan expires on April 29, 2020. There were no repurchased shares of our common stock as of June 30, 2019.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the following period:

Six Months Ended
June 30,
2019
Expected volatility	165.0 - 175.0%
Expected life of option	5.0-5.5
Risk free interest rate	2.2 - 2.5%
Expected dividend yield	0.0%

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

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes stock option activity during the six months ended June 30, 2019:

		Weighted
	Number of	Average Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2019	1,037,797	$5.36
Granted	193,294	3.71
Forfeited or canceled, during the period	(152,215)	4.47
Expired, during the period	(21,187)	4.55
Outstanding at June 30, 2019	1,057,689	$4.96
Exercisable at June 30, 2019	712,118	$5.50

On May 7, 2019, in connection with Judy Krandel’s resignation as an officer and employee of the Company, the Company (i) entered into an option cancellation and release agreement, pursuant to which the Company canceled Ms. Krandel’s option award agreement, dated November 15, 2016, related to the award of a stock option representing the right to purchase 142,857 shares of common stock and (ii) entered into a revised option agreement granting Ms. Krandel a stock option representing the right to purchase up to 142,857 shares of common stock at an exercise price equal to $3.55 per share (the “Revised Option Agreement”). The stock option subject to the Revised Option Agreement vests: (i) 50% on the date of grant, (ii) 25% on May 15, 2019 and (iii) 25% in 12 equal installments on the 15th day of each month, with the first tranche vesting on June 15, 2019 and the last tranche vesting on May 15, 2020. The Company accounted for these agreements as an option modification and recognized approximately $115,000 of stock compensation expense in connection with the agreements.

At June 30, 2019, there was $810,526 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.3 years.

On June 30, 2019, the aggregate intrinsic value of stock options that were outstanding and exercisable was $154,514 and $99,340, respectively. On June 30, 2018, the aggregate intrinsic value of stock options that were outstanding and exercisable was $2,923,478 and $1,400,918, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the six months ended June 30, 2019, the Company granted options to employees to purchase an aggregate 193,294 shares of common stock at exercise prices ranging from $3.55 to $4.55 per share. The options vest on the grant date or between one and four years and have a term of ten years.

The aggregate fair value for the options granted during the six months ended June 30, 2019 was $337,598. The aggregate fair value for the options granted during the six months ended June 30, 2018 was $522,774.

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of revenue	$363	$651	$724	$1,341
Sales and marketing expense	45	971	90	2,221
Product development expense	10,065	12,873	99,809	19,260
General and administrative expense	247,814	203,518	424,815	399,030
Total stock compensation expense	$258,287	$218,013	$525,438	$421,852

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Awards

The following table summarizes restricted stock award activity for the six months ended June 30, 2019:

Weighted
Average
	Number of	Grant Date
	RSAs	Fair Value
Restricted Stock Awards:
Unvested at January 1, 2019	79,286	$20.29
Granted	-	-
Expired or canceled, during the period	-	-
Forfeited, during the period	-	-
Unvested at June 30, 2019	79,286	$20.29

At June 30, 2019, there was $185,374 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 0.3 years.

Stock-based compensation expense relating to restricted stock awards included in general and administrative expense for the three and six months ended June 30, 2019 was $185,374 and $370,748, respectively, as compared to $185,374 and $370,746 for the three and six months ended June 30, 2018, respectively.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholder’s consists of the following:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Basic weighted-average number of shares	6,874,679	6,874,314
Effect of dilutive securities
Stock options	12,221	881
Diluted weighted-average number of shares	6,886,900	6,875,195

For the three and six months ended June 30, 2018, 1,063,509 shares upon the exercise of outstanding stock options and 158,571 shares of unvested restricted stock were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.

10.	Leases

Operating Leases

On June 7, 2016, the Company entered into a lease agreement with Jericho Executive Center LLC for office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on September 1, 2016 and runs through November 30, 2021. The Company’s monthly office rent payments under the lease are currently approximately $5,900 per month.

On September 18, 2017, the Company entered into a lease agreement for a second office space located at 122 East 42nd Street in New York, NY that expired on July 31, 2019 and paid a security deposit in the amount of $8,000. The Company’s monthly office rent payments under the lease are currently approximately $4,000 per month.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On May 1, 2019, the Company entered into a lease agreement for an additional office space located at 122 East 42nd Street in New York, NY and paid a $133,968 security deposit in the form of a letter of credit. The term of the lease runs until April 26, 2023. The Company’s monthly office rent payments under the lease are currently approximately $33,492 per month.

On May 1, 2019, the Company entered into a sublease agreement with Telecom Infrastructure Corp. for office space located at 122 East 42nd Street in New York, NY, pursuant to which Telecom Infrastructure Corp. is required to pay the Company $11,164 a month. The term of the sublease runs until April 26, 2023.

As of June 30, 2019, the Company had no long-term leases that were classified as financing leases. As of June 30, 2019, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expense for the six months ended June 30, 2019 was $178,305 and is recorded in general and administrative expense on the unaudited condensed statements of operations.

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$548,217
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$642,159
Weighted average remaining lease term
Operating leases	3.6
Weighted average discount rate
Operating leases	2.5%

11.	Commitments and Contingencies

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

Riot Games, Inc. has filed a total of four inter partes reviews at the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office, two per patent held by Paltalk Holdings, Inc., seeking to have the Paltalk Holdings, Inc. patents declared invalid. On May 14, 2019, the PTAB rejected the validity of the patents. The Company is currently pursuing an appeal of the PTAB’s ruling.

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of June 30, 2019.

12.	Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no other events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2019 and 2018, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2019 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2018, all amounts herein are unaudited.

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

Recent Developments

CFO Resignation

On April 30, 2019, Judy Krandel announced that she would be resigning from her position as our Chief Financial Officer, effective May 6, 2019. Following Ms. Krandel’s resignation, Alexander Harrington, the Company’s Chief Executive Officer, has assumed the role of our principal financial officer while we search for a permanent replacement Chief Financial Officer. Concurrent with the announcement of Ms. Krandel’s resignation, we entered into a Consulting Agreement with Ms. Krandel, effective May 6, 2019, pursuant to which Ms. Krandel has agreed to perform certain transitional services for the Company as a Senior Business Development consultant.

Termination of ProximaX Agreement

As previously disclosed, on March 21, 2018, we entered into a technology services agreement with ProximaX Limited (“ProximaX”) whereby we agreed to provide certain development and related services to ProximaX to facilitate the implementation of PeerStream Protocol into ProximaX’s proprietary blockchain protocol that is currently under development (the “ProximaX Agreement”). Pursuant to the terms of the ProximaX Agreement, ProximaX agreed to pay the Company, among other things, up to an aggregate of $10.0 million of cash or certain highly liquid cryptocurrencies in exchange for our services, $5.0 million of which was paid in May 2018, $2.5 million of which was due upon completion the second development milestone set forth in the ProximaX Agreement and $2.5 million of which was due upon completion of the third development milestone set forth in the ProximaX Agreement.

In the second quarter of 2019, we completed, and ProximaX accepted delivery of, the work constituting the second development milestone under the ProximaX Agreement. During the final stages of delivery of the second milestone, ProximaX informed us that capital constraints made it unable to pay us the $2.5 million as stipulated under the ProximaX Agreement. Accordingly, following negotiations between the parties, on June 29, 2019, we entered into an agreement with ProximaX, effective June 24, 2019 (the “Termination Date”), to terminate the ProximaX Agreement (the “Termination Agreement”) and provide for payment terms for the $2.5 million due under the ProximaX Agreement.

Pursuant to the Termination Agreement, the parties agreed, among other things, that (i) we have no further obligation to provide any deliverables or services under the ProximaX Agreement, including any services related to the completion of the third development milestone, (ii) all services performed by us under the ProximaX Agreement are accepted by ProximaX and (iii) all payments previously made by ProximaX to us prior to the Termination Date are final and non-refundable.

Under the Termination Agreement, ProximaX also acknowledged and agreed to pay us the $2.5 million owed for the completion of the second development milestone as follows:

●	we will be paid in eight monthly cash installments of $7,500 each, on the first day of each month, to be paid beginning May 1, 2019 through December 1, 2019 (with any amounts due prior to the Termination Date being paid in arrears together with the first payment due after the Termination Date); and

●	the remaining balance of $2.44 million (the “Remaining Balance”) will be paid on December 31, 2019 in either cash or security tokens issued by ProximaX.

If ProximaX raises capital prior to December 31, 2019, ProximaX is required to apply a percentage of the net cash proceeds from such capital raise towards the Remaining Balance as follows: 5% of the net cash proceeds from the first $5.0 million of capital raised; 10% of the net cash proceeds from the next $2.5 million of capital raised; and 15% of the net cash proceeds from any additional capital raised. Any amount of the Remaining Balance outstanding as of December 31, 2019 after the application of the net cash proceeds from a capital raise, if any, will be paid in security tokens issued by ProximaX.

Overview

We are a communications software innovator developing enhanced security and privacy solutions for multimedia applications and data transmission. Our offerings target consumer, government and enterprise clients. Using multi-layered encryption, blockchain technology and other recent innovations, we are developing our proprietary PeerStream Protocol (“PSP”) to offer clients maximal data security and confidentiality over distributed or decentralized networks. We also offer our Backchannel product suite which includes cross platform applications, middleware and software development kits (“SDKs”) designed to offer a highly secure end user communication experience when coupled with PSP. For 20 years, we have built and continue to operate innovative consumer applications, including Paltalk and Camfrog, two of the largest live video social communities. The Company has a long history of technology innovation and holds 26 patents.

In March 2018, we launched our proprietary software business centered around the development of PSP and Backchannel. In addition, we began providing professional services to customize and integrate our software solutions to meet client needs. In late March 2018, we secured our first software licensing and implementation client, ProximaX, by entering into the ProximaX Agreement. We are seeking to grow our software licensing and technology implementation business by securing new clients to license PSP and/or Backchannel, as well as implement these products into their existing systems.

We also operate a leading network of consumer applications that we believe create a unique social media enterprise where users can meet, see, chat, broadcast and message in real time in a secure environment with others in our network. Our consumer applications generate revenue principally from subscription fees and advertising arrangements. As of August 1, 2019, our consumer applications were supported by a large user database with approximately 106,200 active subscribers worldwide, which excludes active subscribers to our dating services business, which was sold in January 2019.

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

Operational Highlights and Objectives

During the six months ended June 30, 2019, we executed key components of our objectives:

●	completed the sale of our dating assets to The Dating Company, LLC in order to focus on our core video applications and secure communications technology solutions;

●	entered into a partnership consisting of Telefonica USA, Inc., in collaboration with its cybersecurity affiliate ElevenPaths, and Rivetz International SEZC, to offer next generation zero trust architecture for private and secure communications serving government and enterprise applications;

●	continued to post significant milestones in the development of PeerStream Protocol (“PSP”), with a live deployment of a software component of PSP made available on the ProximaX Limited Sirius platform’s public blockchain test net;

●	developed a significant sales pipeline for our secure communications software licensing business, focusing on government and enterprise customer prospects;

●	implemented a significant cost savings initiative that reduced second quarter expenses year-over-year by 14%, with greater cost savings anticipated in the future; and

●	entered into a relationship with YouNow, Inc. (“YouNow”) as a launch partner in the Props Developer Network, which is expected to enable us to distribute YouNow’s Props tokens to our application end users for anticipated loyalty and retention benefits.

For the near term, our business objectives include:

●	advancing development of PSP and Backchannel for commercial readiness and tailoring our secure communications offerings to targeted government and enterprise client use cases;

●	continue to ramp up go-to-market activities for secure communications software licensing with the goal of building adoption and revenue;

●	implementing several enhancements to our live video chat applications, including the integration of Props token rewards and other features focused on new user acquisition, retention and monetization, which collectively are intended to increase usage and revenue opportunities;

●	enhancing our live video streaming content and increasing its exposure within our suite of applications;

●	continuing to take steps towards listing our common stock on a national securities exchange; and

●	continuing to defend our intellectual property.

Sources of Revenue

Through the end of the first quarter of 2018, our sources of revenue were limited to subscription, advertising and other fees generated from users of our video chat and dating products. Beginning in April 2018, we started generating revenue through proprietary software licensing and technology implementation services as a result the ProximaX Agreement.

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

We also offer virtual gifts to our users. Users may purchase credits that can be redeemed for a host of virtual gifts such as a rose, a beer, or a car, among other items. Virtual gift revenue is recognized upon the users’ utilization of the virtual gift and included in subscription revenue.

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

Technology Services Revenue

Technology services revenue is generated under licensing and service agreements that we negotiate with our clients that describe the scope of the development, integration, engineering, licensing or other services that we will provide. More specifically, we expect that we will generate technology services revenue from our software solutions, such as PSP, through licenses to our clients that may be bundled with service and support packages. In addition, technology services revenue includes technology-based business development partnerships. We expect that any technology services agreements and business development partnerships are likely to contain pricing and other custom terms based on the needs of the client, which may include compensation in the form of cash or cryptocurrency tokens or a mix of cash and cryptocurrency tokens.

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

Key Metrics

Our management relies on certain non-GAAP and/or unaudited performance indicators to manage and evaluate our business. The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our advertising and marketing efforts and assess operational efficiencies. We also discuss net cash provided by (used in) operating activities under the ‟Results of Operations” and ‟Liquidity and Capital Resources” sections below. Active subscribers, subscription bookings and Adjusted EBITDA are discussed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Active subscribers (as of period end)	106,100	112,100	106,100	112,100
Subscription bookings	$3,037,802	$3,566,950	$6,063,051	$7,358,171
Net cash provided by (used in) operating activities	$(586,966)	$4,304,718	$(3,373,991)	$3,761,687
Net income (loss)	$443,384	$(1,865,015)	$1,089,999	$(2,673,670)
Adjusted EBITDA	$1,019,611	$1,311,227	$1,519,601	$1,486,433
Adjusted EBITDA as percentage of total revenues	20.9%	22.5%	15.6%	15.0%

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

Active subscribers worldwide in all periods presented excludes active subscribers to the dating services business, which was sold in January 2019.

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

Subscription bookings in all periods presented excludes subscription bookings from the dating services business, which was sold in January 2019.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net income (loss) adjusted to exclude net loss from discontinued operations, interest income, net, gain on the sale of dating applications, income tax benefit from discontinued operations, income tax expense from continuing operations, depreciation and amortization expense, impairment loss on digital tokens and stock-based compensation expense.

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

Limitations of Adjusted EBITDA

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect cash capital expenditures for assets underlying depreciation and amortization expense that may need to be replaced or for new capital expenditures;

●	Adjusted EBITDA does not reflect our working capital requirements;

●	Adjusted EBITDA does not reflect the impairment loss on digital tokens;

●	Adjusted EBITDA does not consider the potentially dilutive impact of stock-based compensation;

●	Adjusted EBITDA does not reflect the gain on the sale of our dating applications or our loss or income tax expense from discontinued operations; and

●	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Reconciliation of Net income (loss) to Adjusted EBITDA:
Net income (loss)	$443,384	$(1,865,015)	$1,089,999	$(2,673,670)
Interest income, net	(24,837)	(16,772)	(54,794)	(19,710)
Net loss from discontinued operations	-	570,806	104,880	930,629
Gain on sale of dating applications	-	-	(826,770)	-
Income tax benefit from discontinued operations	(158,990)	-	-	-
Income tax expense from continuing operations	163,490	15,500	4,500	15,500
Depreciation and amortization expense	152,903	243,919	305,600	481,681
Impairment loss on digital tokens	-	1,959,404	-	1,959,404
Stock-based compensation expense	443,661	403,385	896,186	792,599
Adjusted EBITDA	$1,019,611	$1,311,227	$1,519,601	$1,486,433

Results of Operations

In January 2019, we sold substantially all of the assets related to our dating service business under the domain names FirstMet, 50more and The Grade, which we collectively refer to as the dating services business. As a result, during the first quarter of 2019, we began to separately report the results of the dating services business as a discontinued operation in our consolidated statements of operations and present the related assets and liabilities as held for sale in our consolidated balance sheets. These changes have been applied for all periods presented. Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from our continuing operations. Refer to Note 3 of our Notes to Condensed Consolidated Financial Statements for additional information on discontinued operations.

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	18.3%	17.2%	18.9%	17.5%
Sales and marketing expense	4.7%	7.4%	6.2%	8.1%
Product development expense	35.1%	25.9%	35.7%	32.4%
General and administrative expense	33.1%	38.1%	35.8%	39.8%
Total costs and expenses	91.3%	88.6%	96.7%	97.9%
Income from continuing operations	8.7%	11.4%	3.3%	2.1%
Interest income, net	0.5%	0.3%	0.6%	0.2%
Impairment loss on digital tokens	-%	(33.6)%	-%	(19.8)%
Total other income (expense), net	0.5%	(33.3)%	3.9%	(19.6)%
Income (loss) from continuing operations before provision for income taxes	9.2%	(22.0)%	3.9%	(17.5)%
Provision for income taxes	(3.4)%	(0.2)%	0.0%	(0.2)%
Net income (loss) from continuing operations	5.8%	(22.2)%	3.9%	(17.6)%
Provision for income taxes resulting from discontinued operations	3.3%	-%	-%	-%
Gain on sale of discontinued operations	-%	-%	8.5%	-%
Loss from discontinued operations	-%	(9.8)%	(1.1)%	(9.4)%
Net income (loss)	9.1%	(32.0)%	11.3%	(27.0)%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenue

Revenue decreased to $4,872,874 for the three months ended June 30, 2019 from $5,825,157 for the three months ended June 30, 2018. The decrease was driven by a decline of $379,927 of technology service revenue recognized under the ProximaX Agreement, along with a decline of $426,573 in subscription revenue partly as a result of lower virtual goods transaction volume and a 5.4% decline in active subscribers, as well as a decrease of $145,783 in advertising revenue across all products.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenues for the three months ended June 30, 2019 and the three months ended June 30, 2018, the decrease between those periods, the percentage decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	June 30,		$	%	June 30,
	2019	2018	Decrease	Decrease	2019	2018
Subscription revenue	$3,049,900	$3,476,473	$(426,573)	(12.3)%	62.6%	59.7%
Advertising revenue	110,869	256,652	(145,783)	(56.8)%	2.3%	4.4%
Technology service revenue	1,712,105	2,092,032	(379,927)	(18.2)%	35.1%	35.9%
Total revenues	$4,872,874	$5,825,157	$(952,283)	(16.3)%	100.0%	100.0%

Subscription Revenue – Our subscription revenue for the three months ended June 30, 2019 decreased by $426,573, or 12.3%, as compared to the three months ended June 30, 2018. The decrease in subscription revenue was mainly driven by lower virtual gift transaction volume for both Paltalk and Camfrog products, corresponding to lower monthly active usage. In addition, a decrease in active subscribers of approximately 6,000, or 5.4%, contributed to the decrease in subscription revenue.

Advertising Revenue – Our advertising revenue for the three months ended June 30, 2019 decreased by $145,783, or 56.8%, as compared to the three months ended June 30, 2018. The decrease in advertising revenue resulted in part from a 21.2% decline in active users. We also believe a significant portion of the decrease was related to challenges in the digital advertising industry due to a greater emphasis on fraud control, resulting in lower demand and pricing.

Technology Service Revenue – For the three months ended June 30, 2019, we generated $1,712,105 of technology service revenue in exchange for providing certain development and related services to ProximaX to facilitate the integration of PSP into ProximaX’s proprietary blockchain protocol that is currently under development. The portion of the upfront fee associated with the ProximaX Agreement that remained unrecognized as of the termination of the ProximaX Agreement was $1,631,105 and was recognized as revenue upon such termination. Since there is no assurance of collectability on the payments due under the Termination Agreement, revenue will be recognized as the payments are received.

Costs and Expenses

Total costs and expenses for the three months ended June 30, 2019 reflect a decrease of $711,407, or 13.8%, as compared to the three months ended June 30, 2018. The following table presents our costs and expenses for the three months ended June 30, 2019 and 2018, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	June 30,		Increase	Increase	June 30,
	2019	2018	(Decrease)	(Decrease)	2019	2018
Cost of revenue	$892,470	$1,002,654	$(110,184)	(11.0)%	18.3%	17.2%
Sales and marketing expense	230,996	433,128	(202,132)	(46.7)%	4.7%	7.4%
Product development expense	1,711,974	1,508,078	203,896	13.5%	35.1%	25.9%
General and administrative expense	1,614,387	2,217,374	(602,987)	(27.2)%	33.1%	38.1%
Total costs and expenses	$4,449,827	$5,161,234	$(711,407)	(13.8)%	91.3%	88.6%

Cost of revenue – Our cost of revenue for the three months ended June 30, 2019 decreased by $110,184, or 11.0%, as compared to the three months ended June 30, 2018. The decrease for the three months ended June 30, 2019 was primarily driven by a decrease of approximately $134,000 from headcount reduction in our technical personnel and consulting services related to technology service revenue.

Sales and marketing expense – Our sales and marketing expense for the three months ended June 30, 2019 decreased by $202,132, or 46.7%, as compared to the three months ended June 30, 2018. The decrease in sales and marketing expense for the three months ended June 30, 2019 was primarily due to a decrease in Paltalk marketing expenditures of approximately $156,200 along with a decrease of approximately $42,100 related to headcount reductions to marketing personnel.

Product development expense – Our product development expense for the three months ended June 30, 2019 increased by $203,896, or 13.5%, as compared to the three months ended June 30, 2018. The increase was primarily due to an increase in compensation expense of approximately $107,300 due to newly hired personnel in the product development department.

General and administrative expense – Our general and administrative expense for the three months ended June 30, 2019 decreased by $602,987, or 27.2%, as compared to the three months ended June 30, 2018. The decrease in general and administrative expense for the three months ended June 30, 2019 was in part due to a decrease in legal expenses of approximately $185,000 and the absence of non-recurring charges from 2018 such as approximately $113,000 of transaction fees relating to cryptocurrency translation into U.S. dollars and $100,000 of consulting fees paid to a former board member.

Non-Operating Income (Loss)

The following table presents the components of non-operating income (loss) for the three months ended June 30, 2019 and the three months ended June 30, 2018, the increase between those periods, the percentage increase between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended			%	Three Months Ended
	June 30,			Increase	June 30,
	2019	2018	Increase	(Decrease)	2019	2018
Interest income, net	$24,837	$16,772	$8,065	48.1%	0.5%	0.3%
Impairment loss on digital tokens	-	(1,959,404)	1,959,404	(100.0)%	-%	(33.6)%
Loss from discontinued operations	158,990	(570,806)	729,796	(127.9)%	3.3%	(9.8)%
Total non-operating income (loss)	$183,827	$(2,513,438)	$2,697,265	(107.3)%	3.8%	(43.1)%

Non-operating income for the three months ended June 30, 2019 was $183,827, a net increase of $2,697,265, as compared to non-operating loss of $2,513,438 for the three months ended June 30, 2018. The increase in non-operating income was driven by the gain on the sale of the dating services business, along with the absence of impairment losses on digital tokens.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the three months ended June 30, 2019 and 2018, the Company recorded an income tax provision from continuing operations of $163,490 and $15,500, respectively. The Company recorded an income tax provision for state and local taxes and reversed the income tax benefit recorded during the three months ended March 31, 2019 as the intra-period allocation guidance no longer applies as the Company reported income from both continuing and discontinued operations.

As of June 30, 2019, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenue

Revenue decreased to $9,746,049 for the six months ended June 30, 2019 from $9,895,561 for the six months ended June 30, 2018. The decrease was driven by a decline of $1,259,623 in subscription revenue primarily as a result of lower virtual goods transaction volume and a 5.4% decline in active subscribers, as well as a decrease of $258,292 in advertising revenue across all products, offset by an increase of $1,368,403 in technology service revenue generated under the ProximaX Agreement.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenues for the six months ended June 30, 2019 and the six months ended June 30, 2018, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Six Months Ended		$	%	Six Months Ended
	June 30,		Increase	Increase	June 30,
	2019	2018	(Decrease)	(Decrease)	2019	2018
Subscription revenue	$6,054,255	$7,313,878	$(1,259,623)	(17.2)%	62.1%	73.9%
Advertising revenue	231,359	489,651	(258,292)	(52.8)%	2.4%	4.9%
Technology service revenue	3,460,435	2,092,032	1,368,403	65.4%	35.5%	21.1%
Total revenues	$9,746,049	$9,895,561	$(149,512)	(1.5)%	100.0%	100.0%

Subscription Revenue – Our subscription revenue for the six months ended June 30, 2019 decreased by $1,259,623, or 17.2%, as compared to the six months ended June 30, 2018. The decrease in subscription revenue was mainly driven by lower virtual gift transaction volume for both Paltalk and Camfrog products, corresponding to lower monthly active usage. In addition, a decrease in active subscribers of approximately 6,000, or 5.4%, contributed to the decrease in subscription revenue.

Advertising Revenue – Our advertising revenue for the six months ended June 30, 2019 decreased by $258,292, or 52.8%, as compared to the six months ended June 30, 2018. The decrease in advertising revenue primarily resulted from a 21.2% decline in active users. We also believe a significant portion of the decrease was related to challenges in the digital advertising industry due to a greater emphasis on fraud control, resulting in lower demand and pricing.

Technology Service Revenue – For the six months ended June 30, 2019, we generated $3,460,435 of technology service revenue in exchange for providing certain development and related services to ProximaX to facilitate the integration of PSP into ProximaX’s proprietary blockchain protocol that is currently under development. Technology service revenue is generated through software licensing and technology implementation services and has increased by $1,368,403, or 65.4%, as compared to the six months ended June 30, 2018. The portion of the upfront fee associated with the ProximaX Agreement that remained unrecognized as of the termination of the ProximaX Agreement was $1,631,105 and was recognized as revenue upon such termination.  Since there is no assurance of collectability on the remaining payments due under the Termination Agreement, revenue will be recognized as the payments are received.

Costs and Expenses

Total costs and expenses for the six months ended June 30, 2019 reflect a decrease in costs and expenses of $255,174, or 2.6%, as compared to the six months ended June 30, 2018. The following table presents our costs and expenses for the six months ended June 30, 2019 and 2018, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Six Months Ended		$	%	Six Months Ended
	June 30,		Increase	Increase	June 30,
	2019	2018	(Decrease)	(Decrease)	2019	2018
Cost of revenue	$1,844,689	$1,731,685	$113,004	6.5%	18.9%	17.5%
Sales and marketing expense	608,147	799,107	(190,960)	(23.9)%	6.2%	8.1%
Product development expense	3,483,539	3,209,949	273,590	8.5%	35.7%	32.4%
General and administrative expense	3,491,859	3,942,667	(450,808)	(11.4)%	35.8%	39.8%
Total costs and expenses	$9,428,234	$9,683,408	$(255,174)	(2.6)%	96.7%	97.9%

Cost of revenue - Our cost of revenue for the six months ended June 30, 2019 increased by $113,004, or 6.5%, as compared to the six months ended June 30, 2018. The increase for the six months ended June 30, 2019 was primarily driven by an increase in compensation expense of approximately $94,400 due to increased headcount in system administration support.

Sales and marketing expense - Our sales and marketing expense for the six months ended June 30, 2019 decreased by $190,960, or 23.9%, as compared to the six months ended June 30, 2018. The decrease in sales and marketing expense for the six months ended June 30, 2019 was primarily due to a decrease in marketing expenditures of approximately $118,800 related to our video properties along with a decrease of approximately $83,600 in compensation to marketing personnel.

Product development expense - Our product development expense for the six months ended June 30, 2019 increased by $273,590, or 8.5%, as compared to the six months ended June 30, 2018. The increase was primarily due to an increase in Paltalk and technology services compensation expense of approximately $128,300 due to newly hired personnel in the product development department.

General and administrative expense - Our general and administrative expense for the six months ended June 30, 2019 decreased by $450,808, or 11.4%, as compared to the six months ended June 30, 2018. The decrease in general and administrative expense was primarily driven by the absence of non-recurring charges from 2018, such as approximately $113,000 of transaction fees relating to cryptocurrency conversion into U.S. dollars and $100,000 of consulting fees paid to a former board member.

Non-Operating Income (Loss)

The following table presents the components of non-operating income (loss) for the six months ended June 30, 2019 and the six months ended June 30, 2018, the increase between those periods, the percentage increase between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Six Months Ended			%	Six Months Ended
	June 30,		Increase	Increase	June 30,
	2019	2018	(Decrease)	(Decrease)	2019	2018
Interest income, net	$54,794	$19,710	$35,084	178.0%	0.6%	0.2%
Impairment loss on digital tokens	-	(1,959,404)	1,959,404	100.0%	-%	(19.8)%
Income from discontinued operations	721,890	(930,629)	1,652,519	177.6%	7.4%	(9.4)%
Total non-operating income (loss)	$776,684	$(2,870,323)	$3,647,007	127.1%	8.0%	(29.0)%

Non-operating income for the six months ended June 30, 2019 was $776,684, a net increase of $3,647,007, as compared to non-operating loss of $2,870,323 for the six months ended June 30, 2018. The increase in non-operating income was driven by the gain on the sale of the dating services business, along with the impairment losses on digital tokens incurred in the six months ended June 30, 2018.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the six months ended June 30, 2019 and 2018, the Company recorded an income tax provision from continuing operations of $4,500 and $15,500, respectively. The Company recorded an income tax provision for state and local taxes and reversed the income tax benefit recorded during the three months ended March 31, 2019 as the intra-period allocation guidance no longer applies as the Company reported income from both continuing and discontinued operations.

As of June 30, 2019, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2019	2018
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$(3,373,991)	$3,761,687
Net cash provided by (used in) investing activities	1,460,603	(159,900)
Net cash provided by (used in) financing activities	-	-
Net increase (decrease) in cash and cash equivalents	$(1,913,388)	$3,601,787

Currently, our primary source of liquidity is cash on hand and cash flows from continuing operations, and we believe that our cash balance and our expected cash flow from operations will be sufficient to meet all of our financial obligations for the twelve months from the date of this report. As of June 30, 2019, we had $4,641,988 of cash and cash equivalents.

In the future, it is possible that we will need additional capital to fund our operations, particularly growth initiatives, which we expect we would raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. We may also attempt to raise capital through dispositions of our assets, such as our sale of the dating services business in January 2019. To raise additional funds through dispositions, we may in the future seek to sell all or a portion of our XPX tokens or Vumber, a small telecommunications services provider that we operate, or certain of our patents, which we refer to collectively as our non-core properties. Our need to generate additional capital will largely depend on future capital requirements, which in turn will depend on many factors including our growth rate, headcount, sales and marketing activities, research and development efforts and the introduction of new features, products, acquisitions and continued user engagement.

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

Operating Activities

Net cash used in operating activities was $3,373,991 for the six months ended June 30, 2019, as compared to net cash provided by operating activities of $3,761,687 for the six months ended June 30, 2018. The decrease in net cash used in operating activities of $7,135,678 was mainly due to a one-time prepayment of the ProximaX Agreement during in the six months ended June 30, 2018. In addition, the decrease was in part a result of the non-recurring payment of residual liabilities in connection to the sale of the dating services business as well as the payments of related legal and transaction fees.

Investing Activities

Net cash provided by (used in) investing activities for the six months ended June 30, 2019 and 2018 was $1,460,603 and $(159,900), respectively. The increase in net cash provided by investing activities for the six months ended June 30, 2019 was primarily the result of proceeds from the sale of the dating services business.

Financing Activities

We did not have any net cash provided by (used in) financing activities for the six months ended June 30, 2019 and 2018.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, our Chief Executive Officer recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of June 30, 2019, we determined that we maintain effective disclosure controls and procedures.

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

On November 2, 2017, Riot Games, Inc. filed a total of four petitions for inter partes review with the United States Patent and Trademark Office, two per patent held by Paltalk Holdings, Inc., seeking to have the Paltalk Holdings, Inc. patents declared invalid. On May 15, 2018, inter partes review was instituted, and on February 13, 2019, the Patent Trial and Appeal Board (the “PTAB”) held a hearing on the matter. On May 14, 2019 the PTAB rejected the validity of the patents. The Company is currently pursuing an appeal of the PTAB’s ruling.

To our knowledge, other than as described above, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

Except as follows, there were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the Form 10-K. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Form 10-K.

ProximaX may not have sufficient cash resources to pay us amounts owed under our termination agreement and may be required to make payments to us in security tokens.

On June 29, 2019, we entered into the Termination Agreement with ProximaX to, among other things, terminate the remaining obligations under our technology services agreement with ProximaX. Under the Termination Agreement, ProximaX acknowledged and agreed to pay us $2.5 million that ProximaX owed us for services completed under our technology services agreement as follows:

●	we will receive eight monthly cash installments of $7,500 each, on the first day of each month, to be paid beginning May 1, 2019 through December 1, 2019 (with any amounts due prior to the Termination Date being paid in arrears together with the first payment due after the Termination Date); and

●	the remaining balance of $2.44 million will be paid on December 31, 2019 in either cash or security tokens issued by ProximaX.

The Termination Agreement also provides that if ProximaX raises capital prior to December 31, 2019, it will apply a portion of the net cash proceeds raised towards the remaining balance of the $2.5 million we are owed.

As a recently formed entity with limited capital, ProximaX may not have sufficient cash or liquid assets, and may not be able to raise sufficient capital, to make payments to us in cash under the Termination Agreement. As a result, ProximaX may be required to pay us in an equivalent amount of newly issued security tokens. The value of any security tokens that would be issued in the future by ProximaX is speculative, and the price of such security tokens may experience periods of extreme volatility due to (i) such tokens having a very limited trading history, (ii) the limited public supply of such tokens, (iii) a potential lack of adoption of such tokens by token holders, and (iv) such tokens trading on a limited number of token exchanges or any at all. As a result, any future acquisition of newly issued security tokens from ProximaX could subject our business to additional risks and could have a material adverse impact on our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended June 30, 2019 that were not previously reported on a Current Report on Form 8-K.

Issuer repurchases of common stock

The following table details our repurchases of common stock during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2019 – April 30, 2019	—	$—	—	$0.5
May 1, 2019 – May 30, 2019	—	$—	—	$0.5
June 1, 2019 – June 30, 2019	—	$—	—	$0.5
Total	—	$—	—

(1)	On April 29, 2019, we implemented a repurchase plan to repurchase up to $500 thousand of our common stock for cash. The repurchase plan expires on April 29, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
2.1#	Agreement and Plan of Merger, dated September 13, 2016, by and among PeerStream, Inc., SAVM Acquisition Corporation, A.V.M. Software, Inc. and Jason Katz (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 14, 2016 by the Company with the SEC).
2.2#	Asset Purchase Agreement, by and between PeerStream, Inc. and The Dating Company, LLC, dated as of January 31, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on February 4, 2019 by the Company with the SEC).
3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.2	Certificate of Amendment of Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 14, 2016 by the Company with the SEC).
3.4	Certificate of Amendment to Certificate of Incorporation, dated May 19, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).
3.5	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2019 (incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed on March 28, 2019 by the Company with the SEC).
3.6	Certificate of Amendment to Certificate of Incorporation, dated May 25, 2019 (incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2019 by the company with the SEC).
3.7	Certificate of Amendment to Certificate of Incorporation, effective March 12, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 13, 2019 by the Company with the SEC).
3.8	Amended and Restated By-Laws of PeerStream, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-52176) of the Company filed April 25, 2012 by the Company with the SEC).
3.9	Amendment No. 1 to the Amended and Restated By-Laws of PeerStream, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed September 11, 2019 by the Company with the SEC).
3.10	Amendment No. 2 to the Amended and Restated By-Laws of PeerStream, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on March 13, 2019 by the Company with the SEC).
4.1	Specimen Stock Certificate of PeerStream, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-226003) of the Company filed on November 27, 2018 by the Company with the SEC).
10.1	Consulting Agreement, by and between PeerStream, Inc. and Judy Krandel, effective as of May 6, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed on April 30, 2019 by the Company with the SEC).
10.2	Option Cancellation and Release Agreement, dated May 7, 2019, by and between PeerStream, Inc. and Judy Krandel (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 8, 2019 by the Company with the SEC).
10.3	Termination Agreement, dated as of June 29, 2019, by and between PeerStream, Inc. and ProximaX Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 5, 2019 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. PeerStream, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of PeerStream, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PeerStream, Inc.

Date: August 8, 2019	By:	/s/ Alexander Harrington
Alexander Harrington
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)