Form 10-Q
period 2019-09-30
PeerStream, Inc.
filed 2019-11-08
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2019
Common Stock, par value $0.001 per share	6,878,904

PEERSTREAM, INC. QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to effectively market and generate revenue from our software licensing and technology implementation services;

●	our ability to generate and maintain active subscribers and to maintain engagement with our user base;

●	the intense competition in the industries in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	our increasing focus on the use of new and novel technologies, such as blockchain, to enhance our applications, and our ability to timely complete development of applications using new technologies;

●	legal and regulatory requirements related to our cryptocurrencies holdings and accepting cryptocurrencies as a method of payment for our services;

●	risks related to our holdings of digital tokens, including risks related to the volatility of the trading price of the digital tokens and our ability to convert digital tokens into fiat currency;

●	the ability of VertiPrime Government Services, LLC (“VertiPrime”) to successfully secure a potential government contract award and our ability to successfully enter into a definitive subcontract agreement with VertiPrime related to such government contract;

●	risks associated with our termination agreement with ProximaX Limited (“ProximaX”), including that ProximaX may make certain future payments to us in digital tokens that have speculative value;

●	our ability to develop functional new cybersecurity technologies that will be accepted by the marketplace, including PeerStream Protocol;

●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple Inc., Facebook, Inc. and Alphabet Inc. and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;

●	our ability to obtain additional capital or financing when and if necessary to execute our business plan, including through offerings of debt or equity;

●	our ability to develop, establish and maintain strong brands;

●	the effects of current and future government regulation, including laws and regulations regarding the use of the internet, privacy, cybersecurity and protection of user data and blockchain and cryptocurrency technologies;

●	our ability to manage our partnerships and strategic alliances, including the resolution of any material disagreements and the ability of our partners to satisfy their obligations under these arrangements;

●	our ability to offset fees associated with the distribution platforms that host our applications;

ii

●	our reliance on our executive officers and consultants;

●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;

●	our ability to release new applications on schedule or at all, as well as our ability to improve upon existing applications;

●	our ability to update our applications to respond to rapid technological changes;

●	our ability to protect our intellectual property rights;

●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;

●	the ability of foreign governments to restrict access to our applications or impose new regulations;

●	the reliance of our mobile applications on having a mobile data plan and/or Wi-Fi access to gain internet connectivity;

●	our reliance on third-party investor relations firms to help create awareness of our Company and compliance by such third parties with regulatory requirements related to promotional reports;

●	the effect of security breaches, computer viruses and computer hacking attacks;

●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to effectively integrate companies and properties that we acquire;

●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;

●	the risk that we may face litigation resulting from the transmission of information through our applications;

●	our ability to attract and retain qualified employees and consultants; and

●	our ability to maintain effective internal controls over financial reporting.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEERSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$3,625,237	$6,555,376
Credit card holdback receivable	11,323	94,498
Accounts receivable, net of allowances and reserves of $0 and $34,546 as of September 30, 2019 and December 31, 2018, respectively	175,857	326,786
Prepaid expense and other current assets	363,549	269,668
Current assets held for sale	-	19,053
Total current assets	4,175,966	7,265,381
Operating lease right-of-use assets	797,337	232,423
Property and equipment, net	615,275	577,911
Goodwill	13,086,472	13,086,472
Intangible assets, net	691,974	884,223
Digital tokens	273,448	832,892
Other assets	86,376	116,767
Noncurrent assets held for sale	-	1,436,499
Total assets	$19,726,848	$24,432,568

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,286,172	$2,842,947
Accrued expenses and other current liabilities	271,283	737,945
Current portion of operating lease liabilities	163,103	114,789
Deferred subscription revenue	1,433,679	1,468,571
Deferred technology service revenue	-	3,379,435
Current liabilities held for sale	-	617,410
Total current liabilities	3,154,237	9,161,097
Operating lease liabilities, non-current portion	634,233	117,634
Total liabilities	3,788,470	9,278,731
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; and 6,874,679 shares and 6,868,679 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	6,875	6,869
Additional paid-in capital	21,135,715	19,867,259
Accumulated deficit	(5,204,212)	(4,720,291)
Total stockholders’ equity	15,938,378	15,153,837
Total liabilities and stockholders’ equity	$19,726,848	$24,432,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Subscription revenue	$2,847,055	$3,593,456	$8,901,310	$10,907,335
Advertising revenue	88,940	262,948	320,299	752,598
Technology service revenue	22,444	1,448,330	3,482,879	3,540,362
Total revenues	2,958,439	5,304,734	12,704,488	15,200,295
Costs and expenses:
Cost of revenue	679,540	868,172	2,524,229	2,599,858
Sales and marketing expense	248,332	469,692	856,479	1,268,799
Product development expense	1,694,384	1,662,848	5,177,923	4,891,250
General and administrative expense	1,423,430	1,886,334	4,915,289	5,829,099
Total costs and expenses	4,045,686	4,887,046	13,473,920	14,589,006
Income (loss) from continuing operations	(1,087,247)	417,688	(769,432)	611,289
Interest income	18,889	28,603	73,683	48,313
Impairment loss on digital tokens	(503,464)	(575,831)	(503,464)	(2,535,235)
Loss from continuing operations before provision for income taxes	(1,571,822)	(129,540)	(1,199,213)	(1,875,633)
Benefit (expense) for income taxes	157,180	13,636	152,680	(1,864)
Net loss from continuing operations	(1,414,642)	(115,904)	(1,046,533)	(1,877,497)
Discontinued Operations:
Gain on sale from discontinued operations	-	-	826,770	-
Loss from discontinued operations	-	(453,663)	(104,880)	(1,365,740)
Income tax expense from discontinued operations	(159,278)	-	(159,278)	-
Net income (loss) from discontinued operations	(159,278)	(453,663)	562,612	(1,365,740)
Net loss	$(1,573,920)	$(569,567)	$(483,921)	$(3,243,237)

Basic net income (loss) per share of common stock:
Continuing operations	$(0.23)	$(0.02)	$(0.15)	$(0.27)
Discontinued operations	-	(0.06)	0.08	(0.20)
Net loss per share of common stock	$(0.23)	$(0.08)	$(0.07)	$(0.47)
Diluted net income (loss) per share of common stock:
Continuing operations	$(0.23)	$(0.02)	$(0.15)	$(0.27)
Discontinued operations	-	(0.06)	0.08	(0.20)
Net loss per share of common stock	$(0.23)	$(0.08)	$(0.07)	$(0.47)
Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic and diluted continuing operations	6,874,679	6,886,051	6,874,437	6,883,575
Basic and diluted discontinued operations	6,874,679	6,886,051	6,893,886	6,883,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	6,881,794	$6,882	$18,346,914	$(923,074)	$17,430,722
Stock-based compensation expense for restricted stock awards and stock options	-	-	389,215	-	389,215
Net loss	-	-	-	(808,655)	(808,655)
Balance at March 31, 2018	6,881,794	$6,882	$18,736,129	$(1,731,729)	$17,011,282
Stock-based compensation expense for restricted stock awards and stock options	-	-	403,385	-	403,385
Reconciliation of shares issued in stock-based compensation arrangement	522	1	-	-	1
Net loss	-	-	-	(1,865,015)	(1,865,015)
Balance at June 30, 2018	6,882,316	$6,883	$19,139,514	$(3,596,744)	$15,549,653
Stock-based compensation expense for restricted stock awards and stock options	-	-	413,082	-	413,082
Issuance of common stock for stock option exercises	6,363	6	28,204	-	28,210
Net loss	-	-	-	(569,567)	(569,567)
Balance at September 30, 2018	6,888,679	$6,889	$19,580,800	$(4,166,311)	$15,421,378

Balance at January 1, 2019	6,868,679	$6,869	$19,867,259	$(4,720,291)	$15,153,837
Stock-based compensation expense for restricted stock awards and stock options	-	-	452,525	-	452,525
Issuance of common stock for consulting services	6,000	6	34,494	-	34,500
Net income	-	-	-	646,615	646,615
Balance at March 31, 2019	6,874,679	$6,875	$20,354,278	$(4,073,676)	$16,287,477
Stock-based compensation expense for restricted stock awards and stock options	-	-	443,661	-	443,661
Net income	-	-	-	443,384	443,384
Balance at June 30, 2019	6,874,679	$6,875	$20,797,939	$(3,630,292)	$17,174,522
Stock-based compensation expense for restricted stock awards and stock options	-	-	337,776	-	337,776
Net loss	-	-	-	(1,573,920)	(1,573,920)
Balance at September 30, 2019	6,874,679	$6,875	$21,135,715	$(5,204,212)	$15,938,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(483,921)	$(3,243,237)
Less: Income (loss) from discontinued operations	562,612	(1,365,740)
Loss from continuing operations	(1,046,533)	(1,877,497)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation of property and equipment	262,022	292,214
Amortization of intangible assets	192,249	1,263,564
Amortization of operating lease right-of-use assets	147,385	-
Stock-based compensation expense	1,233,962	1,205,682
Common stock issued for consulting services	34,500	1
Bad debt expense	-	8,552
Digital tokens received as payment for services	-	(3,368,127)
Impairment loss on digital tokens	503,464	2,535,235
Changes in operating assets and liabilities:
Credit card holdback receivable	83,175	41,146
Accounts receivable	150,929	144,306
Operating lease liability	(147,385)	-
Prepaid expenses and other current assets	(93,881)	(274,858)
Other assets	30,391	33,676
Accounts payable, accrued expenses and other current liabilities	(2,023,437)	215,732
Deferred subscription revenue	(34,892)	(380,536)
Deferred technology service revenue	(3,379,435)	4,827,765
Net cash (used in) provided by continuing operating activities	(4,087,486)	4,666,855
Net cash used in discontinued operating activities	(199,245)	(1,365,740)
Net cash (used in) provided by operating activities	(4,286,731)	3,301,115
Cash flows from investing activities:
Purchases of property and equipment	(299,386)	(249,021)
Proceeds from the sale of digital tokens	55,978	-
Net cash used in continuing investing activities	(243,408)	(249,021)
Net cash provided by discontinued investing activities	1,600,000	-
Net cash provided by (used in) investing activities	1,356,592	(249,021)
Cash flows from financing activities:
Proceeds from issuance of common stock for stock option exercises	-	28,210
Net cash provided by continuing financing activities	-	28,210
Net cash provided by discontinued financing activities	-	-
Net cash provided by financing activities	-	28,210
Net increase (decrease) in cash and cash equivalents	(2,930,139)	3,080,304
Balance of cash and cash equivalents at beginning of period	6,555,376	4,137,050
Balance of cash and cash equivalents at end of period	$3,625,237	$7,217,354
Non-cash investing and financing activities:
Operating lease right-of-use asset and liability	$712,299	$-
Cash paid in interest	$-	$-
Cash paid in income taxes	$12,000	$-

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

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheet, results of operations, cash flows and changes in the stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the nine months ended September 30, 2019 are not necessarily indicative of results for the year ending December 31, 2019, or for any other period.

2.	Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Form 10-K.

During the nine months ended September 30, 2019, there were no significant changes made to the Company’s significant accounting policies.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that utilizes expected credit losses to provide for an allowance for credit losses for financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement includes the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted for fiscal years beginning after December 31, 2018 and interim periods within such year. The Company adopted this guidance, and its adoption did not have any significant impact on the Company’s condensed consolidated financial statements and related disclosures.

Revenue

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, revenue from contracts with customers is recognized when control of the promised services is transferred to the customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. Sales tax is excluded from reported revenue. The Company has elected the practical expedient allowable by the guidance to not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less.

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the nine months ended September 30, 2019 and 2018, subscriptions were offered in durations of one-, three-, six- and twelve- month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets. The deferred revenue at December 31, 2018 was $1,468,571, of which $1,389,978 was subsequently recognized as subscription revenue during the nine months ended September 30, 2019. The ending balance of deferred revenue at September 30, 2019 was $1,433,679.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition, the Company offers virtual gifts to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and are under the users’ control. Virtual gift revenue is recognized upon the users’ utilization of such at the fixed transaction price and included in subscription revenue in the accompanying condensed consolidated statements of operations. Virtual gift revenue was approximately $1,245,041 and $4,144,114 for the three and nine months ended September 30, 2019, respectively. Virtual gift revenue was approximately $1,883,582 and $5,636,505 for the three and nine months ended September 30, 2018, respectively.

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

Technology Service Revenue

Revenue under the Company’s technology services agreement (the “ProximaX Agreement”) with ProximaX Limited (“ProximaX”) was recognized based upon proportional performance using labor hours as the unit of measurement. Pursuant to the terms of the ProximaX Agreement, ProximaX agreed to pay the Company, among other things, up to an aggregate of $10.0 million of cash or certain highly liquid cryptocurrencies in exchange for the Company’s services, $5.0 million of which was paid in May 2018, $2.5 million of which was due upon completion the second development milestone set forth in the ProximaX Agreement and $2.5 million of which was due upon completion of the third development milestone set forth in the ProximaX Agreement. The contractual upfront fee was paid in the Ethereum cryptocurrency and subsequently converted into U.S. dollars. The upfront fee also included 216.0 million XPX tokens. The total upfront fee was recognized as revenue under the input method based on proportional performance using labor hours as the unit of measurement. The portion of the upfront fee that remained unrecognized as of the termination of the ProximaX Agreement was $1,631,105 and was recognized as revenue upon such termination.

In the second quarter of 2019, the Company completed, and ProximaX accepted delivery of, the work constituting the second development milestone under the ProximaX Agreement. During the final stages of delivery of the second milestone, ProximaX informed the Company that capital constraints made it unable to pay the Company the $2.5 million as stipulated under the ProximaX Agreement. Accordingly, the Company and ProximaX entered into an agreement, effective June 24, 2019, to terminate the ProximaX Agreement (the “Termination Agreement”) and provide for payment terms for the remaining $2.5 million due under the ProximaX Agreement. Since there is no assurance of collectability on the remaining payments, revenue is being recognized as the payments under the Termination Agreement are received. For the three months ended September 30, 2019, the Company recognized approximately $22,400 in revenue in connection with payments received.

Digital Tokens

Digital tokens consist of XPX tokens received in connection with the ProximaX Agreement. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies and other digital tokens under current GAAP, the Company has determined to account for these tokens as indefinite-lived intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other until further guidance is issued by the FASB.

Indefinite-lived intangible assets are recorded at cost and are not subject to amortization, but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If, at the time of an impairment test, the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to the excess is recognized. Fair value of the digital tokens had been based on the quoted market prices for the XPX tokens on the Kryptono Exchange. In September 2019, the Kryptono Exchange announced that as part of its periodic review of its listed digital assets it was determined that ProximaX no longer met its standards for continued listing. Accordingly, it delisted and ceased trading for XPX tokens on October 4, 2019. Because the value of XPX as listed on other exchanges had declined significantly, the Company recorded an impairment charge in the amount of $503,464 which is reported as a component of other income and expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019.

For the nine months ended September 30, 2019, the Company sold 16,604,747 digital tokens for $56,100. The loss recorded of approximately $8,000 was immaterial in respect to the condensed consolidated financial statements.

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

The operations of the Dating Services Business are included in our results as discontinued operations through January 31, 2019, the date of sale.

The following tables summarize the major line items included in loss from discontinued operations for the Dating Services Business:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
Revenues	$1,381,053	$4,624,929
Costs of revenue	(321,887)	(981,936)
Sales and marketing expense	(913,874)	(2,997,635)
Product development expense	(315,538)	(1,160,848)
General and administrative expense	(283,417)	(850,250)
Loss from discontinued operations	$(453,663)	$(1,365,740)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Revenues	$-	$440,225
Costs of revenue	-	(115,338)
Sales and marketing expense	-	(270,200)
Product development expense	-	(76,845)
General and administrative expense	-	(82,722)
Loss from discontinued operations	$-	$(104,880)

4.	Property and Equipment, Net

Property and equipment, net consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(unaudited)
Computer equipment	$3,706,017	$3,706,017
Website development	2,984,479	2,685,093
Furniture and fixtures	89,027	89,027
Leasehold improvements	32,726	32,726
Total property and equipment	6,812,249	6,512,863
Less: Accumulated depreciation	(6,196,974)	(5,934,952)
Total property and equipment, net	$615,275	$577,911

Depreciation expense for the three and nine months ended September 30, 2019 was $84,587 and $262,022, respectively, as compared to $86,076 and $292,214 for the three and nine months ended September 30, 2018, respectively.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Intangible Assets, Net

Intangible assets, net consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$50,000	$(25,625)	$24,375	$50,000	$(23,750)	$26,250
Trade names, trademarks product names, URLs	555,000	(432,604)	122,396	555,000	(390,979)	164,021
Internally developed software	1,990,000	(1,951,739)	38,261	1,990,000	(1,927,988)	62,012
Subscriber/customer relationships	2,279,000	(1,772,058)	506,942	2,279,000	(1,647,060)	631,940
Total intangible assets	$4,874,000	$(4,182,026)	$691,974	$4,874,000	$(3,989,777)	$884,223

Amortization expense for the three and nine months ended September 30, 2019 was $64,084 and $192,249, respectively, as compared to $421,188 and $1,263,564 for the three and nine months ended September 30, 2018, respectively. The estimated aggregate amortization expense for each of the next five years will be $64,083 in 2019, $246,681 in 2020, $184,667 in 2021, $149,944 in 2022 and $46,599 thereafter.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(unaudited)
Compensation, benefits and payroll taxes	$218,189	$355,300
Income tax payable	6,598	-
Other accrued expenses	46,496	382,645
Total accrued expenses and other current liabilities	$271,283	$737,945

7.	Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2019, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

For the three months ended September 30, 2019, the Company recorded an income tax benefit from continuing operations of $157,180 on a pre-tax loss of $1,571,822. For the nine months ended September 30, 2019, the Company recorded an income tax benefit from continuing operations of $152,680 on a pre-tax loss of $1,199,213. The Company recorded an income tax provision for state and local taxes and, as a result of the gain recorded in discontinued operations in connection with the sale of the Dating Services Business, the Company was able to record an income tax benefit in continuing operations under the intra-period allocation guidance. The effective tax rate for the three and nine months ended September 30, 2019 was 10.0% and 12.73%, respectively.

For the three months ended September 30, 2018, the Company recorded an income tax benefit from continuing operations of $13,636. For the nine months ended September 30, 2018, the Company recorded an income tax provision from continuing operations of $1,864. The effective tax rate for the three and nine months ended September 30, 2018 was 10.5% and (0.10%), respectively. The effective tax rate differs from the statutory rate of 21% as no benefit has been provided to current year pre-tax losses as the Company concluded its deferred tax assets are not realizable on a more-likely-than-not basis.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Stockholders’ Equity

The PeerStream, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 181,604 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The PeerStream, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of September 30, 2019, there were 420,344 shares available for future issuance under the 2016 Plan.

On April 29, 2019, the Company implemented a stock repurchase plan to repurchase up to $500 thousand of its common stock for cash. The repurchase plan expires on April 29, 2020. The Company has not repurchased any shares of its common stock under the repurchase plan as of September 30, 2019.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the following period:

Nine Months Ended
September 30,
2019
Expected volatility	165.0-175.0%
Expected life of option (in years)	5.0-5.5
Risk free interest rate	2.2 - 2.5%
Expected dividend yield	0.0%

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

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes stock option activity during the nine months ended September 30, 2019:

		Weighted
	Number of	Average Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2019	1,037,797	$5.36
Granted	193,294	3.71
Forfeited or canceled, during the period	(154,213)	4.45
Expired, during the period	(21,187)	4.55
Outstanding at September 30, 2019	1,055,691	$4.97
Exercisable at September 30, 2019	732,148	$5.47

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

At September 30, 2019, there was $655,138 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.1 years.

On September 30, 2019, the aggregate intrinsic value of stock options that were outstanding and exercisable was $22,173 and $9,363, respectively. On September 30, 2018, the aggregate intrinsic value of stock options that were outstanding and exercisable was $1,752,348 and $825,048, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the nine months ended September 30, 2019, the Company granted options to employees to purchase an aggregate 193,294 shares of common stock at exercise prices ranging from $3.55 to $4.55 per share. The options vest on the grant date or between one and four years and have a term of ten years.

The aggregate fair value for the options granted during the nine months ended September 30, 2019 was $337,598. The aggregate fair value for the options granted during the nine months ended September 30, 2018 was $708,501.

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of revenue	$375	$529	$1,099	$1,870
Sales and marketing expense	20	981	110	3,202
Product development expense	8,824	14,380	108,633	33,640
General and administrative expense	143,183	211,818	567,998	610,848
Total stock compensation expense	$152,402	$227,708	$677,840	$649,560

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Awards

The following table summarizes restricted stock award activity for the nine months ended September 30, 2019:

Weighted
Average
	Number of	Grant Date
	RSAs	Fair Value
Restricted Stock Awards:
Unvested at January 1, 2019	79,286	$20.29
Granted	-	-
Expired or canceled, during the period	-	-
Forfeited, during the period	-	-
Unvested at September 30, 2019	79,286	$20.29

At September 30, 2019, there was no unrecognized compensation expense related to unvested restricted stock awards.

Stock-based compensation expense relating to restricted stock awards included in general and administrative expense for the three and nine months ended September 30, 2019 was $185,374 and $556,122, respectively, as compared to $185,374 and $556,122 for the three and nine months ended September 30, 2018, respectively.

9.	Net Loss Per Share

Basic net loss per share of common stock is computed based upon the number of weighted average shares of common stock outstanding as defined by ASC Topic 260, Earnings Per Share. Diluted net loss per share of common stock includes the dilutive effects of stock options and stock equivalents. To the extent stock options are antidilutive, they are excluded from the calculation of diluted net loss per share of common stock. For the three and nine months ended September 30, 2019, 1,055,691 shares upon the exercise of outstanding stock options and 79,286 shares of unvested restricted stock were not included in the computation of diluted net loss per share for continuing operations because their inclusion would be antidilutive.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders for discontinued operations consists of the following:

Nine Months Ended
September 30, 2019
Basic weighted-average number of shares	6,874,437
Effect of dilutive securities
Stock options	19,449
Diluted weighted-average number of shares	6,893,886

For the three and nine months ended September 30, 2018, 1,067,527 shares upon the exercise of outstanding stock options and 158,571 shares of unvested restricted stock were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.

10.	Leases

Operating Leases

On June 7, 2016, the Company entered into a lease agreement with Jericho Executive Center LLC for office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on September 1, 2016 and runs through November 30, 2021. The Company’s monthly office rent payments under the lease are currently approximately $5,900 per month.

On September 18, 2017, the Company entered into a lease agreement for a second office space located at 122 East 42nd Street in New York, NY that expired on July 31, 2019 and paid a security deposit in the amount of $8,000. The Company’s monthly office rent payments under the lease were approximately $4,000 per month.

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

On May 1, 2019, the Company entered into a sublease agreement with Telecom Infrastructure Corp. for office space located at 122 East 42nd Street in New York, NY, pursuant to which Telecom Infrastructure Corp. is required to pay the Company $11,164 per month. The term of the sublease runs until April 26, 2023.

As of September 30, 2019, the Company had no long-term leases that were classified as financing leases. As of September 30, 2019, the Company did not have additional operating and financing leases that have not yet commenced.

The Company recognizes right-of-use (“ROU”) assets and lease liabilities when it enters into a lease agreement. The Company evaluates the nature of each lease at the inception of an arrangement to determine whether it is an operating or financing lease and recognizes the ROU asset and lease liabilities based on the present value of future minimum lease payments over the expected lease term. The Company’s leases do not generally contain an implicit interest rate and therefore the Company uses the incremental borrowing rate it would expect to pay to borrow on a similar collateralized basis over a similar term in order to determine the present value of its lease payments.

Total operating lease expense for the nine months ended September 30, 2019 was $309,537 and is recorded in general and administrative expense on the unaudited condensed statements of operations.

The following table summarizes the Company’s operating and financing leases as of and for the nine months ended September 30, 2019:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$564,914
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$712,299
Weighted average remaining lease term
Operating leases	3.4
Weighted average discount rate
Operating leases	2.5%

11.	Commitments and Contingencies

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

Riot Games, Inc. has filed a total of four inter partes reviews at the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office, two per patent held by Paltalk Holdings, Inc., seeking to have the Paltalk Holdings, Inc. patents declared invalid. On May 14, 2019, the PTAB rejected the validity of the patents. On September 27, 2019, the Company filed an appeal of the PTAB’s ruling.

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of September 30, 2019.

12.	Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no other events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2019 and 2018, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2019 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2018, all amounts herein are unaudited.

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

In March 2018, we launched our proprietary software business centered around the development of PSP and Backchannel. In addition, we began providing professional services to customize and integrate our software solutions to meet client needs. In the future, we plan to grow our software licensing and technology implementation business by securing new clients to license PSP and/or Backchannel, as well as implementing these products into their existing systems.

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

We also believe that our proprietary consumer app technology platform can scalably support large communities of users in activities such as video, voice and text chat and provide robust user monetization tools. In October 2019, we commenced a strategy to make our video chat platform available to potential third-party partners with large user communities to provide retention-enhancing social and communication features while potentially providing additional commercial opportunities for those partners. We expect to participate in the commercial upside with such partners via revenue sharing arrangements that we plan to negotiate on a partner-specific basis. On October 18, 2019, we agreed to collaborate with a third party with a community of over 35 million monthly active users, which has agreed to promote a co-branded version of our Paltalk video chat program to its user base on a trial basis.

Our continued growth depends on the expansion of our software licensing and implementation services business, attracting new consumer application users through the introduction of new applications and features and further penetration of our existing markets. Our principal growth strategy is to continue investing in the development of proprietary software, expand our sales and marketing efforts with respect to such software, and increase our consumer application user base through potential platform partnerships and new and existing advertising campaigns that we run through internet and mobile advertising networks.

Operational Highlights and Objectives

During the nine months ended September 30, 2019, we executed key components of our objectives:

●	completed the sale of our dating assets to The Dating Company, LLC in order to focus on our core video applications and secure communications technology solutions;

●	continued to make strides in the development of the technology, partnerships and sales pipeline for our secure communications business line, identifying government and enterprise client prospects that could represent a significant annual revenue opportunity;

●	implemented a significant cost savings initiative that reduced third quarter expenses year-over-year by 17.2%, and sequentially by 9.1%, with greater cost savings anticipated in the future;

●	launched our consumer application platform strategy, under which we plan to co-brand our video chat applications and promote them in partnership with third-party communities, with the expectation of entering into revenue sharing arrangements with potential partners. Subsequent to quarter end, we reached agreement with a launch partner with 35 million monthly active users who has agreed to a trial of our consumer application platform;

●

advanced our launch partnership with YouNow, Inc. (“YouNow”) in the Props Developer Network, which, pending regulatory approval, is expected to enable us to distribute YouNow’s Props tokens to our application end users for anticipated loyalty and retention benefits;

●	entered into a non-binding Memorandum of Understanding with VertiPrime Government Services, LLC (“VertiPrime”) to collaborate on an upcoming Air Force contract award for a Phase II Small Business Innovation Research trial if (i) VertiPrime wins the contract and (ii) VertiPrime and the Company enter into a definitive subcontract agreement related to the contract;

●	initiated a business relationship with Telefonica USA, Inc., in collaboration with its cybersecurity affiliate ElevenPaths, and Rivetz International SEZC; and

●	completed and delivered work constituting the second development milestone under a technology and services agreement with ProximaX, whereby we agreed to provide certain development and related services to ProximaX to facilitate the implementation of PSP into ProximaX’s proprietary blockchain protocol (the “ProximaX Agreement”).

For the near term, our business objectives include:

●	continuing to ramp up go-to-market activities for secure communications software licensing, specifically by converting our pipeline of prospects to commercially viable customers, with the goal of building adoption and revenue;

●	developing our consumer application platform strategy by seeking potential partnerships with large third-party communities to whom we could promote a co-branded version of our video chat products and potentially share in the incremental revenues generated by these partner communities;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other entities that are synergistic to our businesses;

●	making further cost reductions to right-size operations and reduce or eliminate cash consumption;

●	implementing several enhancements to our live video chat applications, including the integration of Props token rewards and other features focused on new user acquisition, retention and monetization, which collectively are intended to increase usage and revenue opportunities;

●	continuing to take steps towards listing our common stock on a national securities exchange; and

●	continuing to defend our intellectual property.

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

Technology Service Revenue

Technology service revenue is generated under licensing and service agreements that we negotiate with our clients that describe the scope of the development, integration, engineering, licensing or other services that we will provide. More specifically, we expect that we will generate technology service revenue from our software solutions, such as PSP, through licenses to our clients that may be bundled with service and support packages. In addition, technology service revenue includes technology-based business development partnerships. We expect that any technology services agreements and business development partnerships are likely to contain pricing and other custom terms based on the needs of the client, which may include compensation in the form of cash or cryptocurrency tokens or a mix of cash and cryptocurrency tokens.

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

General and administrative expense. General and administrative expense consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources and facilities costs and fees for other professional services. General and administrative expense also includes depreciation of property and equipment and amortization of intangible assets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Active subscribers (as of period end)	105,180	111,261	105,180	111,261
Subscription bookings	$2,803,367	$3,470,723	$8,866,417	$10,828,894
Net cash provided by (used in) operating activities	$(912,740)	$(460,572)	$(4,286,731)	$3,301,115
Net loss	$(1,573,920)	$(569,567)	$(483,921)	$(3,243,237)
Adjusted EBITDA	$(600,800)	$1,054,616	$918,801	$2,522,499
Adjusted EBITDA as percentage of total revenues	20.3%	19.9%	7.2%	16.6%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net loss adjusted to exclude net loss from discontinued operations, interest income, gain on the sale of dating applications, income tax expense from discontinued operations, income tax expense (benefit) from continuing operations, depreciation and amortization expense, impairment loss on digital tokens and stock-based compensation expense.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Reconciliation of Net loss to Adjusted EBITDA:
Net loss	$(1,573,920)	$(569,567)	$(483,921)	$(3,243,237)
Interest income	(18,889)	(28,603)	(73,683)	(48,313)
Net loss from discontinued operations	-	453,663	104,880	1,365,740
Gain on sale of dating applications	-	-	(826,770)	-
Income tax expense from discontinued operations	159,278	-	159,278	-
Income tax expense (benefit) from continuing operations	(157,180)	(13,636)	(152,680)	1,864
Depreciation and amortization expense	148,671	223,846	454,271	705,528
Impairment loss on digital tokens	503,464	575,831	503,464	2,535,235
Stock-based compensation expense	337,776	413,082	1,233,962	1,205,682
Adjusted EBITDA	$(600,800)	$1,054,616	$918,801	$2,522,499

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

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	23.0%	16.4%	19.9%	17.1%
Sales and marketing expense	8.4%	8.9%	6.7%	8.3%
Product development expense	57.3%	31.3%	40.8%	32.2%
General and administrative expense	48.1%	35.6%	38.7%	38.3%
Total costs and expenses	136.8%	92.1%	106.1%	96.0%
Income (loss) from continuing operations	(36.7)%	7.9%	(6.1)%	4.0%
Interest income	0.6%	0.5%	0.6%	0.3%
Impairment loss on digital tokens	(17.0)%	(10.9)%	(4.0)%	(16.7)%
Total other expense, net	(16.4)%	(10.3)%	(3.4)%	(16.4)%
Loss from continuing operations before provision for income taxes	(53.1)%	(2.4)%	(9.5)%	(12.3)%
Provision for income taxes	5.3%	0.3%	1.2%	(0.0)%
Net loss from continuing operations	(47.8)%	(2.2)%	(8.3)%	(12.4)%
Provision for income taxes resulting from discontinued operations	(5.4)%	-%	(1.3)%	-%
Gain on sale of discontinued operations	-%	-%	6.5%	-%
Loss from discontinued operations	-%	(8.6)%	(0.8)%	(9.0)%
Net loss	(53.2)%	(10.7)%	(3.9)%	(21.3)%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenue

Revenue decreased to $2,958,439 for the three months ended September 30, 2019 from $5,304,734 for the three months ended September 30, 2018. The decrease was driven by a decline of $1,425,886 of technology service revenue recognized under the ProximaX Agreement, along with a decline of $746,401 in subscription revenue partly as a result of lower virtual goods transaction volume and a 5.5% decline in active subscribers, as well as a decrease of $174,008 in advertising revenue across all products.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenues for the three months ended September 30, 2019 and the three months ended September 30, 2018, the decrease between those periods, the percentage decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	September 30,		$	%	September 30,
	2019	2018	Decrease	Decrease	2019	2018
Subscription revenue	$2,847,055	$3,593,456	$(746,401)	(20.8)%	96.2%	67.7%
Advertising revenue	88,940	262,948	(174,008)	(66.2)%	3.0%	5.0%
Technology service revenue	22,444	1,448,330	(1,425,886)	(98.5)%	0.8%	27.3%
Total revenues	$2,958,439	$5,304,734	$(2,346,295)	(44.2)%	100.0%	100.0%

Subscription Revenue – Our subscription revenue for the three months ended September 30, 2019 decreased by $746,401, or 20.8%, as compared to the three months ended September 30, 2018. The decrease in subscription revenue was mainly driven by lower virtual gift transaction volume for both Paltalk and Camfrog products, corresponding to lower monthly active usage. In addition, a decrease in active subscribers of approximately 6,100, or 5.5%, contributed to the decrease in subscription revenue.

Advertising Revenue – Our advertising revenue for the three months ended September 30, 2019 decreased by $174,008, or 66.2%, as compared to the three months ended September 30, 2018. The decrease in advertising revenue was primarily due to a decline in the volume of advertising impressions, which resulted from a 22.3% decline in active users. We also believe a significant portion of the decrease was related to challenges in the digital advertising industry due to a greater emphasis on fraud control, resulting in lower demand and pricing.

Technology Service Revenue – For the three months ended September 30, 2019, we recognized $22,444 of technology service revenue as consideration for providing certain development and related services to ProximaX to facilitate the integration of PSP into ProximaX’s proprietary blockchain protocol. Under the terms of our termination agreement with ProximaX, effective June 24, 2019 (the “Termination Agreement”), ProximaX is required to make certain payments to us on a monthly basis through the remainder of 2019. Since there is no assurance of collectability on the payments due under the Termination Agreement, revenue is being recognized as the payments are received.

Costs and Expenses

Total costs and expenses for the three months ended September 30, 2019 reflect a decrease of $841,360, or 17.2%, as compared to the three months ended September 30, 2018. The following table presents our costs and expenses for the three months ended September 30, 2019 and 2018, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	September 30,		Increase	Increase	September 30,
	2019	2018	(Decrease)	(Decrease)	2019	2018
Cost of revenue	$679,540	$868,172	$(188,632)	(21.7)%	23.0%	16.4%
Sales and marketing expense	248,332	469,692	(221,360)	(47.1)%	8.4%	8.9%
Product development expense	1,694,384	1,662,848	31,536	1.9%	57.3%	31.3%
General and administrative expense	1,423,430	1,886,334	(462,904)	(24.5)%	48.1%	35.6%
Total costs and expenses	$4,045,686	$4,887,046	$(841,360)	(17.2)%	136.8%	92.1%

Cost of revenue – Our cost of revenue for the three months ended September 30, 2019 decreased by $188,632, or 21.7%, as compared to the three months ended September 30, 2018. The decrease for the three months ended September 30, 2019 was primarily driven by a decrease in headcount in our technical personnel and consulting services.

Sales and marketing expense – Our sales and marketing expense for the three months ended September 30, 2019 decreased by $221,360, or 47.1%, as compared to the three months ended September 30, 2018. The decrease in sales and marketing expense for the three months ended September 30, 2019 was primarily due to a decrease in Paltalk marketing expenditures of approximately $144,100 along with a decrease of approximately $45,800 related to headcount reductions to marketing personnel.

Product development expense – Our product development expense for the three months ended September 30, 2019 increased by $31,536, or 1.9%, as compared to the three months ended September 30, 2018. The increase was primarily due to an increase of approximately $209,900 resulting from increased headcount of our technical personnel related to technology services. This increase was offset by a decrease of approximately $152,700 due to decreased headcount in the Paltalk product and engineering teams.

General and administrative expense – Our general and administrative expense for the three months ended September 30, 2019 decreased by $462,904, or 24.5%, as compared to the three months ended September 30, 2018. The decrease in general and administrative expense for the three months ended September 30, 2019 was in part due to a decrease in professional fees of approximately $198,700 and a decrease in compensation related expenses of approximately $105,500 due to headcount reduction.

Non-Operating Loss

The following table presents the components of non-operating loss for the three months ended September 30, 2019 and the three months ended September 30, 2018, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	September 30,		Increase	Increase	September 30,
	2019	2018	(Decrease)	(Decrease)	2019	2018
Interest income	$18,889	$28,603	$(9,714)	(34.0)%	0.6%	0.5%
Impairment loss on digital tokens	(503,464)	(575,831)	72,367	(12.6)%	(17.0)%	(10.9)%
Loss from discontinued operations	(159,278)	(453,663)	294,385	(64.9)%	(5.4)%	(8.6)%
Total non-operating loss	$(643,853)	$(1,000,891)	$357,038	(35.7)%	(21.8)%	(18.9)%

Non-operating loss for the three months ended September 30, 2019 was $643,853, a net increase of $357,038, as compared to non-operating loss of $1,000,891 for the three months ended September 30, 2018. The decrease in non-operating loss was driven by the gain on the sale of the dating services business.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the three months ended September 30, 2019 and 2018, the Company recorded an income tax benefit from continuing operations of $157,180 and $13,636, respectively.

As of September 30, 2019, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenue

Revenue decreased to $12,704,488 for the nine months ended September 30, 2019 from $15,200,295 for the nine months ended September 30, 2018. The decrease was driven by a decline of $2,006,025 in subscription revenue primarily as a result of lower virtual goods transaction volume and a 5.5% decline in active subscribers, as well as a decrease of $432,299 in advertising revenue across all products and a decrease of $57,483 in technology service revenue generated under the ProximaX Agreement.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenues for the nine months ended September 30, 2019 and the nine months ended September 30, 2018, the decrease between those periods, the percentage decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Nine Months Ended				Nine Months Ended
	September 30,		$	%	September 30,
	2019	2018	Decrease	Decrease	2019	2018
Subscription revenue	$8,901,310	$10,907,335	$(2,006,025)	(18.4)%	70.1%	71.8%
Advertising revenue	320,299	752,598	(432,299)	(57.4)%	2.5%	5.0%
Technology service revenue	3,482,879	3,540,362	(57,483)	(1.6)%	27.4%	23.2%
Total revenues	$12,704,488	$15,200,295	$(2,495,807)	(16.4)%	100.0%	100.0%

Subscription Revenue – Our subscription revenue for the nine months ended September 30, 2019 decreased by $2,006,025, or 18.4%, as compared to the nine months ended September 30, 2018. The decrease in subscription revenue was mainly driven by lower virtual gift transaction volume for both Paltalk and Camfrog products, corresponding to lower monthly active usage. In addition, a decrease in active subscribers of approximately 6,100, or 5.5%, contributed to the decrease in subscription revenue.

Advertising Revenue – Our advertising revenue for the nine months ended September 30, 2019 decreased by $432,299, or 57.4%, as compared to the nine months ended September 30, 2018. The decrease in advertising revenue was primarily due to a decline in the volume of advertising impressions, which resulted from a 22.3% decline in active users. We also believe a significant portion of the decrease was related to challenges in the digital advertising industry due to a greater emphasis on fraud control, resulting in lower demand and pricing.

Technology Service Revenue – For the nine months ended September 30, 2019, we generated $3,482,879 of technology service revenue in exchange for providing certain development and related services to ProximaX to facilitate the integration of PSP into ProximaX’s proprietary blockchain protocol. Technology service revenue is generated through software licensing and technology implementation services and has decreased by $57,483, or 1.6%, as compared to the nine months ended September 30, 2018. The portion of the upfront fee associated with the ProximaX Agreement that remained unrecognized as of the termination of the ProximaX Agreement was $1,631,105 and was recognized as revenue upon such termination. Under the terms of the Termination Agreement, ProximaX is required to make certain payments to us on a monthly basis through the remainder of 2019.  Since there is no assurance of collectability on the remaining payments due under the Termination Agreement, revenue is being recognized as the payments are received.

Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2019 reflect a decrease in costs and expenses of $1,115,086, or 7.6%, as compared to the nine months ended September 30, 2018. The following table presents our costs and expenses for the nine months ended September 30, 2019 and 2018, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Nine Months Ended		$	%	Nine Months Ended
	September 30,		Increase	Increase	September 30,
	2019	2018	(Decrease)	(Decrease)	2019	2018
Cost of revenue	$2,524,229	$2,599,858	$(75,629)	(2.9)%	19.9%	17.1%
Sales and marketing expense	856,479	1,268,799	(412,320)	(32.5)%	6.7%	8.3%
Product development expense	5,177,923	4,891,250	286,673	5.9%	40.8%	32.2%
General and administrative expense	4,915,289	5,829,099	(913,810)	(15.7)%	38.7%	38.3%
Total costs and expenses	$13,473,920	$14,589,006	$(1,115,086)	(7.6)%	106.1%	96.0%

Cost of revenue - Our cost of revenue for the nine months ended September 30, 2019 decreased by $75,629, or 2.9%, as compared to the nine months ended September 30, 2018. The decrease for the nine months ended September 30, 2019 was primarily driven by a decrease in compensation expense due to decreased headcount in system administration support.

Sales and marketing expense - Our sales and marketing expense for the nine months ended September 30, 2019 decreased by $412,320, or 32.5%, as compared to the nine months ended September 30, 2018. The decrease in sales and marketing expense for the nine months ended September 30, 2019 was primarily due to a decrease in marketing expenditures of approximately $275,100 related to our video properties along with a decrease of approximately $129,400 in compensation to marketing personnel.

Product development expense - Our product development expense for the nine months ended September 30, 2019 increased by $286,673, or 5.9%, as compared to the nine months ended September 30, 2018. The increase was primarily due to an increase in stock compensation expense of approximately $75,000 due to stock options granted to employees in the product development department, along with an increase in compensation expense of approximately $145,700 due to increased headcount in the product development department.

General and administrative expense - Our general and administrative expense for the nine months ended September 30, 2019 decreased by $913,810, or 15.7%, as compared to the nine months ended September 30, 2018. The decrease in general and administrative expense was primarily driven by the absence of non-recurring charges from 2018, such as approximately $113,000 of transaction fees relating to cryptocurrency conversion into U.S. dollars and $100,000 of consulting fees paid to a former board member. Additionally, there was a decrease in professional fees of approximately $282,900 and a decrease in compensation related expenses of approximately $229,200 due to headcount reduction.

Non-Operating Income (Loss)

The following table presents the components of non-operating income (loss) for the nine months ended September 30, 2019 and the nine months ended September 30, 2018, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Nine Months Ended		$	%	Nine Months Ended
	September 30,		Increase	Increase	September 30,
	2019	2018	(Decrease)	(Decrease)	2019	2018
Interest income	$73,683	$48,313	$25,370	52.5%	0.6%	0.3%
Impairment loss on digital tokens	(503,464)	(2,535,235)	2,031,771	80.1%	(4.0)%	(16.7)%
Income (loss) from discontinued operations	562,612	(1,365,740)	1,928,352	141.2%	4.4%	(9.0)%
Total non-operating income (loss)	$132,831	$(3,852,662)	$3,985,493	103.4%	1.0%	(25.3)%

Non-operating income for the nine months ended September 30, 2019 was $132,831, a net increase of $3,985,493, as compared to non-operating loss of $3,852,662 for the nine months ended September 30, 2018. The increase in non-operating income was driven by the gain on the sale of the dating services business, along with the reduced impairment loss on digital tokens compared to that incurred in the nine months ended September 30, 2018.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the nine months ended September 30, 2019, the Company recorded an income tax benefit from continuing operations of $152,680. For the nine months ended September 30, 2018, the Company recorded an income tax provision from continuing operations of $1,864.

As of September 30, 2019, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2019	2018
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$(4,286,731)	$3,301,115
Net cash provided by (used in) investing activities	1,356,592	(249,021)
Net cash provided by financing activities	-	28,210
Net increase (decrease) in cash and cash equivalents	$(2,930,139)	$3,080,304

Currently, our primary source of liquidity is cash on hand and cash flows from continuing operations, and we believe that our cash balance and our expected cash flow from operations will be sufficient to meet all of our financial obligations for the twelve months from the date of this report. As of September 30, 2019, we had $3,625,237 of cash and cash equivalents.

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

Operating Activities

Net cash used in operating activities was $4,286,731 for the nine months ended September 30, 2019, as compared to net cash provided by operating activities of $3,301,115 for the nine months ended September 30, 2018. The increase in net cash used in operating activities of $7,587,846 was mainly due to a one-time prepayment of the ProximaX Agreement during the nine months ended September 30, 2018. In addition, the decrease was in part a result of the non-recurring payment of residual liabilities in connection to the sale of the dating services business as well as the payments of related legal and transaction fees.

Investing Activities

Net cash provided by (used in) investing activities for the nine months ended September 30, 2019 and 2018 was $1,356,592 and $(249,021), respectively. The increase in net cash provided by investing activities for the nine months ended September 30, 2019 was primarily the result of proceeds from the sale of the dating services business.

Financing Activities

There was no net cash provided by financing activities for the nine months ended September 30, 2019 as compared to net cash provided by financing activities of $28,210 for the nine months ended September 30, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

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

Based on the evaluation as of September 30, 2019, we determined that we maintain effective disclosure controls and procedures.

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

On November 2, 2017, Riot Games, Inc. filed a total of four petitions for inter partes review with the United States Patent and Trademark Office, two per patent held by Paltalk Holdings, Inc., seeking to have the Paltalk Holdings, Inc. patents declared invalid. On May 15, 2018, inter partes review was instituted, and on February 13, 2019, the Patent Trial and Appeal Board (the “PTAB”) held a hearing on the matter. On May 14, 2019 the PTAB rejected the validity of the patents. On September 27, 2019, the Company filed an appeal of the PTAB’s ruling.

To our knowledge, other than as described above, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the Form 10-K, except as supplemented by the Risk Factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, which was filed with the SEC on August 8, 2019. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended September 30, 2019 that were not previously reported on a Current Report on Form 8-K.

Issuer Repurchases of Common Stock

The following table details our repurchases of common stock during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2019 – July 31, 2019	—	$—	—	$0.5
August 1, 2019 – August 31, 2019	—	$—	—	$0.5
September 1, 2019 – September 30, 2019	—	$—	—	$0.5
Total	—	$—	—

(1)	On April 29, 2019, we implemented a repurchase plan to repurchase up to $500 thousand of our common stock for cash. The repurchase plan expires on April 29, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
2.1#	Agreement and Plan of Merger, dated September 13, 2016, by and among PeerStream, Inc., SAVM Acquisition Corporation, A.V.M. Software, Inc. and Jason Katz (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 14, 2016 by the Company with the SEC).
2.2#	Asset Purchase Agreement, by and between PeerStream, Inc. and The Dating Company, LLC, dated as of January 31, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on February 4, 2019 by the Company with the SEC).
3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.2	Certificate of Amendment of Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 14, 2016 by the Company with the SEC).
3.4	Certificate of Amendment to Certificate of Incorporation, dated May 19, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).
3.5	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2019 (incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed on March 28, 2019 by the Company with the SEC).
3.6	Certificate of Amendment to Certificate of Incorporation, dated May 25, 2019 (incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2019 by the company with the SEC).
3.7	Certificate of Amendment to Certificate of Incorporation, effective March 12, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 13, 2019 by the Company with the SEC).
3.8	Amended and Restated By-Laws of PeerStream, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-52176) of the Company filed April 25, 2012 by the Company with the SEC).
3.9	Amendment No. 1 to the Amended and Restated By-Laws of PeerStream, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed September 11, 2019 by the Company with the SEC).
3.10	Amendment No. 2 to the Amended and Restated By-Laws of PeerStream, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on March 13, 2019 by the Company with the SEC).
4.1	Specimen Stock Certificate of PeerStream, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-226003) of the Company filed on November 27, 2018 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. PeerStream, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of PeerStream, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PeerStream, Inc.

Date: November 8, 2019	By:	/s/ Alexander Harrington
Alexander Harrington
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)