Form 10-K
period 2019-12-31
PeerStream, Inc.
filed 2020-03-24
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2019

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6,515,821.

As of March 20, 2020, the registrant had 6,877,004* shares of common stock outstanding.

*Excludes 1,900 shares of common stock that are held as treasury stock by PeerStream, Inc.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A relating to the 2020 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

PEERSTREAM, INC.

ANNUAL REPORT ON FORM 10-K

PeerStream, Paltalk, our logo and other trademarks or service marks appearing in this report are the property of PeerStream, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective owners. Solely for convenience, the trademarks, service marks and trade names included in this report are without the ®, ™ or other applicable symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names

Unless otherwise indicated, operational metrics such as those related to active subscribers or active users are based on internally-derived metrics for users across all platforms through which our applications are accessed. All references to active subscribers in this report exclude active subscribers to our former dating services business, which was sold in January 2019.

i

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to effectively market and generate revenue from our applications;

●	our ability to generate and maintain active subscribers and to effectively monetize our user base;

●	the intense competition in the industries in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	legal and regulatory requirements related holding and distributing cryptocurrencies and accepting cryptocurrencies as a method of payment for our services;

●	risks related to our holdings of digital tokens, including risks related to the volatility of the trading price of the digital tokens and our ability to convert digital tokens into fiat currency;

●	our increasing focus on the use of new and novel technologies, such as blockchain, to enhance our applications, and our ability to timely complete development of applications using new technologies;

●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple Inc., Facebook, Inc. and Alphabet Inc. and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;

●	our ability to obtain additional capital or financing when and if necessary, to execute our business plan, including through offerings of debt or equity;

●	our ability to develop, establish and maintain strong brands;

●	the effects of current and future government regulation, including laws and regulations regarding the use of the internet, privacy, cybersecurity and protection of user data and blockchain and cryptocurrency technologies;

●	our ability to offset fees associated with the distribution platforms that host our applications;

●	our reliance on our executive officers and consultants;

ii

●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;

●	our ability to release new applications on schedule or at all, as well as our ability to improve upon existing applications;

●	our ability to update our applications to respond to rapid technological changes;

●	our ability to protect our intellectual property rights;

●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;

●	the ability of foreign governments to restrict access to our applications or impose new regulations;

●	risks associated with our termination agreement (the “Termination Agreement”) with ProximaX Limited (“ProximaX”), including that ProximaX may make certain future payments to us in digital tokens that have speculative value;

●	the reliance of our mobile applications on having a mobile data plan and/or Wi-Fi access to gain internet connectivity;

●	our reliance on third-party investor relations firms to help create awareness of our Company and compliance by such third parties with regulatory requirements related to promotional reports;

●	the effect of security breaches, computer viruses and computer hacking attacks;

●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to effectively integrate companies and properties that we acquire;

●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;

●	the risk that we may face litigation resulting from the transmission of information through our applications;

●	our ability to attract and retain qualified employees and consultants; and

●	our ability to maintain effective internal controls over financial reporting.

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

Company Overview

We are a leading communications software innovator that powers multimedia social applications. We have also have developed a suite of secure communications software for use worldwide. Our product portfolio includes Paltalk and Camfrog, which together host one of the world’s largest collections of video-based communities. Our other products include Tinychat and Vumber. The Company has an over 20 year history of technology innovation and holds 18 patents.

We were incorporated under the laws of the State of Delaware in 2005. Our principal executive office is located at 122 East 42nd Street, Suite 3400, New York, New York 10168.

Our Services and Products

We operate a leading network of consumer applications that we believe create a unique social media enterprise where users can meet, see, chat, broadcast and message in real time in a secure environment with others in our network. Our consumer applications generate revenue principally from subscription fees and advertising arrangements.

We believe that the scale of our subscriber base presents a competitive advantage in the video social networking industry and provides growth opportunities to advance existing products with up-sell opportunities and build future brands with cross-sell offers.

We also believe that our proprietary consumer app technology platform can scalably support large communities of users in activities such as video, voice and text chat and provide robust user monetization tools. In October 2019, we commenced a strategy to make our video chat platform available to potential third-party partners with large user communities to provide retention-enhancing social and communication features while potentially providing additional commercial opportunities for those partners. We expect to participate in the commercial upside with such partners via revenue sharing arrangements that we plan to negotiate on a partner-specific basis. During the fourth quarter of 2019, we agreed to collaborate with a third party with a community of over 30 million monthly active users, which has agreed to promote a co-branded version of our Paltalk video chat program to its user base on a trial basis.

Our continued growth depends on attracting new consumer application users through the introduction of new applications, features and partnerships and further penetration of our existing markets. Our principal growth strategy is to invest in the development of proprietary software, expand our sales and marketing efforts with respect to such software, and increase our consumer application user base through potential platform partnerships and new and existing advertising campaigns that we run through internet and mobile advertising networks, all while balancing the capital needs of the business.

Our strategy is to approach these opportunities in a measured way, being mindful of the Company’s resources and evaluating factors such as potential revenue, time to market and amount of capital needed to invest in the opportunity.

Consumer Applications

We operate a leading network of consumer applications that create a unique social media enterprise where users can meet, see, chat, broadcast and message in real time in a secure environment with others in our network. The proprietary technology underlying our products allows us to operate thousands of simultaneous streams, including on mobile platforms, which support interactions on a one-on-one, one-to-many and many-to-many basis. Furthermore, our technology is supported by a portfolio of 18 issued patents.

Live Video Chat. We have three existing products in the video chat space: Paltalk, Camfrog and Tinychat. The major revenue-generating live video chat products are Paltalk and Camfrog. Each product enables individuals to self-organize around topics and users with common affinities. Tinychat enables adaptations of our video technology for alternative uses and opportunities in the future.

Paltalk and Camfrog are both leading providers of live video social networking applications available on Windows, Mac OS, iOS, Android and other tablet devices. Together, these products power one of the world’s largest global collections of video based communities, with proprietary technology to host thousands of simultaneous live group conversations on topics such as politics, financial markets, music and dating. Our proprietary client server technology helps maintain high quality video and audio, even as many users simultaneously watch a particular broadcaster. Paltalk and Camfrog both attract a demographically and geographically diverse user base, with users in over 180 different countries. Paltalk users are approximately one-third domestic and two-thirds international, and Camfrog users have an even larger international presence, with a particular concentration in Southeast Asia.

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

Product Payment Options. Our users have a variety of methods by which to purchase product subscriptions across all of our platforms. Users can pay by credit card, PayPal, Western Union, check, local e-wallet providers, or complete an in-app purchase through the Apple App Store or Google Play Store for Android users.

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

Technology Implementation Services and Secured Communications

In the first quarter of 2018 we began developing and licensing our suite of secure communications software. In addition, we began providing professional services to customize and integrate our software solutions to meet client needs. On March 21, 2018, we entered into a technology services agreement with ProximaX whereby we agreed to provide certain development and related services to ProximaX to facilitate the implementation of our PeerStream Protocol (“PSP”) into their proprietary blockchain protocol.

In the second quarter of 2019, the Company completed, and ProximaX accepted delivery of, the work prescribed under the agreement. During the final stages of delivery of the second project milestone set forth in the agreement, ProximaX informed the Company that capital constraints made it unable to pay the Company. Accordingly, the Company and ProximaX entered into an agreement, effective June 24, 2019, to terminate the technology services agreement and provide for payment terms for the remaining amounts due under the technology services agreement.

On February 21, 2020, we entered into an Asset Purchase Agreement (the “SecureCo Purchase Agreement”) with SecureCo, LLC (“SecureCo”), whereby, subject to the terms of the Agreement, we agreed to sell substantially all of the assets related to our secure communications business, which includes communication solutions and operations capabilities with respect to the development and commercialization of secure messaging and data applications, software and middleware for enterprise and government client targets (the “Secure Communications Assets”), to SecureCo for a cash purchase price of approximately $540,000, which is comprised of a base purchase price of $500,000 plus the reimbursement or waiver of certain severance expenses payable by the Company to certain former executive officers. In addition, we would be entitled to receive a transition service fee of five percent (5%) of all revenue received by SecureCo or its Affiliates pursuant to certain unassignable contracts.

The closing of the sale of the Assets is subject to the fulfilment of certain conditions by the Company and SecureCo, including, among other things, a condition that SecureCo shall have received financing that is sufficient to fund the purchase price. If the transaction is consummated, we do not expect to continue to pursue secured communications products or technology implementation services as part of our overall business strategy. If the transaction is not consummated, we expect to take a measured approach with respect to the potential commercialization of these products in a fiscally responsible manner.

Company Business Strategy

Enhance Existing Live Video Chat Applications

We plan to enhance our existing live video chat applications, which we anticipate will include several initiatives intended to improve usage and revenue potential. We plan to add incentives for loyal or valuable users to enhance retention and overall user activity in the products. We also intend to improve our product and marketing capabilities on mobile, to enhance monetization and our ability to acquire new users on mobile platforms. In addition, we expect to increase the quality and quantity of live streaming entertainment content and broaden the distribution across our user base. Finally, we will continue to integrate certain technical functions of Paltalk and Camfrog, which will reduce operating costs and speed time-to-market of future enhancements.

Launch Consumer Application Platform Strategy

At the end of 2019, we launched our consumer application platform strategy, under which we plan to co-brand our video chat applications and promote them in partnership with third-party communities, with the expectation of entering into revenue sharing arrangements with potential partners. During the fourth quarter of 2019, we reached an agreement with a launch partner with 30 million monthly active users who has agreed to a trial of our consumer application platform. We plan to seek to open more of these types of partnerships in the future.

Refocus Plans for Business-to-Business Solutions in Secure Communications

The cybersecurity market is large and growing rapidly, and the segment that addresses secure communications has attracted interest as high profile communication hacks and data breaches gain media publicity. We believe PSP and Backchannel, our branded framework designed to be a secure video-enabled mobile messaging solution for enterprise and government end users, present a differentiated solution to this market with additional layers of security that are not commonly offered. In February 2020, we contracted to sell substantially all of the Secure Communications Assets to SecureCo. If the transaction does not close for any reason, we expect that we may take a measured approach to the marketing activities we began in 2019 and move toward commercialization of these products in a fiscally responsible manner. However, we may also seek an alternative purchaser for the Secure Communications Assets or we may determine to no longer pursue the secure communications line of business if we determine it would no longer be economically viable to do so.

Defend our Intellectual Property

We have a portfolio of 18 issued patents. We have successfully defended our intellectual property in the past and have generated tens of millions of dollars in licensing fees for the use of our patents. In 2016, we commenced an enforcement action related to two of our patents against Riot Games, Inc. and Valve Corporation for infringement of U.S. Patent Nos. 5,822,523 and 6,226,686 with respect to their online games League of Legends and Defense of the Ancients 2. These two patents were previously asserted against, and then licensed to, Microsoft, Sony, and Activision. In 2018, Valve Corporation moved to transfer the litigation from Delaware to the Western District of Washington. Such motion was granted by the court.

Riot Games, Inc. has filed a total of four inter parts reviews at the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office, two per patent held by Paltalk Holdings, Inc., seeking to have the Paltalk Holdings, Inc. patents declared invalid. On May 14, 2019, the PTAB rejected the validity of the patents. On September 27, 2019, the Company filed an appeal of the PTAB’s ruling.

For additional information concerning the status of these proceedings, see “Item 3. Legal Proceedings” herein.

Sale of Non-Core Assets

On January 31, 2019, we entered into an Asset Purchase Agreement with The Dating Company, LLC, pursuant to which we sold substantially all of the assets related to our online dating services business under the domain names FirstMet, 50more, and The Grade for a cash purchase price of $1.6 million, with $100.0 thousand of the purchase price that was held in an escrow account to secure certain of our post-closing indemnification obligations. The closing of the asset sale was effective as of January 31, 2019.

On February 21, 2020, we entered into the SecureCo Purchase Agreement with SecureCo, whereby we agreed, subject to the terms of the Agreement, to sell substantially all of the Secure Communications Assets to SecureCo for a cash purchase price of approximately $540,000, which is comprised of a base purchase price of $500,000 plus the reimbursement or waiver of certain severance expenses payable by the Company to certain former executive officers. In addition, we would be entitled to receive a transition service fee of five percent (5%) of all revenue received by SecureCo or its Affiliates pursuant to certain unassignable contracts. If the transaction is consummated, we do not expect to continue to pursue secured communications products or technology implementation services as part of our overall business strategy.

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

Competition and Our Industry

Competition in the industries in which we compete remains fierce. The markets for consumer applications, secure communications software and technology implementation services are extremely dynamic and are undergoing constant change. We believe this environment creates significant opportunities for us as well as our direct and indirect competitors. Our principal competitors consist of:

●	Consumer Applications: YouNow, Inc. (“YouNow”), Live.me, BIGO Live, Live.ly, Houseparty, Facebook Live, YouTube Live, Instagram Live, and Twitch;

●	Secure Communications Software Licensing: Adeya SA, Commdex, Ercom, IVCi LLC, KoolSpan, Ribbon Communications Inc. and Wickr; and

●	Technology Implementation Services: IBM, Accenture, Cognizant, Deloitte Touche Tohmatsu Limited, Wipro Limited, as well as Virtusa, Saksoft, Mindtree, Larsen & Toubro Infotech Limited, ConsenSys, Vanbex Group and CanYa.

As described above, if the sale of the Secure Communications Assets is completed, we no longer expect to compete in the secure communications software licensing or technology implementation services lines of business.

Many of our competitors have substantially greater financial, managerial, technological and other resources than we do. In addition, there are relatively few barriers to entry into the industries in which we operate, and, as a result, any organization that has adequate financial resources and access to technical expertise and skilled personnel may become one of our competitors.

In order to compete effectively, we seek to offer software, services and applications that are differentiated from existing products, superior in quality and more appealing than those of our competitors. We believe that our applications compete favorably against those offered by our competitors due to their ability to scale easily, their cost-efficiency and their innovative technology. We also believe that we have the tools and expertise to attract new users through Facebook and other sources at a lower cost per subscriber than certain of our traditional competitors.

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

Growing public concern about privacy and the use of personal information may subject us to increased regulatory scrutiny. Regulation related to the provision of online services is evolving as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. This includes, for example, the new California Consumer Protection Act, which became effective on January 1, 2020. The FTC has, over the last few years, begun investigating companies that have used personally identifiable information in a deceptive or unfair manner or in violation of a posted privacy policy. On May 25, 2018, the European Union implemented a privacy directive called the Global Data Protection Regulation (“GDPR”) that imposes additional new regulatory scrutiny on our business in that geographic region with possible financial consequences for noncompliance. If we are accused of violating the terms of our privacy policy, implementing unfair privacy practices or otherwise breaching data privacy laws, we may be forced to expend significant financial and managerial resources to defend against an FTC, GDPR or other state or federal enforcement action. Our user database holds the personal information of our users and subscribers residing in the United States and other countries, and we could be sued by those users if any of the information is misappropriated. Any failure by us to adequately protect our users’ privacy and data could also result in loss of user confidence in our consumer applications and services and ultimately in a loss of active subscribers, which could adversely affect our business.

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

We may also become subject to laws or regulations in the future that limit our ability to accept bitcoin or other cryptocurrencies as a form of payment or to otherwise hold bitcoin or other cryptocurrencies. As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies, with certain governments deeming cryptocurrency offerings and cryptocurrency exchanges illegal, while others have allowed their use and trade. Governments may in the future curtail or outlaw the acquisition or use of cryptocurrencies or the exchange of cryptocurrencies for fiat currencies. Ownership of, holding, trading in or participating in offerings of cryptocurrencies may then be considered illegal and subject to sanction. Governments may also take regulatory action that may increase the cost and/or subject companies that transact in or hold cryptocurrencies to additional regulation. Finally, we are party to an arrangement under which we may distribute cryptocurrency tokens to users of our applications. It is possible that the SEC or another regulator could conclude that our distribution of these tokens constitutes broker-dealer activity and could force us to register as a broker-dealer and comply with laws and regulations applicable to broker-dealers.

Employees

As of March 20, 2020, we had 24 employees. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. We attract and retain employees by offering training, bonus opportunities, competitive salaries and a comprehensive benefits package.

Company Internet Site and Availability of SEC Filings

Our corporate website is located at www.peerstream.com. We make available on that site, as soon as reasonably practicable, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy statements, Current Reports on Form 8-K, other reports filed with or furnished to the SEC, as well as any amendments to those filings. Our SEC filings, as well as our Code of Conduct and other corporate governance documents, can be found in the Investor Relations section of our site and are available free of charge. Amendments to our Code of Conduct and any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules will be disclosed on our website. Information on our website is not part of this Annual Report on Form 10-K. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

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

As of March 13, 2020, our applications supported an active subscriber base of approximately 103,800 active subscribers worldwide.

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

Important factors affecting our ability to successfully compete include:

●	the usefulness, novelty, performance and reliability of our products compared to our competitors;

●	the timing and market acceptance of our products, including developments and enhancements of our competitors’ products;

●	our ability to effectively monetize our services and products and the availability of free or cheaper alternatives from our competitors;

●	our ability to hire and retain talented employees, including technical employees, executives, and marketing experts;

●	the success of our customer service and support efforts;

●	our reputation and brand strength compared to our competitors;

●	with respect to consumer applications, competition for acquiring users that could result in increased user acquisition costs;

●	reliance upon the platforms through which our consumer applications are accessed and the platform owner’s ability to control our activities on such platforms;

●	the effectiveness of the marketing and advertisement of our services and products;

●	our ability to maintain advertisers’ interest in advertising through our products;

●	our ability to innovate in the ever-changing industries in which we operate;

●	changes as a result of new legislation or regulation within our industries; and

●	acquisitions or consolidations within our industries.

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

We are subject to risks related to holding and distributing cryptocurrencies.

In the past, we have accepted cryptocurrencies as compensation for our services. Cryptocurrencies are not considered legal tender or backed by any government and have experienced price volatility, technological glitches and various law enforcement and regulatory interventions. The use of cryptocurrency such as bitcoin has been prohibited or effectively prohibited in some countries. If we fail to comply with prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences.

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

In particular, tokens may experience periods of extreme volatility due to (i) having a very limited trading history, (ii) limited public supply, (iii) a lack of adoption by cryptocurrency holders, including a lack of adoption of cryptocurrencies generally due to the expense of mining cryptocurrencies and (iv) tokens trading on a limited number of cryptocurrency exchanges, all of which have limited operating histories. Speculators and investors who seek to profit from trading and holding tokens currently account for a significant portion of token demand. Such speculation regarding the potential future appreciation in the value of tokens may artificially inflate their price. Fluctuations in the value of our tokens or any other cryptocurrencies that we hold may also lead to fluctuations in the value of our common stock. In addition, because of the limited trading volumes in tokens on cryptocurrency exchanges, converting our holdings to fiat currency would likely take an extended period of time. If exchanges where tokens trade were to cease operations or no longer quote our tokens, it would likely be impossible to convert XPX tokens into fiat currency.

In addition, we recently launched our partnership with YouNow in the Props Developer Network, which, now that regulatory approval has been obtained, enables us to distribute YouNow’s Props tokens to our application end users for anticipated loyalty and retention benefits. Because we will be receiving Props tokens from YouNow so that they may be distributed to users, we will be deemed to be a statutory underwriter under Section 2(a)(11) of the Securities Act. A statutory underwriter is subject to the prospectus delivery and liability provisions of the Securities Act, Regulation M, and may be deemed to be conducting broker-dealer like activities that could in certain circumstances subject us to regulatory obligations.

It is possible that the SEC or another regulator could conclude that our distribution of Props tokens could constitute broker-dealer activities. If so, we could be forced to register as a broker-dealer and comply with laws and regulations applicable to broker-dealers, which would disrupt our business substantially and make it prohibitive to operate and participate on the Props Developer Network. In such circumstance, we may also become the target of regulatory enforcement for conducting unlicensed broker-dealer activities, which could lead to costly litigation and otherwise materially adversely impact our business.

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

Currently, there are no regulated trading markets for cryptocurrency tokens, and therefore our ability to sell such tokens may be limited.

As of the date of this report, the online trading platforms on which cryptocurrency tokens trade do not qualify as registered exchanges within the meaning of federal securities laws or regulated alternative trading systems. To the extent the tokens trading on these platforms meet the definition of a security under federal securities laws, the platform is generally required to register with the SEC as a national securities exchange or be exempt from such registration requirements. The failure of these platforms to register as national securities exchanges or properly comply with registration exemptions could result in the SEC bringing an enforcement action seeking to prohibit, suspend or limit their operations. In such event, the tokens we hold may be tradable on a very limited range of venues, or not at all, and there may be periods where trading activity in tokens that we hold is minimal or non-existent. These potential consequences could have a material adverse impact on the trading price of the tokens that we hold and could render the exchange of our tokens for other digital assets or fiat currency difficult or impossible.

Our tokens and other cryptocurrencies that we hold may be subject to loss, theft or restriction on access.

There is a risk that some or all of our cryptocurrencies could be lost or stolen. Access to our coins could also be restricted by cybercrime. We currently hold all of our cryptocurrencies in cold storage. Cold storage refers to any cryptocurrency wallet that is not connected to the internet. Cold storage is generally more secure but is not ideal for quick or regular transactions. We expect to continue to hold the majority of our cryptocurrencies in cold storage to reduce the risk of malfeasance, but this risk cannot be eliminated.

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

Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain. We will publish the public key relating to digital wallets in use when we verify the receipt of transfers and disseminate such information into the network, but we will need to safeguard the private keys relating to such digital wallets. To the extent such private keys are lost, destroyed or otherwise compromised, we will be unable to access our cryptocurrency coins and such private keys may not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store our cryptocurrencies could have a material adverse effect on our business, prospects or operations and the value of any cryptocurrencies we hold for our own account.

Because there has been limited precedent set for financial accounting of cryptocurrencies and other digital assets, the determination that we have made for how to account for our tokens and any other digital assets we may acquire may be subject to change.

Because there has been limited precedent set for the accounting classification and measurement of cryptocurrency and other digital tokens and related revenue recognition, it is unclear how companies may in the future be required to account for digital asset transactions and assets and related revenue recognition. We are currently accounting for our tokens as indefinite-lived intangible assets in accordance with Accounting Standard Codification No. 350: Intangibles—Goodwill and Other. Indefinite-lived intangible assets are recorded at cost and are not subject to amortization, but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. However, a change in regulatory or financial accounting standards could result in the necessity to change our accounting methods and restate our financial statements.  Such a restatement could adversely affect the accounting for our tokens or other cryptocurrencies that we may acquire and may more generally negatively impact our business, prospects, financial condition and results of operation.

The further development and acceptance of blockchain technologies, which are part of a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of blockchain technologies or assets would have a material adverse effect on our business.

The growth of the blockchain industry in general is subject to a high degree of uncertainty. The factors affecting the further development of the blockchain industry and networks, include, without limitation:

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

On June 29, 2019, we entered into the Termination Agreement with ProximaX to, among other things, terminate the remaining obligations under our technology services agreement with ProximaX. Under the Termination Agreement, ProximaX paid us eight monthly cash installments of $7,500 each from May through December 2019. In addition, ProximaX agreed to pay us, by December 31, 2019, a remaining balance of $2.44 million owed to us in either cash or security tokens issued by ProximaX. As of the date of this report, we have not received the $2.44 million payment from ProximaX.

As a recently formed entity with limited capital, ProximaX may not have sufficient cash or liquid assets, and may not be able to raise sufficient capital, to make the remainder of the payments owed to us under the Termination Agreement in cash. As a result, ProximaX may be required to pay us in an equivalent amount of newly issued security tokens. The value of any security tokens that would be issued in the future by ProximaX is speculative, and the price of such security tokens may experience periods of extreme volatility due to (i) such tokens having a very limited trading history, (ii) the limited public supply of such tokens, (iii) a potential lack of adoption of such tokens by token holders, and (iv) such tokens trading on a limited number of token exchanges or any at all. As a result, any future acquisition of newly issued security tokens from ProximaX could subject our business to additional risks and could have a material adverse impact on our operations.

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

We may conduct a portion of our operations through partnerships, strategic alliances or joint ventures. For instance, at the end of 2019, we launched our consumer application platform strategy, under which we plan to co-brand our video chat applications and promote them in partnership with third-party communities, with the expectation of entering into revenue sharing arrangements with potential partners.

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

We are required to test goodwill for impairment at least annually or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. As of December 31, 2019, we had recorded a total of $6.3 million of goodwill, $0.6 million of other intangible assets and $0.1 million of digital tokens. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. If we divest or discontinue product categories or products that we previously acquired, or if the value of those parts of our business become impaired, we also may need to evaluate the carrying value of our goodwill. Any such material charges may have a negative impact on our operating results.

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

We are dependent to a great extent upon the experience, abilities and continued service of Jason Katz, our Chief Executive Officer and Chairman of the Board of Directors, and Kara B. Jenny, our Chief Financial Officer. The loss of the services of these individuals would substantially affect our business or operations and could have a material adverse effect on our business, results of operations or financial condition.

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

We recognize subscription revenue from customers monthly over the subscription term, and subscriptions are generally offered in one-, three-, six-, twelve-, and fifteen-month terms, depending on the particular product. As a result, much of the subscription revenue we report in each period is deferred revenue from subscription agreements entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any one quarter will negatively affect our revenue in future quarters. In addition, we might not be able to immediately adjust our costs and expenses to reflect these reduced revenues. Accordingly, the effect of significant downturns in user acceptance of our applications may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to quickly increase our revenue through additional sales in any period, as revenue from new subscribers must be recognized over the subscription term. As a result, you should not rely on the amount of subscription revenue generated in prior quarters as an indication of future results.

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

We may make or attempt to make acquisitions in the future, which could require significant management attention, disrupt our business, dilute our stockholders and seriously harm our business.

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

The shares of our common stock have usually been thinly-traded on the OTCQB Marketplace (the “OTCQB”), meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on stock price. In addition, we may experience unusual or infrequent trading events that cause the price of our common stock to fluctuate wildly. For example, the price of our common stock ranged from $1.00 per share to $4.48 per share for the period from January 1, 2019 to December 31, 2019.

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

As of March 20, 2020, Jason Katz, our Chairman of the Board of Directors and Chief Operating Officer, beneficially owned approximately 10.8% of our outstanding common stock, including shares of common stock held directly by Mr. Katz’s spouse, and The J. Crew Delaware Trust A, a trust formed by Mr. Katz for the benefit of certain of his family members, also beneficially owned approximately 34.3% of our outstanding common stock as of March 20, 2020. Mr. Katz is not a beneficiary of the trust and does not hold voting or dispositive power over the shares held by the trust.

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

As of December 31, 2019, we had approximately 764,400 shares of common stock that were issuable upon the exercise of vested outstanding stock options. The issuance of shares upon the exercise of these options may result in substantial dilution to the equity interest and voting power of holders of our common stock.

In the future, we may also issue additional shares of common stock or other securities convertible into or exchangeable for shares of common stock. Our Certificate of Incorporation currently authorizes us to issue up to 25,000,000 shares of common stock, of which 6,877,004 were outstanding as of December 31, 2019, which includes 10,000,000 shares of preferred stock with such designations, preferences and rights as determined by our Board of Directors, of which none were outstanding as of December 31, 2019. The issuance of additional shares of our common stock may substantially dilute the ownership interests of our existing stockholders. Furthermore, sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.

We cannot assure you we will repurchase any shares of our common stock pursuant to our stock repurchase plan.

On April 29, 2019, we implemented a stock repurchase plan pursuant to which we may repurchase up to $500 thousand of our common stock for cash. Pursuant to the plan, share repurchases may be made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Our repurchase program does not obligate us to repurchase any specific number of shares and may be suspended or discontinued at any time. As a result, we may not repurchase a material number of shares, or any shares at all, under our stock repurchase plan. In addition, any repurchases of our stock pursuant to the stock repurchase plan may materially reduce the amount of cash we have available and may not materially enhance the long-term value of our business or our stock.

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

This exclusive forum provision applies to state and federal law claims, although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. In addition, this exclusive forum selection provision will not apply to claims under the Securities Exchange Act of 1934. Moreover, Section 22 of the Securities Act of 1933 creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act of 1933 or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce our forum selection provision as written in connection with claims arising under the Securities Act of 1933. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers and employees.

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

Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that as of December 31, 2019 our internal control over financial reporting was not effective, due to the Company not having adequate controls related to changes in management within the technology that support the Company’s financial reporting function.

With respect to the year ended December 31, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

The recent coronavirus outbreak may adversely affect our revenues, results of operations and financial condition.

In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in affected countries. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus could have an adverse effect on the global markets and its economy, including on the availability and pricing of employees and resources, and other aspects of the global economy. Therefore, the coronavirus could disrupt and cause delays in our software and disrupt the marketplace in which we operate and may have a material adverse effect on our operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The development of the coronavirus outbreak could materially disrupt our business and operations, slow down the overall economy, curtail consumer spending and make it hard to adequately staff our operations or enter into agreements with independent contractors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive office is located at 122 East 42nd Street in New York, NY 10168. The 122 East 42nd Street office space lease expires on April 26, 2023. We currently do not own any real property. We also lease office space at 30 Jericho Executive Plaza in Jericho, New York 10168. The 30 Jericho Executive Plaza office space lease expires on November 30, 2021.

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

The following table sets forth the range of the quarterly high and low bid price information for the fiscal quarters indicated below as reported by the OTCQB. Except for trading on the OTCQB, there is no established public trading market for our common stock.

	High Bid* ($)	Low Bid* ($)
2019
Fourth Quarter	$1.19	$1.00
Third Quarter	$2.70	$2.15
Second Quarter	$3.25	$3.25
First Quarter	$3.54	$3.54
2018
Fourth Quarter	$5.90	$3.00
Third Quarter	$7.00	$3.40
Second Quarter	$7.50	$4.00
First Quarter	$7.60	$3.10

*	The over-the-counter market quotations of the bid prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

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

Holders

As of March 20, 2020, there were approximately 79 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Recent Sales of Unregistered Securities

On January 15, 2019 and October 1, 2019, we issued 6,000 and 4,225 shares of our common stock, respectively, to PCG Advisory, Inc. as consideration for investor relations services. The issuance of the shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction not involving a public offering.

Other than the above, there were no sales of unregistered securities during the year ended December 31, 2019 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The   following table details our repurchases of common stock during the fourth quarter of the fiscal year ended December 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 – October 31, 2019	—	$—	—	$—
November 1, 2019 – November 30, 2019	—	—	—	—
December 1, 2019 – December 31, 2019	1,900	1.06	1,900	498,000
Total	1,900	$1.06	1,900	$498,000

(1)	On April 29, 2019, we implemented a repurchase plan to repurchase up to $500 thousand of our common stock for cash. The repurchase plan expires on April 29, 2020.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading communications software innovator that powers multimedia social applications and secure business communication solutions worldwide. We operate a leading network of consumer applications that we believe create a unique social media enterprise where users can meet, see, chat, broadcast and message in real time in a secure environment with others in our network. Our consumer applications generate revenue principally from subscription fees and advertising arrangements.

We believe that the scale of our subscriber base presents a competitive advantage in the video social networking industry and provides growth opportunities to advance existing products with up-sell opportunities and build future brands with cross-sell offers.

We also believe that our proprietary consumer app technology platform can scalably support large communities of users in activities such as video, voice and text chat and provide robust user monetization tools. In October 2019, we commenced a strategy to make our video chat platform available to potential third-party partners with large user communities to provide retention-enhancing social and communication features while potentially providing additional commercial opportunities for those partners. We expect to participate in the commercial upside with such partners via revenue sharing arrangements that we plan to negotiate on a partner-specific basis. During the fourth quarter of 2019, we agreed to collaborate with a third party with a community of over 30 million monthly active users, which has agreed to promote a co-branded version of our Paltalk video chat program to its user base on a trial basis.

Our continued growth depends on attracting new consumer application users through the introduction of new applications, features and partnerships and further penetration of our existing markets. Our principal growth strategy is to invest in the development of proprietary software, expand our sales and marketing efforts with respect to such software, and increase our consumer application user base through potential platform partnerships and new and existing advertising campaigns that we run through internet and mobile advertising networks, all while balancing the capital needs of the business.

Our strategy is to approach these opportunities in a measured way, being mindful of the Company’s resources and evaluating factors such as potential revenue, time to market and amount of capital needed to invest in the opportunity.

Recent Developments

Pending Sale of Secured Communications Assets

On February 21, 2020, we entered into the SecureCo Purchase Agreement with SecureCo, whereby, subject to the terms of the Agreement, we agreed to sell substantially all of the Secure Communications Assets to SecureCo for a cash purchase price of approximately $540,000, which is comprised of a base purchase price of $500,000 plus the reimbursement or waiver of certain severance expenses payable by the Company to certain former executive officers. In addition, we would be entitled to receive a transition service fee of five percent (5%) of all revenue received by SecureCo or its Affiliates pursuant to certain unassignable contracts.

The closing of the sale of the Assets is subject to the fulfilment of certain conditions by the Company and SecureCo, including, among other things, a condition that SecureCo shall have received financing that is sufficient to fund the purchase price. If the transaction is consummated, we do not expect to continue to pursue secured communications products or technology implementation services as part of our overall business strategy. If the transaction is not consummated, we expect to take a measured approach with respect to the potential commercialization of these products in a fiscally responsible manner.

Props Token Launch

In February 2020, we launched our partnership with YouNow in the Props Developer Network, which, now that regulatory approval has been obtained, enables us to distribute YouNow’s Props tokens to our application end users for anticipated loyalty and retention benefits. We began distributing Props tokens through Camfrog in February 2020 and we expect to launch Props distributions through Paltalk by early second quarter 2020.

Completed Sale of Dating Assets

On January 31, 2019, we entered into an Asset Purchase Agreement with The Dating Company, LLC, pursuant to which we sold substantially all of the assets related to our online dating services business under the domain names FirstMet, 50more, and The Grade for a cash purchase price of $1.6 million, with $100.0 thousand of the purchase price that was held in an escrow account to secure certain of our post-closing indemnification obligations. The closing of the asset sale was effective as of January 31, 2019.

Operational Highlights and Objectives

During the year ended December 31, 2019, we executed key components of our objectives:

●

launched our consumer application platform strategy, under which we plan to co-brand our video chat applications and promote them in partnership with third-party communities, with the expectation of entering into revenue sharing arrangements with potential partners. During the fourth quarter, we reached agreement with a launch partner with 30 million monthly active users who has agreed to a trial of our consumer application platform;

●	decreased our operating expenses through a streamlined plan of operations by over 13%, or $2.7 million, for the year, which includes reductions in sales and marketing expenses of over 41%, or approximately $747,350, and reductions in general and administrative expenses of over 19%, or $1.5 million. These reductions were offset by one-time severance costs of $0.3 million recorded in the fourth quarter;

●	launched our partnership with YouNow in the Props Developer Network, which, enables us to distribute YouNow’s Props tokens to our application end users for anticipated loyalty and retention benefits;

●	completed and delivered work constituting the second development milestone under a technology and services agreement with ProximaX, whereby we agreed to provide certain development and related services to ProximaX to facilitate the implementation of PSP into ProximaX’s proprietary blockchain protocol (the “ProximaX Agreement”); and

●	completed the sale of our dating assets to The Dating Company, LLC in order to enable us to focus on our core video applications and to try to monetize secure communications technology solutions.

For the near term, our business objectives include:

●	continuing to develop our consumer application platform strategy by seeking potential partnerships with large third-party communities to whom we could promote a co-branded version of our video chat products and potentially share in the incremental revenues generated by these partner communities;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other entities that are synergistic to our businesses;

●	making further cost reductions to right-size operations and reduce or eliminate cash consumption;

●	focusing on our core business to continue to leverage efficiencies gained during 2019 and expand our core business in a cost-efficient way;

●	implementing several enhancements to our live video chat applications, including the integration of Props token rewards and other features focused on new user acquisition, retention and monetization, which collectively are intended to increase usage and revenue opportunities; and

●	continuing to defend our intellectual property.

Sources of Revenue

Through the end of the first quarter of 2018, our sources of revenue were limited to subscription, advertising and other fees generated from users of our video chat and dating products. In April 2018, we started generating revenue through proprietary software licensing and technology implementation services as a result the ProximaX Agreement. In January 2019, we sold substantially all of the assets related to our dating products. As described above, we recently entered into an agreement to sell our Secured Communications Assets. If the sale is completed, we expect that our sole source of revenue will return to being revenue generated from our video chat products.

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

Historically, our dating applications generated revenue primarily through subscription fees. Multiple subscription tiers were offered in one-, three- and six-month terms. Longer-term plans (those with durations longer than one platforms, subscriptions automatically renewed for periods of the same length and at the same price as the original subscription term until terminated by the subscriber. We also held occasional promotions that offered initial discounted subscriptions that renewed at the regular price. As described above, in January 2019 we sold substantially all of our dating assets for a cash purchase price of $1.6 million.

We recognize revenue from monthly premium subscription services beginning in the month in which the subscriptions are originated. Revenues from multi-month subscriptions are recognized on a gross and straight-line basis over the length of the subscription period. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying consolidated balance sheets.

We also offer virtual gifts to our users. Users may purchase credits that can be redeemed for a host of virtual gifts such as a rose, a beer, or a car, among other items. Virtual gift revenue is recognized upon the users’ utilization of the virtual gift and included in subscription revenue. The unearned portion of virtual gifts revenue is presented as deferred revenue in the accompanying consolidated balance sheets.

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

As described above, we recently entered into an agreement to sell our Secured Communications Assets. If the sale is completed, we do not anticipate generating any material technology service revenue or pursuing technology services as part of our business strategy.

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

	Year Ended December 31,
	2019	2018
Active subscribers (as of period end)	103,800	109,200
Subscription bookings	$11,766,709	$14,218,801
Net cash (used in) provided by operating activities	$(4,465,363)	$2,732,767
Net loss	$(8,380,060)	$(3,797,217)
Adjusted EBITDA	$135,422	$2,932,002
Adjusted EBITDA as percentage of total revenues	0.9%	14.4%

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

Subscription Bookings

Subscription bookings is a financial measure representing the aggregate dollar value of subscription fees and virtual gifts purchases received during the period. We calculate subscription bookings as subscription revenue recognized during the period plus the change in deferred subscription revenue recognized during the period. We record subscription revenue from subscription fees as deferred subscription revenue and then recognize that revenue ratably over the length of the subscription term or ratably over usage for virtual gifts. Our management uses subscription bookings internally in analyzing our financial results to assess operational performance and to assess the effectiveness of, and plan future, user acquisition campaigns. We believe that this financial measure is useful in evaluating the performance of our consumer applications because we believe, as compared to subscription revenue, it is a better indicator of the subscription activity in a given period. We believe that both management and investors benefit from referring to subscription bookings in assessing our performance and when planning, forecasting and analyzing future periods.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net loss adjusted to exclude net loss from discontinued operations, interest income, gain on the sale of dating applications, income tax expense from continuing operations, depreciation and amortization expense, goodwill impairment, impairment loss on digital tokens and stock-based compensation expense.

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect cash capital expenditures for assets underlying depreciation and amortization expense that may need to be replaced or for new capital expenditures;

●	Adjusted EBITDA does not reflect our working capital requirements;

●	Adjusted EBITDA does not reflect the goodwill impairment or the impairment loss on digital tokens;

●	Adjusted EBITDA does not consider the potentially dilutive impact of stock-based compensation;

●	Adjusted EBITDA does not reflect the gain on the sale of our dating applications or our loss or income tax expense from discontinued operations; and

●	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Limitations of Adjusted EBITDA

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2019	2018
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(8,380,060)	$(3,797,217)
Interest income	(156,423)	(81,180)
Net loss from discontinued operations	104,880	1,791,286
Gain on sale of dating applications	(826,770)	-
Income tax expense (benefit) from continuing operations	17,672	3,001
Depreciation and amortization expense	605,415	888,756
Impairment loss on goodwill	6,760,222	-
Impairment loss on digital tokens	625,368	2,535,235
Stock-based compensation expense	1,385,118	1,592,121
Adjusted EBITDA	$135,422	$2,932,002

Results of Operations

In January 2019, we sold substantially all of the assets related to our dating service business under the domain names FirstMet, 50more and The Grade, which we collectively refer to as the dating services business. As a result, during the first quarter of 2019, we began to separately report the results of the dating services business as a discontinued operation in our consolidated statements of operations and present the related assets and liabilities as held for sale in our consolidated balance sheets. These changes have been applied for all periods presented. Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from our continuing operations. Refer to Note 3 of our Notes to Consolidated Financial Statements for additional information on discontinued operations.

The following table sets forth consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Years Ended December 31,
	2019	2018
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	20.8%	17.8%
Sales and marketing expense	6.9%	8.9%
Product development expense	42.9%	32.4%
General and administrative expense	41.5%	38.7%
Impairment loss on goodwill	44.2%	-%
Total costs and expenses	156.4%	97.8%
Income (loss) from operations from continuing operations	(56.4)%	2.2%
Interest income	1.0%	0.4%
Impairment loss on digital tokens	(4.1)%	(12.5)%
Loss from continuing operations before provision for income taxes	(59.5)%	(9.9)%
Provision for income taxes	0.9%	(0.0)%
Net loss from continuing operations	(58.6)%	(9.9)%
Provision for income taxes resulting from discontinued operations	(1.0)%	-%
Gain on sale of discontinued operations	5.4%	-%
Loss from discontinued operations	(0.7)%	(8.8)%
Net loss	(54.9)%	(18.7)%

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

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

Total revenues decreased to $15,283,617 for the year ended December 31, 2019 from $20,331,800 for the year ended December 31, 2018. The decrease was driven by a decline of $2,930,359 in subscription revenue primarily as a result of lower virtual gifts transaction volume and a 4.9% decline in active subscribers, as well as a decrease of $1,549,365 in technology service revenue generated under the ProximaX Agreement.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenues for the year ended December 31, 2019 and the year ended December 31, 2018, the decrease between those periods, the percentage decrease between those periods, and the percentage of total revenue that each represented for those periods:

	Years Ended December 31,		$	%	% of Revenue Years Ended December 31,
	2019	2018	(Decrease)	(Decrease)	2019	2018
Subscription revenue	$11,405,787	$14,336,146	$(2,930,359)	(20.4)%	74.6%	70.5%
Advertising revenue	438,503	1,006,962	(568,459)	(56.5)%	2.9%	5.0%
Technology service revenue	3,439,327	4,988,692	(1,549,365)	(31.1)%	22.5%	24.5%
Total revenues	$15,283,617	$20,331,800	$(5,048,183)	(24.8)%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the year ended December 31, 2019 decreased by $2,930,359, or 20.4%, as compared to the year ended December 31, 2018. This decrease in subscription revenue for the year ended December 31, 2019 was driven primarily by lower virtual gift transaction volume for both Paltalk and Camfrog products, which corresponded to lower monthly active usage. In addition, we experienced a decrease in active subscribers of approximately 4.9%, partially as a result of diminished marketing and advertising spend of approximately $600,000 related to our consumer applications as compared to the year ended December 31, 2018.

Advertising Revenue

Our advertising revenue for the year ended December 31, 2019 decreased by $568,459, or 56.5%, as compared to the year ended December 31, 2018. The decrease in advertising revenue was primarily due to a decline in the volume of advertising impressions, which resulted from a 16.0% decline in active users.

Technology Service Revenue

For the year ended December 31, 2019, we generated $3,439,327 of technology services revenue in exchange for providing certain development and related services to ProximaX to facilitate the integration of PSP into ProximaX’s proprietary blockchain protocol. Technology service revenue decreased by $1,549,365, or 31.1%, as compared to the year ended December 31, 2018 due to the termination of the ProximaX contract. The portion of the upfront fee associated with the ProximaX Agreement that remained unrecognized as of the termination of the ProximaX Agreement was $1,631,105 and was recognized as revenue upon such termination.

Costs and Expenses

Total costs and expenses for the year ended December 31, 2019 reflect an increase in costs and expenses of $4,018,275 or 20.2%, as compared to the year ended December 31, 2018. The following table presents our costs and expenses for the year ended December 31, 2019 and 2018, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

	Years Ended December 31,		$	%	% of Revenue Years Ended December 31,
	2019	2018	Increase (Decrease)	Increase (Decrease)	2019	2018
Cost of revenue	$3,174,453	$3,611,479	$(437,026)	(12.1)%	20.8%	17.8%
Sales and marketing expense	1,056,967	1,804,317	(747,350)	(41.4)%	6.9%	8.9%
Product development expense	6,563,449	6,590,943	(27,494)	(0.4)%	42.9%	32.4%
General and administrative expense	6,343,859	7,873,936	(1,530,077)	(19.4)%	41.5%	38.7%
Impairment loss on goodwill	6,760,222	-	6,760,222	100.0%	44.2%	-%
Total costs and expenses	$23,898,950	$19,880,675	$4,018,275	20.2%	156.4%	97.8%

Cost of revenue

Our cost of revenue for the year ended December 31, 2019 decreased by $437,026, or 12.1%, as compared to the year ended December 31, 2018. The decrease in cost of revenue for the year ended December 31, 2019 was primarily driven by a decrease in compensation expense due to decreased headcount in system administration support.

Sales and marketing expense

Our sales and marketing expense for the year ended December 31, 2019 decreased by $747,350, or 41.4%, as compared to the year ended December 31, 2018. The decrease in sales and marketing expense for the year ended December 31, 2019 was primarily due to a decrease in marketing expenditures of approximately $592,700 related to our video properties along with a decrease of approximately $171,600 in compensation to marketing personnel.

Product development expense

Our product development expense for the year ended December 31, 2019 decreased by $27,494, or 0.4% as compared to the year ended December 31, 2018. The decrease in product development expenses for the year ended December 31, 2019 was primarily due to decreases in consulting expense of approximately $75,300, offset by an increase in software expenses and compensation expenses.

General and administrative expense

Our general and administrative expense for the year ended December 31, 2019 decreased by $1,530,077, or 19.4%, as compared to the year ended December 31, 2018. The decrease in general and administrative expense for the year ended December 31, 2019 was primarily driven by the absence of non-recurring charges from 2018, such as approximately $113,000 of transaction fees relating to cryptocurrency conversion into U.S. dollars and $95,100 paid in recruiting fees. Additionally, there was a decrease in professional fees of approximately $811,200 and a decrease in compensation related expenses of approximately $422,900 due to headcount reduction.

Impairment loss on goodwill

The Company recorded a $6,760,222 goodwill impairment for the year ended December 31, 2019 due to the instability and declining market price of the Company’s common stock. At December 31, 2019, the market price per share of common stock declined to $1.29 and, as such, the Company tested for an impairment and concluded that the goodwill should be reduced as result of the decline in the market price of the Company’s common stock. At December 31, 2019, goodwill was $6,326,250 compared to $13,086,472 for the year ended December 31, 2018.

Non-Operating Income (Loss)

The following table presents the components of non-operating income (loss) for the year ended December 31, 2019 and the year ended December 31, 2018, the increase between those periods and the percentage increase between those periods and the percentage of total revenues that each represented for those periods:

	Years Ended December 31,		$	%	% of Revenue Years Ended December 31,
	2019	2018	Increase	Increase	2019	2018
Interest income	$156,423	$81,180	$75,243	92.7%	1.0%	0.4%
Impairment loss on digital tokens	(625,368)	(2,535,235)	1,909,867	75.3%	(4.1)%	(12.5)%
Income (loss) from discontinued operations	562,625	(1,791,286)	2,353,911	131.4%	3.7%	(9.1)%
Total non-operating income (loss)	$93,680	$(4,245,341)	$4,339,022	102.2%	0.6%	(21.2)%

Non-operating income (loss) for the year ended December 31, 2019 increased by $4,339,022, or 102.2%, as compared to the year ended December 31, 2018. For the year ended December 31, 2018, the Company recorded an impairment loss on digital tokens of approximately $2.5 million. During December 31, 2019, further decreases to the carrying value of these tokens compared to the quoted prices caused the Company to take a further impairment charge of $625,368.

Liquidity and Capital Resources

	Years Ended December 31,
	2019	2018
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$(4,465,363)	$2,732,767
Net cash provided by (used in) investing activities	1,339,060	(342,651)
Net cash provided by (used in) financing activities	(2,015)	28,210
Net change in cash and cash equivalents	$(3,128,318)	$2,418,326

Currently, our primary source of liquidity is cash on hand and cash flows from continuing operations, and we believe that our cash balance and our expected cash flow from operations will be sufficient to meet all of our financial obligations for the twelve months from the date of this report. As of December 31, 2019 and 2018, we had $3,427,058 and $6,555,376 of cash and cash equivalents, respectively, and no long-term debt.

In the future, it is possible that we will need additional capital to fund our operations, particularly growth initiatives, which we expect we would raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. We may also attempt to raise capital through dispositions of our assets, such as our sale of the dating services business in January 2019 and our pending sale of the Secured Communications Assets. To raise additional funds through dispositions, we may in the future seek to sell all or a portion of our XPX tokens or Vumber, a small telecommunications services provider that we operate, or certain of our patents, which we refer to collectively as our non-core properties. Our need to generate additional capital will largely depend on future capital requirements, which in turn will depend on many factors including our growth rate, headcount, sales and marketing activities, research and development efforts and the introduction of new features, products, acquisitions and continued user engagement.

Operating Activities

Net cash used in operating activities was $4,465,363 for the year ended December 31, 2019, as compared to net cash provided by operating activities of $2,732,767 for the year ended December 31, 2018. This decrease in net cash provided by operating activities of $7,198,130 was mainly due to a one-time prepayment of the ProximaX Agreement during the year ended December 31, 2018. In addition, the decrease was in part a result of the non-recurring payment of residual liabilities in connection to the sale of the dating services business as well as the payments of related legal and transaction fees.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2019 was $1,339,060 and net cash used by investing activities for the year ended December 31, 2018 was $342,651. The increase in cash used in investing activities for the year ended December 31, 2019 was primarily the result of proceeds from the sale of the dating services business.

Financing Activities

Net cash used by financing activities for the year ended December 31, 2019 was $2,015 as compared to net cash provided by financing activities of $28,210 for the year ended December 31, 2018. Net cash provided by financing activities during fiscal 2018 was the result of the exercise of employee stock options. There were no employee stock options exercised during fiscal 2019.

Contractual Obligations and Commitments

On June 7, 2016, we entered into a lease agreement with Jericho Executive Center LLC for office space at 30 Jericho Executive Plaza in Jericho, New York which commenced on September 1, 2016 and runs through November 30, 2021. Our office rent payments under the lease are currently approximately $6,100 per month.

On May 1, 2019, the Company entered into a lease agreement for office space located at 122 East 42nd Street in New York, NY and paid a $133,968 security deposit in the form of a letter of credit. The term of the lease runs until April 26, 2023. The Company’s monthly office rent payments under the lease are currently approximately $33,492 per month.

On May 1, 2019, the Company entered into a sublease agreement with Telecom Infrastructure Corp. for office space located at 122 East 42nd Street in New York, NY, pursuant to which Telecom Infrastructure Corp. is required to pay the Company $11,164 per month. The term of the sublease runs until April 26, 2023.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

of PeerStream, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Peerstream, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Melville, New York

March 24, 2020

PEERSTREAM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$3,427,058	$6,555,376
Credit card holdback receivable	11,323	94,498
Accounts receivable, net of allowances and reserves of $23,832 and $34,546, as of December 31, 2019 and 2018, respectively	130,686	326,786
Prepaid expense and other current assets	156,118	269,668
Current assets held for sale	-	19,053
Total current assets	3,725,185	7,265,381
Operating lease right-of-use asset	685,042	232,423
Property and equipment, net	620,059	577,911
Goodwill	6,326,250	13,086,472
Intangible assets, net	627,891	884,223
Digital tokens	148,229	832,892
Other assets	86,876	116,767
Noncurrent assets held for sale	-	1,436,499
Total assets	$12,219,532	$24,432,568

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,007,851	$2,842,947
Accrued expenses and other current liabilities	434,739	737,945
Current portion of operating lease liabilities	178,479	114,789
Deferred subscription revenue	1,829,493	1,468,571
Deferred technology service revenue	-	3,379,435
Current liabilities held for sale	-	617,410
Total current liabilities	3,450,562	9,161,097
Operating lease liabilities, non-current portion	583,075	117,634
Total liabilities	4,033,637	9,278,731
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 6,878,904 and 6,868,679 shares issued and outstanding as of December 31, 2019 and 2018, respectively	6,879	6,869
Treasury stock, 1,900 and no shares, at par as of December 31, 2019 and 2018, respectively	(2,015)	-
Additional paid-in capital	21,281,382	19,867,259
Accumulated deficit	(13,100,351)	(4,720,291)
Total stockholders’ equity	8,185,895	15,153,837
Total liabilities and stockholders’ equity	$12,219,532	$24,432,568

The accompanying notes are an integral part of these consolidated financial statements.

PEERSTREAM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018
Revenues
Subscription revenue	$11,405,787	$14,336,146
Advertising revenue	438,503	1,006,962
Technology service revenue	3,439,327	4,988,692
Total revenue	15,283,617	20,331,800
Costs and expenses
Costs of revenue	3,174,453	3,611,479
Sales and marketing expense	1,056,967	1,804,317
Product development expense	6,563,449	6,590,943
General and administrative expense	6,343,859	7,873,936
Impairment loss on goodwill	6,760,222	-
Total costs and expenses	23,898,950	19,880,675
Income (loss) from continuing operations	(8,615,333)	451,125
Interest income	156,423	81,180
Impairment loss on digital tokens	(625,368)	(2,535,235)
Loss from continuing operations before provision for income taxes	(9,084,278)	(2,002,930)
Benefit (expense) for income taxes	141,593	(3,001)
Net loss from continuing operations	(8,942,685)	(2,005,931)
Discontinued Operations:
Gain on sale from discontinued operations	826,770	-
Loss from discontinued operations	(104,880)	(1,791,286)
Income tax expense from discontinued operations	(159,265)	-
Net income (loss) from discontinued operations	562,625	(1,791,286)
Net loss	(8,380,060)	(3,797,217)

Basic net income (loss) per share of common stock:
Continuing operations	$(1.30)	$(0.30)
Discontinued operations	0.08	(0.26)
Net loss per share of common stock	$(1.22)	$(0.56)
Diluted net income (loss) per share of common stock:
Continuing operations	$(1.30)	$(0.30)
Discontinued operations	0.08	(0.26)
Net loss per share of common stock	$(1.22)	$(0.56)
Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic and diluted continuing operations	6,873,652	6,721,633
Basic and diluted discontinued operations	6,873,652	6,721,633

The accompanying notes are an integral part of these consolidated financial statements.

PEERSTREAM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Retained
					Additional	Earnings	Total
	Common	Stock	Treasury	Stock	Paid-	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit)	Equity
Balance on January 1, 2018	6,881,794	$6,882	-	$-	$18,346,914	$(923,074)	$17,430,722
Stock-based compensation expense for restricted stock awards and stock options	-	-	-	-	1,592,121	-	1,592,121
Reconciliation of shares issued in stock-based compensation arrangement	522	1	-	-	-	-	1
Issuance of common stock for stock option exercises	6,363	6	-	-	28,204	-	28,210
Surrender of common stock for tax withholding	(20,000)	(20)	-	-	(99,980)	-	(100,000)
Net loss	-	-	-	-	-	(3,797,217)	(3,797,217)
Balance on December 31, 2018	6,868,679	$6,869	-	-	$19,867,259	$(4,720,291)	$15,153,837
Stock-based compensation expense for restricted stock awards and stock options	-	-	-	-	1,385,118	-	1,385,118
Issuance of common stock for consulting services	10,225	10	-	-	29,005	-	29,015
Repurchased of common stock			(1,900)	(2,015)	-	-	(2,015)
Net loss	-	-	-	-	-	(8,380,060)	(8,380,060)
Balance on December 31, 2019	6,878,904	$6,879	(1,900)	$(2,015)	$21,281,382	$(13,100,351)	$8,185,895

The accompanying notes are an integral part of these consolidated financial statements.

PEERSTREAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,380,060)	$(3,797,217)
Less: Income (loss) from discontinued operations	562,625	(1,791,286)
Loss from continuing operations	(8,942,685)	(2,005,931)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation of property and equipment	349,082	387,452
Amortization of intangible assets	256,332	1,599,721
Amortization of operating lease right-of-use assets	178,158	-
Reconciliation of shares issued in stock-based compensation arrangement	-	1
Surrender of common stock for tax withholding	-	(100,000)
Stock-based compensation	1,385,118	1,592,121
Common stock issued for consulting services	29,015	-
Bad debt expense	-	8,552
Digital tokens received as payment for services	-	(3,368,127)
Impairment loss on goodwill	6,760,222	-
Impairment loss on digital tokens	625,368	2,535,235
Realized gain from the sale of digital tokens	(70,995)	-
Changes in operating assets and liabilities:
Credit card holdback receivable	83,175	46,291
Accounts receivable	196,100	143,810
Operating lease liability	(101,647)	-
Prepaid expense and other current assets	113,550	(60,425)
Other assets	29,891	32,770
Accounts payable, accrued expenses and other current liabilities	(2,138,302)	800,993
Deferred subscription revenue	360,922	(467,845)
Deferred technology service revenue	(3,379,435)	3,379,435
Net cash (used in) provided by continuing operating activities	(4,266,131)	4,524,053
Net cash used in discontinued operating activities	(199,232)	(1,791,286)
Net cash (used in) provided by operating activities	(4,465,363)	2,732,767
Cash flows from investing activities:
Purchases of property and equipment	(391,230)	(342,651)
Proceeds from the sale of digital tokens	130,290	-
Net cash used in continuing investing activities	(260,940)	(342,651)
Net cash provided by discontinued investing activities	1,600,000	-
Net cash provided by (used in) investing activities	1,339,060	(342,651)
Cash flows from financing activities:
Proceeds from issuance of common stock for stock option exercises	-	28,210
Purchase of treasury stock	(2,015)
Net cash provided by (used in) continuing financing activities	(2,015)	28,210
Net cash provided by discontinued financing activities	-	-
Net cash provided by (used in) financing activities	(2,015)	28,210
Net increase (decrease) in cash and cash equivalents	(3,128,318)	2,418,326
Balance of cash and cash equivalents at beginning of period	6,555,376	4,137,050
Balance of cash and cash equivalents at end of period	$3,427,058	$6,555,376
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Operating lease right-of-use asset and liability	$630,776	$232,423

The accompanying notes are an integral part of these consolidated financial statements.

PEERSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

The accompanying consolidated financial statements include PeerStream, Inc. and its wholly owned subsidiaries, A.V.M. Software, Inc., Paltalk Software Inc., Paltalk Holdings, Inc., Tiny Acquisition Inc., Camshare, Inc., Fire Talk LLC and Vumber LLC (collectively, the “Company,” “we,” “our” or “us”).

The Company is a communications software innovator that power multimedia social applications. The Company has also developed a secure business communication solution for use worldwide. Our product portfolio includes Paltalk and Camfrog, which together host one of the world’s largest collections of video-based communities. Our other products include Tinychat and Vumber. The Company has over 20 year history of technology innovation and holds 18 patents.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the requirements of the Security and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated upon consolidation.

Significant Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

Significant estimates relied upon in preparing these financial statements include the estimates used to determine the fair value of the stock options issued in share based payment arrangements, collectability of the Company’s accounts receivable, measurements of proportional performance under certain service contracts, subscription revenues net of refunds, credits, and known and estimated credit card chargebacks, the valuation allowance on deferred tax assets, fair value of digital tokens and impairment assessment of goodwill. Management evaluates these estimates on an ongoing basis. Changes in estimates are recorded in the period in which they become known. The Company bases estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates.

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

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the year ended December 31, 2019 and 2018, subscriptions were offered in durations of one-, three-, six- and twelve- month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying consolidated balance sheets. The deferred revenue at December 31, 2018 was $1,468,571, of which $1,468,571 was subsequently recognized as subscription revenue during the year ended December 31, 2019. The ending balance of deferred revenue at December 31, 2019 was $1,829,493.

In addition, the Company offers virtual gifts to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and are under the users’ control. Virtual gift revenue is recognized upon the users’ utilization of such at the fixed transaction price and included in subscription revenue in the accompanying consolidated statements of operations. Virtual gift revenue for the year ended December 31, 2019 and 2018 was $5,079,837 and $7,422,884, respectively. The ending balance of deferred revenue at December 31, 2019 was $411,326.

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

In the second quarter of 2019, the Company completed, and ProximaX accepted delivery of, the work constituting the second development milestone under the ProximaX Agreement. During the final stages of delivery of the second milestone, ProximaX informed the Company that capital constraints made it unable to pay the Company the $2.5 million as stipulated under the ProximaX Agreement. Accordingly, the Company and ProximaX entered into an agreement, effective June 24, 2019, to terminate the ProximaX Agreement (the “Termination Agreement”) and provide for payment terms for the remaining $2.5 million due under the ProximaX Agreement. The portion of the upfront fee that remained unrecognized as of the termination of the ProximaX Agreement was $1.6 million and was recognized as revenue upon such termination, in addition to the $1.7 million of revenue recognized in the first quarter of 2019. Since there is no assurance of collectability on the remaining payments, revenue is being recognized as the payments under the Termination Agreement are received. For the year ended December 31, 2019, the Company recognized $22.4 thousand in revenue in connection with payments received.

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

Indefinite-lived intangible assets are recorded at cost and are not subject to amortization, but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If, at the time of an impairment test, the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to the excess is recognized. Fair value of the digital tokens had been based on the quoted market prices for the XPX tokens on the Kryptono Exchange. In September 2019, the Kryptono Exchange announced that as part of its periodic review of its listed digital assets it was determined that ProximaX no longer met its standards for continued listing. Accordingly, it delisted and ceased trading for XPX tokens on October 4, 2019. Because the value of XPX as listed on other exchanges had declined significantly, the Company recorded an impairment charge in the amount of $625,368 which is reported as a component of other income and expenses in the accompanying consolidated statements of operations for the year ended December 31, 2019.

For the year ended December 31, 2019, the Company sold 61,716,857 digital tokens for $130,290. The gain of approximately $71,000 was recorded in the consolidated financial statements.

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

Sales and marketing

Sales and marketing expense consists primarily of advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel engaged in sales and sales support functions. Advertising and promotional spend includes online marketing, including fees paid to search engines, and offline marketing, which primarily consists of partner-related payments to those who direct traffic to our brands. Total advertising expense for the year ended December 31, 2019 was approximately $1.1 million and $5.3 million for the year ended December 31, 2018.

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

Equity instruments (“instruments”) issued to non-employees are recorded on the basis of the fair value of the instruments, as required by ASU No. 2018-07, Compensation — Stock Compensation (Topic 718) (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned.

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

Receivables

Accounts receivable are composed of amounts due from our advertising partners and from credit card processing companies following the initiation of subscription arrangements originated by our subscribers, which subscribers pay by credit cards. These receivables are unsecured and are typically settled by the payment processing company within several days of transaction processing accordingly, an allowance for doubtful accounts is considered. Accounts receivable from advertising partners and payment processing companies amounted to $130,686 and $326,786 on December 31, 2019 and December 31, 2018, respectively.

As of December 31, 2019, three advertising partners accounted for 47% of accounts receivable. As of December 31, 2018, two advertising partners accounted for 23% of accounts receivable.

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

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company evaluates its goodwill for impairment in accordance with ASC 350, Intangibles – Goodwill and Other (as amended by ASU 2017-04), by assessing qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company performs the quantitative goodwill impairment test, if, after assessing the totality of events or circumstances such as those described in paragraph ASC 350-20-35-3C(a) through (g), the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill related to the reporting unit.

The Company tests the recorded amount of goodwill for impairment on an annual basis on December 31 of each fiscal year or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. The Company has one reporting unit. The Company performed a qualitative assessment and concluded that impairment of $6.8 million existed as of December 31, 2019, compared to no impairment for the year ended December 31, 2018 (See Note 12 for further details on impairment recorded).

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

Asset and Liability Held for Sale

An asset is considered to be held for sale when all of the following criteria are met: (i) management commits to a plan to sell the asset; (ii) it is unlikely that the disposal plan will be significantly modified or discontinued; (iii) the asset is available for immediate sale in its present condition; (iv) actions required to complete the sale of the asset have been initiated; (v) sale of the asset is probable and the completed sale is expected to occur within one year; and (vi) the asset is actively being marketed for sale at a price that is reasonable given its current market value.

An asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. If the long-lived asset is newly acquired, the carrying amount of the long-lived asset is established based on its fair value less cost to sell at the acquisition date. A long-lived asset is not depreciated or amortized while it is classified as held for sale.

As of December 31, 2018, the Company had an asset and liability held for sale as a result of the Asset Purchase Agreement with The Dating Company, LLC on January 31, 2019 pursuant to which we sold substantially all of the assets related to our online dating services business under the domain names FirstMet and 50more (see Note 3 for further details).

Leases

Effective December 31, 2018, the Company accounts for its leases under ASC 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, credit card holdback receivable, accounts payable, approximate fair value due to the short-term nature of these instruments.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for the Company beginning in the first quarter of fiscal year 2020, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this guidance during the fourth quarter of fiscal year 2019, and its adoption had a significant impact on the Company’s consolidated financial statements (refer to Note 12 for further details).

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. The Company has not early adopted ASU 2019-12 and is currently evaluating its impact financial position, results of operations, and cash flows.

3.	Discontinued Operations

On January 31, 2019, the Company entered into an Asset Purchase Agreement with The Dating Company, LLC, pursuant to which the Company sold substantially all of the assets related to its online dating services business under the domain names FirstMet, 50more, and The Grade (collectively, the “Dating Services Business”) for a cash purchase price of $1.6 million, with $100.0 thousand of the purchase price that was held in an escrow account to secure certain of the Company’s post-closing indemnification obligations. The closing of the asset sale was effective as of January 31, 2019.

In the first quarter of 2019, management determined that the disposal of the Dating Services Business met the criteria for presentation as discontinued operations. Accordingly, the results of the Dating Services Business are presented as discontinued operations in our consolidated statements of operations and are excluded from continuing operations for all periods presented. In addition, the assets and liabilities of the Dating Services Business are classified as held for sale in our consolidated balance sheets for all periods presented.

The operations of the Dating Services Business are included in our results as discontinued operations through January 31, 2019, the date of sale.

The following tables summarize the major line items included in loss from discontinued operations for the Dating Services Business:

	Year Ended December 31,
	2019	2018
Revenues	$440,225	$6,024,146
Costs of revenue	(115,338)	(1,272,733)
Sales and marketing expense	(270,200)	(3,990,233)
Product development expense	(76,845)	(1,454,049)
General and administrative expense	(82,722)	(1,098,417)
Loss from discontinued operations	$(104,880)	$(1,791,286)

4.	Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2019	2018
Computer equipment	$3,706,017	$3,706,017
Website development	3,076,323	2,685,093
Furniture and fixtures	89,027	89,027
Leasehold improvements	32,726	32,726
Total property and equipment	6,904,093	6,512,863
Less: Accumulated depreciation	(6,284,034)	(5,934,952)
Total property and equipment, net	$620,059	$577,911

Depreciation expense, which includes amortization of website development costs, for the years ended December 31, 2019 and 2018 was $349,082 and $387,452, respectively.

5.	Intangible Assets, Net

Intangible assets, net consist of the following:

	December 31,
	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$50,000	$(26,250)	$23,750	$50,000	$(23,750)	$26,250
Trade names, trademarks, product names, URLs	555,000	(446,479)	108,521	555,000	(390,979)	164,021
Internally developed software	1,990,000	(1,959,655)	30,345	1,990,000	(1,927,988)	62,012
Subscriber/customer relationships	2,279,000	(1,813,725)	465,275	2,279,000	(1,647,060)	631,940
Total intangible assets	$4,874,000	$(4,246,109)	$627,891	$4,874,000	$(3,989,777)	$884,223

Amortization expense for the years ended December 31, 2019 and 2018 was $256,332 and $1,599,721, respectively. The estimated aggregate amortization expense for each of the next five years and thereafter will be $246,681 in 2020, $184,667 in 2021, $149,944 in 2022 and $46,599 thereafter.

6.	Income Taxes

The Company’s provision for income taxes is comprised of the following:

	December 31,
	2019	2018
Current
Federal	$(151,597)	$-
State and local	10,004	3,001
Total current	(141,593)	3,001
Deferred
Federal	-	-
State and local	-	-
Change in valuation allowance	-	-
Total deferred	-	-
Total provision (benefit)	$(141,593)	$3,001

In 2019, as a result of the gain recorded in discontinued operations related to the sale of the Dating Services Business, the Company recorded an income tax benefit of $159,265 from continuing operations pursuant to the intra-period allocation guidance in ASC 740-20-45-7 which was partially offset by an income tax provision of $17,672 for state and local taxes. The Company also recorded an income tax expense of $159,265 allocated to discontinued operations. In 2018, the Company recorded an income tax provision of $3,001 for state and local taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating losses	$4,265,150	$4,529,410
Share-based compensation	989,763	1,061,421
Amortization of intangible assets	1,056,162	767,591
Rent	168,036	-
Tax credits	62,969	62,969
Other	72,032	10,528
Subtotal	6,614,116	6,431,919
Less: valuation allowance:	(6,349,900)	(6,339,578)
Total deferred tax assets	264,216	92,341
Deferred tax liabilities:
Intangibles	-	-
Property and equipment	(264,216)	(92,341)
Other	-	-
Total deferred tax liabilities	(264,216)	(92,341)
Net deferred tax assets	$-	$-

In assessing the Company’s ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based on these factors including cumulative losses in recent years, the Company determined that its deferred tax assets are not realizable on a more-likely-than-not basis and has recorded a valuation allowance against its net deferred tax assets. The Company’s valuation allowance increased by $10,322 during 2019. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate of 21% for 2019 and 2018 as follows:

	2019	2018
Income tax (expense) benefit at federal statutory rate	21.0%	21.0%
Permanent differences	(6.7)%	(0.7)%
State and local taxes	(0.2)%	(2.4)%
Valuation allowance	(0.1)%	(18.2)%
Deferred tax adjustment	(12.6)%	0.0%
Other	0.1%	0.2%
Effective tax rate	1.6%	(0.1)%

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2019, the Company has no uncertain tax positions. As such, there are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2019.

The Company files a federal income tax return and income tax returns in various state tax jurisdictions. The open tax years for the federal income tax return is 2016 through 2019. The state income tax returns have varying statutes of limitations. The open tax years relating to any of the Company’s federal and state net operating losses begin in 2009.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2019	2018
Compensation, benefits and payroll taxes	$138,001	$355,300
Income tax payable	17,672	-
Other accrued expenses	279,066	382,645
Total accrued expenses and other current liabilities	$434,739	$737,945

8.	Stockholders’ Equity

The PeerStream, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 181,604 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The PeerStream, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of December 31, 2019, there were 454,792 shares available for future issuance under the 2016 Plan.

Treasury Shares

On April 29, 2019, the Company implemented a stock repurchase plan to repurchase up to $500 thousand of its common stock for cash. The repurchase plan expires on April 29, 2020. The Company has purchased 1,900 shares of its common stock under the repurchase plan as of December 31, 2019 and has classified them as treasury shares.

Shares issued for consulting services

On January 15, 2019 and October 1, 2019, we issued 6,000 and 4,225 shares of our common stock, respectively, to PCG Advisory, Inc. as consideration for investor relations services. The total expense for these grants was $29,005 and is included in general and administrative expense in the consolidated financial statements.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the years ended:

	December 31,
	2019	2018
Expected volatility	171.0-177.0%	159.0-167.0%
Expected life of option	5.0-6.3	5.2-6.2
Risk free interest rate	1.7-2.5%	2.3-2.9%
Expected dividend yield	0.0%	0.0%

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

The following tables summarize stock option activity during the year ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2019	1,037,797	$4.17
Granted	268,294	3.17
Exercised during period	-	4.55
Forfeited or canceled, during the period	(263,661)	4.34
Expired, during the period	(21,187)	4.55
Outstanding at December 31, 2019	1,021,243	$4.82
Exercisable at December 31, 2019	764,400	$5.34

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

At December 31, 2019, there was $635,013 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.78 years.

On December 31, 2019, there was no aggregate intrinsic value of stock options that were outstanding and exercisable. On December 31, 2018, the aggregate intrinsic value of stock options that were outstanding and exercisable was $725,604 and $365,861, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the year ended December 31, 2019, the Company granted options to employees to purchase an aggregate of 268,294 shares of common stock. These options vest between one and four years and have a term of ten years and have a weighted average exercise price of $3.17.

The aggregate fair value for the options granted during the years ended December 31, 2019 and 2018 was $469,179 and $708,501, respectively.

Stock-based compensation expense for the Company’s stock options included in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2019	2018
Cost of revenue	$1,478	$2,398
Sales and marketing expense	130	985
Product development expense	117,375	27,919
General and administrative expense	710,013	819,325
Total stock-based compensation expense	$828,996	$850,627

Restricted Stock Awards

The following table summarizes restricted stock award activity for the year ended December 31, 2019:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at January 1, 2019	158,571	$20.29
Granted	-	-
Expired or canceled, during the period	(20,000)	20.29
Forfeited, during the period	(138,571)	20.29
Unvested at December 31, 2019	-	$-

At December 31, 2019, there was no unrecognized compensation expense related to unvested restricted stock awards.

Stock-based compensation expense relating to restricted stock awards for the years ended December 31, 2019 and 2018 was $556,122 and $741,494, respectively, which is included in general and administrative expense in the consolidated financial statements.

9.	Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed based upon the number of weighted average shares of common stock outstanding as defined by ASC Topic 260, Earnings Per Share. Diluted net income (loss) per share of common stock includes the dilutive effects of stock options and stock equivalents. To the extent stock options are antidilutive, they are excluded from the calculation of diluted net income (loss) per share of common stock. For the year ended December 31, 2019, 1,021,243 of shares upon the exercise of outstanding stock options were not included in the computation of diluted net income (loss) per share for continuing operations because their inclusion would be antidilutive.

The following table summarizes the net income (loss) per share calculation:

	Years Ended December 31,
	2019	2018
Net income (loss) from discontinued operations - basic and diluted	$562,625	$(1,791,286)
Weighted average shares outstanding – basic and diluted	6,873,652	6,721,633
Per share data:
Basic and diluted from discontinued operations	$0.08	$(0.26)

	Years Ended December 31,
	2019	2018
Net income (loss) from continuing operations - basic and diluted	$(8,942,685)	$(2,005,931)
Weighted average shares outstanding – basic and diluted	6,873,652	6,721,633
Per share data:
Basic and diluted from continuing operations	$(1.30)	$(0.30)

	Years Ended December 31,
	2019	2018
Net income (loss) - basic and diluted	$(8,380,060)	$(3,797,217)
Weighted average shares outstanding – basic and diluted	6,873,652	6,721,633
Per share data:
Basic and diluted	$(1.22)	$(0.56)

10.	Leases

Operating Leases

On June 7, 2016, the Company entered into a lease agreement with Jericho Executive Center LLC for office space at 30 Jericho Executive Plaza in Jericho, New York which commenced on September 1, 2016 and runs through November 30, 2021. The Company’s monthly office rent payments under the lease are currently approximately $5,900 per month.

On May 1, 2019, the Company entered into a lease agreement for office space located at 122 East 42nd Street in New York, NY and paid a $133,968 security deposit in the form of a letter of credit. The term of the lease runs until April 26, 2023. The Company’s monthly office rent payments under the lease are currently approximately $33,492 per month.

On May 1, 2019, the Company entered into a sublease agreement with Telecom Infrastructure Corp. for office space located at 122 East 42nd Street in New York, NY, pursuant to which Telecom Infrastructure Corp. is required to pay the Company $11,164 per month. The term of the sublease runs until April 26, 2023.

As of December 31, 2019, the Company had no long-term leases that were classified as a financing lease. As of December 31, 2019, the Company did not have additional operating and financing leases that have not yet commenced.

At December 31, 2019, the Company had operating lease liabilities of approximately $0.6 million and right of use assets of approximately $0.7 million, which are included in the consolidated balance sheet.

Total rent expense for the year ended December 31, 2019 was $394,636, of which $52,136 was sublease income, and is recorded in general and administrative expense on the consolidated statements of operations.

The following summarizes quantitative information about the Company’s operating leases:

	Years Ended
	December 31,
	2019	2018
Lease cost
Operating lease cost	$392,424	$273,073
Short-term lease rent expense	2,212	20,355
Total rent expense	$394,636	$293,428

The following table summarizes the Company’s operating and financing leases:

	Years Ended
	December 31,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$178,158	$-
Weighted average remaining lease term
Operating leases	3.1	3.0
Weighted average discount rate
Operating leases	2.5%	3.7%

On December 31, 2019, future minimum payments under non-cancelable operating leases were as follows:

For the years ending December 31,	Amount
2020	$381,291
2021	382,238
2022	304,101
2023	102,418
Total	$1,170,048
Less: present value adjustment	(484,340)
Present value of minimum lease payments	$685,708

11.	Commitments and contingencies

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

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of December 31, 2019.

12.	Goodwill

The Company test goodwill and indefinite-lived intangible assets for impairment annually and whenever events or circumstances arise that indicate an impairment may exist.

The Company recorded $6,760,222 of goodwill impairment for the year ended December 31, 2019 due to a sustained decrease in market price per share. At December 31, 2019, the market price per share declined to $1.29 and as such, the company tested for an impairment and concluded that the goodwill should be reduced as result of the decline in the market price per share and fair value of the reporting unit. At December 31, 2019, the goodwill was $6,326,250 and $13,086,472 for the year ended December 31, 2018.

The following table reflects changes in the carrying amount of goodwill for our reporting unit for the years ended December 31, 2019 and 2018:

Balance at January 1, 2018	$13,086,472
Impairment	-
Balance at December 31, 2018	13,086,472
Impairment	(6,760,222)
Balance at December 31, 2019	$6,326,250

13.	Subsequent Events

On February 21, 2020, we entered into an Asset Purchase Agreement (the “SecureCo Purchase Agreement”) with SecureCo, LLC (“SecureCo”), whereby we agreed to sell substantially all of the assets related to our secure communications business, which includes communication solutions and operations capabilities with respect to the development and commercialization of secure messaging and data applications, software and middleware for enterprise and government client targets (the “Secure Communications Assets”), to SecureCo for a cash purchase price of approximately $540,000, which is comprised of a base purchase price of $500,000 plus the reimbursement or waiver of certain severance expenses payable by the Company to certain former executive officers. In addition, we shall be entitled to receive a transition service fee of five percent (5%) of all revenue received by SecureCo or its Affiliates pursuant to certain unassignable contracts.

The closing of the sale of the Assets is subject to the fulfilment of certain conditions by the Company and SecureCo, including, among other things, a condition that SecureCo shall have received financing that is sufficient to fund the purchase price. If the transaction is consummated, we do not expect to continue to pursue secured communications products or technology implementation services as part of our overall business strategy. If the transaction is not consummated, we expect to take a measured approach with respect to the potential commercialization of these products in a fiscally responsible manner.

Management has evaluated subsequent events or transactions occurring through the date the consolidated financial statements were issued and determined that no other events or transactions are required to be disclosed herein.

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

Based on the evaluation as of December 31, 2019, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019, and based on that evaluation they concluded that our internal control over financial reporting was not effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019, and based on that evaluation, management concluded that our internal control over financial reporting was effective. Therefore, our management, including our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2019, the Company determined that the following item constituted a material weakness:

●	The Company does not have adequate controls related to changes in management within the technology that support the Company’s financial reporting function.

Changes in Internal Control over Financial Reporting

We have implemented changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 and in the first quarter of 2020, related to general information technology controls in the area of change management in order to remediate the material weakness identified above. We will continue to test these controls to ensure that they appropriately address and remediate the material weakness identified above.

There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2019 (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.	Exhibits

The following exhibits are required by Item 601 of Regulation S-K.

(a) Documents filed as part of this Annual Report.

2.	Financial Statement Schedules

3.	Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed herewith:

2.1#	Agreement and Plan of Merger, dated September 13, 2016, by and among PeerStream, Inc., SAVM Acquisition Corporation, A.V.M. Software, Inc. and Jason Katz (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 14, 2016 by the Company with the SEC).

2.2#	Asset Purchase Agreement, by and between PeerStream, Inc. and The Dating Company, LLC, dated as of January 31, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on February 4, 2018 by the Company with the SEC).

3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed February 11, 2011 by the Company with the SEC).

3.2	Certificate of Amendment to Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed February 11, 2011 by the Company with the SEC).

3.3	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of the Company filed on March 14, 2016 by the Company with the SEC).

3.4	Certificate of Amendment to Certificate of Incorporation, dated May 19, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

3.5	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2017 (incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed on March 28, 2017 by the Company with the SEC).

3.6	Certificate of Amendment to Certificate of Incorporation, dated May 25, 2017 (incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2017 by the Company with the SEC).

3.7	Certificate of Amendment to Certificate of Incorporation, effective March 12, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 13, 2018 by the Company with the SEC).

3.8	Amended and Restated By-Laws of PeerStream, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-52176) of the Company filed April 25, 2012 by the Company with the SEC).

3.9	Amendment No. 1 to the Amended and Restated By-Laws of PeerStream, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed September 8, 2017 by the Company with the SEC).

3.10	Amendment No. 2 to the Amended and Restated By-Laws of PeerStream, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on March 13, 2018 by the Company with the SEC).

4.1	Specimen Stock Certificate of PeerStream, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-226003) of the Company filed on November 27, 2018 by the Company with the SEC).

4.2*	Description of Securities.

10.1	Statement of Rights and Responsibilities, by and between PeerStream, Inc. and Facebook Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.2	Registered Apple Developer Agreement, by and between PeerStream, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.3	iOS Developer Program License Agreement, by and between PeerStream, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.4†	Amended and Restated PeerStream, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-52176) of the Company filed on November 14, 2011 by the Company with the SEC).

10.5†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.6†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.7†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.8†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-52176) of the Company filed on November 14, 2011 by the Company with the SEC).

10.9†	PeerStream, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 16, 2016 by the Company with the SEC).

10.10†	First Amendment to PeerStream, Inc. 2016 Long Term Incentive Plan, dated as of April 10, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 30, 2017 by the Company with the SEC).

10.11†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.12†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.13†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.14†	Executive Employment Agreement, dated October 7, 2016, by and between PeerStream, Inc. and Jason Katz (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.15	Registration Rights Agreement, dated October 7, 2016, by and between PeerStream, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.16†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 15, 2017 by the Company with the SEC).

10.17	Termination Agreement, dated as of June 29, 2019, by and between PeerStream, Inc. and ProximaX Limited. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed July 5, 2019 by the Company with the SEC).

10.18†	Employment Agreement, dated May 5, 2017, by and between PeerStream, Inc. and Arash Vakil (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed on May 9, 2018).

10.19	First Amendment to Registration Rights Agreement, dated June 15, 2018, by and between the Company and Clifford Lerner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on June 19, 2018 by the Company with the SEC).

10.20†*	Employment Agreement, dated December 9, 2019, by and between PeerStream, Inc. and Kara Jenny.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. PeerStream, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
†	Management contract or compensatory plan arrangement.
*	Filed herewith.
**	The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of PeerStream, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2020	PEERSTREAM, INC.

	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Katz	Chief Executive Officer and Chairman of the Board	March 24, 2020
Jason Katz	(Principal Executive Officer)

/s/ Kara Jenny	Chief Financial Officer (Principal Financial and Accounting Officer),	March 24, 2020
Kara Jenny

/s/ Yoram “Rami” Abada	Director	March 24, 2020
Yoram “Rami” Abada

/s/ Michael Jones	Director	March 24, 2020
Michael Jones

/s/ Lance Laifer	Director	March 24, 2020
Lance Laifer

/s/ Michael Levit	Director	March 24, 2020
Michael Levit

/s/ John Silberstein	Director	March 24, 2020
John Silberstein