Form 10-Q
period 2020-03-31
PeerStream, Inc.
filed 2020-05-07
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(212) 967-5120

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2020
Common Stock, par value $0.001 per share	6,870,404*

* Excludes 8,500 shares of common stock that are held as treasury stock by PeerStream, Inc.

PEERSTREAM, INC. QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	the impact of the recent coronavirus outbreak on our results of operations and our business;

●	our ability to effectively market and generate revenue from our applications;

●	our ability to generate and maintain active subscribers and to effectively monetize our user base;

●	the intense competition in the industries in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	legal and regulatory requirements related to holding and distributing cryptocurrencies and accepting cryptocurrencies as a method of payment for our services;

●	risks related to our holdings of digital tokens, including risks related to the volatility of the trading price of the digital tokens and our ability to convert digital tokens into fiat currency;

●	our increasing focus on the use of new and novel technologies, such as blockchain, to enhance our applications, and our ability to timely complete development of applications using new technologies;

●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple Inc., Facebook, Inc. and Alphabet Inc. and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;

●	our ability to obtain additional capital or financing when and if necessary, to execute our business plan, including through offerings of debt or equity;

●	our ability to develop, establish and maintain strong brands;

●	the effects of current and future government regulation, including laws and regulations regarding the use of the internet, privacy, cybersecurity and protection of user data and blockchain and cryptocurrency technologies;

●	our ability to offset fees associated with the distribution platforms that host our applications;

●	our reliance on our executive officers and consultants;

ii

●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;

●	our ability to release new applications on schedule or at all, as well as our ability to improve upon existing applications;

●	our ability to update our applications to respond to rapid technological changes;

●	our ability to protect our intellectual property rights;

●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;

●	the ability of foreign governments to restrict access to our applications or impose new regulations;

●	risks associated with our termination agreement with ProximaX Limited (“ProximaX”), including that ProximaX may make certain future payments to us in digital tokens that have speculative value;

●	the reliance of our mobile applications on having a mobile data plan and/or Wi-Fi access to gain internet connectivity;

●	our reliance on third-party investor relations firms to help create awareness of our Company and compliance by such third parties with regulatory requirements related to promotional reports;

●	the effect of security breaches, computer viruses and computer hacking attacks;

●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to effectively integrate companies and properties that we acquire;

●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;

●	the risk that we may face litigation resulting from the transmission of information through our applications;

●	our ability to attract and retain qualified employees and consultants; and

●	our ability to maintain effective internal controls over financial reporting.

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 24, 2020. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this report, except to the extent required by applicable securities laws.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEERSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$3,436,710	$3,427,058
Accounts receivable, net of allowances and reserves of $23,832 as of March 31, 2020 and December 31, 2019	122,801	130,686
Prepaid expense and other current assets	159,570	167,441
Total current assets	3,719,081	3,725,185
Operating lease right-of-use assets	646,513	685,042
Property and equipment, net	531,199	620,059
Goodwill	6,326,250	6,326,250
Intangible assets, net	563,807	627,891
Digital tokens	119,802	148,229
Other assets	30,834	86,876
Total assets	$11,937,486	$12,219,532

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,308,776	$1,007,851
Accrued expenses and other current liabilities	311,699	434,739
Current portion of operating lease liabilities	195,144	178,479
Deferred subscription revenue	1,764,634	1,829,493
Total current liabilities	3,580,253	3,450,562
Operating lease liabilities, non-current portion	527,756	583,075
Total liabilities	4,108,009	4,033,637
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; and 6,878,904 shares issued and 6,870,404 and 6,877,004 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	6,879	6,879
Treasury stock, 8,500 and 1,900 shares, at par as of March 31, 2020 and December 31, 2019, respectively	(9,255)	(2,015)
Additional paid-in capital	21,370,588	21,281,382
Accumulated deficit	(13,538,735)	(13,100,351)
Total stockholders’ equity	7,829,477	8,185,895
Total liabilities and stockholders’ equity	$11,937,486	$12,219,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Subscription revenue	$2,650,123	$3,004,355
Advertising revenue	55,667	120,490
Technology service revenue	14,952	1,748,330
Total revenues	2,720,742	4,873,175
Costs and expenses:
Cost of revenue	622,724	952,219
Sales and marketing expense	191,670	377,151
Product development expense	1,250,696	1,771,565
General and administrative expense	1,019,254	1,877,472
Total costs and expenses	3,084,344	4,978,407
Loss from continuing operations	(363,602)	(105,232)
Other expense	(84,469)	-
Interest income, net	12,187	29,957
Loss from continuing operations before provision for income taxes	(435,884)	(75,275)
Benefit (expense) for income taxes	(2,500)	158,990
Net income (loss) from continuing operations	(438,384)	83,715
Discontinued Operations:
Gain on sale from discontinued operations	-	826,770
Loss from discontinued operations	-	(104,880)
Income tax expense on discontinued operations	-	(158,990)
Net income from discontinued operations	-	562,900
Net income (loss)	$(438,384)	$646,615

Basic net income (loss) per share of common stock:
Continuing operations	$(0.06)	$0.01
Discontinued operations	-	0.08
Basic net income (loss) per share of common stock	$(0.06)	$0.09
Diluted net income (loss) per share of common stock:
Continuing operations	$(0.06)	$0.01
Discontinued operations	-	0.08
Diluted net income (loss) per share of common stock	$(0.06)	$0.09
Weighted average number of shares of common stock used in calculating net income (loss) per share of common stock:
Basic	6,873,571	6,794,660
Diluted	6,873,571	6,794,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

						Retained
					Additional	Earnings	Total
	Common	Stock	Treasury	Stock	Paid-	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit)	Equity
Balance on January 1, 2019	6,868,679	$6,869	-	-	$19,867,259	$(4,720,291)	$15,153,837
Stock-based compensation expense for restricted stock awards and stock options	-	-	-	-	452,525	-	452,525
Issuance of common stock for consulting services	6,000	6	-	-	34,494	-	34,500
Net income	-	-	-	-	-	646,615	646,615
Balance at March 31, 2019	6,874,679	$6,875	-	-	$20,354,278	$(4,073,676)	$16,287,477

Balance at January 31, 2020	6,878,904	$6,879	(1,900)	$(2,015)	$21,281,382	$(13,100,351)	$8,185,895
Stock-based compensation expense	-	-	-	-	89,206	-	89,206
Repurchases of common stock	-	-	(6,600)	(7,240)	-	-	(7,240)
Net loss	-	-	-	-	-	(438,384)	(438,384)
Balance at March 31, 2020	6,878,904	$6,879	(8,500)	$(9,255)	$21,370,588	$(13,538,735)	$7,829,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(438,384)	$646,615
Less: Income from discontinued operations	-	562,900
Income (loss) from continuing operations	(438,384)	83,715
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation of property and equipment	88,860	88,614
Amortization of intangible assets	64,084	64,082
Amortization of operating lease right-of-use assets	38,529	-
Realized loss from the sale of digital tokens	28,427	-
Stock-based compensation	89,206	452,525
Common stock issued for consulting services	-	34,500
Changes in operating assets and liabilities:
Accounts receivable	7,885	206,303
Operating lease liability	(38,654)	-
Prepaid expenses and other current assets	7,871	(63,658)
Other assets	56,042	(481)
Accounts payable, accrued expenses and other current liabilities	177,885	(1,726,234)
Deferred subscription revenue	(64,859)	20,894
Deferred technology service revenue	-	(1,748,330)
Net cash (used in) provided by continuing operating activities	16,892	(2,588,070)
Net cash used in discontinued operating activities	-	(198,957)
Net cash (used in) provided by operating activities	16,892	(2,787,027)
Cash flows from investing activities:
Payment for property and equipment, including website development, net	-	(99,075)
Net cash used in continuing investing activities	-	(99,075)
Net cash provided by discontinued investing activities	-	1,600,000
Net cash provided by investing activities	-	1,500,925
Cash flows from financing activities:
Purchase of treasury stock	(7,240)	-
Net cash used in continuing financing activities	(7,240)	-
Net cash used in discontinued financing activities	-	-
Net cash used in financing activities	(7,240)	-
Net increase (decrease) in cash and cash equivalents	9,652	(1,286,102)
Balance of cash and cash equivalents at beginning of period	3,427,058	6,555,376
Balance of cash and cash equivalents at end of period	$3,436,710	$5,269,274

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

The Company is a communications software innovator that powers multimedia social applications. The Company has also developed a secure business communication solution for use worldwide. Our product portfolio includes Paltalk and Camfrog, which together host one of the world’s largest collections of video-based communities. Our other products include Tinychat and Vumber. The Company has an over 20-year history of technology innovation and holds 18 patents.

The condensed consolidated financial statements included in this report have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The Company has not included certain information and notes required by GAAP for complete financial statements pursuant to those rules and regulations, although it believes that the disclosure included herein is adequate to make the information presented not misleading. The condensed consolidated financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 24, 2020 (the “Form 10-K”).

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheet, results of operations, cash flows and changes in the stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the three months ended March 31, 2020 are not necessarily indicative of results for the year ending December 31, 2020, or for any other period.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the current presentation. These reclassifications have no impact on the previously reported net income (loss).

2.	Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Form 10-K.

During the three months ended March 31, 2020, there were no significant changes made to the Company’s significant accounting policies.

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

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. The Company has not early adopted ASU 2019-12 and is currently evaluating its impact on the Company’s financial position, results of operations, and cash flows.

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

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the three months ended March 31, 2020 and 2019, subscriptions were offered in durations of one-, three-, six- and twelve- month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets. The deferred revenue at December 31, 2019 was $1,829,493, of which $1,043,533 was subsequently recognized as subscription revenue during the three months ended March 31, 2020. The ending balance of deferred revenue at March 31, 2020 was $1,764,634.

In addition, the Company offers virtual gifts to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and are under the users’ control. Virtual gift revenue is recognized upon the users’ utilization of such at the fixed transaction price and included in subscription revenue in the accompanying condensed consolidated statements of operations. Virtual gift revenue was approximately $1,215,061 and $1,420,834 for the three months ended March 31, 2020 and 2019, respectively. The ending balance of deferred revenue from virtual gifts at March 31, 2020 and 2019 was $204,121 and $0, respectively.

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

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In the second quarter of 2019, the Company completed, and ProximaX accepted delivery of, the work constituting the second development milestone under the ProximaX Agreement. During the final stages of delivery of the second milestone, ProximaX informed the Company that capital constraints made it unable to pay the Company the $2.5 million as stipulated under the ProximaX Agreement. Accordingly, the Company and ProximaX entered into an agreement, effective June 24, 2019, to terminate the ProximaX Agreement (the “Termination Agreement”) and provide for payment terms for the remaining $2.5 million due under the ProximaX Agreement. The portion of the upfront fee that remained unrecognized as of the termination of the ProximaX Agreement was $1.6 million and was recognized as revenue upon such termination, in addition to the $1.7 million of revenue recognized in the first quarter of 2019. Since there is no assurance of collectability on the remaining payments, revenue is being recognized as the payments under the Termination Agreement are received. For the three months ended March 31, 2020, the Company recognized approximately $15.0 thousand in revenue in connection with payments received under the Termination Agreement.

3.	Discontinued Operations

On January 31, 2019, the Company entered into an Asset Purchase Agreement with The Dating Company, LLC, pursuant to which the Company sold substantially all of the assets related to its online dating services business under the domain names FirstMet, 50more, and The Grade (collectively, the “Dating Services Business”) for a cash purchase price of $1.6 million, with $100.0 thousand of the purchase price held in an escrow account to secure certain of the Company’s post-closing indemnification obligations. The closing of the asset sale was effective as of January 31, 2019.

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

The following tables summarize the major line items included in loss from discontinued operations for the Dating Services Business:

	Three Months Ended
	March 31,
	2020	2019
Revenues	$-	$440,225
Costs of revenue	-	(115,338)
Sales and marketing expense	-	(270,200)
Product development expense	-	(76,845)
General and administrative expense	-	(82,722)
Loss from discontinued operations	$-	$(104,880)

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Property and Equipment, Net

Property and equipment, net consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(unaudited)
Computer equipment	$3,706,017	$3,706,017
Website development	3,076,323	3,076,323
Furniture and fixtures	89,027	89,027
Leasehold improvements	32,726	32,726
Total property and equipment	6,904,093	6,904,093
Less: Accumulated depreciation	(6,372,894)	(6,284,034)
Total property and equipment, net	$531,199	$620,059

Depreciation expense for the three months ended March 31, 2020 was $88,860 as compared to $88,614 for the three months ended March 31, 2019.

5.	Goodwill

The Company tests goodwill and indefinite-lived intangible assets for impairment annually and whenever events or circumstances arise that indicate an impairment may exist.

The Company recorded $6,760,222 of goodwill impairment for the year ended December 31, 2019 due to a sustained decrease in market price per share of the Company’s common stock. At December 31, 2019, the market price per share of the Company’s common stock declined to $1.29 and as such, the Company tested for an impairment and concluded that the goodwill should be reduced as result of the decline in the market price per share and fair value of the reporting unit.

The Company determined there were no indicators that would lead to a test for impairment during the three months ended, March 31, 2020. Goodwill was $6,326,250 at March 31, 2020 and December 31, 2019.

6.	Intangible Assets, Net

Intangible assets, net consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$50,000	$(26,875)	$23,125	$50,000	$(26,250)	$23,750
Trade names, trademarks product names, URLs	555,000	(460,354)	94,646	555,000	(446,479)	108,521
Internally developed software	1,990,000	(1,967,572)	22,428	1,990,000	(1,959,655)	30,345
Subscriber/customer relationships	2,279,000	(1,855,392)	423,608	2,279,000	(1,813,725)	465,275
Total intangible assets	$4,874,000	$(4,310,193)	$563,807	$4,874,000	$(4,246,109)	$627,891

Amortization expense for the three months ended March 31, 2020 was $64,084, as compared to $64,082 for the three months ended March 31, 2019. The estimated aggregate amortization expense for each of the next five years and thereafter will be $182,597 in 2020, $184,667 in 2021, $149,944 in 2022, $18,000 in 2023, $17,354 in 2024 and $11,245 thereafter.

7.	Digital Tokens

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

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Indefinite-lived intangible assets are recorded at cost and are not subject to amortization but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If, at the time of an impairment test, the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to the excess is recognized. Fair value of the digital tokens had been based on the quoted market prices for the XPX tokens.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(unaudited)
Compensation, benefits and payroll taxes	$168,000	$347,601
Income tax payable	20,172	17,672
Other accrued expenses	123,527	69,466
Total accrued expenses and other current liabilities	$311,699	$434,739

9.	Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of March 31, 2020, our conclusion regarding the realizability of our U.S. deferred tax assets did not change and we have recorded a full valuation allowance against them.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. The CARES Act made various tax law changes. including. among other things. (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “Code”), for 2018 through 2020 to permit additional expensing of interest, (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under Section 168(k) of the IRC, (iii) making modifications to the federal net operating loss rules, including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes, and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position, the CARES Act did not have a material impact on the Company’s condensed consolidated financial statements.

For the three months ended March 31, 2020, the Company recorded an income tax provision of $2,500. The effective tax rate for the three months ended March 31, 2020 was (0.57%). The effective tax rate differs from the statutory rate of 21% as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

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

10.	Stockholders’ Equity

The PeerStream, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 121,930 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The PeerStream, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of March 31, 2020, there were 702,660 shares available for future issuance under the 2016 Plan.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Treasury Shares

On April 29, 2019, the Company implemented a stock repurchase plan to repurchase up to $500,000 of its common stock for cash. The repurchase plan expired on April 29, 2020. The Company had purchased 8,500 shares of its common stock under the repurchase plan as of March 31, 2020 and has classified them as treasury shares.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the following period:

Three Months Ended
March 31,
2020
Expected volatility	188.0%
Expected life of option (in years)	5.3
Risk free interest rate	0.59%
Expected dividend yield	0.0%

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

The following table summarizes stock option activity during the three months ended March 31, 2020:

		Weighted
	Number of	Average Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2020	1,021,243	$4.82
Granted	24,000	0.80
Forfeited or canceled, during the period	(229,575)	3.61
Expired, during the period	(42,293)	4.07
Outstanding at March 31, 2020	773,375	$5.09
Exercisable at March 31, 2020	551,093	$6.03

At March 31, 2020, there was $303,703 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.7 years.

On March 31, 2020, the aggregate intrinsic value of stock options that were outstanding and exercisable was $1,440 and $360, respectively. On March 31, 2019, the aggregate intrinsic value of stock options that were outstanding and exercisable was $238,293 and $124,821, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the three months ended March 31, 2020, the Company granted options to members of the Board of Directors to purchase an aggregate 24,000 shares of common stock at an exercise price of $0.80 per share. The options vest in four equal quarterly installments on the last day of each calendar quarter in 2020 and have a term of ten years.

The aggregate fair value for the options granted during the three months ended March 31, 2020 and 2019 was $18,664 and $187,429, respectively.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of operations is as follows:

	Three Months Ended
	March 31,
	2020	2019
Cost of revenue	$373	$361
Sales and marketing expense	20	45
Product development expense	7,381	89,743
General and administrative expense	81,432	177,002
Total stock compensation expense	$89,206	$267,151

11.	Net Income (Loss) Per Share

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

For the three months ended March 31, 2020, 773,375 of shares issuable upon the exercise of outstanding stock options were not included in the computation of diluted net income (loss) per share for continuing operations because their inclusion would be antidilutive.

For the three months ended March 31, 2019, 1,062,745 shares issuable upon the exercise of outstanding stock options and 79,286 shares of unvested restricted stock were not included in the computation of diluted net income per share because their inclusion would be anti-dilutive.

12.	Leases

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

On May 1, 2019, the Company entered into a sublease agreement with Telecom Infrastructure Corp. for office space located at 122 East 42nd Street in New York, NY, pursuant to which Telecom Infrastructure Corp. is required to pay the Company $11,164 per month. The term of the sublease runs until April 26, 2023. We have been notified that, due to the coronavirus outbreak, Telecom Infrastructure Corp. is currently unable to make its monthly payments under the sublease agreement, and such payments ceased being made in March 2020. We are currently in discussions with Telecom Infrastructure Corp. concerning its nonpayment and we are exploring all remedies available to us.

As of March 31, 2020, the Company had no long-term leases that were classified as a financing lease. As of March 31, 2020, the Company did not have additional operating and financing leases that have not yet commenced.

At March 31, 2020, the Company had operating lease liabilities of approximately $0.7 million and right of use assets of approximately $0.6 million, which are included in the condensed consolidated balance sheet.

Total rent expense for the three months ended March 31, 2020 was $61,895, of which $36,095 was sublease income, and $81,816 for the three months ended March 31, 2019. Rent expense is recorded in general and administrative expense on the condensed consolidated statements of operations.

PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s operating leases:

	Three Months Ended
	March 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$38,529	$48,692
Weighted average assumptions:
Remaining lease term	2.9	2.1
Discount rate	2.5%	3.6%

On March 31, 2020, future minimum payments under non-cancelable operating leases were as follows:

For the years ending December 31,	Amount
2020	$286,944
2021	382,237
2022	304,101
2023	102,418
Total	$1,075,700
Less: present value adjustment	(352,800)
Present value of minimum lease payments	$722,900

13.	Commitments and Contingencies

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

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of March 31, 2020.

14.	Pending Sale of Secured Communications Assets

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

 PEERSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The closing of the sale of the Assets is subject to the fulfilment of certain conditions by the Company and SecureCo, including, among other things, a condition that SecureCo shall have received financing that is sufficient to fund the purchase price. If the transaction is consummated, we do not expect to continue to pursue secured communications products or technology implementation services as part of our overall business strategy. The SecureCo Purchase Agreement may be terminated by either party if the conditions to closing have not been fulfilled by April 15, 2020, provided that such date may be extended to May 31, 2020 conditioned upon a $2,000 per business day increase in the purchase price payable by SecureCo for every day past April 15, 2020. As of April 15, 2020, the conditions to closing under the SecureCo Purchase Agreement had not been fulfilled, and accordingly, the purchase price payable by SecureCo began and will continue to increase by $2,000 per business day until the conditions to closing under the SecureCo Purchase Agreement have been fulfilled. If the transaction is not consummated, we expect to take a measured approach with respect to the potential commercialization of these products in a fiscally responsible manner.

15.	Subsequent Events

In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, and has since reached multiple other countries, including the United States, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in affected countries. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus has had and could continue to have an adverse effect on the global markets and its economy, including on the availability and pricing of employees and resources, and other aspects of the global economy. Although we cannot predict the impact that the recent outbreak of coronavirus will have on our business or results of operations in 2020, to date, our core multimedia social applications have been able to support the increased demand we have experienced.

On April 13, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the coronavirus pandemic, we applied for a $506,500 loan (the “Loan”) under the Small Business Administration (“SBA”) Paycheck Protection Program under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On May 3, 2020, we entered into a promissory note (the “Note”) in favor of Citibank, N.A., as lender (the “Lender”).

The Note has a two-year term, matures on May 3, 2022, and bears interest at a stated rate of 1.0% per annum. Monthly principal and interest payments will commence in December 2020. We did not provide any collateral or guarantees for the Loan, nor did we pay any facility charge to obtain the Loan. The Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. We may prepay the principal of the Loan at any time without incurring any prepayment charges.

The Loan may be partially or fully forgiven if we comply with the provisions of the CARES Act, including the use of Loan proceeds for payroll costs, rent, utilities and certain other expenses, and at least 75% of the Loan proceeds must be used for payroll costs as defined in the CARES Act. Any forgiveness of the Loan will be subject to approval by the SBA and the Lender.

PeerStream continues to serve as a form of safe and entertaining communication during this global pandemic and in order to help those affected in hardest hit countries will continue to offer some of our group video conferencing services free of charge.

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no other events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2020 and 2019, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2020 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2019, all amounts herein are unaudited.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” in Part II of this report and “Item 1A. Risk Factors” in the Form 10-K.

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

Recent Developments

COVID-19

In December 2019, a strain of coronavirus, was reported to have surfaced in Wuhan, China, and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in affected countries. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus has had and could continue to have an adverse effect on the global markets and its economy, including on the availability and pricing of employees and resources, and other aspects of the global economy. Although we cannot predict the impact that the recent outbreak of coronavirus will have on our business or results of operations in 2020, to date, our core multimedia social applications have been able to support the increased demand we have experienced. On April 13, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the coronavirus pandemic, we applied for a $506,500 loan (the “Loan”) under the Small Business Administration (“SBA”) Paycheck Protection Program under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”)., and on May 3, 2020, we entered into a promissory note (the “Note”) in favor of Citibank, N.A., as lender (the “Lender”).

PeerStream continues to serve as a form of safe and entertaining communication during this global pandemic and in order to help those affected in hardest hit countries will continue to offer some of our group video conferencing services free of charge.

Pending Sale of Secured Communications Assets

On February 21, 2020, we entered into an Asset Purchase Agreement (the “SecureCo Purchase Agreement”) with SecureCo, LLC (“SecureCo”), whereby, subject to the terms of the SecureCo Purchase Agreement, we agreed to sell substantially all of the assets related to our secure communications business, which includes communication solutions and operations capabilities with respect to the development and commercialization of secure messaging and data applications, software and middleware for enterprise and government client targets (the “Secure Communications Assets”) to SecureCo for a cash purchase price of approximately $540,000, which is comprised of a base purchase price of $500,000 plus the reimbursement or waiver of certain severance expenses payable by the Company to certain former executive officers. In addition, we are entitled to receive a transition service fee of five percent (5%) of all revenue received by SecureCo or its affiliates pursuant to certain unassignable contracts in certain circumstances.

The closing of the sale of the Secure Communications Assets is subject to the fulfilment of certain conditions by the Company and SecureCo, including, among other things, a condition that SecureCo shall have received financing that is sufficient to fund the purchase price. If the transaction is consummated, we do not expect to continue to pursue secured communications products or technology implementation services as part of our overall business strategy. The SecureCo Purchase Agreement may be terminated by either party if the conditions to closing have not been fulfilled by April 15, 2020, provided that such date may be extended to May 31, 2020 conditioned upon a $2,000 per business day increase in the purchase price payable by SecureCo for every day past April 15, 2020. As of April 15, 2020, the conditions to closing under the SecureCo Purchase Agreement had not been fulfilled, and accordingly, the purchase price payable by SecureCo began and will continue to increase by $2,000 per business day until the conditions to closing under the SecureCo Purchase Agreement have been fulfilled. If the transaction is not consummated, we expect to take a measured approach with respect to the potential commercialization of these products in a fiscally responsible manner.

Operational Highlights and Objectives

During the three months ended March 31, 2020, we executed key components of our objectives:

●	achieved break even net cash flow, an improvement of $1.3 million when compared to the three months ended March 31, 2019, and break-even cash flow from operations, an improvement of $2.8 million when compared to the three months ended March 31, 2019;

●	decreased our operating expenses through a streamlined plan of operations by $1.9 million, or 38.0%, compared to the three ended March 31, 2019;

●	increased active subscribers by 2.5% as compared to December 31, 2019, notwithstanding a slight decline in active subscribers of 1.6% compared to March 31, 2019; and

●	completed the commercial launch of YouNow’s Props tokens on our Camfrog application, pursuant to which the Company expects to receive 10.5 million Props in May 2020, enabling us to distribute to our end users for anticipated loyalty and retention benefits.

For the near term, our business objectives include:

●	implementing several enhancements to our live video chat applications, including the integration of Props token rewards and other features focused on new user acquisition, retention and monetization, which collectively are intended to increase usage and revenue opportunities;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other entities that are synergistic to our businesses;

●	continuing to develop our consumer application platform strategy by seeking potential partnerships with large third-party communities to whom we could promote a co-branded version of our video chat products and potentially share in the incremental revenues generated by these partner communities; and

●	continuing to defend our intellectual property.

Sources of Revenue

Our sources of revenue are subscription, advertising and other fees generated from users of our video chat products. In April 2018, we started generating revenue through proprietary software licensing and technology implementation services as a result our technology services agreement (the “ProximaX Agreement”) with ProximaX Limited (“ProximaX”). In January 2019, we sold substantially all of the assets related to our dating products. As described above, we recently entered into an agreement to sell our Secured Communications Assets. If the sale is completed, we expect that our sole source of revenue will return to being revenue generated from our video chat products.

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

We also offer virtual gifts to our users. Users may purchase credits that can be redeemed for a host of virtual gifts such as a rose, a beer, or a car, among other items. Virtual gift revenue is recognized upon the users’ utilization of the virtual gift and included in subscription revenue. The unearned portion of virtual gifts revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets.

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

Technology Service Revenue

Technology service revenue is generated under licensing and service agreements that we negotiate with our clients that describe the scope of the development, integration, engineering, licensing or other services that we provide. More specifically, technology service revenue relates to revenue that we would generate from our software solutions, such as PSP, through licenses to our clients that may be bundled with service and support packages. In addition, technology service revenue includes technology-based business development partnerships. We expect that any technology services agreements and business development partnerships are likely to contain pricing and other custom terms based on the needs of the client, which may include compensation in the form of cash or cryptocurrency tokens or a mix of cash and cryptocurrency tokens.

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

Sales and marketing expense

Sales and marketing expense consist primarily of advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel engaged in sales and sales support functions. Advertising and promotional spend includes online marketing, including fees paid to search engines, and offline marketing, which primarily consists of partner-related payments to those who direct traffic to our brands.

Product development expense

Product development expense, which relates to the development of technology of our applications, consists primarily of compensation (including stock-based compensation) and other employee-related costs that are not capitalized for personnel engaged in the design, testing and enhancement of service offerings as well as amortization of capitalized website development costs.

General and administrative expense

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

	Three Months Ended
	March 31,
	2020	2019
Active subscribers (as of period end)	106,400	108,100
Subscription bookings	$2,585,264	$3,025,249
Net cash provided by (used in) operating activities	$16,892	$(2,787,027)
Net income (loss)	$(438,384)	$646,615
Adjusted EBITDA	$(121,452)	$499,990
Adjusted EBITDA as percentage of total revenues	(4.5)%	10.3%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net income (loss) adjusted to exclude net loss from discontinued operations, interest income, other expense, gain on the sale of dating applications, income tax expense (benefit) from continuing operations, income tax expense from discontinued operations, depreciation and amortization expense and stock-based compensation expense.

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

	Three Months Ended
	March 31,
	2020	2019
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$(438,384)	$646,615
Interest income, net	(12,187)	(29,957)
Other expense	84,469	-
Net loss from discontinued operations	-	104,880
Gain on sale of dating applications	-	(826,770)
Income tax expense from discontinued operations	-	158,990
Income tax expense (benefit) from continuing operations	2,500	(158,990)
Depreciation and amortization expense	152,944	152,697
Stock-based compensation expense	89,206	452,525
Adjusted EBITDA	$(121,452)	$499,990

Results of Operations

In January 2019, we sold substantially all of the assets related to our dating service business under the domain names FirstMet, 50more and The Grade, which we collectively refer to as the dating services business. As a result, during the first quarter of 2019, we began to separately report the results of the dating services business as a discontinued operation in our condensed consolidated statements of operations and present the related assets and liabilities as held for sale in our condensed consolidated balance sheets. These changes have been applied for all periods presented. Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from our continuing operations. Refer to Note 3 of the notes to our condensed consolidated financial statements for additional information on discontinued operations.

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended March 31,
	2020	2019
Total revenues	100.0%	100.0%
Costs and expenses:
Cost of revenue	22.9%	19.5%
Sales and marketing expense	7.0%	7.7%
Product development expense	46.0%	36.4%
General and administrative expense	37.5%	38.5%
Total costs and expenses	113.4%	102.2%
Loss from continuing operations	(13.4)%	(2.2)%
Other expense	(3.1)%	0.6%
Interest income, net	0.4%	0.6%
Loss from continuing operations before provision for income taxes	(16.0)%	(1.5)%
Provision for income taxes	-%	3.3%
Net income (loss) from continuing operations	(16.0)%	1.7%
Provision for income taxes resulting from discontinued operations	-%	(3.3)%
Gain on sale of discontinued operations	-%	17.0%
Net loss from discontinued operations	-%	(2.2)%
Net income (loss)	(16.0)%	13.3%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenue

Total revenues decreased to $2,720,742 for the three months ended March 31, 2020 from $4,873,175 for the three months ended March 31, 2019. The decrease was driven by a decline of $1,733,378 of technology service revenue recognized under the ProximaX Agreement, along with a decline of $354,232 in subscription revenue partly as a result of lower virtual gifts transaction volume and a 1.6% decline in active subscribers, as well as a decrease of $64,823 in advertising revenue across all products.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenues for the three months ended March 31, 2020 and 2019, the decrease between those periods, the percentage decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31,		$	%	March 31,
	2020	2019	Decrease	Decrease	2020	2019
Subscription revenue	$2,650,123	$3,004,355	$(354,232)	(11.8)%	97.4%	61.7%
Advertising revenue	55,667	120,490	(64,823)	(53.8)%	2.0%	2.5%
Technology service revenue	14,952	1,748,330	(1,733,378)	(99.1)%	0.6%	35.9%
Total revenues	$2,720,742	$4,873,175	$(2,152,433)	(44.2)%	100.0%	100.0%

Subscription Revenue – Our subscription revenue for the three months ended March 31, 2020 decreased by $354,232, or 11.8%, as compared to the three months ended March 31, 2019. The decrease in subscription revenue was mainly driven by lower virtual gift transaction volume for both Paltalk and Camfrog products, corresponding to a decline in active subscribers of approximately 1.6% as well as shortfalls in the Middle East countries.

Advertising Revenue – Our advertising revenue for the three months ended March 31, 2020 decreased by $64,823, or 53.8%, as compared to the three months ended March 31, 2019. The decrease in advertising revenue was primarily due to a decline in the volume of advertising impressions related to the changes in third party partners.

Technology Service Revenue – For the three months ended March 31, 2020, we recognized $14,952 of technology service revenue as consideration for providing certain development and related services to ProximaX to facilitate the integration of the PeerStream Protocol into ProximaX’s proprietary blockchain protocol. Under the terms of our termination agreement with ProximaX, effective June 24, 2019 (the “Termination Agreement”), ProximaX was required to make certain payments to us on a monthly basis through the remainder of 2019. Since there is no assurance of collectability on the payments due under the Termination Agreement, revenue is being recognized as the payments are received.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2020 reflect a decrease of $1,894,063, or 38.0%, as compared to the three months ended March 31, 2019. The following table presents our costs and expenses for the three months ended March 31, 2020 and 2019, the decrease between those periods, the percentage decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31,		$	%	March 31,
	2020	2019	(Decrease)	(Decrease)	2020	2019
Cost of revenue	$622,724	$952,219	$(329,495)	(34.6)%	22.9%	19.5%
Sales and marketing expense	191,670	377,151	(185,481)	(49.2)%	7.0%	7.7%
Product development expense	1,250,696	1,771,565	(520,869)	(29.4)%	46.0%	36.4%
General and administrative expense	1,019,254	1,877,472	(858,218)	(45.7)%	37.5%	38.5%
Total costs and expenses	$3,084,344	$4,978,407	$(1,894,063)	(38.0)%	113.4%	102.2%

Cost of revenue – Our cost of revenue for the three months ended March 31, 2020 decreased by $ 329,495, or 34.6%, as compared to the three months ended March 31, 2019. The decrease for the three months ended March 31, 2020 was primarily driven by a decrease of $191,300 in expenses related to headcount reduction due to the terminated ProximaX Agreement. Additionally, there was a decrease in expenses resulting from the reduction of fraud, hosting and content delivery services in the three months ended March 31, 2020.

Sales and marketing expense – Our sales and marketing expense for the three months ended March 31, 2020 decreased by $185,481, or 49.2%, as compared to the three months ended March 31, 2019. The decrease in sales and marketing expense for the three months ended March 31, 2020 was primarily due to a decrease in overall marketing expenditures of approximately $180,200 across all products.

Product development expense – Our product development expense for the three months ended March 31, 2020 decreased by $520,869, or 29.4%, as compared to the three months ended March 31, 2019. The decrease was primarily due to a decrease of approximately $570,900 resulting from reduced headcount in the product and engineering teams.

General and administrative expense – Our general and administrative expense for the three months ended March 31, 2020 decreased by $858,218, or 45.7%, as compared to the three months ended March 31, 2019. The decrease in general and administrative expense for the three months ended March 31, 2020 was primarily due to headcount reductions resulting in $478,600 reduced salary and related expenses. In addition, the decrease was in part due to the absence of $185,374 in stock compensation expense related to the vested restricted stock awards and reduced legal fees of approximately $116,000.

Non-Operating Income (Loss)

The following table presents the components of non-operating income (loss) for the three months ended March 31, 2020 and the three months ended March 31, 2019, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	March 31,		Increase	Increase	March 31,
	2020	2019	(Decrease)	(Decrease)	2020	2019
Interest income, net	$12,187	$29,957	$(17,770)	(59.3)%	0.4%	0.6%
Other expense	(84,469)	-	(84,469)	(100.0)%	(3.1)%	-%
Gain on sale from discontinued operations	-	826,770	(826,770)	(100.0)%	-%	17.0%
Loss from discontinued operations	-	(104,880)	104,880	100.0%	-%	(2.2)%
Total non-operating income (loss)	$(72,282)	$751,847	$(824,129)	(109.6)%	(2.7)%	15.4%

Non-operating loss for the three months ended March 31, 2020 increased by $824,129, or 109.6%, as compared to the three months ended March 31, 2019, primarily due to the sale of the assets related to our dating services business. In addition, other expense increased by $84,469 primarily due to a $28,427 realized loss from the sale of digital tokens and a $56,041 current asset write-off.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the three months ended March 31, 2020, the Company recorded an income tax provision from continuing operations of $2,500 consisting primarily of state and local taxes. For the three months ended March 31, 2019, the Company recorded an income tax benefit from continuing operations of $158,990 under the intra-period allocation guidance as the Company recorded a gain in discontinued operations.

As of March 31, 2020, our conclusion regarding the realizability of our U.S. deferred tax assets did not change and we have recorded a full valuation allowance against them.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2020	2019
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$16,892	$(2,787,027)
Net cash provided by investing activities	-	1,500,925
Net cash used in financing activities	(7,240)	-
Net increase (decrease) in cash and cash equivalents	$9,652	$(1,286,102)

Currently, our primary source of liquidity is cash on hand and cash flows from continuing operations, and we believe that our cash balance and our expected cash flow from operations will be sufficient to meet all of our financial obligations for the twelve months from the date of this report. As of March 31, 2020, we had $3,436,710 of cash and cash equivalents.

Our primary use of working capital is related to product development resources in order to maintain and create new services and features in applications for our clients and users. In particular, a significant portion of our working capital has been allocated to the improvement of our products. We have also used small amounts of capital to opportunistically repurchase our common stock from time to time. In the future, we may also seek to grow our business by expending our capital resources to fund strategic investments and partnership opportunities.

On April 13, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the coronavirus pandemic, we applied for the Loan, and on May 3, 2020, we entered into the Note in favor of the Lender.

The Note has a two-year term, matures on May 3, 2022, and bears interest at a stated rate of 1.0% per annum. Monthly principal and interest payments will commence in December 2020. We did not provide any collateral or guarantees for the Loan, nor did we pay any facility charge to obtain the Loan. The Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. We may prepay the principal of the Loan at any time without incurring any prepayment charges.

The Loan may be partially or fully forgiven if we comply with the provisions of the CARES Act, including the use of Loan proceeds for payroll costs, rent, utilities and certain other expenses, and at least 75% of the Loan proceeds must be used for payroll costs as defined in the CARES Act. Any forgiveness of the Loan will be subject to approval by the SBA and the Lender.

In the future, it is possible that we will need additional capital to fund our operations, particularly growth initiatives, which we expect we would raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. We may also attempt to raise capital through dispositions of our assets, such as our sale of the dating services business in January 2019 and our pending sale of the Secured Communications Assets. In addition, we may in the future seek to sell all or a portion of our XPX tokens or Vumber, a small telecommunications services provider that we operate, or certain of our patents, which we refer to collectively as our non-core properties. Our need to generate additional capital will largely depend on future capital requirements, which in turn will depend on many factors including our growth rate, headcount, sales and marketing activities, research and development efforts and the introduction of new features, products, acquisitions and continued user engagement.

Operating Activities

Net cash provided by operating activities was $16,892 for the three months ended March 31, 2020, as compared to net cash used in operating activities of $2,787,027 for the three months ended March 31, 2019. The increase in net cash provided by operating activities of $2,803,919 was mainly as a result of the non-recurring payments of related legal and transaction fees in connection to the sale of the dating services business.

Investing Activities

There was no net cash provided by investing activities for the three months ended March 31, 2020, as compared to net cash provided by investing activities of $1,500,295 for the three months ended March 31, 2019. The decrease in net cash provided by investing activities for the three months ended March 31, 2020 was primarily due to the absence of proceeds from the sale of the dating services business.

Financing Activities

There was net cash of $7,240 used in financing activities for the three months ended March 31, 2020 as compared to no net cash used in financing activities for the three months ended March 31, 2019. The increase in net cash used in financing activities for the three months ended March 31, 2020 was primarily due to the repurchase of common stock pursuant to our repurchase plan.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments disclosed in the contractual obligations and commitments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

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

Based on the evaluation as of March 31, 2020, for the reasons set forth below, our management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of March 31, 2020, the Company determined that the following item constituted a material weakness:

●	The Company does not have adequate controls related to changes in management within the technology that support the Company’s financial reporting function.

Changes in Internal Control over Financial Reporting

We have implemented changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the first quarter of 2020, related to general information technology controls in the area of change management in order to remediate the material weakness identified above. We will continue to test these controls to ensure that they appropriately address and remediate the material weakness identified above.

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, and has reached multiple other countries, including the United States, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in the United States and other affected countries. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus have had and could continue to have an adverse effect on the global markets and its economy, including on the availability and pricing of employees and resources, and other aspects of the global economy. Therefore, the coronavirus could disrupt and cause delays in our software, disrupt the marketplace in which we operate, slow down the overall economy, curtail consumer spending, make it hard to adequately staff our operations or enter into agreements with independent contractors and have a material adverse effect on our operations. In addition, disruptions in the operations of the third parties with whom we do business have caused and could in the future cause such third parties to fail to perform under their respective contracts or commitments with us. For instance, we are party to a sublease agreement with Telecom Infrastructure Corp. (“Telecom”) for office space located at 122 East 42nd Street in New York, NY, pursuant to which Telecom is required to pay us $11,164 per month. We have been notified that, due to the coronavirus outbreak, Telecom is currently unable to make its monthly payments under the sublease agreement. While we are currently in discussions with Telecom concerning its nonpayment and are exploring all remedies available to us, Telecom’s continued failure to make its monthly payments under the sublease agreement could negatively impact our financial condition and results of operations.

The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended March 31, 2020 that were not previously reported on a Current Report on Form 8-K.

Issuer Repurchases of Common Stock

The following table details our repurchases of common stock during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2020 – January 31, 2020	2,500	$1.21	—	$0.50
February 1, 2020 – February 29, 2020	2,000	$1.09	—	$0.49
March 1, 2020 – March 31, 2020	2,100	$0.96	—	$0.49
Total	6,600	$1.10	—	0.49

(1)	On April 29, 2019, we implemented a repurchase plan to repurchase up to $500 thousand of our common stock for cash. The repurchase plan expired on April 29, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On April 13, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the coronavirus pandemic, the Company applied for the Loan, and on May 3, 2020, the Company entered into the Note in favor of the Lender.

The Note has a two-year term, matures on May 3, 2022, and bears interest at a stated rate of 1.0% per annum. Monthly principal and interest payments will commence in December 2020. The Company did not provide any collateral or guarantees for the Loan, nor did the Company pay any facility charge to obtain the Loan. The Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the Loan at any time without incurring any prepayment charges.

The Loan may be partially or fully forgiven if the Company complies with the provisions of the CARES Act, including the use of Loan proceeds for payroll costs, rent, utilities and certain other expenses, and at least 75% of the Loan proceeds must be used for payroll costs as defined in the CARES Act. Any forgiveness of the Loan will be subject to approval by the SBA and the Lender.

The foregoing description of the Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Note, a copy of which is filed as Exhibit 10.1 to this report and is incorporated by reference herein.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
2.1#	Asset Purchase Agreement, by and between PeerStream, Inc. and The Dating Company, LLC, dated as of January 31, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on February 4, 2019 by the Company with the SEC).
2.2#*	Asset Purchase Agreement, dated as of February 21, 2020, by and between PeerStream, Inc. and SecureCo, LLC.
3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.2	Certificate of Amendment of Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 14, 2016 by the Company with the SEC).
3.4	Certificate of Amendment to Certificate of Incorporation, dated May 19, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).
3.5	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2019 (incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed on March 28, 2019 by the Company with the SEC).
3.6	Certificate of Amendment to Certificate of Incorporation, dated May 25, 2019 (incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2019 by the company with the SEC).
3.7	Certificate of Amendment to Certificate of Incorporation, effective March 12, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 13, 2019 by the Company with the SEC).
3.8	Amended and Restated By-Laws of PeerStream, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-52176) of the Company filed April 25, 2012 by the Company with the SEC).
3.9	Amendment No. 1 to the Amended and Restated By-Laws of PeerStream, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed September 11, 2019 by the Company with the SEC).
3.10	Amendment No. 2 to the Amended and Restated By-Laws of PeerStream, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on March 13, 2019 by the Company with the SEC).
3.11	Amendment No. 3 to the Amended and Restated By-Laws of PeerStream, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 25, 2020 by the Company with the SEC).
4.1	Specimen Stock Certificate of PeerStream, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-226003) of the Company filed on November 27, 2018 by the Company with the SEC).
10.1*	Paycheck Protection Program Loan Note, by and between the Company and Citibank, N.A., dated as of May 3, 2020.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. PeerStream, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of PeerStream, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PeerStream, Inc.

Date: May 7, 2020	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer)

PeerStream, Inc.

Date: May 7, 2020	By:	/s/ Kara Jenny
Kara Jenny
Chief Financial Officer
(Principal Financial and Accounting Officer)