Form 10-Q
period 2020-06-30
PALTALK, INC.
filed 2020-08-06
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number      000-52176

PALTALK, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3191847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Jericho Executive Plaza Suite 400E
Jericho, NY 11753

(Address of principal executive offices) (Zip Code)

(212) 967-5120

(Registrant’s telephone number, including area code)

PeerStream, Inc.

122 East 42nd Street

New York, NY 10168

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2020
Common Stock, par value $0.001 per share	6,868,954*

* Excludes 9,950 shares of common stock that are held as treasury stock by Paltalk, Inc.

PALTALK, INC. QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

Effective May 15, 2020, we changed our name from “PeerStream, Inc.” to “Paltalk, Inc.” Unless the context otherwise indicates, references to “Paltalk,” “PeerStream,” “we,” “our,” “us” and the “Company” refer to Paltalk, Inc. and its subsidiaries on a consolidated basis.

Paltalk, Peerstream, our logo and other trademarks or service marks appearing in this report are the property of Paltalk, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective owners. Solely for convenience, the trademarks, service marks and trade names included in this report are without the ®, or other applicable symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names.

Unless otherwise indicated, operational metrics such as those related to active subscribers or active users are based on internally-derived metrics for users across all platforms through which our applications are accessed.

i

EXPLANATORY NOTE

Name Change

Effective May 15, 2020, we changed our name from “PeerStream, Inc.” to “Paltalk, Inc.” In connection with the name change, we also changed our trading symbol on the OTCQB Marketplace from “PEER” to “PALT.” This name change takes us back to our roots and reflects our primary focus on our current operations, Paltalk and Camfrog, which together are host to one of the world’s largest collections of video-based communities.

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

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 1A. Risk Factors” in Part II of this report and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 24, 2020. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this report, except to the extent required by applicable securities laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALTALK, INC.

(F/K/A PEERSTREAM, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,378,865	$3,427,058
Accounts receivable, net of allowances and reserves of $23,832 as of June 30, 2020 and December 31, 2019	12,786	130,686
Digital tokens receivable	112,000	-
Prepaid expense and other current assets	181,858	167,441
Total current assets	4,685,509	3,725,185
Operating lease right-of-use assets	96,222	685,042
Property and equipment, net	448,333	620,059
Goodwill	6,326,250	6,326,250
Intangible assets, net	499,724	627,891
Digital tokens	93,036	148,229
Other assets	13,937	86,876
Total assets	$12,163,011	$12,219,532

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$922,884	$1,007,851
Accrued expenses and other current liabilities	251,245	434,739
Operating lease liabilities, current portion	61,276	178,479
Term debt, current portion	253,250	-
Deferred subscription revenue	1,969,563	1,829,493
Total current liabilities	3,458,218	3,450,562
Term debt, non-current portion	253,250	-
Operating lease liabilities, non-current portion	34,946	583,075
Total liabilities	3,746,414	4,033,637
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; and 6,878,904 shares issued and 6,868,954 and 6,877,004 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	6,879	6,879
Treasury stock, 9,950 and 1,900 shares, at par as of June 30, 2020 and December 31, 2019, respectively	(10,859)	(2,015)
Additional paid-in capital	21,427,771	21,281,382
Accumulated deficit	(13,007,194)	(13,100,351)
Total stockholders’ equity	8,416,597	8,185,895
Total liabilities and stockholders’ equity	$12,163,011	$12,219,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

(F/K/A PEERSTREAM, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Subscription revenue	$3,210,619	$3,049,900	$5,860,742	$6,054,255
Advertising revenue	57,856	110,869	113,523	231,359
Technology service revenue	112,000	1,712,105	126,952	3,460,435
Total revenues	3,380,475	4,872,874	6,101,217	9,746,049
Costs and expenses:
Cost of revenue	685,430	892,470	1,308,154	1,844,689
Sales and marketing expense	221,416	230,996	413,086	608,147
Product development expense	1,255,884	1,711,974	2,506,580	3,483,539
General and administrative expense	687,083	1,614,387	1,706,337	3,491,859
Total costs and expenses	2,849,813	4,449,827	5,934,157	9,428,234
Income from continuing operations	530,662	423,047	167,060	317,815
Other income (expense), net	4,589	-	(79,880)	-
Interest income (expense), net	(1,210)	24,837	10,977	54,794
Income from continuing operations before provision for income taxes	534,041	447,884	98,157	372,609
Income tax expense	(2,500)	(163,490)	(5,000)	(4,500)
Net income from continuing operations	531,541	284,394	93,157	368,109
Discontinued Operations:
Gain on sale from discontinued operations	-	-	-	826,770
Loss from discontinued operations	-	-	-	(104,880)
Income tax benefit on discontinued operations	-	158,990	-	-
Net income from discontinued operations	-	158,990	-	721,890
Net income	$531,541	$443,384	$93,157	$1,089,999

Basic net income per share of common stock:
Continuing operations	$0.08	$0.04	$0.01	$0.05
Discontinued operations	-	0.02	-	0.11
Basic net income per share of common stock	$0.08	$0.06	$0.01	$0.16
Diluted net income per share of common stock:
Continuing operations	$0.08	$0.04	$0.01	$0.05
Discontinued operations	-	0.02	-	0.11
Diluted net income per share of common stock	$0.08	$0.06	$0.01	$0.16
Weighted average number of shares of common stock used in calculating net income per share of common stock:
Basic	6,869,027	6,874,679	6,871,299	6,874,314
Diluted	6,869,027	6,886,900	6,871,299	6,875,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

(F/K/A PEERSTREAM, INC.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

						Retained
					Additional	Earnings	Total
	Common	Stock	Treasury	Stock	Paid-	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit)	Equity
Balance on December 31, 2018	6,868,679	$6,869	-	-	$19,867,259	$(4,720,291)	$15,153,837
Stock-based compensation expense for restricted stock awards and stock options	-	-	-	-	452,525	-	452,525
Issuance of common stock for consulting services	6,000	6	-	-	34,494	-	34,500
Net income	-	-	-	-	-	646,615	646,615
Balance at March 31, 2019	6,874,679	$6,875	-	-	$20,354,278	$(4,073,676)	$16,287,477
Stock-based compensation expense for restricted stock awards and stock options	-	-	-	-	443,661	-	443,661
Net income	-	-	-	-	-	443,384	443,384
Balance at June 30, 2019	6,874,679	$6,875	-	-	$20,797,939	$(3,630,292)	$17,174,522

Balance at December 31, 2019	6,878,904	$6,879	(1,900)	$(2,015)	$21,281,382	$(13,100,351)	$8,185,895
Stock-based compensation expense	-	-	-	-	89,206	-	89,206
Repurchases of common stock	-	-	(6,600)	(7,240)	-	-	(7,240)
Net loss	-	-	-	-	-	(438,384)	(438,384)
Balance at March 31, 2020	6,878,904	$6,879	(8,500)	$(9,255)	$21,370,588	$(13,538,735)	$7,829,477
Stock-based compensation expense	-	-	-	-	57,183	-	57,183
Repurchases of common stock	-	-	(1,450)	(1,604)	-	-	(1,604)
Net income	-	-	-	-	-	531,541	531,541
Balance at June 30, 2020	6,878,904	$6,879	(9,950)	$(10,859)	$21,427,771	$(13,007,194)	$8,416,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

 PALTALK, INC.

(F/K/A PEERSTREAM, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$93,157	$1,089,999
Less: Income from discontinued operations	-	721,890
Income from continuing operations	$93,157	$368,109
Adjustments to reconcile net income from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation of property and equipment	171,726	177,435
Amortization of intangible assets	128,167	128,165
Amortization of operating lease right-of-use assets	76,828	-
Gain on lease termination	(141,001)	-
Realized loss from the sale of digital tokens	23,838	-
Write-off of note receivable	56,042	-
Stock-based compensation	146,389	896,186
Common stock issued for consulting services	-	34,500
Changes in operating assets and liabilities:
Credit card holdback receivable	-	64,638
Accounts receivable	117,900	191,204
Digital tokens receivable	(112,000)	-
Operating lease liability	(80,419)	-
Prepaid expenses and other current assets	(14,417)	(143,482)
Other assets	16,897	(34,459)
Accounts payable, accrued expenses and other current liabilities	(200,382)	(1,689,591)
Deferred subscription revenue	140,070	8,796
Deferred technology service revenue	-	(3,379,435)
Other liabilities	-	43,910
Net cash provided by (used in) continuing operating activities	422,795	(3,334,024)
Net cash used in discontinued operating activities	-	(39,967)
Net cash provided by (used in) operating activities	422,795	(3,373,991)
Cash flows from investing activities:
Payment for property and equipment, including website development, net	-	(195,497)
Proceeds from the sale of digital tokens	31,356	56,100
Net cash used in continuing investing activities	-	(139,397)
Net cash provided by discontinued investing activities	-	1,600,000
Net cash provided by investing activities	31,356	1,460,603
Cash flows from financing activities:
Borrowings of term debt	506,500
Purchase of treasury stock	(8,844)	-
Net cash provided by financing activities	497,656	-
Net increase (decrease) in cash and cash equivalents	951,807	(1,913,388)
Balance of cash and cash equivalents at beginning of period	3,427,058	6,555,376
Balance of cash and cash equivalents at end of period	$4,378,865	$4,641,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

(F/K/A PEERSTREAM, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Description of Business

The accompanying condensed consolidated financial statements include Paltalk, Inc. and its wholly owned subsidiaries, A.V.M. Software, Inc., Paltalk Software Inc., Paltalk Holdings, Inc., Tiny Acquisition Inc., Camshare, Inc., Fire Talk LLC and Vumber LLC (collectively, the “Company”).

Effective May 15, 2020, the Company changed its name from “PeerStream, Inc.” to “Paltalk, Inc.” In connection with the name change, the Company changed its trading symbol on the OTCQB Marketplace from “PEER” to “PALT.” This name change takes the Company back to its roots and reflects the Company’s primary focus on its current operations, Paltalk and Camfrog, which together are host to one of the world’s largest collections of video-based communities.

The Company is a communications software innovator that powers multimedia social applications. The Company’s product portfolio includes Paltalk and Camfrog, which together host one of the world’s largest collections of video-based communities. The Company’s other products include Tinychat and Vumber. The Company has an over 20-year history of technology innovation and holds 18 patents.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheet, results of operations, cash flows and changes in the stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the six months ended June 30, 2020 are not necessarily indicative of results for the year ending December 31, 2020, or for any other period.

2.	Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Form 10-K.

During the six months ended June 30, 2020, there were no significant changes made to the Company’s significant accounting policies.

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

PALTALK, INC.

(F/K/A PEERSTREAM, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the six months ended June 30, 2020 and 2019, subscriptions were offered in durations of one-, three-, six- and twelve- month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets. The deferred revenue at December 31, 2019 was $1,829,493, of which $1,115,419 was subsequently recognized as subscription revenue during the six months ended June 30, 2020. The ending balance of deferred revenue at June 30, 2020 was $1,969,563.

In addition, the Company offers virtual gifts to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and are under the users’ control. Virtual gift revenue is recognized upon the users’ utilization of such at the fixed transaction price and included in subscription revenue in the accompanying condensed consolidated statements of income. Virtual gift revenue was $1,427,373 and $2,642,434 for the three and six months ended June 30, 2020, respectively. Virtual gift revenue was approximately $1,478,239 and $2,899,073 for the three and six months ended June 30, 2019, respectively. The ending balance of deferred revenue from virtual gifts at June 30, 2020 and 2019 was $240,502 and $0, respectively.

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

Technology Service Revenue

ProximaX Agreement

During 2019, revenue included as technology services revenue was revenue that was recognized under the Company’s technology services agreement (the “ProximaX Agreement”) with ProximaX Limited (“ProximaX”) and was recognized based upon proportional performance using labor hours as the unit of measurement. Pursuant to the terms of the ProximaX Agreement, ProximaX agreed to pay the Company, among other things, up to an aggregate of $10.0 million of cash or certain highly liquid cryptocurrencies in exchange for the Company’s services, $5.0 million of which was paid in May 2018, $2.5 million of which was due upon completion the second development milestone set forth in the ProximaX Agreement and $2.5 million of which was due upon completion of the third development milestone set forth in the ProximaX Agreement. The total upfront fee was recognized as revenue under the input method based on proportional performance using labor hours as the unit of measurement.

Effective June 24, 2019, the Company and ProximaX entered into an agreement to terminate the ProximaX Agreement (the “Termination Agreement”) and provide for payment terms for the remaining $2.5 million due under the ProximaX Agreement. The portion of the upfront fee that remained unrecognized as of the termination of the ProximaX Agreement was $1.6 million and was recognized as revenue upon such termination, in addition to the $1.7 million of revenue recognized in the first quarter of 2019. Since there is no assurance of collectability on the remaining payments, revenue is being recognized as the payments under the Termination Agreement are received. For the six months ended June 30, 2020, the Company recognized approximately $15.0 thousand in revenue in connection with payments received under the Termination Agreement.

PALTALK, INC.

(F/K/A PEERSTREAM, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

YouNow Agreement

During the second quarter of 2020, the Company recorded revenue in connection with its agreement to serve as a launch partner with YouNow, Inc. (“YouNow”) and to integrate YouNow’s props infrastructure (the “Props platform”) into its Camfrog and Paltalk applications (as amended, the “YouNow Agreement”). Revenue from the YouNow Agreement is included in technology services revenue.

Pursuant to the terms of the YouNow Agreement, YouNow agreed to pay the Company, in exchange for the Company’s services, an aggregate of 10.5 million cryptographic props tokens (“Props tokens”) upon the achievement of certain milestones as follows: (i) 3.0 million Props tokens upon execution of the YouNow Agreement, (ii) 4.0 million Props tokens upon the integration of the Props platform in the Company’s Camfrog application and (iii) 3.5 million Props tokens due upon the integration of the Props platform in the Paltalk application. In the determining the value of the contract, the Company converted the Props tokens into U.S. dollars using an independent third-party valuation. As of June 30, 2020, the Props tokens were estimated to have a price equal to $0.02 per token (see Note 7 for additional information on the fair value of the Props tokens). The total contract value to be recognized was estimated to be $210,000 which is recognized based on the completion dates of the integration services performed.

The upfront fee is recognized as revenue under the output method based on the direct measurements of the value of services transferred to date to the customer, relative to the remaining services under the contract. During the three and six months ended June 30, 2020, the Company recognized $32,000 of the upfront fee and $80,000 from the completion of the first integration milestone as technology services revenue under the condensed consolidated statements of income and digital tokens receivable under the condensed consolidated balance sheets.

Revisions to the Company’s estimates may result in increases or decreases to revenues and income and are reflected in the condensed consolidated financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and can be reasonably estimated. Contract losses are the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of revenues in the Company’s condensed consolidated statements of income. There were no contract losses for the periods presented.

3.	Discontinued Operations

On January 31, 2019, the Company entered into an Asset Purchase Agreement with The Dating Company, LLC, pursuant to which the Company sold substantially all of the assets related to its online dating services business under the domain names FirstMet, 50more, and The Grade (collectively, the “Dating Services Business”) for a cash purchase price of $1.6 million. The closing of the asset sale was effective as of January 31, 2019.

In the first quarter of 2019, management determined that the disposal of the Dating Services Business met the criteria for presentation as discontinued operations. Accordingly, the results of the Dating Services Business are presented as discontinued operations in our condensed consolidated statements of income and are excluded from continuing operations for all periods presented. In addition, the assets and liabilities of the Dating Services Business are classified as held for sale in our condensed consolidated balance sheets for all periods presented.

The operations of the Dating Services Business are included in our results as discontinued operations through January 31, 2019, the date of sale.

The following tables summarize the major line items included in loss from discontinued operations for the Dating Services Business for the periods presented:

	Six Months Ended
	June 30,
	2020	2019
Revenues	$-	$440,225
Costs of revenue	-	(115,338)
Sales and marketing expense	-	(270,200)
Product development expense	-	(76,845)
General and administrative expense	-	(82,722)
Loss from discontinued operations	$-	$(104,880)

There were no major line items included in loss from discontinued operations for the Dating Services Business for the three months ended June 30, 2020 and 2019.

PALTALK, INC.

(F/K/A PEERSTREAM, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Property and Equipment, Net

Property and equipment, net consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(unaudited)
Computer equipment	$3,706,017	$3,706,017
Website development	3,076,323	3,076,323
Furniture and fixtures	89,027	89,027
Leasehold improvements	32,726	32,726
Total property and equipment	6,904,093	6,904,093
Less: Accumulated depreciation	(6,455,760)	(6,284,034)
Total property and equipment, net	$448,333	$620,059

Depreciation expense for the three and six months ended June 30, 2020 was $82,866 and $171,726, respectively, as compared to $88,820 and $177,435 for the three and six months ended June 30, 2019, respectively.

5.	Goodwill

The Company tests goodwill and indefinite-lived intangible assets for impairment annually and whenever events or circumstances arise that indicate an impairment may exist.

The Company recorded $6,760,222 of goodwill impairment for the year ended December 31, 2019 due to a sustained decrease in market price per share of the Company’s common stock. At December 31, 2019, the market price per share of the Company’s common stock declined to $1.29, and as such, the Company tested for an impairment and concluded that the goodwill should be reduced as result of the decline in the market price per share and fair value of the reporting unit.

The Company determined there were no indicators that would lead to a test for impairment during the six months ended June 30, 2020. Goodwill was $6,326,250 at June 30, 2020 and December 31, 2019.

6.	Intangible Assets, Net

Intangible assets, net consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$50,000	$(27,500)	$22,500	$50,000	$(26,250)	$23,750
Trade names, trademarks product names, URLs	555,000	(474,230)	80,771	555,000	(446,479)	108,521
Internally developed software	1,990,000	(1,975,488)	14,512	1,990,000	(1,959,655)	30,345
Subscriber/customer relationships	2,279,000	(1,897,058)	381,942	2,279,000	(1,813,725)	465,275
Total intangible assets	$4,874,000	$(4,374,276)	$499,724	$4,874,000	$(4,246,109)	$627,891

Amortization expense for the three and six months ended June 30, 2020 was $64,083 and $128,167, respectively, as compared to $64,083 and $128,165 for the three and six months ended June 30, 2019, respectively. The estimated aggregate amortization expense for each of the next five years and thereafter will be $118,514 in 2020, $184,667 in 2021, $149,944 in 2022, $18,000 in 2023, $17,354 in 2024 and $11,245 thereafter.

PALTALK, INC.

(F/K/A PEERSTREAM, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Digital Tokens

Digital tokens consist of XPX tokens received in connection with the ProximaX Agreement and the Props tokens received in connection with the YouNow Agreement. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies and other digital tokens under current GAAP, the Company has determined to account for these tokens as indefinite-lived intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other until further guidance is issued by the FASB.

XPX Tokens

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

During the six months ended June 30, 2020, the Company sold 27,881,674 digital tokens for proceeds of $31,356. The recorded loss of approximately $23,800 is included under other income (expense), net in the condensed consolidated statements of income.

Props Tokens Receivable

To calculate the fair value of the Props tokens received and receivable pursuant to the YouNow Agreement, the Company used the backsolve method, which utilizes the option pricing method to calculate the implied value of the Props tokens based on the recent transaction price. The backsolve method takes into account the strike price of the token warrant agreement and then determines the allocated value of the tokens as though it were a basket purchase.

The implied fair value of the Props tokens represents a marketable basis of value. As the Props tokens do not currently have access to a liquid marketplace, a discount for lack of marketability was applied to the implied fair value using a protective put calculation. A summary of the key inputs used in the backsolve model are summarized as follows:

Maturity (time until an exit or liquidity)	1 year
Volatility	197.0%
Risk free rate of return	0.16%

The basic logic of the protective put approach is supported by the notion that the holder of a nonmarketable security can effectively purchase liquidity by purchasing a put option on the security. Therefore, the non-marketable value of a security is its value on a marketable basis, less the value of the hypothetical put option. The put option calculation relies on the Black-Scholes option pricing model, which utilizes volatility from comparable utility tokens, an estimated time to maturity (or liquidity), and the risk-free rate commensurate with that maturity.

The Props tokens received and receivable from YouNow are intangible assets that are accounted for at cost, less impairment charges. According to the guidance the holder cannot only compare the carrying value to fair value at the reporting period, but instead must assess impairment daily. As a result, the Company will use the amount equal the lowest price during the period in which the Props tokens are held as the carrying amount.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	(unaudited)
Compensation, benefits and payroll taxes	$126,400	$347,601
Income tax payable	22,672	17,672
Other accrued expenses	102,173	69,466
Total accrued expenses and other current liabilities	$251,245	$434,739

PALTALK, INC.

(F/K/A PEERSTREAM, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of June 30, 2020, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including, among other things, (i) increasing the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing recoverability of AMT tax credits. Given the Company’s full valuation allowance position, the CARES Act did not have a material impact on the financial statements.

For the three and six months ended June 30, 2020, the Company recorded an income tax provision from continuing operations of $2,500 and $5,000, respectively, primarily related to state and local taxes. The effective tax rate for the three and six months ended June 30, 2020 was 0.39% and 2.38%, respectively. The effective tax rate differs from the statutory rate of 21% as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

For the three months ended June 30, 2019, the Company recorded an income tax provision of $163,490 from continuing operations. The Company recorded an income tax provision for state and local taxes and reversed the income tax benefit recorded during the three months ended March 31, 2019 as the intra-period allocation guidance no longer applied as the Company reported income from both continuing and discontinued operations. For the six-months ended June 30, 2019, the Company recorded an income tax provision of $4,500. The effective tax rate for the three and six months ended June 30, 2019 was 36.5% and 1.21%, respectively.

10.	Stockholders’ Equity

The Paltalk, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 121,930 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The Paltalk, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of June 30, 2020, there were 768,217 shares available for future issuance under the 2016 Plan.

Treasury Shares

On April 29, 2019, the Company implemented a stock repurchase plan to repurchase up to $500,000 of its common stock for cash. The repurchase plan expired on April 29, 2020. The Company had purchased 9,950 shares of its common stock under the repurchase plan as of April 29, 2020 and has classified them as treasury shares.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the six months ended June 30, 2020:

Expected volatility	188.0%
Expected life of option (in years)	5.3
Risk free interest rate	0.59%
Expected dividend yield	0.0%

PALTALK, INC.
(F/K/A PEERSTREAM, INC.)
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

The following table summarizes stock option activity during the six months ended June 30, 2020:

		Weighted
	Number of	Average Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2020	1,021,243	$4.82
Granted	24,000	0.80
Forfeited or canceled, during the period	(268,914)	3.65
Expired, during the period	(68,511)	3.52
Outstanding at June 30, 2020	707,818	$5.25
Exercisable at June 30, 2020	522,154	$6.11

At June 30, 2020, there was $233,968 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.5 years.

On June 30, 2020, the aggregate intrinsic value of stock options that were outstanding and exercisable was $7,200 and $3,600, respectively. On June 30, 2019, the aggregate intrinsic value of stock options that were outstanding and exercisable was $154,514 and $99,340, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the six months ended June 30, 2020, the Company granted options to members of the Board of Directors to purchase an aggregate 24,000 shares of common stock at an exercise price of $0.80 per share. The options vest in four equal quarterly installments on the last day of each calendar quarter in 2020 and have a term of ten years.

The aggregate fair value for the options granted during the six months ended June 30, 2020 and 2019 was $18,664 and $337,598, respectively.

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of revenue	$378	$363	$751	$724
Sales and marketing expense	20	45	40	90
Product development expense	3,839	10,065	11,220	99,809
General and administrative expense	52,946	247,814	134,378	424,815
Total stock compensation expense	$57,183	$258,287	$146,389	$525,438

11.	Net Income Per Share

Basic net income per share of common stock is computed based upon the number of weighted average shares of common stock outstanding as defined by ASC Topic 260, Earnings Per Share. Diluted net income per share of common stock includes the dilutive effects of stock options and stock equivalents. To the extent stock options are antidilutive, they are excluded from the calculation of diluted net income per share of common stock. For the three and six months ended June 30, 2020, 707,818 of shares upon the exercise of outstanding stock options were not included in the computation of diluted net income per share for continuing operations because their inclusion would be antidilutive. For the three and six months ended June 30, 2019, 1,045,468 and 1,056,808 shares upon the exercise of outstanding stock options, respectively, and 79,286 shares of unvested restricted stock were not included in the computation of diluted net income per share for continuing operations because their inclusion would be antidilutive.

PALTALK, INC.
(F/K/A PEERSTREAM, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the net income per share calculation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income from continuing operations – basic and diluted	$531,541	$284,394	$93,157	$368,109
Weighted average shares outstanding – basic	6,869,027	6,874,679	6,871,299	6,874,314
Weighted average shares outstanding – diluted	6,869,027	6,886,900	6,871,299	6,875,195
Per share data:
Basic from continuing operations	$0.08	$0.04	$0.01	$0.05
Diluted from continuing operations	$0.08	$0.04	$0.01	$0.05

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income from discontinued operations – basic and diluted	$-	$158,990	$-	$721,890
Weighted average shares outstanding – basic	6,869,027	6,874,679	6,871,299	6,874,314
Weighted average shares outstanding – diluted	6,869,027	6,886,900	6,871,299	6,875,195
Per share data:
Basic from discontinued operations	$-	$0.02	$-	$0.11
Diluted from discontinued operations	$-	$0.02	$-	$0.11

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income - basic and diluted	$531,541	$443,384	$93,157	$1,089,999
Weighted average shares outstanding – basic	6,869,027	6,874,679	6,871,299	6,874,314
Weighted average shares outstanding – diluted	6,869,027	6,886,900	6,871,299	6,875,195
Per share data:
Basic	$0.08	$0.06	$0.01	$0.16
Diluted	$0.08	$0.06	$0.01	$0.16

12.	Leases

On June 7, 2016, the Company entered into a lease agreement with Jericho Executive Center LLC for office space at 30 Jericho Executive Plaza in Jericho, New York which commenced on September 1, 2016 and runs through November 30, 2021. The Company’s monthly office rent payments under the lease are currently approximately $5,900 per month.

On May 1, 2019, the Company entered into a sublease agreement with Telecom Infrastructure Corp. (“Telecom”) for office space located at 122 East 42nd Street in New York, NY, pursuant to which Telecom was required to pay the Company $11,164 per month. The term of the sublease ran until April 26, 2023. On June 18, 2020, the Company entered into an agreement to terminate the sublease for this office space. Pursuant to the terms of the agreement, Telecom vacated the offices on June 30, 2020.

Lease Cancellation

On May 1, 2019, the Company entered into a lease agreement for office space located at 122 East 42nd Street in New York, NY and paid a $133,968 security deposit in the form of a letter of credit. The term of the lease ran until April 26, 2023. The Company’s monthly office rent payments under the lease were approximately $33,492 per month. On June 22, 2020, the Company entered into an agreement to terminate the lease for this office space. Pursuant to the terms of the agreement, the Company vacated the offices on June 30, 2020 and the Company agreed to forfeit its security deposit of $133,968.

PALTALK, INC.

(F/K/A PEERSTREAM, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with ASC 842-20-40-1, the Company accounted for the cancellation of the lease by removing the right-of-use asset and the lease liability, with a profit recognized for the difference. The Company recorded a net gain on the office lease cancellation of $141,001 reflected in the condensed consolidated statements of income.

As of June 30, 2020, the Company had no long-term leases that were classified as a financing lease. As of June 30, 2020, the Company did not have additional operating and financing leases that have not yet commenced.

At June 30, 2020, the Company had operating lease liabilities of approximately $0.1 million and right of use assets of approximately $0.1 million, which are included in the condensed consolidated balance sheet.

Total rent expense for the six months ended June 30, 2020 was $160,700, of which $36,095 was sublease income, and $178,305 for the six months ended June 30, 2019. Rent expense is recorded in general and administrative expense on the condensed consolidated statements of income.

The following table summarizes the Company’s operating leases:

	Six Months Ended
	June 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$76,828	$48,692
Weighted average assumptions:
Remaining lease term	1.4	2.1
Discount rate	3.5%	3.6%

On June 30, 2020, future minimum payments under non-cancelable operating leases were as follows:

For the years ending December 31,	Amount
2020	$45,203
2021	84,370
Total	$129,573
Less: present value adjustment	(33,351)
Present value of minimum lease payments	$96,222

13.	Term debt

On April 13, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the coronavirus pandemic, the Company applied for a $506,500 loan (the “Loan”) under the Small Business Administration (“SBA”) Paycheck Protection Program under the recently enacted CARES Act. On May 3, 2020, the Company entered into a promissory note (the “Note”) in favor of Citibank, N.A., as lender (the “Lender”).

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

The Loan may be partially or fully forgiven if the Company complies with the provisions of the CARES Act, including the use of Loan proceeds for payroll costs, rent, utilities and certain other expenses as defined in the CARES Act. Any forgiveness of the Loan will be subject to approval by the SBA and the Lender.

On June 30, 2020, future principal payments under the Note were as follows:

For the years ending December 31,	Amount
2020	$28,139
2021	337,667
2022	140,694
Total term debt	$506,500
Less: current portion of term debt	(253,250)
Non-current portion of term debt	$253,250

PALTALK, INC.

(F/K/A PEERSTREAM, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Commitments and Contingencies

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

Riot Games, Inc. has filed a total of four inter partes reviews at the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office, two per patent held by Paltalk Holdings, Inc., seeking to have the Paltalk Holdings, Inc. patents declared invalid. On May 14, 2019, the PTAB rejected the validity of the patents. On September 27, 2019, the Company filed an appeal of the PTAB’s ruling, and on June 16, 2020, the PTAB affirmed its ruling, therefore deeming the patents invalid. At this time, the Company is evaluating its options regarding filing an appeal.

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of June 30, 2020.

15.	Sale of Secured Communications Assets

As previously announced, on February 24, 2020, the Company entered into an Asset Purchase Agreement, which was subsequently amended and restated on May 29, 2020 (the “Amended and Restated Agreement”) with SecureCo, LLC (the “Buyer”), pursuant to which the Company agreed to sell substantially all of the assets related to its secure communications business (the “Secured Communications Assets”) to the Buyer (the “Asset Sale”). The Secured Communications Assets include communication solutions and operations capabilities for secure messaging and data applications, and software and middleware for enterprise and government client targets.

On July 23, 2020, the Company completed the Asset Sale for a cash purchase price of $250,000, $150,000 of which was paid at closing and $100,000 of which is payable in four equal installments over the next fifteen months. The Amended and Restated Agreement also provides for a revenue sharing arrangement, pursuant to which the Company is entitled to receive quarterly royalty payments ranging from 5% to 10% of certain revenues received by the Buyer, with the aggregate amount of such royalty payments not to exceed $500,000.

16.	Subsequent Events

COVID-19

In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, and has since reached multiple other countries, including the United States, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in affected countries. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus has had and could continue to have an adverse effect on the global markets and its economy, including on the availability and pricing of employees and resources, and other aspects of the global economy. Although we cannot predict the impact that the recent outbreak of coronavirus will have on our business or results of operations in 2020, to date, our core multimedia social applications have been able to support the increased demand we have experienced. As more fully described in Note 13 above, to help ensure adequate liquidity in light of the uncertainties posed by the coronavirus pandemic, the Company did receive a $506,500 Note under the SBA Paycheck Protection Program under the recently enacted CARES ACT. There can be no assurance that the amounts will be forgiven until the Lender makes its final determination.

Paltalk continues to serve as a form of safe and entertaining communication during this global pandemic and in order to help those affected in hardest hit countries will continue to offer some of its group video conferencing services free of charge.

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no other events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2020 and 2019, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2020 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2019, all amounts herein are unaudited.

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

Recent Developments

Name Change

Effective May 15, 2020, we changed our name from “PeerStream, Inc.” to “Paltalk, Inc.” In connection with the name change, we also changed our trading symbol on the OTCQB Marketplace from “PEER” to “PALT.” This name change takes us back to our roots and reflects our primary focus on our current operations, Paltalk and Camfrog, which together are host to one of the world’s largest collections of video-based communities.

COVID-19

In December 2019, a strain of coronavirus, was reported to have surfaced in Wuhan, China, and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in affected countries. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus has had and could continue to have an adverse effect on the global markets and its economy, including on the availability and pricing of employees and resources, and other aspects of the global economy. Although we cannot predict the impact that the recent outbreak of coronavirus will have on our business or results of operations in 2020, to date, our core multimedia social applications have been able to support the increased demand we have experienced. On April 13, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the coronavirus pandemic, we applied for a $506,500 loan (the “Loan”) under the Small Business Administration (“SBA”) Paycheck Protection Program under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”)., and on May 3, 2020, we entered into a promissory note (the “Note”) in favor of Citibank, N.A., as lender (the “Lender”). While management believes that at least some portion of the Note will be forgiven pursuant to its terms, there can be no assurance that any amount will be forgiven until the SBA and the Lender make their final determination.

Paltalk continues to serve as a form of safe and entertaining communication during this global pandemic and in order to help those affected in hardest hit countries will continue to offer some of our group video conferencing services free of charge.

Sale of Secured Communications Assets

As previously announced, on February 24, 2020, we entered into an Asset Purchase Agreement, which was subsequently amended and restated on May 29, 2020 (the “Amended and Restated Agreement”) with SecureCo, LLC (the “Buyer”), pursuant to which we agreed to sell substantially all of the assets related to its secure communications business (the “Secured Communications Assets”) to the Buyer (the “Asset Sale”). The Secured Communications Assets include communication solutions and operations capabilities for secure messaging and data applications, and software and middleware for enterprise and government client targets.

On July 23, 2020, we completed the Asset Sale for a cash purchase price of $250,000, $150,000 of which was paid at closing and $100,000 of which is payable in four equal installments over the next fifteen months. The Amended and Restated Agreement also provides for a revenue sharing arrangement, pursuant to which we are entitled to receive quarterly royalty payments ranging from 5% to 10% of certain revenues received by the Buyer, with the aggregate amount of such royalty payments not to exceed $500,000. We do not expect to continue to pursue secure communications products or technology implementation services as part of our overall business strategy.

Operational Highlights and Objectives

During the three and six months ended June 30, 2020, we executed key components of our objectives:

●	reported net income for the three and six months ended June 30, 2020 of $0.5 million and $0.1 respectively, compared to net income of $0.4 million and $1.1 million for the three and six months ended June 30, 2019 by growing subscription revenue compared to the same period last year and by executing on our streamlined operating plan, which eliminated costs associated with our secure communications business headcount;

●	achieved positive net cash flow, an improvement of $2.9 million when compared to the six months ended June 30, 2019, and positive cash flow from operations, an improvement of $3.8 million when compared to the six months ended June 30, 2019;

●	increased active subscribers by 4.2% as compared to December 31, 2019, along with an increase in active subscribers of 2.0% compared to June 30, 2019;

●	decreased our operating expenses through a streamlined plan of operations by $3.5 million, or 37.1%, compared to the six months ended June 30, 2019;

●	in connection with the commercial launch of YouNow’s Props platform on our Camfrog application, which enabled us to distribute Props tokens to our end users for anticipated loyalty and retention benefits, the Company received 7.0 million Props tokens in May 2020 (3.0 million of which were received upon signing the agreement and 4.0 million of which were received upon the launch of YouNow’s Props tokens on Camfrog); and

●	completed the sale of our secure communications business for an aggregate purchase price of $250 thousand, which provides for future revenue share potential of up to an additional $0.5 million, allowing the Company to participate in the upside of that business without losing focus on its core application business.

For the near term, our business objectives include:

●	implementing several enhancements to our live video chat applications, including the integration of Props token rewards and other features focused on new user acquisition, retention and monetization, which collectively are intended to increase usage and revenue opportunities;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other entities that are synergistic to our businesses;

●	continuing to develop our consumer application platform strategy by seeking potential partnerships with large third-party communities to whom we could promote a co-branded version of our video chat products and potentially share in the incremental revenues generated by these partner communities; and

●	continuing to defend our intellectual property.

Sources of Revenue

Our main sources of revenue are subscription, advertising and other fees generated from users of our core video chat products. We expect that the majority of our revenue will be generated from our core video chat products. We also generate technology service revenue under licensing and service agreements that we negotiate with third parties which includes development, integration, engineering, licensing or other services that we provide.

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

Technology Service Revenue

Technology service revenue is generated under licensing, service and partnership agreements that we negotiate with third parties which includes development, integration, engineering, licensing or other services that we provide.

During 2019 and the first quarter of 2020, we received technology service revenue in connection with our technology services agreement (the “ProximaX Agreement”) with ProximaX Limited (“ProximaX”). Effective June 24, 2019, we entered into a termination agreement with ProximaX (the “Termination Agreement”), pursuant to which ProximaX was required to make certain payments to us on a monthly basis through the remainder of 2019. Since there is no assurance of collectability on the payments due under the Termination Agreement, revenue is being recognized as the payments are received. As described above, we recently sold our Secured Communications Assets. We do not anticipate generating any material technology service revenue in the future or continuing to pursue secure communications software solutions as part of our business strategy.

During the second quarter of 2020, the Company also recorded technology services revenue in connection with its agreement to serve as a launch partner with YouNow Inc. (“YouNow”) and to integrate YouNow’s props infrastructure (the “Props platform”) into its Camfrog and Paltalk applications (the “YouNow Agreement”). Pursuant to the terms of the YouNow Agreement, YouNow agreed to pay the Company, in exchange for the Company’s services, an aggregate of 10.5 million cryptographic props tokens (“Props tokens”) upon the achievement of certain milestones as follows: (i) 3.0 million Props tokens upon execution of the YouNow Agreement, (ii) 4.0 million Props tokens upon the integration of the Props platform in the Company’s Camfrog application and (iii) 3.5 million Props tokens due upon the integration of the Props platform in the Paltalk application. The upfront fee is recognized as revenue under the output method based on the direct measurements of the value of services transferred to date to the customer, relative to the remaining services under the YouNow Agreement. The milestones fees are recognized as revenue on the completion dates of integration services performed.

We expect that business development partnerships are likely to contain pricing and other custom terms based on the needs of the client, which may include compensation in the form of cash or cryptocurrency tokens or a mix of cash and cryptocurrency tokens.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Active subscribers (as of period end)	108,200	106,100	108,200	106,100
Subscription bookings	$3,415,548	$3,037,802	$6,000,812	$6,063,051
Net cash provided by (used in) operating activities	$405,903	$(586,966)	$422,795	$(3,373,991)
Net income	$531,541	$443,384	$93,157	$1,089,999
Adjusted EBITDA	$593,793	$1,019,611	$472,341	$1,519,601
Adjusted EBITDA as percentage of total revenues	17.6%	20.9%	7.7%	15.6%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net income adjusted to exclude net loss from discontinued operations, interest expense (income), net, other expense (income), gain on the sale of dating applications, income tax expense from continuing operations, income tax benefit from discontinued operations, gain on office lease termination, depreciation and amortization expense and stock-based compensation expense.

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect cash capital expenditures for assets underlying depreciation and amortization expense that may need to be replaced or for new capital expenditures;

●	Adjusted EBITDA does not reflect our working capital requirements;

●	Adjusted EBITDA does not consider the potentially dilutive impact of stock-based compensation;

●	Adjusted EBITDA does not consider the gain from the office lease cancellation;

●	Adjusted EBITDA does not reflect the gain on the sale of our dating applications or our loss or income tax expense from discontinued operations; and

●	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Limitations of Adjusted EBITDA

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. The following table presents a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Reconciliation of Net income to Adjusted EBITDA:
Net income	$531,541	$443,384	$93,157	$1,089,999
Interest expense (income), net	1,210	(24,837)	(10,977)	(54,794)
Other expense (income), net	(4,589)	-	79,880	-
Net loss from discontinued operations	-	-	-	104,880
Gain on sale of dating applications	-	-	-	(826,770)
Income tax benefit from discontinued operations	-	(158,990)	-	-
Income tax expense from continuing operations	2,500	163,490	5,000	4,500
Gain on office lease termination	(141,001)	-	(141,001)	-
Depreciation and amortization expense	146,949	152,903	299,893	305,600
Stock-based compensation expense	57,183	443,661	146,389	896,186
Adjusted EBITDA	$593,793	$1,019,611	$472,341	$1,519,601

Results of Operations

In January 2019, we sold substantially all of the assets related to our dating service business under the domain names FirstMet, 50more and The Grade, which we collectively refer to as the dating services business. As a result, during the first quarter of 2019, we began to separately report the results of the dating services business as a discontinued operation in our condensed consolidated statements of income and present the related assets and liabilities as held for sale in our condensed consolidated balance sheets. These changes have been applied for all periods presented. Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from our continuing operations. Refer to Note 3 of the notes to our condensed consolidated financial statements for additional information on discontinued operations.

The following table sets forth condensed consolidated statements of income data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	20.3%	18.3%	21.4%	18.9%
Sales and marketing expense	6.5%	4.7%	6.8%	6.2%
Product development expense	37.2%	35.1%	41.1%	35.7%
General and administrative expense	20.3%	33.1%	28.0%	35.8%
Total costs and expenses	84.3%	91.3%	97.3%	96.7%
Income from continuing operations	15.7%	8.7%	2.7%	3.3%
Other income (expense), net	0.1%	-%	(1.3)%	-%
Interest income (expense), net	(0.0)%	0.5%	0.2%	0.6%
Income from continuing operations before provision for income taxes	15.8%	9.2%	1.6%	3.9%
Income tax expense	(0.1)%	(3.4)%	(0.1)%	(0.0)%
Net income from continuing operations	15.7%	5.8%	1.5%	3.9%
Gain on sale from discontinued operations	-%	-%	-%	8.5%
Loss from discontinued operations	-%	-%	-%	(1.1)%
Income tax benefit on discontinued operations	-%	3.3%	-%	-%
Net income from discontinued operations	-%	3.3%	-%	-%
Net income	15.7%	9.1%	1.5%	11.3%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenue

Total revenues decreased to $3,380,475 for the three months ended June 30, 2020 from $4,872,874 for the three months ended June 30, 2019. The decrease was mainly driven by the termination of the ProximaX Agreement, offset by technology service revenue of $112,000 generated by the YouNow Agreement, along with a decrease of $53,013 in advertising revenue across all products, offset by an increase of $160,719 in subscription revenue supported by a 2.0% increase in active subscribers.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenues for the three months ended June 30, 2020 and 2019, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	June 30,		Increase	Increase	June 30,
	2020	2019	(Decrease)	(Decrease)	2020	2019
Subscription revenue	$3,210,619	$3,049,900	$160,719	5.3%	95.0%	62.6%
Advertising revenue	57,856	110,869	(53,013)	(47.8)%	1.7%	2.3%
Technology service revenue	112,000	1,712,105	(1,600,105)	(93.5)%	3.3%	35.1%
Total revenues	$3,380,475	$4,872,874	$(1,492,399)	(30.6)%	100.0%	100.0%

Subscription Revenue – Our subscription revenue for the three months ended June 30, 2020 increased by $160,719, or 5.3%, as compared to the three months ended June 30, 2019. The increase in subscription revenue was mainly driven by increased subscriptions across all products, corresponding to an increase in active subscribers of approximately 2.0%.

Advertising Revenue – Our advertising revenue for the three months ended June 30, 2020 decreased by $53,013, or 47.8%, as compared to the three months ended June 30, 2019. The decrease in advertising revenue was primarily due to a decline in the volume of advertising impressions related to changes in third party advertising partners.

Technology Service Revenue – Our technology service revenue decreased by $1,600,105, or 93.5%, as compared to the three months ended June 30, 2019. The decrease in technology service revenue was mainly driven by the termination of the ProximaX Agreement, offset by technology service revenue of $112,000 generated by the YouNow Agreement.

Costs and Expenses

Total costs and expenses for the three months ended June 30, 2020 reflect a decrease of $1,600,014, or 36.0%, as compared to the three months ended June 30, 2019. The following table presents our costs and expenses for the three months ended June 30, 2020 and 2019, the decrease between those periods, the percentage decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	June 30,		$	%	June 30,
	2020	2019	Decrease	Decrease	2020	2019
Cost of revenue	$685,430	$892,470	$(207,040)	(23.2)%	19.6%	18.3%
Sales and marketing expense	221,416	230,996	(9,580)	(4.1)%	6.3%	4.7%
Product development expense	1,255,884	1,711,974	(456,090)	(26.6)%	36.0%	35.1%
General and administrative expense	687,083	1,614,387	(927,304)	(57.4)%	19.7%	33.1%
Total costs and expenses	$2,849,813	$4,449,827	$(1,600,014)	(36.0)%	81.6%	91.3%

Cost of revenue – Our cost of revenue for the three months ended June 30, 2020 decreased by $207,040, or 23.2%, as compared to the three months ended June 30, 2019. The decrease for the three months ended June 30, 2020 was primarily driven by a decrease of approximately $163,400 in expenses related to the terminated ProximaX Agreement. Additionally, there was a decrease from fraud, hosting and content delivery services reductions for the three months ended June 30, 2020.

Sales and marketing expense – Our sales and marketing expense for the three months ended June 30, 2020 decreased by $9,580, or 4.1%, as compared to the three months ended June 30, 2019. The decrease in sales and marketing expense for the three months ended June 30, 2020 was primarily due to a decrease in overall marketing expenditures across all products.

Product development expense – Our product development expense for the three months ended June 30, 2020 decreased by $456,090, or 26.6%, as compared to the three months ended June 30, 2019. The decrease was primarily due to a decrease of approximately $408,500 resulting from reduced headcount in the product and engineering teams.

General and administrative expense – Our general and administrative expense for the three months ended June 30, 2020 decreased by $927,304, or 57.4%, as compared to the three months ended June 30, 2019. The decrease in general and administrative expense for the three months ended June 30, 2020 was primarily due to headcount reductions resulting in approximately $529,300 of reduced salary and related expenses. In addition, the decrease was in part due to reduced legal fees of approximately $87,512 and a gain of approximately $141,000 resulting from an office lease termination.

Non-Operating Income

The following table presents the components of non-operating income for the three months ended June 30, 2020 and the three months ended June 30, 2019, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	June 30,		Increase	Increase	June 30,
	2020	2019	(Decrease)	(Decrease)	2020	2019
Interest income (expense), net	$(1,210)	$24,837	$(26,047)	(104.9)%	(0.0)%	0.5%
Other income	4,589	-	4,589	100.0%	0.1%	-%
Income from discontinued operations	-	158,990	(158,990)	(100.0)%	-%	3.3%
Total non-operating income	$3,379	$183,827	$(180,448)	(98.2)%	0.1%	3.8%

Non-operating income for the three months ended June 30, 2020 was $3,379, a net decrease of $180,448, as compared to non-operating income of $183,827 for the three months ended June 30, 2019. The decrease in non-operating income was driven by the loss of income from the dating services business that we sold in January 2019.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the three months ended June 30, 2020, the Company recorded an income tax provision from continuing operations of $2,500 consisting primarily of state and local taxes. For the three months ended June 30, 2019, the Company recorded an income tax provision from continuing operations of $163,490. The Company recorded an income tax provision for state and local taxes and reversed the income tax benefit recorded during the three months ended March 31, 2019 as the intra-period allocation guidance no longer applied as the Company reported income from both continuing and discontinued operations.

As of June 30, 2020, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenue

Revenue decreased to $6,101,217 for the six months ended June 30, 2020 from $9,746,049 for the six months ended June 30, 2019. The decrease was driven by a decline of $3,333,483 in technology service revenue as a result of the termination of the ProximaX Agreement, offset by $112,000 of revenue generated from the YouNow Agreement, a decline in subscription revenue of $193,513 primarily as a result of lower virtual goods transaction volume, as well as a decrease of $117,836 in advertising revenue across all products.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenues for the six months ended June 30, 2020 and the six months ended June 30, 2019, the decrease between those periods, the percentage decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Six Months Ended				Six Months Ended
	June 30,		$	%	June 30,
	2020	2019	Decrease	Decrease	2020	2019
Subscription revenue	$5,860,742	$6,054,255	$(193,513)	(3.2)%	96.0%	62.1%
Advertising revenue	113,523	231,359	(117,836)	(50.9)%	1.9%	2.4%
Technology service revenue	126,952	3,460,435	(3,333,483)	(96.3)%	2.1%	35.5%
Total revenues	$6,101,217	$9,746,049	$(3,644,832)	(37.4)%	100.0%	100.0%

Subscription Revenue – Our subscription revenue for the six months ended June 30, 2020 decreased by $193,513, or 3.2%, as compared to the six months ended June 30, 2019. The decrease in subscription revenue was mainly driven by lower virtual gift transaction volume for both Paltalk and Camfrog products, corresponding to lower monthly active usage as compared to the six months ended June 30, 2019.

Advertising Revenue – Our advertising revenue for the six months ended June 30, 2020 decreased by $117,836, or 50.9%, as compared to the six months ended June 30, 2019. The decrease in advertising revenue primarily resulted from a decrease in the marketing budget. We also believe a significant portion of the decrease was related to challenges in the digital advertising industry due to a greater emphasis on fraud control, resulting in lower demand and pricing.

Technology Service Revenue – Our technology service revenue decreased by $3,333,483, or 96.3%, as compared to the six months ended June 30, 2019. The decrease in technology service revenue was mainly driven by the termination of the ProximaX Agreement, offset by technology service revenue of $112,000 generated by the YouNow Agreement.

Costs and Expenses

Total costs and expenses for the six months ended June 30, 2020 reflect a decrease in costs and expenses of $3,494,077, or 37.1%, as compared to the six months ended June 30, 2019. The following table presents our costs and expenses for the six months ended June 30, 2020 and 2019, the decrease between those periods, the percentage decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Six Months Ended				Six Months Ended
	June 30,		$	%	June 30,
	2020	2019	Decrease	Decrease	2020	2019
Cost of revenue	$1,308,154	$1,844,689	$(536,535)	(29.1)%	21.1%	18.9%
Sales and marketing expense	413,086	608,147	(195,061)	(32.1)%	6.6%	6.2%
Product development expense	2,506,580	3,483,539	(976,959)	(28.0)%	40.3%	35.7%
General and administrative expense	1,706,337	3,491,859	(1,785,522)	(51.1)%	27.5%	35.8%
Total costs and expenses	$5,934,157	$9,428,234	$(3,494,077)	(37.1)%	95.5%	96.7%

Cost of revenue - Our cost of revenue for the six months ended June 30, 2020 decreased by $536,535, or 29.1%, as compared to the six months ended June 30, 2019. The decrease for the six months ended June 30, 2020 was primarily driven by a decrease of approximately $354,700 in expenses related to the terminated ProximaX Agreement. Additionally, there was a decrease in expenses resulting from the reduction of fraud, hosting and content delivery services in the six months ended June 30, 2020.

Sales and marketing expense - Our sales and marketing expense for the six months ended June 30, 2020 decreased by $195,061, or 32.1%, as compared to the six months ended June 30, 2019. The decrease in sales and marketing expense for the six months ended June 30, 2020 was primarily due to a decrease in marketing expenditures of approximately $172,100 related to our video applications.

Product development expense - Our product development expense for the six months ended June 30, 2020 decreased by $976,959, or 28.0%, as compared to the six months ended June 30, 2019. The decrease was primarily due to a decrease in compensation resulting from reduced headcount in the product and engineering teams.

General and administrative expense - Our general and administrative expense for the six months ended June 30, 2020 decreased by $1,785,522, or 51.1%, as compared to the six months ended June 30, 2019. The decrease in general and administrative expense was primarily due to headcount reductions resulting in approximately $1,007,900 of reduced salary and related expenses. In addition, the decrease was in part due to reduced legal fees of approximately $203,500 and a gain of approximately $141,000 resulting from an office lease termination.

Non-Operating Income (Loss)

The following table presents the components of non-operating income (loss) for the six months ended June 30, 2020 and the six months ended June 30, 2019, the decrease between those periods, the percentage decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Six Months Ended				Six Months Ended
	June 30,		$	%	June 30,
	2020	2019	Decrease	Decrease	2020	2019
Interest income, net	$10,977	$54,794	$(43,817)	(80.0)%	0.2%	0.6%
Other expense, net	(79,880)	-	(79,880)	(100.0)%	(1.3)%	-%
Income from discontinued operations	-	721,890	(721,890)	(100.0)%	-%	7.4%
Total non-operating income (loss)	$(68,903)	$776,684	$(845,587)	(109.6)%	(1.1)%	8.0%

Non-operating income for the six months ended June 30, 2020 decreased by $845,587, or 109.6%, as compared to the six months ended June 30, 2019, primarily due to the sale of the assets related to our dating services business. In addition, other expenses increased by $79,880 primarily due to a $23,838 realized loss from the sale of digital tokens and a $56,042 current asset write-off.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the six months ended June 30, 2020, the Company recorded an income tax provision from continuing operations of $5,000 consisting primarily of state and local taxes. For the six-months ended June 30, 2019, the Company recorded an income tax provision of $4,500. The Company recorded an income tax provision for state and local taxes and reversed the income tax benefit recorded during the three months ended March 31, 2019 as the intra-period allocation guidance no longer applied as the Company reported income from both continuing and discontinued operations.

As of June 30, 2020, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2020	2019
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$422,795	$(3,373,991)
Net cash provided by investing activities	31,356	1,460,603
Net cash provided by financing activities	497,656	-
Net increase (decrease) in cash and cash equivalents	$951,807	$(1,913,388)

Currently, our primary source of liquidity is cash on hand and cash flows from continuing operations, and we believe that our cash balance and our expected cash flow from operations will be sufficient to meet all of our financial obligations for the twelve months from the date of this report. As of June 30, 2020, we had $4,378,865 of cash and cash equivalents.

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

On April 13, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the coronavirus pandemic, we applied for the Loan, and on May 3, 2020, we entered into the Note in favor of the Lender in the amount of approximately $0.5 million.

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

The Loan may be partially or fully forgiven if we comply with the provisions of the CARES Act, including the use of Loan proceeds for payroll costs, rent, utilities and certain other expenses as defined in the CARES Act. Any forgiveness of the Loan will be subject to approval by the SBA and the Lender.

We also recently completed the sale of the Secured Communications Assets for a cash purchase price of $250,000, $150,000 of which was paid at closing and $100,000 of which is payable in four equal installments over the next fifteen months. The Amended and Restated Agreement also provides for a revenue sharing arrangement, pursuant to which we are entitled to receive quarterly royalty payments ranging from 5% to 10% of certain revenues received by the Buyer, with the aggregate amount of such royalty payments not to exceed $500,000.

In the future, it is possible that we will need additional capital to fund our operations, particularly growth initiatives, which we expect we would raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. We may also attempt to raise capital through dispositions of our assets, such as our sale of the dating services business in January 2019 and the sale of the Secured Communications Assets in July 2020.

Operating Activities

Net cash provided by operating activities was $422,795 for the six months ended June 30, 2020, as compared to net cash used in operating activities of $3,373,991 for the six months ended June 30, 2019. The increase in net cash provided by operating activities of $3,796,786 was as a direct result of our streamlined plan of operations to reduce expenses. Operating expenses were reduced by $3.6 million, or 37.7%, compared to the six months ended June 30, 2019.

Investing Activities

Net cash provided by investing activities was $31,356 for the six months ended June 30, 2020, as compared to net cash provided by investing activities of $1,460,603 for the six months ended June 30, 2019. The decrease in net cash provided by investing activities for the six months ended June 30, 2020 was primarily due to the absence of proceeds from the sale of the dating services business offset by the proceeds received from the sale of digital tokens.

Financing Activities

There was net cash of $497,656 provided by financing activities for the six months ended June 30, 2020 as compared to no net cash used in financing activities for the six months ended June 30, 2019. The increase in net cash provided by financing activities for the six months ended June 30, 2020 was primarily from the Note proceeds received in order to help ensure adequate liquidity in light of the uncertainties posed by the coronavirus pandemic. This increase was offset by the repurchase of common stock pursuant to our repurchase plan.

Contractual Obligations and Commitments

On April 13, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the coronavirus pandemic, we applied for the Loan, and on May 3, 2020, we entered into the Note in favor of the Lender in the amount of approximately $0.5 million.

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

The Loan may be partially or fully forgiven if we comply with the provisions of the CARES Act, including the use of Loan proceeds for payroll costs, rent, utilities and certain other expenses as defined in the CARES Act. Any forgiveness of the Loan will be subject to approval by the SBA and the Lender.

On May 1, 2019, the Company entered into a lease agreement for office space located at 122 East 42nd Street in New York, NY and paid a $133,968 security deposit in the form of a letter of credit. The term of the lease ran until April 26, 2023. The Company’s monthly office rent payments under the lease were approximately $33,492 per month. On June 22, 2020, the Company entered into an agreement to terminate the lease for this office space. Pursuant to the terms of the agreement, the Company vacated the offices on June 30, 2020 and the Company agreed to forfeit its security deposit of $133,968.

On May 1, 2019, the Company entered into a sublease agreement with Telecom Infrastructure Corp. (“Telecom”) for office space located at 122 East 42nd Street in New York, NY, pursuant to which Telecom was required to pay the Company $11,164 per month. The term of the sublease ran until April 26, 2023. On June 18, 2020, the Company entered into an agreement to terminate the sublease for this office space. Pursuant to the terms of the agreement, Telecom vacated the offices on June 30, 2020.

There have been no other material changes to our contractual obligations and commitments disclosed in the contractual obligations and commitments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements.

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

Based on the evaluation as of June 30, 2020, for the reasons set forth below, our management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of June 30, 2020, the Company determined that the following item constituted a material weakness:

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

On November 2, 2017, Riot Games, Inc. filed a total of four petitions for inter partes review with the United States Patent and Trademark Office, two per patent held by Paltalk Holdings, Inc., seeking to have the Paltalk Holdings, Inc. patents declared invalid. On May 15, 2018, inter partes review was instituted, and on February 13, 2019, the Patent Trial and Appeal Board (the “PTAB”) held a hearing on the matter. On May 14, 2019 the PTAB rejected the validity of the patents. On September 27, 2019, the Company filed an appeal of the PTAB’s ruling, and on June 16, 2020, the PTAB affirmed its ruling, therefore deeming the patents invalid. At this time, the Company is evaluating its options regarding filing an appeal.

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

In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, and has reached multiple other countries, including the United States, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in the United States and other affected countries. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus have had and could continue to have an adverse effect on the global markets and its economy, including on the availability and pricing of employees and resources, and other aspects of the global economy. Therefore, the coronavirus could disrupt and cause delays in our software, disrupt the marketplace in which we operate, slow down the overall economy, curtail consumer spending, make it hard to adequately staff our operations or enter into agreements with independent contractors and have a material adverse effect on our operations. In addition, disruptions in the operations of the third parties with whom we do business have caused and could in the future cause such third parties to fail to perform under their respective contracts or commitments with us. For instance, we were party to a sublease agreement with Telecom for office space located at 122 East 42nd Street in New York, NY, pursuant to which Telecom was required to pay us $11,164 per month. Due to the coronavirus outbreak, Telecom was unable to make its monthly payments under the sublease agreement, and as a result, on June 18, 2020, we entered into an agreement with Telecom to terminate the sublease agreement. Under the terms of the agreement, Telecom vacated the offices on June 30, 2020.

The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended June 30, 2020 that were not previously reported on a Current Report on Form 8-K.

Issuer Repurchases of Common Stock

The following table details our repurchases of common stock during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2020 – April 29, 2020	1,450	$1.11	—	$0.49
Total	1,450	$1.11	—	0.49

(1)	On April 29, 2019, we implemented a repurchase plan to repurchase up to $500 thousand of our common stock for cash. The repurchase plan expired on April 29, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
2.1#	Asset Purchase Agreement, by and between Paltalk, Inc. and The Dating Company, LLC, dated as of January 31, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on February 4, 2019 by the Company with the SEC).
2.2#*	Amended and Restated Asset Purchase Agreement, dated as of May 29, 2020, by and between Paltalk, Inc. and SecureCo, LLC.
3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.2	Certificate of Amendment of Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 14, 2016 by the Company with the SEC).
3.4	Certificate of Amendment to Certificate of Incorporation, dated May 19, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).
3.5	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2019 (incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed on March 28, 2019 by the Company with the SEC).
3.6	Certificate of Amendment to Certificate of Incorporation, effective March 12, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 13, 2019 by the Company with the SEC).
3.7	Certificate of Amendment to Certificate of Incorporation, dated May 25, 2019 (incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2019 by the company with the SEC).
3.8	Certificate of Amendment to the Certificate of Incorporation, effective May 15, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on May 15, 2020 by the Company with the SEC).
3.9	Amended and Restated By-Laws of Paltalk, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-52176) of the Company filed April 25, 2012 by the Company with the SEC).
3.10	Amendment No. 1 to the Amended and Restated By-Laws of Paltalk, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed September 8, 2017 by the Company with the SEC).
3.11	Amendment No. 2 to the Amended and Restated By-Laws of Paltalk, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on March 13, 2018 by the Company with the SEC).
3.12	Amendment No. 3 to the Amended and Restated By-Laws of Paltalk, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 25, 2020 by the Company with the SEC).
3.13	Amendment No. 4 to the Amended and Restated By-Laws of Paltalk, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on May 15, 2020 by the Company with the SEC).
4.1	Specimen Stock Certificate of Paltalk, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-226003) of the Company filed on November 27, 2018 by the Company with the SEC).
10.1	Paycheck Protection Program Loan Note, by and between the Company and Citibank, N.A., dated as of May 3, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed on May 7, 2020 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Paltalk, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Paltalk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paltalk, Inc.

Date: August 6, 2020	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer)

Paltalk, Inc.

Date: August 6, 2020	By:	/s/ Kara Jenny
Kara Jenny
Chief Financial Officer
(Principal Financial and Accounting Officer)