Form 10-Q
period 2020-09-30
PALTALK, INC.
filed 2020-11-05
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2020
Common Stock, par value $0.001 per share	6,906,454*

* Excludes 9,950 shares of common stock that are held as treasury stock by Paltalk, Inc.

PALTALK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	the impact of the recent coronavirus outbreak on our results of operations and our business;

●	our ability to effectively market and generate revenue from our applications;

●	our ability to generate and maintain active subscribers and to effectively monetize our user base;

●	the intense competition in the industries in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	legal and regulatory requirements related to holding and distributing cryptocurrencies and accepting cryptocurrencies as a method of payment for our services;

●	risks related to our holdings of digital tokens, including risks related to the volatility of the trading price of the digital tokens and our ability to convert digital tokens into fiat currency;

●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple Inc., Facebook, Inc. and Alphabet Inc. and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;

●	our ability to obtain additional capital or financing when and if necessary, to execute our business plan, including through offerings of debt or equity or sale of any of our assets;

●	our ability to develop, establish and maintain strong brands;

●	the effects of current and future government regulation, including laws and regulations regarding the use of the internet, privacy, cybersecurity and protection of user data and cryptocurrency technology;

●	our ability to offset fees associated with the distribution platforms that host our applications;

●	our reliance on our executive officers and consultants;

●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;

●	our ability to release new applications or improve upon or add features to existing applications on schedule or at all;

●	our ability to update our applications to respond to rapid technological changes;

●	our ability to protect our intellectual property rights;

●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;

●	the ability of foreign governments to restrict access to our applications or impose new regulations;

●	the reliance of our mobile applications on having a mobile data plan and/or Wi-Fi access to gain internet connectivity;

●	our reliance on third-party investor relations firms to help create awareness of our Company and compliance by such third parties with regulatory requirements related to promotional reports;

●	the effect of security breaches, computer viruses and computer hacking attacks;

●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to effectively integrate companies and properties that we acquire;

●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;

●	the risk that we may face litigation resulting from the transmission of information through our applications;

●	our ability to attract and retain qualified employees and consultants; and

●	our ability to maintain effective internal controls over financial reporting.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALTALK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,062,681	$3,427,058
Accounts receivable, net of allowances and reserves of $4,640 and $23,832 as of September 30, 2020 and December 31, 2019, respectively	40,208	130,686
Digital tokens receivable	210,000	-
Prepaid expense and other current assets	231,670	167,441
Total current assets	5,544,559	3,725,185
Operating lease right-of-use assets	83,518	685,042
Property and equipment, net	370,445	620,059
Goodwill	6,326,250	6,326,250
Intangible assets, net	435,641	627,891
Digital tokens	700	148,229
Other assets	13,937	86,876
Total assets	$12,775,050	$12,219,532

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$776,816	$1,007,851
Accrued expenses and other current liabilities	177,216	434,739
Operating lease liabilities, current portion	68,632	178,479
Term debt, current portion	281,009	-
Deferred subscription revenue	1,976,348	1,829,493
Total current liabilities	3,280,021	3,450,562
Term debt, non-current portion	225,491	-
Operating lease liabilities, non-current portion	14,886	583,075
Total liabilities	3,520,398	4,033,637
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; and 6,916,404 shares issued and 6,906,454 and 6,877,004 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	6,917	6,879
Treasury stock, 9,950 and 1,900 shares, at par as of September 30, 2020 and December 31, 2019, respectively	(10,859)	(2,015)
Additional paid-in capital	21,518,940	21,281,382
Accumulated deficit	(12,260,346)	(13,100,351)
Total stockholders’ equity	9,254,652	8,185,895
Total liabilities and stockholders’ equity	$12,775,050	$12,219,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Subscription revenue	$3,124,999	$2,847,055	$8,985,741	$8,901,310
Advertising revenue	86,256	88,940	199,779	320,299
Technology service revenue	98,000	22,444	224,952	3,482,879
Total revenues	3,309,255	2,958,439	9,410,472	12,704,488
Costs and expenses:
Cost of revenue	632,462	679,540	1,940,616	2,524,229
Sales and marketing expense	204,371	248,332	617,457	856,479
Product development expense	1,223,818	1,694,384	3,730,398	5,177,923
General and administrative expense	704,812	1,423,430	2,411,149	4,915,289
Total costs and expenses	2,765,463	4,045,686	8,699,620	13,473,920
Income (loss) from continuing operations	543,792	(1,087,247)	710,852	(769,432)
Gain from sale of Secured Communications Assets	250,000	-	250,000	-
Other expense, net	(48,285)	-	(128,165)	-
Interest income (expense), net	(1,959)	18,889	9,018	73,683
Impairment loss on digital tokens	-	(503,464)	-	(503,464)
Income (loss) from continuing operations before provision for income taxes	743,548	(1,571,822)	841,705	(1,199,213)
Income tax benefit (expense)	3,300	157,180	(1,700)	152,680
Net income (loss) from continuing operations	746,848	(1,414,642)	840,005	(1,046,533)
Discontinued Operations:
Gain on sale from discontinued operations	-	-	-	826,770
Loss from discontinued operations	-	-	-	(104,880)
Income tax benefit on discontinued operations	-	(159,278)	-	(159,278)
Net income (loss) from discontinued operations	-	(159,278)	-	562,612
Net income (loss)	$746,848	$(1,573,920)	$840,005	$(483,921)

Basic net income (loss) per share of common stock:
Continuing operations	$0.11	$(0.23)	$0.12	$(0.15)
Discontinued operations	-	-	-	0.08
Basic net income (loss) per share of common stock	$0.11	$(0.23)	$0.12	$(0.07)
Diluted net income (loss) per share of common stock:
Continuing operations	$0.11	$(0.23)	$0.12	$(0.15)
Discontinued operations	-	-	-	0.08
Diluted net income (loss) per share of common stock	$0.11	$(0.23)	$0.12	$(0.07)
Weighted average number of shares of common stock used in calculating net income (loss) per share of common stock:
Basic	6,889,334	6,874,679	6,877,355	6,874,437
Diluted	6,895,588	6,874,679	6,879,440	6,893,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

						Retained
					Additional	Earnings	Total
	Common	Stock	Treasury	Stock	Paid-	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit)	Equity
Balance on December 31, 2018	6,868,679	$6,869	-	-	$19,867,259	$(4,720,291)	$15,153,837
Stock-based compensation expense for restricted stock awards and stock options	-	-	-	-	452,525	-	452,525
Issuance of common stock for consulting services	6,000	6	-	-	34,494	-	34,500
Net income	-	-	-	-	-	646,615	646,615
Balance at March 31, 2019	6,874,679	$6,875	-	-	$20,354,278	$(4,073,676)	$16,287,477
Stock-based compensation expense for restricted stock awards and stock options	-	-	-	-	443,661	-	443,661
Net income	-	-	-	-	-	443,384	443,384
Balance at June 30, 2019	6,874,679	$6,875	-	-	$20,797,939	$(3,630,292)	$17,174,522
Stock-based compensation expense for restricted stock awards and stock options	-	-	-	-	337,776	-	337,776
Net income	-	-	-	-	-	(1,573,920)	(1,573,920)
Balance at September 30, 2019	6,874,679	$6,875	-	-	$21,135,715	$(5,204,212)	$15,938,378

Balance at December 31, 2019	6,878,904	$6,879	(1,900)	$(2,015)	$21,281,382	$(13,100,351)	$8,185,895
Stock-based compensation expense	-	-	-	-	89,206	-	89,206
Repurchases of common stock	-	-	(6,600)	(7,240)	-	-	(7,240)
Net loss	-	-	-	-	-	(438,384)	(438,384)
Balance at March 31, 2020	6,878,904	$6,879	(8,500)	$(9,255)	$21,370,588	$(13,538,735)	$7,829,477
Stock-based compensation expense	-	-	-	-	57,183	-	57,183
Repurchases of common stock	-	-	(1,450)	(1,604)	-	-	(1,604)
Net income	-	-	-	-	-	531,541	531,541
Balance at June 30, 2020	6,878,904	$6,879	(9,950)	$(10,859)	$21,427,771	$(13,007,194)	$8,416,597
Stock-based compensation expense	-	-	-	-	47,707	-	47,707
Shares issued for consulting services	37,500	38	-	-	43,462	-	43,500
Net income	-	-	-	-	-	746,848	746,848
Balance at September 30, 2020	6,916,404	$6,917	(9,950)	$(10,859)	$21,518,940	$(12,260,346)	$9,254,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$840,005	$(483,921)
Less: Income from discontinued operations	-	562,612
Income (loss) from continuing operations	$840,005	$(1,046,533)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation of property and equipment	249,614	262,022
Amortization of intangible assets	192,250	192,249
Amortization of operating lease right-of-use assets	89,532	147,385
Gain on lease termination	(141,001)	-
Realized loss from the sale of digital tokens	72,123	-
Write-off of note receivable	56,042	-
Bad debt expense	(28,461)	-
Stock-based compensation	194,096	1,233,962
Common stock issued for consulting services	43,500	34,500
Impairment loss on digital tokens	-	503,464
Changes in operating assets and liabilities:
Credit card holdback receivable	-	83,175
Accounts receivable	118,939	150,929
Digital tokens receivable	(210,000)	-
Operating lease liability	(93,123)	(147,385)
Prepaid expenses and other current assets	(214,229)	(93,881)
Other assets	16,897	30,391
Accounts payable, accrued expenses and other current liabilities	(420,478)	(2,023,437)
Deferred subscription revenue	146,855	(34,892)
Deferred technology service revenue	-	(3,379,435)
Net cash provided by (used in) continuing operating activities	912,561	(4,087,486)
Net cash used in discontinued operating activities	-	(199,245)
Net cash provided by (used in) operating activities	912,561	(4,286,731)
Cash flows from investing activities:
Payment for property and equipment, including website development, net	-	(299,386)
Proceeds from Secured Communications Assets	150,000	-
Proceeds from the sale of digital tokens	75,406	55,978
Net cash provided by (used in) continuing investing activities	225,406	(243,408)
Net cash provided by discontinued investing activities	-	1,600,000
Net cash provided by investing activities	225,406	1,356,592
Cash flows from financing activities:
Borrowings of term debt	506,500
Purchase of treasury stock	(8,844)	-
Net cash provided by financing activities	497,656	-
Net increase (decrease) in cash and cash equivalents	1,635,623	(2,930,139)
Balance of cash and cash equivalents at beginning of period	3,427,058	6,555,376
Balance of cash and cash equivalents at end of period	$5,062,681	$3,625,237

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

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheet, results of operations, cash flows and changes in the stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the nine months ended September 30, 2020 are not necessarily indicative of results for the year ending December 31, 2020, or for any other period.

COVID-19

In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, and has since reached multiple other countries, including the United States, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in affected countries. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus has had and could continue to have an adverse effect on the global markets and its economy, including on the availability and pricing of employees and resources, and other aspects of the global economy. Although the Company cannot predict the impact that the recent outbreak of coronavirus will have on its business or results of operations in future periods, to date, the Company’s core multimedia social applications have been able to support the increased demand the Company has experienced. As more fully described in Note 13 below, to help ensure adequate liquidity in light of the uncertainties posed by the coronavirus pandemic, the Company entered into a promissory note with an aggregate principal amount of $506,500 (the “Note”) in favor of Citibank, N.A., as lender (the “Lender”) under the Small Business Administration (“SBA”) Paycheck Protection Program under the recently enacted Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). There can be no assurance that the amounts payable under the Note will be forgiven until the SBA and Lender make their final determination.

Paltalk continues to serve as a form of safe and entertaining communication during this global pandemic and in order to help those affected in hardest hit countries will continue to offer some of its group video conferencing services free of charge to select countries.

2.	Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Form 10-K.

During the nine months ended September 30, 2020, there were no significant changes made to the Company’s significant accounting policies.

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

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. The Company has not early adopted ASU 2019-12 and is currently evaluating its impact on the Company’s financial position, results of operations, and cash flows.

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

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the nine months ended September 30, 2020 and 2019, subscriptions were offered in durations of one-, three-, six- and twelve- month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets. Deferred revenue at December 31, 2019 was $1,829,493, of which $1,363,241 was subsequently recognized as subscription revenue during the nine months ended September 30, 2020. The ending balance of deferred revenue at September 30, 2020 was $1,976,348.

In addition, the Company offers virtual gifts to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and are under the users’ control. Virtual gift revenue is recognized upon the users’ redemption of virtual gifts at the fixed transaction price and included in subscription revenue in the accompanying condensed consolidated statements of operations. Virtual gift revenue is presented as deferred revenue in the consolidated balance sheets until virtual gifts are redeemed. Virtual gift revenue was $1,288,717 and $3,931,151 for the three and nine months ended September 30, 2020, respectively. Virtual gift revenue was approximately $1,245,041 and $4,144,114 for the three and nine months ended September 30, 2019, respectively. The ending balance of deferred revenue from virtual gifts at September 30, 2020 and 2019 was $276,661 and $0, respectively.

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

Technology Services Revenue

ProximaX Agreement

During 2019 and the first quarter of 2020, technology service revenue consisted of revenue that was recognized under the Company’s technology services agreement (the “ProximaX Agreement”) with ProximaX Limited (“ProximaX”) and was recognized based upon proportional performance using labor hours as the unit of measurement. Pursuant to the terms of the ProximaX Agreement, ProximaX agreed to pay the Company, among other things, up to an aggregate of $10.0 million of cash or certain highly liquid cryptocurrencies in exchange for the Company’s services, $5.0 million of which was paid in May 2018, $2.5 million of which was due upon completion the second development milestone set forth in the ProximaX Agreement and $2.5 million of which was due upon completion of the third development milestone set forth in the ProximaX Agreement.

Effective June 24, 2019, the Company and ProximaX entered into an agreement to terminate the ProximaX Agreement (the “Termination Agreement”) and provide for payment terms for the remaining $2.5 million due under the ProximaX Agreement. The portion of the upfront fee that remained unrecognized as of the termination of the ProximaX Agreement was $1.6 million and was recognized as revenue upon such termination, in addition to the $1.7 million of revenue recognized in the first quarter of 2019. Since there is no assurance of collectability on the remaining payments, revenue is being recognized as the payments under the Termination Agreement are received. For the nine months ended September 30, 2020, the Company recognized approximately $15.0 thousand in revenue in connection with payments received under the Termination Agreement.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

YouNow Agreement

During the second and third quarters of 2020, the Company recorded technology service revenue in connection with its agreement to serve as a launch partner with YouNow, Inc. (“YouNow”) and to integrate YouNow’s props infrastructure (the “Props platform”) into its Camfrog and Paltalk applications (as amended, the “YouNow Agreement”).

Pursuant to the terms of the YouNow Agreement, YouNow agreed to pay the Company, in exchange for the Company’s services, an aggregate of 10.5 million cryptographic props tokens (“Props tokens”) upon the achievement of certain milestones as follows: (i) 3.0 million Props tokens upon execution of the YouNow Agreement, (ii) 4.0 million Props tokens upon the integration of the Props platform in the Company’s Camfrog application and (iii) 3.5 million Props tokens due upon the integration of the Props platform in the Paltalk application. In the determining the value of the contract, the Company converted the Props tokens into U.S. dollars using an independent third-party valuation. As of September 30, 2020, the Props tokens were estimated to have a price equal to $0.02 per token (see Note 7 for additional information on the fair value of the Props tokens). The total contract value to be recognized was estimated to be $210,000, which is recognized on the completion dates of the integration services performed.

The upfront fee is recognized as revenue under the output method based on the direct measurements of the value of services transferred to date to the customer, relative to the remaining services under the contract. During the three and nine months ended September 30, 2020, the Company recognized $28,000 and $60,000, respectively of the upfront fee and $70,000 and $150,000, respectively from the completion of the first and second integration milestones as “technology service revenue” under the condensed consolidated statements of operations and “digital tokens receivable” under the condensed consolidated balance sheets.

Revisions to the Company’s estimates may result in increases or decreases to revenues and income and are reflected in the condensed consolidated financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and can be reasonably estimated. Contract losses are the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of revenues in the Company’s condensed consolidated statements of operations. There were no contract losses for the periods presented.

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

In the first quarter of 2019, management determined that the disposal of the Dating Services Business met the criteria for presentation as discontinued operations. Accordingly, the results of the Dating Services Business are presented as discontinued operations in the Company’s condensed consolidated statements of operations through January 31, 2019, the date of sale, and are excluded from continuing operations for all periods presented. In addition, the assets and liabilities of the Dating Services Business are classified as “held for sale” in the Company’s condensed consolidated balance sheets for all periods presented.

The following tables summarize the major line items included in loss from discontinued operations for the Dating Services Business for the periods presented:

	Nine Months Ended
	September 30,
	2020	2019
Revenues	$-	$440,225
Costs of revenue	-	(115,338)
Sales and marketing expense	-	(270,200)
Product development expense	-	(76,845)
General and administrative expense	-	(82,722)
Loss from discontinued operations	$-	$(104,880)

There were no major line items included in loss from discontinued operations for the Dating Services Business for the three months ended September 30, 2020 and 2019.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Property and Equipment, Net

Property and equipment, net consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(unaudited)
Computer equipment	$3,706,017	$3,706,017
Website development	3,076,323	3,076,323
Furniture and fixtures	89,027	89,027
Leasehold improvements	32,726	32,726
Total property and equipment	6,904,093	6,904,093
Less: Accumulated depreciation	(6,533,648)	(6,284,034)
Total property and equipment, net	$370,445	$620,059

Depreciation expense for the three and nine months ended September 30, 2020 was $77,888 and $249,614, respectively, as compared to $84,587 and $262,022 for the three and nine months ended September 30, 2019, respectively.

5.	Goodwill

The Company tests goodwill and indefinite-lived intangible assets for impairment annually and whenever events or circumstances arise that indicate an impairment may exist.

The Company recorded $6,760,222 of goodwill impairment for the year ended December 31, 2019 due to a sustained decrease in market price per share of the Company’s common stock. At December 31, 2019, the market price per share of the Company’s common stock declined to $1.29, and as such, the Company tested for an impairment and concluded that its goodwill should be reduced as result of the decline in the market price per share and fair value of the reporting unit.

The Company determined there were no indicators that would lead to a test for impairment during the nine months ended September 30, 2020. Goodwill was $6,326,250 at September 30, 2020 and December 31, 2019.

6.	Intangible Assets, Net

Intangible assets, net consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$50,000	$(28,125)	$21,875	$50,000	$(26,250)	$23,750
Trade names, trademarks product names, URLs	555,000	(488,104)	66,896	555,000	(446,479)	108,521
Internally developed software	1,990,000	(1,983,405)	6,595	1,990,000	(1,959,655)	30,345
Subscriber/customer relationships	2,279,000	(1,938,725)	340,275	2,279,000	(1,813,725)	465,275
Total intangible assets	$4,874,000	$(4,438,359)	$435,641	$4,874,000	$(4,246,109)	$627,891

Amortization expense for the three and nine months ended September 30, 2020 was $64,083 and $192,250, respectively, as compared to $64,084 and $192,249 for the three and nine months ended September 30, 2019, respectively. The aggregate amortization expense for each of the next five years and thereafter is estimated to be $54,431 in 2020, $184,667 in 2021, $149,944 in 2022, $18,000 in 2023, $17,354 in 2024 and $11,245 thereafter.

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

XPX Tokens

Indefinite-lived intangible assets are recorded at cost and are not subject to amortization but are tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If, at the time of an impairment test, the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to the excess is recognized. The fair value of the digital tokens had been based on the quoted market prices for the XPX tokens.

During the nine months ended September 30, 2020, the Company sold 124,752,914 digital tokens for proceeds of $75,406. The recorded loss of approximately $72,100 is included under “other expense, net” in the condensed consolidated statements of operations.

Props Tokens Receivable

To calculate the fair value of the Props tokens received and receivable pursuant to the YouNow Agreement, the Company used the backsolve method, which utilizes the option pricing method to calculate the implied value of the Props tokens based on the most recent transaction price publicly available. For purposes of the backsolve method, the Company used a precedent transaction in which Props tokens were purchased at a price of $0.07 per Props token. The precedent transaction also included the issuance of warrants to purchase additional Props tokens at a strike price of $0.07 per Props token. Using the backsolve method, the Company took into account the strike price of the warrants issued in the precedent transaction and then determined the allocated value of the Props tokens as though it were a basket purchase.

The implied fair value of the Props tokens represents a marketable basis of value. As the Props tokens do not currently have access to a liquid marketplace, a discount for lack of marketability was applied to the implied fair value using a protective put calculation. A summary of the key inputs used in the backsolve model at September 30, 2020 are summarized as follows:

Maturity (time until an exit or liquidity)	1 year
Volatility	197.0%
Risk free rate of return	0.16%

The basic logic of the protective put approach is supported by the notion that the holder of a non-marketable security can effectively purchase liquidity by purchasing a put option on the security. Therefore, the non-marketable value of a security is its value on a marketable basis, less the value of the hypothetical put option. The put option calculation relies on the Black-Scholes option pricing model, which utilizes volatility from comparable utility tokens, an estimated time to maturity (or liquidity), and the risk-free rate commensurate with that maturity.

The Props tokens received and receivable from YouNow are intangible assets that are accounted for at cost, less impairment charges. According to the guidance, a holder of utility tokens cannot only compare the carrying value to fair value at the reporting period, but instead must assess impairment daily. As a result, the Company uses the amount equal the lowest price during the period in which the Props tokens are held as the carrying amount for purposes of testing for impairment.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	(unaudited)
Compensation, benefits and payroll taxes	$110,250	$347,601
Income tax payable	19,372	17,672
Other accrued expenses	47,594	69,466
Total accrued expenses and other current liabilities	$177,216	$434,739

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2020, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position, the CARES Act did not have a material impact on the financial statements.

For the three months ended September 30, 2020, the Company recorded an income tax benefit from continuing operations of $3,300 consisting primarily of state and local taxes. For the nine months ended September 30, 2020, the Company recorded an income tax provision from continuing operations of $1,700, consisting primarily of state and local taxes. The effective tax rate for the three and nine months ended September 30, 2020 was (0.44)% and 0.20%, respectively. The effective tax rate differs from the statutory rate of 21% as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

For the three months ended September 30, 2019, the Company recorded an income tax benefit from continuing operations of $157,180 on a pre-tax loss of $1,571,822. For the nine months ended September 30, 2019, the Company recorded an income tax benefit from continuing operations of $152,680 on a pre-tax loss of $1,199,213. The Company recorded an income tax provision for state and local taxes and as a result of the gain recorded in discontinued operations in connection with the sale of the Dating Services Business, the Company was able to record an income tax benefit in continuing operations under the intra-period allocation guidance. The effective tax rate for the three and nine months ended September 30, 2019 was 10.0% and 12.73%, respectively.

10.	Stockholders’ Equity

The Paltalk, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 121,930 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The Paltalk, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of September 30, 2020, there were 844,279 shares available for future issuance under the 2016 Plan.

Treasury Shares

On April 29, 2019, the Company implemented a stock repurchase plan to repurchase up to $500,000 of its common stock for cash. The repurchase plan expired on April 29, 2020. The Company had purchased 9,950 shares of its common stock under the repurchase plan as of April 29, 2020 and has classified them as treasury shares on the Company’s condensed consolidated balance sheets.

Shares Issued for Consulting Services

On August 11, 2020, the Company issued 37,500 shares of its common stock to a consultant as consideration for investor relations services. The total expense for these grants was $43,500 and is included in general and administrative expense in the condensed consolidated statements of operations.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the nine months ended September 30, 2020:

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

The following table summarizes stock option activity during the nine months ended September 30, 2020:

		Weighted
	Number of	Average Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2020	1,021,243	$4.82
Granted	24,000	0.80
Forfeited or canceled, during the period	(343,476)	3.44
Expired, during the period	(70,011)	3.57
Outstanding at September 30, 2020	631,756	$5.55
Exercisable at September 30, 2020	456,492	$6.60

At September 30, 2020, there was $177,145 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.3 years.

On September 30, 2020, the aggregate intrinsic value of stock options that were outstanding and exercisable was $7,200 and $5,400, respectively. On September 30, 2019, the aggregate intrinsic value of stock options that were outstanding and exercisable was $22,173 and $9,363, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the nine months ended September 30, 2020, the Company granted stock options to members of the Board of Directors to purchase an aggregate of 24,000 shares of common stock at an exercise price of $0.80 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2020 and have a term of 10 years.

The aggregate fair value for the stock options granted during the nine months ended September 30, 2020 and 2019 was $18,664 and $337,598, respectively.

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of revenue	$386	$375	$1,137	$1,099
Sales and marketing expense	21	20	61	110
Product development expense	4,118	8,824	15,338	108,633
General and administrative expense	43,182	143,183	177,560	567,998
Total stock compensation expense	$47,707	$152,402	$194,096	$677,840

11.	Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed based upon the number of weighted average shares of common stock outstanding as defined by ASC Topic 260, Earnings Per Share. Diluted net income (loss) per share of common stock includes the dilutive effects of stock options and stock equivalents. To the extent stock options are antidilutive, they are excluded from the calculation of diluted net income (loss) per share of common stock. For the three and nine months ended September 30, 2020, 625,502 and 629,671, respectively, of shares issuable upon the exercise of outstanding stock options were not included in the computation of diluted net income per share for continuing operations because their inclusion would be antidilutive. For the three and nine months ended September 30, 2020, 6,254 and 2,085, respectively, of shares issuable upon the exercise of outstanding stock options were included in the computation of diluted net income per share for continuing operations because their inclusion would be dilutive. For the three and nine months ended September 30, 2019, 1,055,691 shares issuable upon the exercise of outstanding stock options and 79,286 shares of unvested restricted stock were not included in the computation of diluted net loss per share for continuing operations because their inclusion would be antidilutive.

PALTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the net income (loss) per share calculation for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss) from continuing operations – basic and diluted	$746,848	$(1,573,920)	$840,005	$(1,046,533)
Weighted average shares outstanding – basic	6,889,334	6,874,679	6,877,335	6,874,437
Weighted average shares outstanding – diluted	6,895,588	6,874,679	6,879,440	6,893,886
Per share data:
Basic from continuing operations	$0.11	$(0.23)	$0.12	$(0.15)
Diluted from continuing operations	$0.11	$(0.23)	$0.12	$(0.15)

12.	Leases

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

In accordance with ASC 842-20-40-1, the Company accounted for the cancellation of the lease by removing the right-of-use asset and the lease liability, with a profit recognized for the difference. The Company recorded a net gain on the office lease cancellation of $141,001, which is reflected in the condensed consolidated statements of operations for the nine months ended September 30, 2020.

As of September 30, 2020, the Company had no long-term leases that were classified as a financing lease. As of September 30, 2020, the Company did not have additional operating and financing leases that have not yet commenced.

At September 30, 2020, the Company had operating lease liabilities of approximately $0.1 million and right-of-use assets of approximately $0.1 million, which are included in the condensed consolidated balance sheet.

Total rent expense for the nine months ended September 30, 2020 was $183,523, of which $36,095 was sublease income, and $242,809 for the nine months ended September 30, 2019. Rent expense is recorded in “general and administrative expense” on the condensed consolidated statements of operations.

The following table summarizes the Company’s operating leases:

	Nine Months Ended
	September 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$93,123	$564,914
Weighted average assumptions:
Remaining lease term	1.2	3.4
Discount rate	3.5%	2.5%

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2020, future minimum payments under non-cancelable operating leases were as follows:

For the years ending December 31,	Amount
2020	$22,823
2021	84,370
Total	$107,193
Less: present value adjustment	(23,675)
Present value of minimum lease payments	$83,518

13.	Term debt

On April 13, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the coronavirus pandemic, the Company applied for a loan under the SBA Paycheck Protection Program under the recently enacted CARES Act. On May 3, 2020, the Company entered into the Note in favor of the Lender.

The Note has a two-year term, matures on May 3, 2022, and bears interest at a stated rate of 1.0% per annum. Monthly principal and interest payments will commence in December 2020. The Company did not provide any collateral or guarantees for the Note, nor did the Company pay any facility charge to obtain the Note. The Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the Note at any time without incurring any prepayment charges.

The Note may be partially or fully forgiven if the Company complies with the provisions of the CARES Act, including the use of Note proceeds for payroll costs, rent, utilities and certain other expenses as defined in the CARES Act. Any forgiveness of the Note will be subject to approval by the SBA and the Lender.

On September 30, 2020, future principal payments under the Note were as follows:

For the years ending December 31,	Amount
2020	$28,139
2021	337,667
2022	140,694
Total term debt	$506,500
Less: current portion of term debt	(281,009)
Non-current portion of term debt	$225,491

14.	Commitments and Contingencies

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

Riot Games, Inc. has filed a total of four inter partes reviews at the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office, two per patent held by Paltalk Holdings, Inc., seeking to have the Paltalk Holdings, Inc. patents declared invalid. On May 14, 2019, the PTAB rejected the validity of the patents. On September 27, 2019, the Company filed an appeal of the PTAB’s ruling, and on June 16, 2020, the PTAB affirmed its ruling, therefore deeming the patents invalid. In light of the PTAB reaffirmation on June 16, 2020, the Company has determined to not file an appeal, and the matter has been terminated.

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of September 30, 2020.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On July 23, 2020, the Company completed the Asset Sale for a cash purchase price of $250,000, $150,000 of which was paid at closing and $100,000 of which is payable in four equal installments over the next fifteen months. The Amended and Restated Agreement also provides for a revenue sharing arrangement, pursuant to which the Company is entitled to receive quarterly royalty payments ranging from 5% to 10% of certain revenues received by the Buyer, with the aggregate amount of such royalty payments not to exceed $500,000. The gain on the Asset Sale was recorded under “other expense, net” in the statements of operations for the three and nine months ended September 30, 2020. The sale of the Secured Communications Assets did not meet the requisite criteria to constitute discontinued operations or held for sale, as the historical results of Company’s secured communications business were not material to its results of operations.

16.	Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2020 and 2019, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2020 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2019, all amounts herein are unaudited.

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

Background of Presentation and Recent Developments

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

COVID-19

In December 2019, a strain of coronavirus, was reported to have surfaced in Wuhan, China, and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in affected countries. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus has had and could continue to have an adverse effect on the global markets and its economy, including on the availability and pricing of employees and resources, and other aspects of the global economy. Although we cannot predict the impact that the recent outbreak of coronavirus will have on our business or results of operations in future periods, to date, our core multimedia social applications have been able to support the increased demand we have experienced. On April 13, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the coronavirus pandemic, we applied for a loan under the Small Business Administration (“SBA”) Paycheck Protection Program under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and on May 3, 2020, we entered into a promissory note with an aggregate principal amount of $506,500 (the “Note”) in favor of Citibank, N.A., as lender (the “Lender”). While management believes that at least some portion of the Note will be forgiven pursuant to its terms, there can be no assurance that any amount will be forgiven until the SBA and the Lender make their final determination.

Paltalk continues to serve as a form of safe and entertaining communication during this global pandemic and in order to help those affected in hardest hit countries will continue to offer some of its group video conferencing services free of charge to select countries.

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

Discontinued Operations

In January 2019, we sold substantially all of the assets related to our dating service business under the domain names FirstMet, 50more and The Grade, which we collectively refer to as the dating services business. As a result, during the first quarter of 2019, we began to separately report the results of the dating services business as a “discontinued operation” in our condensed consolidated statements of operations and present the related assets and liabilities as “held for sale” in our condensed consolidated balance sheets. These changes have been applied for all periods presented. Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from our continuing operations. Refer to Note 3 of the notes to our condensed consolidated financial statements for additional information on discontinued operations.

Operational Highlights and Objectives

During the three and nine months ended September 30, 2020, we executed key components of our objectives:

●	reported net income for the three and nine months ended September 30, 2020 of $0.7 million and $0.8 respectively, compared to net loss of $1.6 million and $0.5 million for the three and nine months ended September 30, 2019, by growing subscription revenue compared to the same period last year and by executing on our streamlined operating plan, which eliminated costs associated with our secure communications business headcount;

●	achieved positive net cash flow for the nine months ended September 30, 2020, an improvement of $4.6 million when compared to the nine months ended September 30, 2019, and positive cash flow from operations, an improvement of $5.3 million when compared to the nine months ended September 30, 2019;

●	decreased our operating expenses by $4.8 million, or 35.4%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 through a streamlined plan of operations;

●	in connection with the commercial launch of YouNow’s Props platform on our Camfrog and Paltalk applications, which enabled us to distribute Props tokens to our end users for anticipated loyalty and retention benefits, the Company received 10.5 million Props tokens; and

●	completed the sale of our secure communications business for an aggregate purchase price of $250 thousand, which provides for future revenue share potential of up to an additional $0.5 million, allowing the Company to participate in the upside of that business without losing focus on its core application business.

For the near term, our business objectives include:

●	implementing several enhancements to our live video chat applications, including the integration of Props token rewards and other features focused on new user acquisition, retention and monetization, which collectively are intended to increase usage and revenue opportunities;

●	launching real time voice and video card games on our Paltalk and Camfrog video-based applications;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other entities that are synergistic to our businesses;

●	continuing to develop our consumer application platform strategy by seeking potential partnerships with large third-party communities to whom we could promote a co-branded version of our video chat products and potentially share in the incremental revenues generated by these partner communities; and

●	continuing to defend our intellectual property.

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

During the second quarter of 2020, the Company also recorded technology service revenue in connection with its agreement to serve as a launch partner with YouNow Inc. (“YouNow”) and to integrate YouNow’s props infrastructure (the “Props platform”) into its Camfrog and Paltalk applications (the “YouNow Agreement”). Pursuant to the terms of the YouNow Agreement, YouNow agreed to pay the Company, in exchange for the Company’s services, an aggregate of 10.5 million cryptographic props tokens (“Props tokens”) upon the achievement of certain milestones as follows: (i) 3.0 million Props tokens upon execution of the YouNow Agreement, (ii) 4.0 million Props tokens upon the integration of the Props platform in the Company’s Camfrog application and (iii) 3.5 million Props tokens due upon the integration of the Props platform in the Paltalk application. The upfront fee is recognized as revenue under the output method based on the direct measurements of the value of services transferred to date to the customer, relative to the remaining services under the YouNow Agreement. The milestones fees are recognized as revenue on the completion dates of integration services performed.

We expect that business development partnerships are likely to contain pricing and other custom terms based on the needs of the client, which may include compensation in the form of cash or cryptocurrency tokens or a mix of cash and cryptocurrency tokens.

Costs and Expenses

Cost of revenue

Cost of revenue consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in data center and customer care functions, credit card processing fees, hosting fees, and data center rent and bandwidth costs. Beginning in April 2018, cost of revenue also included compensation and other employee-related costs for technical personnel and subcontracting costs relating to technology service revenue.

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

Key Metrics

Our management relies on certain non-GAAP and/or unaudited performance indicators to manage and evaluate our business. The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our advertising and marketing efforts and assess operational efficiencies. We also discuss net cash provided by (used in) operating activities under the ‟Results of Operations” and “Liquidity and Capital Resources” sections below. Active subscribers, subscription bookings and Adjusted EBITDA are discussed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Active subscribers (as of period end)	104,400	105,180	104,400	105,180
Subscription bookings	$3,131,784	$2,803,367	$9,132,596	$8,866,417
Net cash provided by (used in) operating activities	$489,766	$(912,740)	$912,561	$(4,286,731)
Net income (loss)	$746,848	$(1,573,920)	$840,005	$(483,921)
Adjusted EBITDA	$733,470	$(600,800)	$1,205,811	$918,801
Adjusted EBITDA as percentage of total revenues	22.2%	20.3%	12.8%	7.2%

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

While the factors that affect subscription bookings and subscription revenue are generally the same, certain factors may affect subscription bookings more or less than such factors affect subscription revenue in any period. While we believe that subscription bookings is useful in evaluating our business, it should be considered as supplemental in nature and it is not meant to be a substitute for subscription revenue recognized in accordance with generally accepted accounting principles in the United States (“GAAP”).

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net income (loss) adjusted to exclude net loss from discontinued operations, interest expense (income), net, gain from the sale of Secured Communications Assets, other expense, net, gain on the sale of dating applications, income tax expense (benefit) from continuing operations, income tax benefit from discontinued operations, gain on office lease termination, depreciation and amortization expense, impairment loss on digital tokens and stock-based compensation expense.

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect cash capital expenditures for assets underlying depreciation and amortization expense that may need to be replaced or for new capital expenditures;

●	Adjusted EBITDA does not reflect our working capital requirements;

●	Adjusted EBITDA does not reflect the impairment loss on digital tokens;

●	Adjusted EBITDA does not consider the potentially dilutive impact of stock-based compensation;

●	Adjusted EBITDA does not consider the gain from the office lease cancellation;

●	Adjusted EBITDA does not reflect the gain on the sale of our dating applications or the Secured Communications Assets or our loss or income tax expense from discontinued operations; and

●	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Reconciliation of Net income (loss) to Adjusted EBITDA:
Net income (loss)	$746,848	$(1,573,920)	$840,005	$(483,921)
Interest expense (income), net	1,959	(18,889)	(9,018)	(73,683)
Gain from sale of Secured Communications Assets	(250,000)		(250,000)
Other expense, net	48,285	-	128,165	-
Net loss from discontinued operations	-	-	-	104,880
Gain on sale of dating applications	-	-	-	(826,770)
Income tax benefit from discontinued operations	-	159,278	-	159,278
Income tax expense (benefit) from continuing operations	(3,300)	(157,180)	1,700	(152,680)
Gain on office lease termination	-	-	(141,001)	-
Depreciation and amortization expense	141,971	148,671	441,864	454,271
Impairment loss on digital tokens	-	503,464	-	503,464
Stock-based compensation expense	47,707	337,776	194,096	1,233,962
Adjusted EBITDA	$733,470	$(600,800)	$1,205,811	$918,801

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	19.1%	23.0%	20.6%	19.9%
Sales and marketing expense	6.2%	8.4%	6.6%	6.7%
Product development expense	37.0%	57.3%	39.6%	40.8%
General and administrative expense	21.3%	48.1%	25.6%	38.7%
Total costs and expenses	83.6%	136.8%	92.4%	106.1%
Income (loss) from continuing operations	16.4%	(36.7)%	7.6%	(6.1)%
Gain from sale of Secured Communications Assets	7.6%	-%	2.7%	-%
Other expense, net	(1.5)%	-%	(1.4)%	-%
Interest income (expense), net	(0.1)%	0.6%	0.1%	0.6%
Impairment loss on digital tokens	-%	(17.0)%	-%	(4.0)%
Income (loss) from continuing operations before provision for income taxes	22.4%	(53.1)%	9.0%	(9.5)%
Income tax benefit (expense)	0.1%	5.3%	(0.0)%	1.2%
Net income (loss) from continuing operations	22.5%	(47.8)%	9.0%	(8.3)%
Gain on sale from discontinued operations	-%	-%	-%	6.5%
Loss from discontinued operations	-%	-%	-%	(0.8)%
Income tax expense on discontinued operations	-%	(5.4)%	-%	(1.3)%
Net income (loss) from discontinued operations	-%	(5.4)%	-%	4.4%
Net income (loss)	22.5%	(53.2)%	9.0%	(3.9)%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenue

Total revenues increased by 11.9% to $3,309,255 for the three months ended September 30, 2020 from $2,958,439 for the three months ended September 30, 2019. The increase was primarily driven by $277,944 of increased subscription revenue and a $75,556 increase of technology service revenue of generated from the YouNow Agreement, offset by a decrease of $2,684 in advertising revenue across all products.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenues for the three months ended September 30, 2020 and 2019, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	September 30,		Increase	Increase	September 30,
	2020	2019	(Decrease)	(Decrease)	2020	2019
Subscription revenue	$3,124,999	$2,847,055	$277,944	9.8%	94.4%	96.2%
Advertising revenue	86,256	88,940	(2,684)	(3.0)%	2.6%	3.0%
Technology service revenue	98,000	22,444	75,556	336.6%	3.0%	0.8%
Total revenues	$3,309,255	$2,958,439	$350,816	11.9%	100.0%	100.0%

Subscription Revenue – Our subscription revenue for the three months ended September 30, 2020 increased by $277,944, or 9.8%, as compared to the three months ended September 30, 2019. The increase in subscription revenue was primarily driven by increased activity across all products. In addition, we experienced a change in the proportion of revenue generated between revenue from subscriptions and revenue from virtual gifts. As a result, while the number of active subscribers decreased by 780, or 0.7%, compared to the three months ended September 30, 2019, resulting in decreased revenue from subscriptions, this decrease was offset by the growth in virtual gift revenue.

Advertising Revenue – Our advertising revenue for the three months ended September 30, 2020 decreased by $2,684, or 3.0%, as compared to the three months ended September 30, 2019. The decrease in advertising revenue was primarily due to a decline in the volume of advertising impressions related to changes in third party advertising partners.

Technology Service Revenue – Our technology service revenue increased by $75,556, or 336.6%, as compared to the three months ended September 30, 2019. The increase in technology service revenue was primarily driven by technology service revenue of $98,000 generated by the YouNow Agreement, offset by the termination of the ProximaX Agreement.

Costs and Expenses

Total costs and expenses for the three months ended September 30, 2020 reflect a decrease of $1,280,223, or 31.6%, as compared to the three months ended September 30, 2019. The following table presents our costs and expenses for the three months ended September 30, 2020 and 2019, the decrease between those periods, the percentage decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	September 30,		$	%	September 30,
	2020	2019	Decrease	Decrease	2020	2019
Cost of revenue	$632,462	$679,540	$(47,078)	(6.9)%	19.1%	23.0%
Sales and marketing expense	204,371	248,332	(43,961)	(17.7)%	6.2%	8.4%
Product development expense	1,223,818	1,694,384	(470,566)	(27.8)%	37.0%	57.3%
General and administrative expense	704,812	1,423,430	(718,618)	(50.5)%	21.3%	48.1%
Total costs and expenses	$2,765,463	$4,045,686	$(1,280,223)	(31.6)%	83.6%	136.8%

Cost of revenue – Our cost of revenue for the three months ended September 30, 2020 decreased by $47,078, or 6.9%, as compared to the three months ended September 30, 2019. The decrease for the three months ended September 30, 2020 was primarily driven by a decrease of approximately $46,000 in hosting expenses.

Sales and marketing expense – Our sales and marketing expense for the three months ended September 30, 2020 decreased by $43,961, or 17.7%, as compared to the three months ended September 30, 2019. The decrease in sales and marketing expense for the three months ended September 30, 2020 was primarily due to a decrease in overall marketing expenditures across all products.

Product development expense – Our product development expense for the three months ended September 30, 2020 decreased by $470,566, or 27.8%, as compared to the three months ended September 30, 2019. The decrease was mainly driven by reduced headcount in the product and engineering teams of approximately $330,000. Additionally, there was a reduction of approximately $126,000 of compensation expense related to the terminated ProximaX Agreement.

General and administrative expense – Our general and administrative expense for the three months ended September 30, 2020 decreased by $718,618, or 50.5%, as compared to the three months ended September 30, 2019. The decrease in general and administrative expense for the three months ended September 30, 2020 was primarily due to headcount reductions resulting in approximately $500,000 of reduced salary, stock-based compensation and other related expenses. In addition, the decrease was in part due to reduced legal fees of approximately $90,000 and reduced rent expense of $109,000 resulting from an office lease termination.

Non-Operating Income (Loss)

The following table presents the components of non-operating income (loss) for the three months ended September 30, 2020 and the three months ended September 30, 2019, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	September 30,		Increase	Increase	September 30,
	2020	2019	(Decrease)	(Decrease)	2020	2019
Interest income (expense), net	$(1,959)	$18,889	$(20,848)	(110.4)%	(0.1)%	0.6%
Impairment loss on digital tokens	-	(503,464)	503,464	(100.0)%	-%	(17.0)%
Gain from the sale of Secured Communications Assets	250,000	-	250,000	100.0%	7.6%	-%
Other expense, net	(48,285)	-	(48,285)	100.0%	(1.5)%	-%
Loss from discontinued operations	-	(159,278)	159,278	(100.0)%	-%	(5.4)%
Total non-operating income (loss)	$199,756	$(643,853)	$843,609	131.0%	6.0%	(21.8)%

Non-operating income (loss) for the three months ended September 30, 2020 was $199,756, a net increase of $843,609, or 131.0%, as compared to non-operating loss of $643,853 for the three months ended September 30, 2019. The increase in non-operating income was driven by a $250,000 gain from the sale of the Secured Communications Assets and by the absence of impairment loss during the three months ended September 30, 2020, which was partially offset by a $48,285 loss recognized upon the sale of 124,752,914 XPX tokens during the three months ended September 30, 2020.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the three months ended September 30, 2020, the Company recorded an income tax benefit from continuing operations of $3,300 consisting primarily of state and local taxes. For the three months ended September 30, 2019, the Company recorded an income tax benefit from continuing operations of $157,180.

As of September 30, 2020, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenue

Revenue decreased to $9,410,472 for the nine months ended September 30, 2020 from $12,704,488 for the nine months ended September 30, 2019. The decrease was driven almost entirely by a decline of $3,257,927 in technology service revenue as a result of the termination of the ProximaX Agreement, along with a decrease of $120,520 in advertising revenue, offset by an increase in subscription revenue of $84,431 across all products.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenues for the nine months ended September 30, 2020 and the nine months ended September 30, 2019, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Nine Months Ended		$	%	Nine Months Ended
	September 30,		Increase	Increase	September 30,
	2020	2019	(Decrease)	(Decrease)	2020	2019
Subscription revenue	$8,985,741	$8,901,310	$84,431	0.9%	95.5%	70.1%
Advertising revenue	199,779	320,299	(120,520)	(37.6)%	2.1%	2.5%
Technology service revenue	224,952	3,482,879	(3,257,927)	(93.5)%	2.4%	27.4%
Total revenues	$9,410,472	$12,704,488	$(3,294,016)	(25.9)%	100.0%	100.0%

Subscription Revenue – Our subscription revenue for the nine months ended September 30, 2020 increased by $84,431, or 0.9%, as compared to the nine months ended September 30, 2019. The increase in subscription revenue was mainly driven by higher virtual gift transaction volume for both Paltalk and Camfrog products, corresponding to higher monthly active usage as compared to the nine months ended September 30, 2019.

Advertising Revenue – Our advertising revenue for the nine months ended September 30, 2020 decreased by $120,520, or 37.6%, as compared to the nine months ended September 30, 2019. The decrease in advertising revenue primarily resulted from a decrease in the marketing budget. We also believe a significant portion of the decrease was related to challenges in the digital advertising industry due to a greater emphasis on fraud control, resulting in lower demand and pricing.

Technology Service Revenue – Our technology service revenue decreased by $3,257,927, or 93.5%, as compared to the nine months ended September 30, 2019. The decrease in technology service revenue was mainly driven by the termination of the ProximaX Agreement, offset by technology service revenue of $210,000 generated by the YouNow Agreement.

Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2020 reflect a decrease in costs and expenses of $4,774,300, or 35.4%, as compared to the nine months ended September 30, 2019. The following table presents our costs and expenses for the nine months ended September 30, 2020 and 2019, the decrease between those periods, the percentage decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Nine Months Ended				Nine Months Ended
	September 30,		$	%	September 30,
	2020	2019	Decrease	Decrease	2020	2019
Cost of revenue	$1,940,616	$2,524,229	$(583,613)	(23.1)%	20.6%	19.9%
Sales and marketing expense	617,457	856,479	(239,022)	(27.9)%	6.6%	6.7%
Product development expense	3,730,398	5,177,923	(1,447,525)	(28.0)%	39.6%	40.8%
General and administrative expense	2,411,149	4,915,289	(2,504,140)	(50.9)%	25.6%	38.7%
Total costs and expenses	$8,699,620	$13,473,920	$(4,774,300)	(35.4)%	92.4%	106.1%

Cost of revenue – Our cost of revenue for the nine months ended September 30, 2020 decreased by $583,613, or 20.6%, as compared to the nine months ended September 30, 2019. The decrease for the nine months ended September 30, 2020 was primarily driven by a decrease of approximately $354,700 in expenses related to the terminated ProximaX Agreement. Additionally, there was a decrease of approximately $191,200 in expenses resulting from the reduction of hosting and consulting services in the nine months ended September 30, 2020.

Sales and marketing expense – Our sales and marketing expense for the nine months ended September 30, 2020 decreased by $239,022, or 27.9%, as compared to the nine months ended September 30, 2019. The decrease in sales and marketing expense for the nine months ended September 30, 2020 was primarily due to a decrease in marketing expenditures of approximately $278,100, offset by an increase of approximately $49,300 in compensation-related expenses.

Product development expense – Our product development expense for the nine months ended September 30, 2020 decreased by $1,447,525, or 28.0%, as compared to the nine months ended September 30, 2019. The decrease in product development expense was primarily driven by a decrease of approximately $1,239,500 in compensation and related expenses resulting from reduced headcount in the product and engineering teams. Additionally, there was a decrease of $135,750 in expenses related to the terminated ProximaX Agreement in the nine months ended September 30, 2020.

General and administrative expense – Our general and administrative expense for the nine months ended September 30, 2020 decreased by $2,504,140, or 50.9%, as compared to the nine months ended September 30, 2019. The decrease in general and administrative expense was primarily due to headcount reductions resulting in approximately $1,507,900 of reduced salary, stock-based compensation and other related expenses. In addition, the decrease was in part due to reduced legal fees of approximately $293,300, reduced investor relations expense of approximately $117,000, reduced rent expense of approximately $128,600 and a gain of approximately $141,000 resulting from an office lease termination.

Non-Operating Income

The following table presents the components of non-operating income for the nine months ended September 30, 2020 and the nine months ended September 30, 2019, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Nine Months Ended		$	%	Nine Months Ended
	September 30,		Increase	Increase	September 30,
	2020	2019	(Decrease)	(Decrease)	2020	2019
Interest income, net	$9,018	$73,683	$(64,665)	(87.8)%	0.1%	0.6%
Impairment loss on digital tokens	-	(503,464)	503,464	(100.0)%	-%	(4.0)%
Gain from the sale of Secured Communications Assets	250,000	-	250,000	100.0%	2.7%	-%
Other expense, net	(128,165)	-	(128,165)	(100.0)%	(1.4)%	-%
Income from discontinued operations	-	562,612	(562,612)	(100.0)%	-%	4.4%
Total non-operating income	$130,853	$132,831	$(1,978)	(1.5)%	1.4%	1.0%

Non-operating income for the nine months ended September 30, 2020 decreased by $1,978, or 1.5%, as compared to the nine months ended September 30, 2019. The decrease in non-operating income was driven a $250,000 gain from the sale of the Secured Communications Assets and by the absence of impairment loss during the three months ended September 30, 2020, which was partially offset by a $48,285 loss recognized upon the sale of 124,752,914 XPX tokens during the three months ended September 30, 2020.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the nine months ended September 30, 2020, the Company recorded an income tax provision from continuing operations of $1,700 consisting primarily of state and local taxes. For the nine months ended September 30, 2019, the Company recorded an income tax benefit from continuing operations of $152,680.

As of September 30, 2020, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2020	2019
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$912,561	$(4,286,731)
Net cash provided by investing activities	225,406	1,356,592
Net cash provided by financing activities	497,656	-
Net increase (decrease) in cash and cash equivalents	$1,635,623	$(2,930,139)

Currently, our primary source of liquidity is cash on hand and cash flows from continuing operations, and we believe that our cash balance and our expected cash flow from operations will be sufficient to meet all of our financial obligations for the twelve months from the date of this report. As of September 30, 2020, we had $5,062,681 of cash and cash equivalents.

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

On May 3, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the coronavirus pandemic, we entered into the Note in favor of the Lender in the aggregate principal amount of $506,500.

The Note has a two-year term, matures on May 3, 2022, and bears interest at a stated rate of 1.0% per annum. Monthly principal and interest payments will commence in December 2020. We did not provide any collateral or guarantees for the Note, nor did we pay any facility charge to obtain the Note. The Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. We may prepay the principal of the Note at any time without incurring any prepayment charges.

The Note may be partially or fully forgiven if we comply with the provisions of the CARES Act, including the use of Note proceeds for payroll costs, rent, utilities and certain other expenses as defined in the CARES Act. Any forgiveness of the Note will be subject to approval by the SBA and the Lender. As of September 30, 2020, we had $506,500 in principal outstanding on the Note.

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

 Operating Activities

Net cash provided by operating activities was $912,561 for the nine months ended September 30, 2020, as compared to net cash used in operating activities of $4,286,731 for the nine months ended September 30, 2019. The increase in net cash provided by operating activities of $5,199,292 was as a direct result of our streamlined plan of operations to reduce expenses. Operating expenses were reduced by $4.8 million, or 35.4%, compared to the nine months ended September 30, 2019.

Investing Activities

Net cash provided by investing activities was $225,406 for the nine months ended September 30, 2020, as compared to net cash provided by investing activities of $1,356,592 for the nine months ended September 30, 2019. The decrease in net cash provided by investing activities for the nine months ended September 30, 2020 was primarily due to the absence of proceeds from the sale of the dating services business, offset by the proceeds received from the sale of digital tokens and the sale of the Secured Communications Assets.

Financing Activities

There was net cash of $497,656 provided by financing activities for the nine months ended September 30, 2020 as compared to no net cash provided by financing activities for the nine months ended September 30, 2019. The increase in net cash provided by financing activities for the nine months ended September 30, 2020 was primarily due to the Note proceeds received in order to help ensure adequate liquidity in light of the uncertainties posed by the coronavirus pandemic. This increase was offset by the repurchase of common stock pursuant to our repurchase plan.

Contractual Obligations and Commitments

On May 3, 2020, we entered into the Note in favor of the Lender in the aggregate principal amount of $506,500 million.

The Note has a two-year term, matures on May 3, 2022, and bears interest at a stated rate of 1.0% per annum. Monthly principal and interest payments will commence in December 2020. We did not provide any collateral or guarantees for the Note, nor did we pay any facility charge to obtain the Note. The Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. We may prepay the principal of the Note at any time without incurring any prepayment charges.

The Note may be partially or fully forgiven if we comply with the provisions of the CARES Act, including the use of Loan proceeds for payroll costs, rent, utilities and certain other expenses as defined in the CARES Act. Any forgiveness of the Note will be subject to approval by the SBA and the Lender.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

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

Based on the evaluation as of September 30, 2020, for the reasons set forth below, our management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of September 30, 2020, the Company determined that the following item constituted a material weakness:

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

On November 2, 2017, Riot Games, Inc. filed a total of four petitions for inter partes review with the United States Patent and Trademark Office, two per patent held by Paltalk Holdings, Inc., seeking to have the Paltalk Holdings, Inc. patents declared invalid. On May 15, 2018, inter partes review was instituted, and on February 13, 2019, the Patent Trial and Appeal Board (the “PTAB”) held a hearing on the matter. On May 14, 2019 the PTAB rejected the validity of the patents. On September 27, 2019, the Company filed an appeal of the PTAB’s ruling, and on June 16, 2020, the PTAB affirmed its ruling, therefore deeming the patents invalid. In light of the PTAB reaffirmation on June 16, 2020, the Company has determined to not file an appeal and the matter has been terminated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

On August 11, 2020, the Company issued 37,500 shares of its common stock to Maxim Group LLC (“Maxim”) as consideration for investor relations services. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction not involving a public offering.

Other than as described above, there were no sales of unregistered securities during the quarter ended September 30, 2020 that were not previously reported on a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
2.1#	Asset Purchase Agreement, by and between Paltalk, Inc. and The Dating Company, LLC, dated as of January 31, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on February 4, 2019 by the Company with the SEC).
2.2#	Amended and Restated Asset Purchase Agreement, dated as of May 29, 2020, by and between Paltalk, Inc. and SecureCo, LLC (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q of the Company filed on August 6, 2020 by the Company with the SEC).
3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.2	Certificate of Amendment of Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 14, 2016 by the Company with the SEC).
3.4	Certificate of Amendment to Certificate of Incorporation, dated May 19, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).
3.5	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2019 (incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed on March 28, 2019 by the Company with the SEC).
3.6	Certificate of Amendment to Certificate of Incorporation, effective March 12, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 13, 2019 by the Company with the SEC).
3.7	Certificate of Amendment to Certificate of Incorporation, dated May 25, 2019 (incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2019 by the company with the SEC).
3.8	Certificate of Amendment to the Certificate of Incorporation, effective May 15, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on May 15, 2020 by the Company with the SEC).
3.9	Amended and Restated By-Laws of Paltalk, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-52176) of the Company filed April 25, 2012 by the Company with the SEC).
3.10	Amendment No. 1 to the Amended and Restated By-Laws of Paltalk, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed September 8, 2017 by the Company with the SEC).
3.11	Amendment No. 2 to the Amended and Restated By-Laws of Paltalk, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on March 13, 2018 by the Company with the SEC).
3.12	Amendment No. 3 to the Amended and Restated By-Laws of Paltalk, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 25, 2020 by the Company with the SEC).
3.13	Amendment No. 4 to the Amended and Restated By-Laws of Paltalk, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on May 15, 2020 by the Company with the SEC).
4.1	Specimen Stock Certificate of Paltalk, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-226003) of the Company filed on November 27, 2018 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Paltalk, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Paltalk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paltalk, Inc.

Date: November 5, 2020	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer)

Paltalk, Inc.

Date: November 5, 2020	By:	/s/ Kara Jenny
Kara Jenny
Chief Financial Officer
(Principal Financial and Accounting Officer)