Form 10-K
period 2020-12-31
PALTALK, INC.
filed 2021-03-23
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-38717

PALTALK, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3191847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Jericho Executive Plaza Suite 400E
Jericho, NY	11753
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 967-5120

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6,515,821.

As of March 19, 2021, the registrant had 6,906,454* shares of common stock outstanding.

* Excludes 9,950 shares of common stock that are held as treasury stock by Paltalk, Inc.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A relating to the 2021 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

PALTALK, INC.

ANNUAL REPORT ON FORM 10-K

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	the impact of the COVID-19 pandemic on our results of operations and our business;

●	our ability to effectively market and generate revenue from our applications;

●	our ability to generate and maintain active subscribers and to effectively monetize our user base;

●	the intense competition in the industry in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	legal and regulatory requirements related to holding and distributing cryptocurrencies and accepting cryptocurrencies as a method of payment for our services;

●	risks related to our holdings of digital tokens, including risks related to the volatility of the trading price of the digital tokens and our ability to convert digital tokens into fiat currency;

●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple Inc. (“Apple”), Facebook, Inc. (“Facebook”) and Alphabet Inc. and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;

●	our ability to develop, establish and maintain strong brands;

●	the effects of current and future government regulation, including laws and regulations regarding the use of the internet, privacy, cybersecurity and protection of user data and cryptocurrency technology;

●	our ability to offset fees associated with the distribution platforms that host our applications;

●	our reliance on our executive officers and consultants;

●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;

●	our ability to release new applications or improve upon or add features to existing applications on schedule or at all;

●	our ability to update our applications to respond to rapid technological changes;

●	our ability to protect our intellectual property rights;

●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;

●	the ability of foreign governments to restrict access to our applications or impose new regulations;

●	the reliance of our mobile applications on having a mobile data plan and/or Wi-Fi access to gain internet connectivity;

●	our reliance on third-party investor relations firms to help create awareness of our Company and compliance by such third parties with regulatory requirements related to promotional reports;

●	the effect of security breaches, computer viruses and computer hacking attacks;

●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to effectively integrate companies and properties that we acquire;

●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;

●	the risk that we may face litigation resulting from the transmission of information through our applications;

●	our ability to attract and retain qualified employees and consultants;

●	our ability to maintain effective internal controls over financial reporting; and

●	our ability to obtain additional capital or financing when and if necessary, to execute our business plan, including through offerings of debt or equity or sale of any of our assets.

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

Company Overview

We are a leading communications software innovator that powers multimedia social applications. Our product portfolio includes Paltalk and Camfrog, which together host one of the world’s largest collections of video-based communities. Our other products include Tinychat and Vumber. We have an over 20-year history of technology innovation and hold 18 patents.

We were incorporated under the laws of the State of Delaware in 2005. Our principal executive office is located at 30 Jericho Executive Plaza Suite 400E, Jericho, NY 11753.

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

Live Video Chat. We have three existing products in the video chat space: Paltalk, Camfrog and Tinychat. Our major revenue-generating live video chat products are Paltalk and Camfrog. Each product enables individuals to self-organize around topics and users with common affinities. Tinychat enables adaptations of our video technology for alternative uses and opportunities in the future.

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

Apple retains 30% of the revenue that is generated from sales on our iPhone applications through in-app purchases in the United States. Google also retains 30% of the revenue that is generated from sales on Android applications via Google wallet through in-app purchases in the United States.

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

Technology Services

Secured Communications. In the first quarter of 2018, we began developing and licensing a suite of secure communications software. On March 21, 2018, we entered into a technology services agreement with ProximaX Limited (“ProximaX”) whereby we agreed to provide certain development and related services to ProximaX to facilitate the implementation of our PeerStream Protocol into their proprietary blockchain protocol. During the final stages of delivery of the second project milestone set forth in the agreement, ProximaX informed us that capital constraints made it unable to pay us. Accordingly, we entered into an agreement with ProximaX, effective June 24, 2019, to terminate the technology services agreement and provide for payment terms for the remaining amounts due under the technology services agreement.

On July 23, 2020, we sold substantially all of the assets related to our secure communications business (the “Secured Communications Assets”) to SecureCo, LLC (the “Buyer” and such sale of the Secured Communications Assets, the “Asset Sale”). The Secured Communications Assets included communication solutions and operations capabilities for secure messaging and data applications, and software and middleware for enterprise and government client targets. We do not expect to continue to pursue secure communications products or technology implementation services as part of our overall business strategy.

Technology Partnerships. During the second and third quarters of 2020, we recorded technology service revenue in connection with our agreement to serve as a launch partner with YouNow, Inc. (“YouNow”) and to integrate YouNow’s props infrastructure (the “Props platform”) into our Camfrog and Paltalk applications (as amended, the “YouNow Agreement”). Pursuant to the terms of the YouNow Agreement, YouNow agreed to pay us, in exchange for our services, an aggregate of 10.5 million cryptographic props tokens (“Props tokens”) upon the achievement of certain milestones as follows: (i) 3.0 million Props tokens upon execution of the YouNow Agreement, (ii) 4.0 million Props tokens upon the integration of the Props platform in our Camfrog application and (iii) 3.5 million Props tokens due upon the integration of the Props platform in our Paltalk application.

In addition, as part of the YouNow Agreement, we received 1.1 million Props tokens for a validator service and 13.5 million Props tokens under YouNow’s loyalty Props platform that was implemented on our Paltalk and Camfrog applications. The loyalty platform is used to drive engagement and empower users financially by providing users with the ability to earn Props tokens while using the Paltalk and Camfrog applications. The number of Props tokens earned by users for the year ended December 31, 2020 was 3.6 million which is recorded under digital tokens payable in the consolidated balance sheets, and the net revenue earned is recorded under technology service revenue in the consolidated statements of operations.

Company Business Strategy

User Growth Through Marketing Efforts

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

Our strategy is to approach these opportunities in a measured way, being mindful of our resources and evaluating factors such as potential revenue, time to market and amount of capital needed to invest in the opportunity.

Enhance Existing Live Video Chat Applications

We plan to enhance our existing live video chat applications, which we anticipate will include several initiatives intended to improve usage and revenue potential. We plan to add incentives for loyal or valuable users to enhance retention and overall user activity in the products. We also intend to improve our product and marketing capabilities on mobile, to enhance monetization and our ability to acquire new users on mobile platforms. In addition, we expect to increase the quality and quantity of live streaming entertainment content and broaden the distribution across our user base. Finally, we plan to continue integrating certain technical functions of Paltalk and Camfrog, which will reduce operating costs and speed time-to-market of future enhancements.

Private Rooms and Online Games

During the fourth quarter of 2020, we launched beta versions of real time voice and video card and board games on our Paltalk video-based communities. The new offerings include certain games, including poker, blackjack, gin rummy, bridge, and chess. We expect to launch additional games in 2021, including backgammon and others. The technology for our new games has been internally developed and provides an immersive experience that is almost like playing in person, as each player sees real time video and hears real time voices of every other player.

In addition, on January 12, 2021, we launched a private room functionality on our Paltalk platform in beta version. In private rooms, users are able to set up their own unique URL private room that can be used again and again. Users are able to invite up to twelve friends to video chat for unlimited use, unlike other similar offerings which have a 40-minute time out for free users. Private rooms are currently available on our desktop application and Android platforms, and we plan to make private rooms available on the iOS platform during the first quarter of 2021. We are optimistic that our users will take advantage of this new feature due to its audio and video fidelity and expect that as the feature gains popularity, these users will utilize other paid services offered by us.

Defend our Intellectual Property

We have a portfolio of 18 issued patents. We have successfully defended certain of our intellectual property in the past and have generated tens of millions of dollars in licensing fees for the use of our patents. We intend to continue defending our intellectual property rights.

Sale of Non-Core Assets

Dating Applications

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

In the first quarter of 2019, management determined that the disposal of the Dating Services Business met the criteria for presentation as discontinued operations. Accordingly, the results of the Dating Services Business are presented as discontinued operations on our consolidated statements of operations through January 31, 2019, the date of sale, and are excluded from continuing operations for all periods presented. In addition, the assets and liabilities of the Dating Services Business are classified as held for sale on our consolidated balance sheets for all periods presented.

Secured Communications

On February 24, 2020, we entered into an Asset Purchase Agreement, which was subsequently amended and restated on May 29, 2020 (the “Amended and Restated Agreement”) with the Buyer, pursuant to which we agreed to sell the Secured Communications Assets to the Buyer. The Secured Communications Assets included communication solutions and operations capabilities for secure messaging and data applications, and software and middleware for enterprise and government client targets.

On July 23, 2020, we completed the Asset Sale for a cash purchase price of $250,000, $150,000 of which was paid at closing and $100,000 of which is payable in four equal installments over the fifteen-month period following the closing of the Asset Sale. The Amended and Restated Asset Purchase Agreement that we entered into with the Buyer in connection with the Asset Sale also provides for a revenue sharing arrangement, pursuant to which we are entitled to receive quarterly royalty payments ranging from 5% to 10% of certain revenues received by the Buyer, with the aggregate amount of such royalty payments not to exceed $500,000. We do not expect to continue to pursue secure communications products or technology implementation services as part of our overall business strategy.

The gain on the Asset Sale was recorded in the statements of operations for the year ended December 31, 2020. The sale of the Secured Communications Assets did not meet the requisite criteria to constitute discontinued operations or held for sale, as the historical results of our secured communications business were not material to our results of operations.

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

Competition and Our Industry

Competition in our industry remains fierce. The market for consumer applications is extremely dynamic and is undergoing constant change. We believe this environment creates significant opportunities for us as well as our direct and indirect competitors. Our principal competitors are YouNow, Live.me, BIGO Live, Live.ly, Houseparty, Facebook Live, Zoom, Skype, YouTube Live, Instagram Live, and Twitch.

Many of our competitors have substantially greater financial, managerial, technological and other resources than we do. In addition, there are relatively few barriers to entry into the consumer applications industry, and, as a result, any organization that has adequate financial resources and access to technical expertise and skilled personnel may become one of our competitors.

In order to compete effectively, we seek to offer software, services and applications that are differentiated from existing products, superior in quality and more appealing than those of our competitors. We believe that our applications compete favorably against those offered by our competitors due to their ability to scale, their cost-efficiency and their innovative technology. We also believe that we have the tools and expertise to attract new users through Facebook and other sources at a lower cost per subscriber than certain of our traditional competitors.

Although we believe we have the capability to compete effectively in the consumer applications industry, our competitors may offer products, services and applications that we do not provide, and that may have more desirable features or may be offered at lower prices, and they may be able to devote greater resources to the development, promotion, sale and support of their products. In addition, many of our competitors have more extensive customer bases and broader customer relationships than we have, including relationships with our potential customers.

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

We are also subject to federal laws and regulations regarding online content, user privacy and electronic marketing, including The Communications Decency Act of 1996, as amended (“The Communications Decency Act”), The Children’s Online Privacy Protection Act of 1998, as amended, The Digital Millennium Copyright Act, The Electronic Communications Privacy Act of 1986, as amended, the USA PATRIOT Act of 2001, and the Controlling the Assault of Non-Solicited Pornography And Marketing (“CAN-SPAM”) Act of 2003, among others. The Digital Millennium Copyright Act limits our liability as an online service provider for linking to or hosting third-party content that infringes copyrights. The Communications Decency Act provides statutory protections to online service providers like us who distribute third-party content. The Children’s Online Privacy Protection Act restricts the ability of online service providers to collect personal information from children under 13. Congress, the Federal Trade Commission (“FTC”) and many states have promulgated laws and regulations regarding email advertising, including the CAN-SPAM Act. Any changes in these laws or judicial interpretations narrowing the protections of these laws may subject us to increased risk, increased costs of compliance, and limits on the operation of certain parts of our business.

Growing public concern about privacy and the use of personal information may subject us to increased regulatory scrutiny. Regulation related to treatment of user data by online services is evolving as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. These state laws include, for example: the California Consumer Protection Act (“CCPA”), which became effective on January 1, 2020, the California Privacy Rights Act (“CPRA”), which expands upon the CCPA and was passed in the recent California election in November 2020, and the New York Stop Hacks and Improve Electronic Data Security (SHIELD) Act. In addition, the FTC regularly investigates and brings enforcement actions against companies that have used personally identifiable information in a deceptive or unfair manner or in violation of a posted privacy policy. On May 25, 2018, the European Union implemented a privacy regulation called the Global Data Protection Regulation (“GDPR”) that imposes additional new regulatory scrutiny on our business in the European Economic Area, with possible financial consequences for noncompliance. If we are accused of violating the terms of our privacy policy, implementing unfair privacy practices or otherwise breaching data privacy laws, we may be forced to expend significant financial and managerial resources to defend against an action by the FTC, European Data Protection Authorities, or other state or federal enforcement agencies. Our user database holds the personal information of our users and subscribers residing in the United States and other countries, and we could be sued by those users if any of the information is misused or misappropriated. Any failure by us to adequately protect our users’ privacy and data could also result in loss of user confidence in our consumer applications and services and ultimately in a loss of active subscribers, which could adversely affect our business.

In addition, virtually every U.S. state has passed laws requiring notification to users when there is a security breach resulting in unauthorized disclosure of certain types of personal information, many of which are modeled on California’s Information Practices Act. There are a number of legislative proposals pending before the U.S. Congress and various state legislative bodies concerning data protection that could, if adopted, have an adverse effect on our business. We are unable to determine if and when such legislation may be adopted. Many jurisdictions, including the European Union, have adopted breach notification and other data protection notification laws designed to inform users of unauthorized disclosure of personally identifiable information. The introduction of new privacy and data breach laws and the interpretation of existing privacy and data breach laws in the United States, Europe and other foreign jurisdictions is constantly evolving. There is a risk that new laws may be introduced or that existing laws may be applied in a way that would conflict our current data protection practices or prevent the transfer of data between countries in which we operate.

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

Some of the video card games that we offer on our Paltalk application are based upon traditional casino games, such as poker and blackjack. We have structured and operate these games and features with gambling laws in mind and believe that these games and features do not constitute gambling. Our games are offered for entertainment purposes only and do not offer an opportunity to win earnings outside of the platform.

Employees

As of March 19, 2021, we had 22 employees. We believe that our future success depends, in part, on our continued ability to hire, assimilate and retain qualified personnel. We attract and retain employees by offering training, bonus opportunities, competitive salaries and a comprehensive benefits package.

Company Internet Site and Availability of SEC Filings

Our corporate website is located at www.paltalk.com. We make available on that site, as soon as reasonably practicable, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy statements, Current Reports on Form 8-K, other reports filed with or furnished to the SEC, as well as any amendments to those filings. Our SEC filings, as well as our Code of Conduct and other corporate governance documents, can be found in the Investor Relations section of our site and are available free of charge. Amendments to our Code of Conduct and any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules will be disclosed on our website. Information on our website is not part of this Annual Report on Form 10-K. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

Below is a summary of our risk factors with a more detailed discussion following. The risks below are those that we believe are the material risks that we currently face, but are not the only risks facing us and our business. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected.

●	The COVID-19 pandemic may adversely affect our revenues, results of operations and financial condition.
●	The success of our consumer applications is principally dependent on our active subscribers and our engagement with our user base.
●	We operate in an intensely competitive industry and any failure to attract new users could diminish or suspend our development and possibly cease our operations.
●	Our mobile applications are substantially dependent on interaction with mobile platforms and operating systems that we do not control.
●	Our business depends on developing, establishing and maintaining strong brands. If we are unable to maintain and enhance our brands, we may be unable to expand or retain our user and paying subscriber bases.
●	We may conduct a portion of our operations through informal relationships, partnerships, strategic alliances or joint ventures, and our failure to continue such relationships or resolve any material disagreements with these third parties could have a material adverse effect on the success of these operations, our financial condition and our results of operations.
●	If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings, which could seriously harm our operating results.
●	As the distribution of our products through application stores increases, we may incur additional fees from the developers of application stores.
●	Our future success is dependent, in part, on the performance and continued service of our executive officers. Without their continued service, we may be forced to interrupt or eventually cease our operations.
●	Our subscription metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.
●	Because we recognize revenue from subscriptions over the term of the subscription, the full impact of downturns or upturns in subscription sales may not be immediately reflected in our results of operations or financial condition.
●	The online live video industry is characterized by rapid technological change and the development of enhancements and new applications, and if we fail to keep pace with technological developments or launch new applications, our business may be adversely affected.
●	We plan to continue expanding our operations internationally and may be subject to increased business and economic risks that could seriously harm our business.
●	A portion of our revenue is dependent on third-party resellers, the efforts of which we do not control.
●	Foreign governments restricting access to our applications could materially adversely impact our business.
●	Our mobile applications rely on high-bandwidth data capabilities, which are subject to hardware, networks, regulations and standards that we do not control.
●	Our business depends in large part upon the availability of cost-effective advertising space through a variety of media and keeping pace with trends in consumer behavior.
●	Interruption, maintenance or failure of our programming code, servers or technological infrastructure could hurt our ability to effectively provide our applications, which could damage our reputation and harm our results of operations.
●	Security breaches, computer viruses and computer hacking attacks could harm our business, results of operations or financial condition.

●	We have faced, and we expect that we will continue to face, chargeback liability when our credit card providers resolve chargebacks in favor of their customers. We cannot accurately anticipate the extent of these liabilities, and if not properly addressed, these liabilities could increase our operating expenses or preclude us from accepting certain credit cards as a method of payment, either of which would materially adversely affect our results of operations and financial condition.

●	We may make or attempt to make acquisitions in the future, which could require significant management attention, disrupt our business, dilute our stockholders and seriously harm our business.

●	We face certain risks related to the physical and emotional safety of users and third parties.

●	We may need additional capital to execute our business plan. If we do not obtain additional financing, it could have a material adverse effect on our business, results of operations or financial condition.

●	We are subject to risks related to holding and distributing cryptocurrencies.

●	Currently, there are no regulated trading markets for cryptocurrency tokens, and therefore our ability to sell such tokens may be limited.

●	Our tokens and other cryptocurrencies that we hold may be subject to loss, theft or restriction on access.

●	Because there has been limited precedent set for financial accounting of cryptocurrencies and other digital assets, the determination that we have made for how to account for our tokens and any other digital assets we may acquire may be subject to change.

●	We may be liable as a result of information retrieved from or transmitted over the internet.

●	If there are changes in laws or regulations regarding privacy and the protection of user data, or if we fail to comply with such laws or regulations, we may face claims brought against us by regulators or users that could adversely affect our business, results of operations or financial condition.

●

Changes in laws or regulations, including laws and regulations that impact the use of the internet, such as internet neutrality laws, or laws that relate to content provided over the internet or monitoring such content, could adversely affect our business, results of operations or financial condition.

●	We may not be effective in protecting our internet domain names.

●	If we are unable to protect our intellectual property rights, we may be unable to compete with competitors developing similar technologies.

●	If we are subject to intellectual property infringement claims, it could cause us to incur significant expenses, pay substantial damages or royalties and prevent us from offering our applications.

●	Our results of operations are volatile and difficult to predict, and our stock price may decline if we fail to meet the expectations of stockholders.
●	Our common stock is usually thinly traded, stockholders may be unable to sell at or near ask prices or at all and the price of our common stock may be volatile.
●	The ownership of our common stock is significantly concentrated in a small number of investors, some of whom are affiliated with our Board of Directors and management, which could prevent stockholders from having input on the course of our operations or otherwise lead to actual or potential conflicts of interest.
●	The issuance of shares upon the exercise of stock options and unvested shares of restricted common stock may cause immediate and substantial dilution to our existing stockholders.
●	Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders.
●	If we fail to remain current on our reporting requirements, we could be removed from the OTCQB, which would limit the ability of broker-dealers to sell our common stock and the ability of stockholders to sell their common stock in the secondary market.
●	Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, a stockholder might not receive any return on investment unless the stockholder sold its shares of common stock for a price greater than that for which the shares were purchased.

●	Investor relations activities, nominal “float” and supply and demand factors may affect the price of our common stock.
●	If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud and our business may be harmed and our stock price may be adversely impacted.

Risks Related to Our Business

The COVID-19 pandemic may adversely affect our revenues, results of operations and financial condition.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has reached multiple other countries, including the United States, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in the United States and other affected countries. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 have had, and could continue to have, an adverse effect on the global markets and its economy, including on the availability and pricing of employees and resources, and other aspects of the global economy. Therefore, the impact of the COVID-19 pandemic could disrupt and cause delays in our software, disrupt the marketplace in which we operate, slow down the overall economy, curtail consumer spending, make it hard to adequately staff our operations or enter into agreements with independent contractors and have a material adverse effect on our operations. In addition, disruptions in the operations of the third parties with whom we do business have caused and could in the future cause such third parties to fail to perform under their respective contracts or commitments with us. For instance, we were party to a sublease agreement with Telecom for office space located at 122 East 42nd Street in New York, NY, pursuant to which Telecom was required to pay us $11,164 per month. Due to the COVID-19, Telecom was unable to make its monthly payments under the sublease agreement, and as a result, on June 18, 2020, we entered into an agreement with Telecom to terminate the sublease agreement. Under the terms of the agreement, Telecom vacated the offices on June 30, 2020. In addition, on June 22, 2020, we entered into an agreement to terminate our lease for this office space. Pursuant to the terms of the agreement, we vacated the offices on June 30, 2020 and agreed to forfeit our security deposit of $133,968.

To the extent that the COVID-19 pandemic causes a substantial reduction or change in timing of our cash provided by operating activities, we may be required to seek additional capital through the incurrence of debt or the issuance equity securities. For instance, on April 13, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic, we applied for a loan under the Small Business Administration (“SBA”) Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and on May 3, 2020, we entered into a promissory note with an aggregate principal amount of $506,500 (the “Note”) in favor of Citibank, N.A., as lender (the “Lender”). On January 13, 2021, the Note was fully forgiven by the SBA and the Lender in compliance with the provisions of the CARES Act. While we do not currently expect to incur additional indebtedness under the CARES Act, any inability to obtain additional liquidity as and when needed would have a material adverse effect on our business, results of operations and financial condition.

The extent to which the COVID-19 pandemic continues to impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including the actions to contain COVID-19 or treat its impact and the availability of COVID-19 vaccines, among others.

The success of our consumer applications is principally dependent on our active subscribers and our engagement with our user base.

As of March 12, 2021, our applications supported an active subscriber base of approximately 103,700 active subscribers worldwide.

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

There are a number of factors that could negatively impact user retention, growth and engagement, including, among other things:

●	users may adopt competing products instead of ours;
●	we may fail to introduce new products and services or improve upon our existing applications, or those new products and services or improvements we introduce may be poorly received;
●	our products may fail to operate effectively on mobile or other platforms;
●	we may be unable to combat spam or other hostile or inappropriate usage on our products or free speech;

●	there may be adverse changes in user sentiment about the quality or usefulness of our existing products;
●	there may be concerns about the privacy implications, safety or security of our products;
●	technical or other problems may frustrate the experience of our users, particularly if those problems prevent us from delivering our products in a fast and reliable manner;
●	we may fail to provide adequate service to our users;
●	we or other companies in our industry may be the subject of adverse media reports or other negative publicity;
●	we may not maintain our brand image or our reputation may be damaged; and
●	we may be subject to denial of service or other attacks from hackers that result in service downtime.

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

We operate in an intensely competitive industry and any failure to attract new users could diminish or suspend our development and possibly cease our operations.

The industry in which we compete is highly competitive and has few barriers to entry. If we are unable to efficiently and effectively attract new users as a result of intense competition or a saturated market, we may not be able to continue the provision, development and enhancement of our consumer applications or become profitable on a consistent basis in the future.

Important factors affecting our ability to successfully compete include:

●	the usefulness, novelty, performance and reliability of our consumer applications compared to our competitors;
●	the timing and market acceptance of our consumer applications, including developments and enhancements of our competitors’ consumer applications;
●	our ability to effectively monetize our consumer applications and the availability of free or cheaper alternatives from our competitors;
●	our ability to hire and retain talented employees, including technical employees, executives, and marketing experts;
●	the success of our customer service and support efforts;
●	our reputation and brand strength compared to our competitors;
●	competition for acquiring users that could result in increased user acquisition costs;
●	reliance upon the platforms through which our consumer applications are accessed and the platform owner’s ability to control our activities on such platforms;
●	the effectiveness of the marketing and advertisement of our consumer applications;
●	our ability to maintain advertisers’ interest in advertising through our consumer applications;
●	our ability to innovate in the ever-changing consumer applications industry in which we operate;
●	changes as a result of new legislation or regulation within the consumer applications industry; and
●	acquisitions or consolidations within the consumer applications industry.

Many of our current and potential competitors offer similar services, have longer operating histories, significantly greater capital, financial, technical, marketing and other resources and larger user or subscriber bases than we do. These factors may allow our competitors to more quickly respond to new or emerging technologies and changes in client or consumer preferences. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing strategies that may allow them to build larger user bases consisting of greater numbers of clients or paying users. Our competitors may develop applications and software that are equal or superior to our applications and software or that achieve greater market or industry acceptance. It is possible that a new application developed or offered by one of our competitors could gain rapid scale at the expense of existing brands through harnessing a new technology or distribution channel, creating a new approach to servicing clients or connecting people.

Certain entities that we do not directly compete with but that have large or dominant positions in one or more markets could use those positions to gain a competitive advantage against us by integrating competing video chat or social media platforms into products they control, such as search engines, web browsers or mobile device operating systems.

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

The number of people who access the internet through devices other than personal computers, including smart phones, cell phones and handheld tablets, has increased dramatically in the past several years and is projected to continue to increase. Accordingly, we are substantially dependent on interoperability with popular mobile platforms that we do not control, including the Apple App Store and the Google Play Store, and a portion of our revenue is derived from these two digital storefronts. There have been occasions in the past when these digital storefronts were unavailable for short periods of time or where there have been issues with the in-App purchasing functionality from the storefront. In the event that either the Apple App Store or the Google Play Store is unavailable or if in-App purchasing functionality from the storefront is non-operational for a prolonged period of time, it could have a material adverse effect on our business, results of operations or financial condition.

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

We may depend on third parties for elements of these arrangements that are important to the success of the relationship, such as the development of features or technologies to be incorporated into our applications. The performance of these third-party obligations or the ability of third parties to meet their obligations under these arrangements would be outside of our control. If these third parties do not meet or satisfy their obligations under these arrangements, the performance and success of these arrangements, and their value to us, would be adversely affected. If our current or future partners are unable to meet their obligations, we may be forced to undertake the obligations ourselves and/or incur additional expenses in order to have some other party perform such obligations. In such cases we may also be required to seek legal enforcement of our rights, the outcome of which would be uncertain. If any of these events occur, they may adversely impact us, our financial performance and results of operations, and/or adversely impact our ability to enter into similar relationships in the future.

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

We are required to test goodwill for impairment at least annually or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. As of December 31, 2020, we had recorded a total of $6.3 million of goodwill and $0.4 million of other intangible assets. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could, in turn, result in an impairment charge to our goodwill or other intangible assets. If we divest or discontinue product categories or products that we previously acquired, or if the value of those parts of our business become impaired, we also may need to evaluate the carrying value of our goodwill. Any such material charges may have a negative impact on our operating results.

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

We are dependent to a great extent upon the experience, abilities and continued service of Jason Katz, our Chief Executive Officer and Chairman of the Board of Directors, and Kara B. Jenny, our Chief Financial Officer and director. The loss of the services of these individuals would substantially affect our business or operations and could have a material adverse effect on our business, results of operations or financial condition.

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

Some of our demographic data may be incomplete or inaccurate. For example, because users self-report their dates of birth, our age-demographic data may differ from our users’ actual ages. If our users provide us with incorrect or incomplete information regarding their age or other attributes, our estimates may prove inaccurate.

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

Because we recognize revenue from subscriptions over the term of the subscription, the full impact of downturns or upturns in subscription sales may not be immediately reflected in our results of operations or financial condition.

We recognize subscription revenue from customers monthly over the term of the subscription, and subscriptions are generally offered in one-, three-, six-, twelve-, and fifteen-month terms, depending on the particular product. As a result, much of the subscription revenue we report in each period is deferred revenue from subscription agreements entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any one quarter will negatively affect our revenue in future quarters. In addition, we might not be able to immediately adjust our costs and expenses to reflect these reduced revenues. Accordingly, the effect of significant downturns in user acceptance of our applications may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to quickly increase our revenue through additional sales in any period, as revenue from new subscribers must be recognized over the term of the subscription. As a result, you should not rely on the amount of subscription revenue generated in prior quarters as an indication of future results.

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

Presently, we derive a significant portion of revenue from international territories and we plan to continue expanding our business operations abroad. In addition, we rely on outsourced services based in Russia, India and elsewhere. We may enter new international markets where we have limited or no experience in marketing, selling and deploying our products. If we fail to deploy or manage our operations in international markets successfully, our business may suffer. As our international operations increase our operating results may become more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

●	political, social, and economic instability;

●	risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, free speech and unexpected changes in laws, regulatory requirements, and enforcement;

●	potential damage to our brand and reputation due to compliance with local laws, including potential censorship and requirements to provide user information to local authorities;

●	fluctuations in currency exchange rates;

●	higher levels of credit risk and payment fraud;

●	complying with multiple tax jurisdictions;

●	reduced protection for intellectual-property rights in some countries;

●	difficulties in staffing and managing global operations and the increased travel, infrastructure and compliance costs associated with multiple international locations;

●	regulations that might add difficulties in repatriating cash earned outside the United States and otherwise preventing us from freely moving cash;

●	import and export restrictions and changes in trade regulation;

●	complying with statutory equity requirements;

●	complying with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other jurisdictions;

●	the impact of the United Kingdom’s exit from the European Union; and

●	export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control.

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

We depend on the ability to accept credit and debit card payments from our subscribers and our ability to maintain the good standing of our merchant account with our credit card providers to process subscription payments. In the event that one of our customers initiates a billing dispute and one of our credit card providers resolves the dispute in the customer’s favor, the transaction is normally charged back to us and the purchase price is credited or otherwise refunded to the customer. In addition, under current credit card practices, a merchant is liable for fraudulent credit card transactions when, as is the case with the transactions we process, that merchant does not obtain a cardholder’s signature.

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

We might need to raise additional capital or financing through debt or equity offerings to support our expansion, marketing efforts and application development programs in the future. For instance, we might require additional capital or financing to:

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

Risks Related to Our Ownership of Cryptocurrencies

We are subject to risks related to holding and distributing cryptocurrencies.

In the past, we have accepted cryptocurrencies as compensation for our services. Cryptocurrencies are not considered legal tender or backed by any government and have experienced price volatility, technological glitches and various law enforcement and regulatory interventions. The use of cryptocurrency, such as bitcoin, has been prohibited or effectively prohibited in some countries. If we fail to comply with prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences.

As part of our strategy of forming strategic alliances with cryptocurrencies companies, we may make limited investments in initial digital coin or token offerings and have received cryptocurrency tokens as compensation for services. For instance, in 2020, we launched our partnership with YouNow in the Props Developer Network, which, now that regulatory approval has been obtained, enables us to distribute YouNow’s cryptographic props tokens (“Props tokens”) to our application end users for anticipated loyalty and retention benefits. Because we receive Props tokens from YouNow to be distributed to users, we are deemed to be a statutory underwriter under Section 2(a)(11) of the Securities Act. A statutory underwriter is subject to the prospectus delivery and liability provisions of the Securities Act, Regulation M, and may be deemed to be conducting broker-dealer like activities that could in certain circumstances subject us to regulatory obligations.

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

In addition, the prices of cryptocurrency tokens are typically highly volatile and subject to exchange rate risks, as well as the risk that regulatory or other developments may adversely affect their value. Fluctuations in the market value of digital tokens could cause us to record an impairment charge on the value of our digital tokens, which would directly impact our balance sheet and statements of operations.

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

Because there has been limited precedent set for the accounting classification and measurement of cryptocurrency and other digital tokens and related revenue recognition, it is unclear how companies may in the future be required to account for digital asset transactions and assets and related revenue recognition. We are currently accounting for our tokens as indefinite-lived intangible assets in accordance with Accounting Standard Codification No. 350: Intangibles—Goodwill and Other. Indefinite-lived intangible assets are recorded at cost and are not subject to amortization, but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Our management has exercised significant judgment in determining the appropriate accounting treatment, and in the event that authoritative guidance is enacted by the Financial Accounting Standards Board, we may be required to change our policies or restate our financial statements, which could have an effect on our consolidated financial position and results from operations. Such a restatement or change in policies could adversely affect the accounting for our tokens or other cryptocurrencies that we may acquire and may more generally negatively impact our business, prospects, financial condition and results of operation.

Legal and Regulatory Risks

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

State, federal and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. These laws can be particularly restrictive in certain states and in countries outside of the United States. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industries in which we operate.

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

Several proposals are pending before federal, state, and foreign legislative and regulatory bodies or have recently been enacted that could significantly affect our business. For example, the California legislature enacted the CCPA, which became effective on January 1, 2020, and the CPRA, which expands upon the CCPA and was passed in the recent California election in November 2020. Likewise, the New York legislature enacted the New York Stop Hacks and Improve Electronic Data Security (SHIELD) Act, which went into effect on March 21, 2020. Further, the GDPR, which applies to the European Economic Area and went into effect on May 25, 2018, required us to change our policies and procedures regarding the handling of personal and sensitive data in the European Economic Area. The failure to comply with the GDPR could, in certain instances, result in penalties of up to 4% of our worldwide revenues. Any failure, or perceived failure to comply with the GDPR or other state, federal or international laws could seriously harm our business.

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

Changes in laws or regulations, including laws and regulations that impact the use of the internet, such as internet neutrality laws, or laws that relate to content provided over the internet or monitoring such content, could adversely affect our business, results of operations or financial condition.

The adoption of any laws or regulations that adversely affect the growth or use of the internet, including laws governing internet neutrality, could decrease the demand for our products and increase our cost of doing business. In January 2018, the Federal Communications Commission (the “FCC”) released an order that repealed the “open internet rules,” often known as “net neutrality,” which prohibit internet providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us. These rules also prohibited mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. The FCC order repealing the open internet rules went into effect in June 2018. In response to this decision, California and a number of states implemented their own net neutrality rules which largely mirrored the repealed federal regulations. The U.S. Department of Justice (“DOJ”) has filed suit to bar implementation of these state laws and their application remains uncertain. For instance, on February 8, 2021, the DOJ voluntarily dismissed its suit against California’s net neutrality bill. We cannot predict the outcome of similar litigation or whether the FCC order or state initiatives regulating providers will be modified, overturned, or vacated by other legal action, federal legislation, or the FCC, or the degree to which this repeal would adversely affect our business, if at all. The European Union similarly requires equal access to internet content. If the FCC, Congress, the European Union or courts modify these open internet rules, mobile providers may be able to limit our users’ ability to access our applications or make our applications a less attractive alternative to our competitors’ applications, which could materially adversely affect our business, results of operations and financial condition.

In addition, it is possible that a number of additional laws and regulations may be adopted or construed to apply to us, including gambling laws. Some of the video card games that we offer on our Paltalk application are based upon traditional casino games, such as poker and blackjack. We have structured and operate these games and features with gambling laws in mind and believe that these games and features do not constitute gambling. Our games are offered for entertainment purposes only and do not offer an opportunity to win real money. However, our video card games could in the future become subject to gambling-related laws and regulations and expose us to civil and criminal penalties. If were to become subject to such laws and regulations, we might be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements, and we may be subject to additional regulation and oversight, such as reporting to regulators, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States, Europe or elsewhere regarding these activities may lessen the growth of video card game services and impair our business.

Risks Related to Our Intellectual Property

We may not be effective in protecting our internet domain names.

We currently hold various internet domain names related to our brands and in the future may acquire new internet domain names. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our existing trademarks and other proprietary rights or those we may seek to acquire. Any such inability to protect ourselves could cause us to lose a significant portion of our members and paying subscribers to our competitors.

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

Our common stock is usually thinly traded, stockholders may be unable to sell at or near ask prices or at all and the price of our common stock may be volatile.

The shares of our common stock have usually been thinly-traded on the OTCQB Marketplace (the “OTCQB”), meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on stock price. In addition, we may experience unusual or infrequent trading events that cause the price of our common stock to fluctuate wildly. For example, the closing price of our common stock ranged from $0.63 per share to $1.75 per share for the period from January 1, 2020 to December 31, 2020.

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

As of March 12, 2021, Jason Katz, our Chairman of the Board of Directors, Chief Operating Officer and President, beneficially owned approximately 10.8% of our outstanding common stock, including shares of common stock held directly by Mr. Katz’s spouse, and The J. Crew Delaware Trust A, a trust formed by Mr. Katz for the benefit of certain of his family members, also beneficially owned approximately 34.3% of our outstanding common stock as of March 19, 2021. Mr. Katz is not a beneficiary of the trust and does not hold voting or dispositive power over the shares held by the trust.

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

As of December 31, 2020, we had approximately 479,700 shares of common stock that were issuable upon the exercise of vested outstanding stock options. The issuance of shares upon the exercise of these options may result in substantial dilution to the equity interest and voting power of holders of our common stock.

In the future, we may also issue additional shares of common stock or other securities convertible into or exchangeable for shares of common stock. Our Certificate of Incorporation currently authorizes us to issue up to 25,000,000 shares of common stock, of which 6,906,454 were outstanding as of December 31, 2020, which includes 10,000,000 shares of preferred stock with such designations, preferences and rights as determined by our Board of Directors, of which none were outstanding as of December 31, 2020. The issuance of additional shares of our common stock may substantially dilute the ownership interests of our existing stockholders. Furthermore, sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders.

Our Certificate of Incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our Company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee, agent, or stockholder of our Company to the Company or the Company’s stockholders, (iii) action asserting a claim against the Company or any director, officer, employee, agent, or stockholder of the Company arising pursuant to any provision of the Delaware General Corporation Law or our Certificate of Incorporation or our Amended and Restated By-Laws, as amended, or (iv) action asserting a claim against the Company or any director, officer, employee, agent, or stockholder of the Company governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above.

This exclusive forum provision applies to state and federal law claims, although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. In addition, this exclusive forum selection provision will not apply to claims under the Exchange Act. Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce our forum selection provision as written in connection with claims arising under the Securities Act. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers and employees.

If we fail to remain current on our reporting requirements, we could be removed from the OTCQB, which would limit the ability of broker-dealers to sell our common stock and the ability of stockholders to sell their common stock in the secondary market.

Companies trading on the OTCQB must be reporting issuers under Section 12 of the Exchange Act and must be current in their filings under the Exchange Act to maintain price quotation privileges on the OTCQB. If we fail to remain current on our reporting requirements, we could be removed from the OTCQB. As a result, the liquidity for our common stock could be adversely affected by limiting the ability of broker-dealers to sell our common stock and the ability of stockholders to sell their common stock in the secondary market.

Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, a stockholder might not receive any return on investment unless the stockholder sold its shares of common stock for a price greater than that for which the shares were purchased.

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

We have engaged an investor relations firm to create investor awareness for our Company. These campaigns may include non-deal road shows and personal, video and telephone conferences with investors and prospective investors in which our business and business practices are described. We provide compensation to our investor relations firm, and may in the future provide compensation to additional investor relations firms or financial advisory firms, for these services, and pay for newsletters, websites, mailings and email campaigns that are produced by third parties based upon publicly available information concerning us. We do not intend to review or approve of the content of such analyst reports or other writings and communications that are based upon analysts’ own research or methods. Investor relations firms are generally required to disclose when they are compensated for their efforts and the source of such compensation, but whether such disclosure is made or in compliance with applicable laws is not under our control. In addition, our investors may, from time to time, take steps to encourage investor awareness through similar activities that may be undertaken at the expense of such investors. Investor awareness activities may also be suspended or discontinued, which may impact the trading market of our common stock.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires management to evaluate and assess the effectiveness of our internal control over financial reporting. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. We have in the past failed, and may in the future fail, to maintain the adequacy of our internal controls over financial reporting. Such failure could subject us to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot provide any assurance that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline.

For example, our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that as of December 31, 2020 our internal control over financial reporting was not effective, due to the Company not having adequate controls related to changes in management within the technology that support the Company’s financial reporting function. While we have implemented changes and made improvements to our internal control over financial reporting during the year ended December 31, 2020, related to general information technology controls in the area of change management in order to remediate the material weakness identified above, our internal control over financial reporting may continue to be ineffective.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive office is located at 30 Jericho Executive Plaza in Jericho, New York 11753. The lease for the 30 Jericho Executive Plaza office space expires on November 30, 2021. We currently do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS

To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “PALT.”

The following table sets forth the range of the quarterly high and low bid price information for the fiscal quarters indicated below as reported by the OTCQB. Except for trading on the OTCQB, there is no established public trading market for our common stock.

	High Bid* ($)	Low Bid* ($)
2020
Fourth Quarter	$1.72	$0.67
Third Quarter	$2.70	$0.85
Second Quarter	$6.00	$0.60
First Quarter	$1.43	$0.76
2019
Fourth Quarter	$1.19	$1.00
Third Quarter	$2.70	$2.15
Second Quarter	$3.25	$3.25
First Quarter	$3.54	$3.54

*	The over-the-counter market quotations of the bid prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

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

Holders

As of March 19, 2021, there were approximately 79 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2020 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2020.

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

Our strategy is to approach these opportunities in a measured way, being mindful of our resources and evaluating factors such as potential revenue, time to market and amount of capital needed to invest in the opportunity.

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

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”), was reported to have surfaced in Wuhan, China, and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in affected countries. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 has had, and could continue to have, an adverse effect on the global markets and its economy, including on the availability and pricing of employees and resources, and other aspects of the global economy. Although we cannot predict the impact that the COVID-19 pandemic will have on our business or results of operations in future periods, to date, our core multimedia social applications have been able to support the increased demand we have experienced. On April 13, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic, we applied for a loan under the Small Business Administration (“SBA”) Paycheck Protection Program under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and on May 3, 2020, we entered into a promissory note with an aggregate principal amount of $506,500 (the “Note”) in favor of Citibank, N.A., as lender (the “Lender”). On January 13, 2021, the Note was fully forgiven by the SBA and the Lender in compliance with the provisions of the CARES Act. We do not expect to incur additional indebtedness under the CARES Act.

Paltalk continues to serve as a form of safe and entertaining communication during this global pandemic and in order to help those affected in hardest hit countries will continue to offer some of its group video conferencing services free of charge to select countries.

Sale of Secured Communications Assets

As previously announced, on February 24, 2020, we entered into an Asset Purchase Agreement, which was subsequently amended and restated on May 29, 2020 (the “Amended and Restated Agreement”) with SecureCo, LLC (the “Buyer”), pursuant to which we agreed to sell substantially all of the assets related to its secure communications business (the “Secured Communications Assets”) to the Buyer (the “Asset Sale”). The Secured Communications Assets included communication solutions and operations capabilities for secure messaging and data applications, and software and middleware for enterprise and government client targets.

On July 23, 2020, we completed the Asset Sale for a cash purchase price of $250,000, $150,000 of which was paid at closing and $100,000 of which is payable in four equal installments over the fifteen-month period following the closing of the Asset Sale. The Amended and Restated Agreement also provides for a revenue sharing arrangement, pursuant to which we are entitled to receive quarterly royalty payments ranging from 5% to 10% of certain revenues received by the Buyer, with the aggregate amount of such royalty payments not to exceed $500,000. On January 25, 2021, we received the first instalment of payment of $25,000. We do not expect to continue to pursue secure communications products or technology implementation services as part of our overall business strategy.

Discontinued Operations

In January 2019, we sold substantially all of the assets related to our dating service business under the domain names FirstMet, 50more and The Grade (collectively, the “Dating Services Business”). As a result, during the first quarter of 2019, we began to separately report the results of the Dating Services Business as a discontinued operation in our consolidated statements of operations and present the related assets and liabilities as held for sale in our consolidated balance sheets. These changes have been applied for all periods presented. Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from our continuing operations. Refer to Note 3 of the notes to our consolidated financial statements for additional information on discontinued operations.

Operational Highlights and Objectives

During the year ended December 31, 2020, we executed key components of our objectives:

●	reported net income of $1.4 million for the year ended December 31, 2020, compared to net loss of $8.4 million for the year ended December 31, 2019, by growing subscription revenue compared to the same period last year and by executing on our streamlined operating plan, which eliminated costs associated with our secure communications business headcount;

●	achieved positive net cash flow of $2.2 million for the year ended December 31, 2020, an improvement of $5.3 million when compared to the year ended December 31, 2019, and positive cash flow from operations, an improvement of $5.9 million when compared to the year ended December 31, 2019;

●	decreased our operating expenses by $12.3 million, or 51.5%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, through a streamlined plan of operations;

●	launched the YouNow Inc. (“YouNow”) props infrastructure (the “Props platform”) on our Camfrog and Paltalk applications, which enables us to distribute cryptographic props tokens (“Props tokens”) to our end users for anticipated loyalty and retention benefits; and

●	completed the sale of our secure communications business for an aggregate purchase price of $250 thousand, which provides for future revenue share potential of up to an additional $0.5 million, allowing us to participate in the upside of that business without losing focus on our core application business.

For the near term, our business objectives include:

●	implementing several enhancements to our live video chat applications, including the integration of games and other features focused on new user acquisition, retention and monetization, which collectively are intended to increase usage and revenue opportunities;

●	launching real time voice and video card games on our Paltalk and Camfrog video-based applications;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other entities that are synergistic to our businesses;

●	focusing on our core business to continue to leverage efficiencies gained during 2020 and expand our core business in a cost-efficient way;

●	continuing to develop our consumer application platform strategy by seeking potential partnerships with large third-party communities to whom we could promote a co-branded version of our video chat products and potentially share in the incremental revenues generated by these partner communities;

●	taking steps towards listing our common stock on a national securities exchange; and

●	continuing to defend our intellectual property.

Sources of Revenue

Our main sources of revenue are subscription, advertising and other fees generated from users of our core video chat products. We expect that the majority of our revenue in future periods will continue to be generated from our core video chat products. We also generate technology service revenue under licensing and service agreements that we negotiate with third parties which includes development, integration, engineering, licensing or other services that we provide.

Subscription Revenue

Our video chat platforms generate revenue primarily through subscription fees. Our tiers of subscriptions provide users with unlimited video windows and levels of status within the community. Multiple subscription tiers are offered in different durations depending on the product from one-, six- and twelve-month terms, which continue to vary as we continue to test and optimize length and pricing. Longer-term plans (those with durations longer than one month) are generally available at discounted monthly rates. Levels of membership benefits are offered in tiers, with the least membership benefits in the lowest paid tier and the most membership benefits in the highest paid tier. Our membership tiers are “Plus,” “Extreme,” “VIP” and “Prime” for Paltalk and “Pro,” “Extreme” and “Gold” for Camfrog. We also hold occasional promotions that offer discounted subscriptions and virtual gifts.

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

Technology Service Revenue

Technology service revenue is generated under service and partnership agreements that we negotiate with third parties which includes development, integration, engineering, licensing or other services that we provide.

Secure Communications. During 2019 and the first quarter of 2020, we received technology service revenue in connection with our technology services agreement (the “ProximaX Agreement”) with ProximaX Limited (“ProximaX”). Effective June 24, 2019, we entered into a termination agreement with ProximaX (the “Termination Agreement”), pursuant to which ProximaX was required to make certain payments to us on a monthly basis through the remainder of 2019. Since there is no assurance of collectability on the payments due under the Termination Agreement, revenue is being recognized as the payments are received. As described above, we recently sold our Secured Communications Assets. We do not anticipate generating any material technology service revenue in the future or continuing to pursue secure communications software solutions as part of our business strategy.

Technology Partnerships. During the second quarter of 2020, we also recorded technology service revenue in connection with our agreement to serve as a launch partner with YouNow and to integrate YouNow’s Props platform into our Camfrog and Paltalk applications (the “YouNow Agreement”). Pursuant to the terms of the YouNow Agreement, YouNow agreed to pay us, in exchange for our services, an aggregate of 10.5 million cryptographic props tokens (“Props tokens”) upon the achievement of certain milestones as follows: (i) 3.0 million Props tokens upon execution of the YouNow Agreement, (ii) 4.0 million Props tokens upon the integration of the Props platform in the Camfrog application and (iii) 3.5 million Props tokens due upon the integration of the Props platform in the Paltalk application. The upfront fee is recognized as revenue under the output method based on the direct measurements of the value of services transferred to date to the customer, relative to the remaining services under the YouNow Agreement. The milestones fees are recognized as revenue on the completion dates of integration services performed.

In addition, during the year ended December 31, 2020, we received 1.1 million Props tokens for a validator service and 13.5 million Props tokens under YouNow’s loyalty Props platform that was implemented on our Paltalk and Camfrog applications. The loyalty platform is used to drive engagement and empower users financially by providing users with the ability to earn Props tokens while using the Paltalk and Camfrog applications. The number of Props tokens earned by users for the year ended December 31, 2020 was 3.6 million, which is recorded under digital tokens payable in the consolidated balance sheets and the net revenue earned is recorded under technology service revenue in the consolidated statements of operations. The total net revenue value is recognized as earned.

In the determining the value of the revenue for the Props tokens, we converted the Props tokens into U.S. dollars using an independent third-party valuation. Digital tokens earned, receivable or payable before June 30, 2020, were recorded based on a $0.02 fair value estimated at the end of the reporting period. Digital tokens earned, receivable or payable from July 1, 2020 through December 31, 2020 were recorded based on an estimated fair value of $0.039.

We expect that our future business development partnerships are likely to contain pricing and other custom terms based on the needs of the client, which may include compensation in the form of cash or cryptocurrency tokens or a mix of cash and cryptocurrency tokens.

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

	Year Ended December 31,
	2020	2019
Active subscribers (as of period end)	103,700	103,800
Subscription bookings	$12,195,725	$11,766,709
Net cash provided by (used in) operating activities	$1,435,300	$(4,465,363)
Net income (loss)	$1,371,262	$(8,380,060)
Adjusted EBITDA	$1,955,854	$135,422
Adjusted EBITDA as percentage of total revenue	15.2%	0.9%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net income (loss) adjusted to exclude net loss from discontinued operations, interest income, net, gain from the sale of Secured Communications Assets, other expense, net, gain on the sale of the Dating Services Business, income tax expense (benefit) from continuing operations, gain on office lease termination, impairment loss on goodwill, loss on disposal of property and equipment, depreciation and amortization expense, impairment loss on digital tokens and stock-based compensation expense.

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect cash capital expenditures for assets underlying depreciation and amortization expense that may need to be replaced or for new capital expenditures;

●	Adjusted EBITDA does not reflect our working capital requirements;

●	Adjusted EBITDA does not consider the gain from the office lease cancellation;

●	Adjusted EBITDA does not reflect the impairment loss on digital tokens or goodwill;

●	Adjusted EBITDA does not consider the potentially dilutive impact of stock-based compensation;

●	Adjusted Adjusted EBITDA does not reflect the gain on the sale of our dating applications, the gain on sale of Secured Communications Assets, the net loss from discontinued operations or income tax expense (benefit) from continuing operations; and

●	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

	Year Ended December 31,
	2020	2019
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$1,371,262	$(8,380,060)
Interest income, net	(7,119)	(156,423)
Net loss from discontinued operations	-	104,880
Gain on sale of the Dating Services Business	-	(826,770)
Income tax expense from continuing operations	387	17,672
Depreciation and amortization expense	571,725	605,415
Gain on office lease termination	(141,001)	-
Impairment loss on goodwill	-	6,760,222
Gain from sale of Secured Communications Assets	(250,000)	-
Loss on disposal of property and equipment	39,238	-
Other expense	128,165	-
Impairment loss on digital tokens	-	625,368
Stock-based compensation expense	243,197	1,385,118
Adjusted EBITDA	$1,955,854	$135,422

Results of Operations

The following table sets forth consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Years Ended December 31,
	2020	2019
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	20.1%	20.8%
Sales and marketing expense	6.4%	6.9%
Product development expense	39.2%	42.9%
General and administrative expense	24.7%	41.5%
Impairment loss on goodwill	-%	44.2%
Total costs and expenses	90.4%	156.4%
Income (loss) from operations from continuing operations	9.6%	(56.4)%
Interest income, net	0.1%	1.0%
Impairment loss on digital tokens	-%	(4.1)%
Gain from sale of Secured Communications Assets	1.9%	-%
Other expense	(1.0)%	-%
Income (loss) from continuing operations before provision for income taxes	10.6%	(59.5)%
Income tax benefit (expense)	(0.0)%	0.9%
Net income (loss) from continuing operations	10.6%	(58.6)%
Income tax expense on discontinued operations	-%	(1.0)%
Gain on sale of discontinued operations	-%	5.4%
Loss from discontinued operations	-%	(0.7)%
Net income from discontinued operations	-%	3.7%
Net income (loss)	10.6%	(54.9)%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenue

Total revenue decreased to $12,832,672 for the year ended December 31, 2020 from $15,283,617 for the year ended December 31, 2019. The decrease was primarily driven by a decline of $2,898,627 in technology service revenue generated under the ProximaX Agreement, which was partially offset by an increase in subscription revenue.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenue for the year ended December 31, 2020 and the year ended December 31, 2019, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

	Years Ended December 31,		$ Increase	% Increase	% of Revenue Years Ended December 31,
	2020	2019	(Decrease)	(Decrease)	2020	2019
Subscription revenue	$11,966,497	$11,405,787	$560,710	4.9%	93.3%	74.6%
Advertising revenue	325,475	438,503	(113,028)	(25.8)%	2.5%	2.9%
Technology service revenue	540,700	3,439,327	(2,898,627)	(84.3)%	4.2%	22.5%
Total revenue	$12,832,672	$15,283,617	$(2,450,945)	(16.0)%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the year ended December 31, 2020 increased by $560,710, or 4.9%, as compared to the year ended December 31, 2019. The increase in subscription revenue was primarily driven by increased activity across all products from our existing users resulting from an approximately 5.0% increase in subscription revenue per active subscriber. In addition, we experienced a change in the proportion of revenue generated between revenue from subscriptions and revenue from virtual gifts due to strategic alignment of discounted price promotion.

Advertising Revenue

Our advertising revenue for the year ended December 31, 2020 decreased by $113,028, or 25.8%, as compared to the year ended December 31, 2019. The decrease in advertising revenue was primarily due to a decline in the volume of advertising impressions related to changes in third-party advertising partners.

Technology Service Revenue

Our technology service revenue decreased by $2,898,627, or 84.3%, as compared to the year ended December 31, 2019. The decrease in technology service revenue was primarily driven by the termination of the ProximaX Agreement, which was partially offset by $525,748 generated under the YouNow Agreement.

Costs and Expenses

Total costs and expenses for the year ended December 31, 2020 decreased by $12,308,973, or 51.5%, as compared to the year ended December 31, 2019. The following table presents our costs and expenses for the years ended December 31, 2020 and 2019, the decrease between those periods and the percentage decrease between those periods and the percentage of total revenue that each represented for those periods:

	Years Ended December 31,		$	%	% of Revenue Years Ended December 31,
	2020	2019	(Decrease)	(Decrease)	2020	2019
Cost of revenue	$2,573,083	$3,174,453	$(601,370)	(18.9)%	20.1%	20.8%
Sales and marketing expense	825,069	1,056,967	(231,898)	(21.9)%	6.4%	6.9%
Product development expense	5,025,482	6,563,449	(1,537,967)	(23.4)%	39.2%	42.9%
General and administrative expense	3,166,343	6,343,859	(3,177,516)	(50.1)%	24.7%	41.5%
Impairment loss on goodwill	-	6,760,222	(6,760,222)	(100.0)%	-%	44.2%
Total costs and expenses	$11,589,977	$23,898,950	$(12,308,973)	(51.5)%	90.4%	156.4%

Cost of revenue

Our cost of revenue for the year ended December 31, 2020 decreased by $601,370, or 18.9%, as compared to the year ended December 31, 2019. The decrease in cost of revenue for the year ended December 31, 2020 was primarily driven by a decrease of approximately $201,600 in hosting expenses and approximately $354,700 of compensation and software expenses related to the terminated ProximaX Agreement.

Sales and marketing expense

Our sales and marketing expense for the year ended December 31, 2020 decreased by $231,898, or 21.9%, as compared to the year ended December 31, 2019. The decrease in sales and marketing expense for the year ended December 31, 2020 was primarily due to a decrease in overall marketing expenditures across all products as we increased our focus in social media.

Product development expense

Our product development expense for the year ended December 31, 2020 decreased by $1,537,967, or 23.4%, as compared to the year ended December 31, 2019. The decrease in product development expense was primarily driven by reduced headcount in our product and engineering teams resulting in approximately $1,290,800 of reduced salary and other related expenses. Additionally, for the year ended December 31, 2020, there was a reduction of approximately $201,600 of compensation expense related to the terminated ProximaX Agreement.

General and administrative expense

Our general and administrative expense for the year ended December 31, 2020 decreased by $3,177,516, or 50.1%, as compared to the year ended December 31, 2019. The decrease in general and administrative expense for the year ended December 31, 2020 was primarily due to headcount reductions resulting in approximately $1,924,600 of reduced salary, stock-based compensation and other related expenses. In addition, the decrease in general and administrative expense was in part due to reduced legal fees of approximately $505,400, reduced depreciation expense of approximately $184,800 and reduced rent expense of $329,300 resulting from an office lease termination.

Impairment loss on goodwill

There was no goodwill impairment for the year ended December 31, 2020. At December 31, 2019, a $6,760,222 goodwill impairment was recorded for the year ended December 31, 2019 due to the instability and declining market price of our common stock. At December 31, 2019, the market price per share of our common stock declined to $1.29 and, as such, we concluded that the goodwill should be reduced as result of the decline in the market price of our common stock. At December 31, 2020 and 2019, goodwill was $6,326,250.

Non-Operating Income

The following table presents the components of non-operating income for the year ended December 31, 2020 and the year ended December 31, 2019, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

	Years Ended December 31,		$ Increase	% Increase	% of Revenue Years Ended December 31,
	2020	2019	(Decrease)	(Decrease)	2020	2019
Interest income, net	$7,119	$156,423	$(149,304)	(95.4)%	0.1%	1.0%
Impairment loss on digital tokens	-	(625,368)	625,368	100.0%	-%	(4.1)%
Gain from the sale of Secured Communications Assets	250,000	-	250,000	100.0%	1.9%	-%
Other expense	(128,165)	-	(128,165)	(100.0)%	(1.0)%	-%
Income from discontinued operations	-	562,625	(562,625)	(100.0)%	-%	3.7%
Total non-operating income	$128,954	$93,680	$35,274	37.7%	1.0%	0.6%

Non-operating income for the year ended December 31, 2020 was $128,954, a net increase of $35,274, or 37.7%, as compared to non-operating income of $93,680 for the year ended December 31, 2019. The increase in non-operating income was driven by a $250,000 gain from the sale of the Secured Communications Assets and by the absence of impairment loss during the year ended December 31, 2020, which was partially offset by a $72,823 loss recognized upon the sale of 124,752,914 XPX tokens during the year ended December 31, 2020.

Liquidity and Capital Resources

	Years Ended December 31,
	2020	2019
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$1,435,300	$(4,465,363)
Net cash provided by investing activities	225,406	1,339,060
Net cash provided by (used in) financing activities	497,656	(2,015)
Net change in cash and cash equivalents	$2,158,362	$(3,128,318)

Currently, our primary source of liquidity is cash on hand and cash flows from continuing operations, and we believe that our cash balance and our expected cash flow from operations will be sufficient to meet all of our financial obligations for the twelve months from the date of this report. As of December 31, 2020, we had $5,585,420 of cash and cash equivalents.

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

On May 3, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic, we entered into a promissory note under the Small Business Administration (“SBA”) Paycheck Protection Program under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in favor of in favor of Citibank, N.A., as lender (the “Lender”) in the aggregate principal amount of $506,500 (the “Note”). The Note has a two-year term, matures on May 3, 2022, and bears interest at a stated rate of 1.0% per annum. Monthly principal and interest payments commenced in December 2020. We did not provide any collateral or guarantees for the Note, nor did we pay any facility charge to obtain the Note. The Note provided for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. On January 13, 2021, the Note was fully forgiven by the SBA and the Lender in compliance with the provisions of the CARES Act. We do not expect to incur additional indebtedness under the CARES Act.

On May 29, 2020, we completed the sale of the Secured Communications Assets for a cash purchase price of $250,000, $150,000 of which was paid at closing and $100,000 of which is payable in four equal installments over the fifteen-month period following the closing. The Amended and Restated Agreement also provides for a revenue sharing arrangement, pursuant to which we are entitled to receive quarterly royalty payments ranging from 5% to 10% of certain revenues received by the Buyer, with the aggregate amount of such royalty payments not to exceed $500,000.

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

Operating Activities

Net cash provided by operating activities was $1,435,300 for the year ended December 31, 2020, as compared to net cash used in operating activities of $4,465,363 for the year ended December 31, 2019. The increase in net cash provided by operating activities of $5,900,663 was as a direct result of our streamlined plan of operations to reduce expenses. For the year ended December 31, 2020, operating expenses were reduced by $12.3 million, or 51.5%, compared to the year ended December 31, 2019.

Investing Activities

Net cash provided by investing activities was $225,406 for the year ended December 31, 2020, as compared to net cash provided by investing activities of $1,339,060 for the year ended December 31, 2019. The decrease in net cash provided by investing activities for the year ended December 31, 2020 was primarily due to the absence of proceeds from the sale of the Dating Services Business, offset by the proceeds received from the sale of digital tokens and the sale of the Secured Communications Assets.

Financing Activities

Net cash provided by financing activities was $497,656 for the year ended December 31, 2020 as compared to net cash used in financing activities of $2,015 for the year ended December 31, 2019. The increase in net cash provided by financing activities for the year ended December 31, 2020 was primarily due to the Note proceeds received in order to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic. This increase was offset by the repurchase of common stock pursuant to our stock repurchase plan.

Contractual Obligations and Commitments

As discussed above, on May 3, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic, we entered into the Note in favor of the Lender in the aggregate principal amount of $506,500. The Note has a two-year term, matures on May 3, 2022, and bears interest at a stated rate of 1.0% per annum. Monthly principal and interest payments commenced in December 2020. We did not provide any collateral or guarantees for the Note, nor did we pay any facility charge to obtain the Note. The Note provided for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. On January 13, 2021, the Note was fully forgiven by the SBA and the Lender in compliance with the provisions of the CARES Act. We do not expect to incur additional indebtedness under the CARES Act.

On May 1, 2019, we entered into a lease agreement for office space located at 122 East 42nd Street in New York, NY and paid a $133,968 security deposit in the form of a letter of credit. The term of the lease ran until April 26, 2023. Our monthly office rent payments under the lease were approximately $33,492 per month. On June 22, 2020, we entered into an agreement to terminate the lease for this office space. Pursuant to the terms of the agreement, we vacated the offices on June 30, 2020 and we agreed to forfeit its security deposit of $133,968.

On May 1, 2019, we entered into a sublease agreement with Telecom Infrastructure Corp. (“Telecom”) for office space located at 122 East 42nd Street in New York, NY, pursuant to which Telecom was required to pay us $11,164 per month. The term of the sublease ran until April 26, 2023. On June 18, 2020, we entered into an agreement to terminate the sublease for this office space. Pursuant to the terms of the agreement, Telecom vacated the offices on June 30, 2020. Following the termination of the lease for office space at 122 East 42nd Street, we moved our principal offices to 30 Jericho Executive Plaza in Jericho, New York. We entered into the lease agreement with Jericho Executive Center LLC on June 7, 2016 for office space at 30 Jericho Executive Plaza, which commenced on September 1, 2016 and runs through November 30, 2021. Our monthly office rent payments under the lease are currently approximately $5,900 per month.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

of Paltalk, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paltalk, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the Accounting for and Disclosure of Digital Tokens and Related Technology Service Revenue

As disclosed in Notes 2 and 7 to the consolidated financial statements, the Company’s digital tokens, which mainly consist of utility tokens (“Props”), held as of December 31, 2020, are accounted for as indefinite-lived intangible assets, and have been included in non-current assets on the consolidated balance sheet. The Company’s digital tokens as of December 31, 2020 totaled $439,145.

Also, as disclosed in Note 2 and 7 to the consolidated financial statements, during the year ended December 31, 2020 the Company entered into a contract with a customer to provide technology services, which included the Company agreeing to serve as a launch partner, integrate the customer’s Props infrastructure into the Company’s multimedia social applications, perform side-chain validator services and operate a loyalty program for the customer. Additionally, the Company was to provide Props under the loyalty platform to its customers based on their usage and activities on its multimedia social applications. In exchange for these services, the revenue earned by the Company was to be paid in Props. The Props were recorded at their estimated fair value on the transaction dates. In connection with the agreement, the Company recognized revenue related to the technology services of $525,748, of which $210,000 was included as a receivable as of December 31, 2020. Digital tokens owed to the Company’s customers under the loyalty program as of December 31, 2020 totaled $123,397 and were recorded as a current liability.

We identified the accounting for and disclosure of digital tokens and the related technology service revenue as a critical audit matter for the following reasons. Currently, no authoritative guidance exists for the accounting for and disclosure of digital assets in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company’s management has exercised significant judgment in their determination of how existing GAAP should be applied to the accounting for digital assets, the related technology service revenue, the associated financial statement presentation and accompanying footnote disclosures. Further, specialists were required to perform audit procedures to test the valuation of the Props token used in the determination of the Company’s recognition of technology service revenue, and with the associated carrying amounts of the digital token assets and liability.

The primary procedures we performed to address this critical audit matter included the following:

●	We evaluated management’s rationale for the application of Accounting Standards Codification (“ASC”) 350 to account for its digital tokens held and application of ASC 606 for the related technology service revenue;
●	We evaluated management’s basis for recording digital token intangible assets and receivables as a non-current asset, and digital tokens payable as a current liability on the balance sheet;
●	We evaluated management’s disclosures of its digital token activity in the financial statement footnotes;
●	We confirmed digital asset receivables and payables with the Company’s customer and examined supporting documentation and evidence of Props earned by the Company and its customers;
●	We tested the digital token activity by comparing the Company’s digital tokens wallet records to publicly available blockchain records;
●	We performed testing procedures to gain reasonable assurance that the digital wallets and associated addresses were owned by the Company; and
●	We utilized our internal valuation specialist to test the valuation methods and assumptions used by management to estimate the value of the digital tokens earned and held.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016.

Melville, NY

March 23, 2021

PALTALK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$5,585,420	$3,427,058
Accounts receivable, net of allowances of $3,648 and $23,832, as of December 31, 2020 and 2019, respectively	71,410	130,686
Prepaid expense and other current assets	236,704	167,441
Total current assets	5,893,534	3,725,185
Digital tokens receivable	210,000	-
Operating lease right-of-use asset	68,967	685,042
Property and equipment, net	255,777	620,059
Goodwill	6,326,250	6,326,250
Intangible assets, net	381,210	627,891
Digital tokens	439,145	148,229
Other assets	13,937	86,876
Total assets	$13,588,820	$12,219,532

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$742,141	$1,007,851
Accrued expenses and other current liabilities	254,084	434,739
Operating lease liabilities, current portion	68,967	178,479
Digital tokens payable	123,397	-
Term debt, current portion	338,792	-
Deferred subscription revenue	2,058,721	1,829,493
Total current liabilities	3,586,102	3,450,562
Operating lease liabilities, non-current portion	-	583,075
Term debt, non-current portion	167,708	-
Total liabilities	3,753,810	4,033,637
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 6,916,404 and 6,878,904 shares issued and 6,906,454 and 6,877,004 shares outstanding as of December 31, 2020 and 2019, respectively	6,917	6,879
Treasury stock, 9,950 and 1,900 shares, at par as of December 31, 2020 and 2019, respectively	(10,859)	(2,015)
Additional paid-in capital	21,568,041	21,281,382
Accumulated deficit	(11,729,089)	(13,100,351)
Total stockholders’ equity	9,835,010	8,185,895
Total liabilities and stockholders’ equity	$13,588,820	$12,219,532

The accompanying notes are an integral part of these consolidated financial statements.

PALTALK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019
Revenues
Subscription revenue	$11,966,497	$11,405,787
Advertising revenue	325,475	438,503
Technology service revenue	540,700	3,439,327
Total revenue	12,832,672	15,283,617
Costs and expenses
Costs of revenue	2,573,083	3,174,453
Sales and marketing expense	825,069	1,056,967
Product development expense	5,025,482	6,563,449
General and administrative expense	3,166,343	6,343,859
Impairment loss on goodwill	-	6,760,222
Total costs and expenses	11,589,977	23,898,950
Income (loss) from continuing operations	1,242,695	(8,615,333)
Interest income, net	7,119	156,423
Gain from sale of Secured Communications Assets	250,000	-
Other expense	(128,165)	-
Impairment loss on digital tokens	-	(625,368)
Income (loss) from continuing operations before provision for income taxes	1,371,649	(9,084,278)
Income tax (expense) benefit	(387)	141,593
Net income (loss) from continuing operations	1,371,262	(8,942,685)
Discontinued Operations:
Gain on sale from discontinued operations	-	826,770
Loss from discontinued operations	-	(104,880)
Income tax expense from discontinued operations	-	(159,265)
Net income from discontinued operations	-	562,625
Net income (loss)	1,371,262	(8,380,060)

Basic net income (loss) per share of common stock:
Continuing operations	$0.20	$(1.30)
Discontinued operations	-	0.08
Net income (loss) per share of common stock	$0.20	$(1.22)
Diluted net income (loss) per share of common stock:
Continuing operations	$0.20	$(1.30)
Discontinued operations	-	0.08
Net loss per share of common stock	$0.20	$(1.22)
Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic	6,884,690	6,873,652
Diluted	6,887,808	6,873,652

The accompanying notes are an integral part of these consolidated financial statements.

PALTALK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2018	6,868,679	$6,869	-	-	$19,867,259	$(4,720,291)	$15,153,837
Stock-based compensation expense for restricted stock awards and stock options	-	-	-	-	1,385,118	-	1,385,118
Issuance of common stock for consulting services	10,225	10	-	-	29,005	-	29,015
Repurchases of common stock	-	-	(1,900)	(2,015)	-	-	(2,015)
Net loss	-	-	-	-	-	(8,380,060)	(8,380,060)
Balance at December 31, 2019	6,878,904	$6,879	(1,900)	(2,015)	$21,281,382	$(13,100,351)	$8,185,895
Stock-based compensation expense	-	-	-	-	243,197	-	243,197
Issuance of common stock for consulting services	37,500	38	-	-	43,462	-	43,500
Repurchases of common stock	-	-	(8,050)	(8,844)	-	-	(8,844)
Net income	-	-	-	-	-	1,371,262	1,371,262
Balance at December 31, 2020	6,916,404	$6,917	(9,950)	$(10,859)	$21,568,041	$(11,729,089)	$9,835,010

The accompanying notes are an integral part of these consolidated financial statements.

PALTALK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,371,262	$(8,380,060)
Less: Income from discontinued operations	-	562,625
Income (loss) from continuing operations	1,371,262	(8,942,685)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation of property and equipment	325,044	349,082
Amortization of intangible assets	246,681	256,332
Amortization of operating lease right-of-use assets	104,083	178,158
Gain on lease termination	(141,001)	-
Loss on disposal of property and equipment	39,238	-
Write-off of note receivable	56,042	-
Stock-based compensation	243,197	1,385,118
Common stock issued for consulting services	43,500	29,015
Bad debt expense	4,015	-
Impairment loss on goodwill	-	6,760,222
Impairment loss on digital tokens	-	625,368
Realized (gain) loss from the sale of digital tokens	72,823	(70,995)
Changes in operating assets and liabilities:
Credit card holdback receivable	-	83,175
Accounts receivable	55,261	196,100
Digital tokens	(439,145)	-
Digital tokens receivable	(210,000)	-
Operating lease liability	(107,674)	(101,647)
Digital tokens payable	123,397	-
Prepaid expense and other current assets	(219,263)	113,550
Other assets	16,897	29,891
Accounts payable, accrued expenses and other current liabilities	(378,285)	(2,138,302)
Deferred subscription revenue	229,228	360,922
Deferred technology service revenue	-	(3,379,435)
Net cash provided by (used in) continuing operating activities	1,435,300	(4,266,131)
Net cash used in discontinued operating activities	-	(199,232)
Net cash provided by (used in) operating activities	1,435,300	(4,465,363)
Cash flows from investing activities:
Payment for property and equipment, including website development, net	-	(391,230)
Proceeds from Secured Communications Assets	150,000	-
Proceeds from the sale of digital tokens	75,406	130,290
Net cash provided by (used in) continuing investing activities	225,406	(260,940)
Net cash provided by discontinued investing activities	-	1,600,000
Net cash provided by investing activities	225,406	1,339,060
Cash flows from financing activities:
Borrowings of term debt	506,500	-
Purchase of treasury stock	(8,844)	(2,015)
Net cash provided by (used in) financing activities	497,656	(2,015)
Net increase (decrease) in cash and cash equivalents	2,158,362	(3,128,318)
Balance of cash and cash equivalents at beginning of period	3,427,058	6,555,376
Balance of cash and cash equivalents at end of period	$5,585,420	$3,427,058

The accompanying notes are an integral part of these consolidated financial statements.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

The accompanying consolidated financial statements include Paltalk, Inc. and its wholly owned subsidiaries, A.V.M. Software, Inc., Paltalk Software Inc., Paltalk Holdings, Inc., Tiny Acquisition Inc., Camshare, Inc., Fire Talk LLC and Vumber LLC (collectively, the “Company”).

Effective May 15, 2020, the Company changed its name from “PeerStream, Inc.” to “Paltalk, Inc.” In connection with the name change, the Company changed its trading symbol on the OTCQB Marketplace from “PEER” to “PALT.”

The Company is a communications software innovator that powers multimedia social applications. The Company’s product portfolio includes Paltalk and Camfrog, which together host a large collection of video-based communities. The Company’s other products include Tinychat and Vumber. The Company has an over 20-year history of technology innovation and holds 18 patents.

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has since reached multiple other countries, including the United States, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in affected countries. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 has had, and could continue to have, an adverse effect on the global markets and its economy, including on the availability and pricing of employees and resources, and other aspects of the global economy. Although the Company cannot predict the impact that the COVID-19 pandemic will have on its business or results of operations in future periods, to date, the Company’s core multimedia social applications have been able to support the increased demand the Company has experienced. On May 3, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic, the Company entered into a promissory note with an aggregate principal amount of $506,500 (the “Note”) in favor of Citibank, N.A., as lender (the “Lender”) under the Small Business Administration (“SBA”) Paycheck Protection Program under the recently enacted Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). On January 13, 2021, the Note was fully forgiven by the SBA and the Lender in compliance with the provisions of the CARES Act.

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

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

The fair value framework under the guidance issued by the Financial Accounting Standards Board (“FASB’”) requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, would generally require significant management judgment. The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

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

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term nature of these instruments.

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

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the years ended December 31, 2020 and 2019, subscriptions were offered in durations of one-, three-, six- and twelve- month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying consolidated balance sheets. Deferred revenue at December 31, 2019 was $1,829,493, of which $1,829,493 was subsequently recognized as subscription revenue during the year ended December 31, 2020. The ending balance of deferred revenue at December 31, 2020 was $2,058,721.

In addition, the Company offers virtual gifts to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and are under the users’ control. Virtual gift revenue is recognized upon the users’ redemption of virtual gifts at the fixed transaction price and included in subscription revenue in the accompanying consolidated statements of operations. Virtual gift revenue is presented as deferred revenue in the consolidated balance sheets until virtual gifts are redeemed. Virtual gift revenue was $5,188,858 and $5,079,837 for the years ended December 31, 2020 and 2019, respectively. The ending balance of deferred revenue from virtual gifts at December 31, 2020 and 2019 was $348,677 and $411,326, respectively.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Technology Service Revenue

Secure Communications. During 2019 and the first quarter of 2020, technology service revenue consisted of revenue that was recognized under the Company’s technology services agreement (the “ProximaX Agreement”) with ProximaX Limited (“ProximaX”) and was recognized based upon proportional performance using labor hours as the unit of measurement. Pursuant to the terms of the ProximaX Agreement, ProximaX agreed to pay the Company, among other things, up to an aggregate of $10.0 million of cash or certain highly liquid cryptocurrencies in exchange for the Company’s services, $5.0 million of which was paid in May 2018, $2.5 million of which was due upon completion the second development milestone set forth in the ProximaX Agreement and $2.5 million of which was due upon completion of the third development milestone set forth in the ProximaX Agreement.

Effective June 24, 2019, the Company and ProximaX entered into an agreement to terminate the ProximaX Agreement (the “Termination Agreement”) and provide for payment terms for the remaining $2.5 million due under the ProximaX Agreement. The portion of the upfront fee that remained unrecognized as of the termination of the ProximaX Agreement was $1.6 million and was recognized as revenue upon such termination, in addition to the $1.7 million of revenue recognized in the first quarter of 2019. Since there is no assurance of collectability on the remaining payments, revenue is being recognized as the payments under the Termination Agreement are received. For the year ended December 31, 2020, the Company recognized approximately $15.0 thousand in revenue in connection with payments received under the Termination Agreement.

On July 23, 2020, the Company completed an asset sale in relation to the secure communications assets. See Note 15, Sale of Secure Communication Assets, to the consolidated financial statements for further information. The Company does not expect to continue to pursue secure communications products or technology implementation services as part of its overall business strategy.

Technology Partnerships. During the second and third quarters of 2020, the Company recorded technology service revenue in connection with its agreement to serve as a launch partner with YouNow, Inc. (“YouNow”) and to integrate YouNow’s props infrastructure (the “Props platform”) into its Camfrog and Paltalk applications (as amended, the “YouNow Agreement”).

Pursuant to the terms of the YouNow Agreement, YouNow agreed to pay the Company, in exchange for the Company’s services, an aggregate of 10.5 million cryptographic props tokens (“Props tokens”) upon the achievement of certain milestones as follows: (i) 3.0 million Props tokens upon execution of the YouNow Agreement, (ii) 4.0 million Props tokens upon the integration of the Props platform in the Company’s Camfrog application and (iii) 3.5 million Props tokens due upon the integration of the Props platform in the Company’s Paltalk application. In determining the value of the contract, the Company converted the Props tokens into U.S. dollars using an independent third-party valuation. The Props tokens were estimated to have a price equal to $0.02 per token (see Note 7 for additional information on the fair value of the Props tokens) at the contract inception date. The total contract value to be recognized was estimated to be $210,000, which is recognized on the completion dates of the integration services performed.

The upfront fee is recognized as revenue under the output method based on the direct measurements of the value of services transferred to date to the customer, relative to the remaining services under the contract. During the year ended December 31, 2020, the Company recognized $60,000 of the upfront fee and $150,000 from the completion of the first and second integration milestones under technology service revenue in the consolidated statements of operations and digital tokens receivable in the consolidated balance sheets.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, during the year ended December 31, 2020, the Company received 1.1 million Props tokens for a validator service and 13.5 million Props tokens under YouNow’s loyalty Props platform that was implemented on the Company’s Paltalk and Camfrog applications. The loyalty platform is used to drive engagement and empower users financially by providing users with the ability to earn Props tokens while using the Paltalk and Camfrog applications. The number of Props tokens earned by users for the year ended December 31, 2020 was 3.6 million, which is recorded under digital tokens payable in the consolidated balance sheets, and the net revenue earned is recorded under technology service revenue in the consolidated statements of operations.

In the determining the value of the revenue for the validator service and digital tokens earned through the loyalty platform, the Company converted the Props tokens into U.S. dollars using an independent third-party valuation (see Note 7 for additional information on the fair value of the Props tokens). The total net revenue value to be recognized was estimated to be $315,748 which is recognized as earned.

Revisions to the Company’s estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and can be reasonably estimated. Contract losses are the amount by which the estimated costs of the contract exceed the estimated total revenue that will be generated by the contract and are included in cost of revenues in the Company’s consolidated statements of operations. There were no contract losses for the periods presented.

Digital Tokens

At December 31, 2019, digital tokens consisted of XPX tokens received in connection with the ProximaX Agreement. At December 31, 2020, digital tokens and digital tokens receivable consist of Props tokens received in connection with the YouNow Agreement. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies and other digital tokens under current GAAP, management has exercised significant judgment in determining the appropriate accounting treatment and in the event that authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

The Company determined to account for digital tokens as indefinite-lived intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other. Indefinite-lived intangible assets are not amortized but assessed for impairment annually, or more frequently when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital token at the time its fair value is being measured.

In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. Otherwise, it is required to perform a quantitative impairment test. If, at the time of an impairment test, the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to the excess is recognized. Subsequent reversal of impairment losses is not permitted.

Gains (if any) are not recorded until realized upon sale, at which point they would be presented net of any impairment losses in the Company’s consolidated statements of operations. In determining the gain to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the specific digital token sold immediately prior to sale.

The Company determines the fair value of its digital tokens on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement. See Note 7, Digital Tokens, to the consolidated financial statements for further information regarding the Company’s digital tokens.

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

Sales and marketing

Sales and marketing expense consists primarily of advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel engaged in sales and sales support functions. Advertising and promotional spend includes online marketing, including fees paid to search engines, and offline marketing, which primarily consists of partner-related payments to those who direct traffic to the Company’s brands. Total advertising expense for the year ended December 31, 2020 was approximately $0.8 million and $1.1 million for the year ended December 31, 2019.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product development

Product development expense, which relates to the development of technology of the Company’s applications, consists primarily of compensation (including stock-based compensation) and other employee-related costs that are not capitalized for personnel engaged in the design, testing and enhancement of service offerings as well as amortization of capitalized website development costs.

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

The Company records uncertain tax positions in accordance with ASC No. 740, Accounting for Income Taxes (“ASC 740”) on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the accompanying consolidated balance sheets.

Stock-Based Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation, the Company measures the compensation costs of stock-based compensation arrangements based on the grant date fair value of granted instruments and recognizes the costs in the financial statements over the period during which employees are required to provide services. Stock-based compensation arrangements include stock options and restricted stock awards.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity instruments issued to non-employees are recorded on the basis of the fair value of the instruments, as required by Accounting Standards Update (“ASU”) No. 2018-07, Compensation — Stock Compensation (Topic 718) (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned.

The fair value of each option granted under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) and 2016 Long-Term Incentive Plan (the “2016 Plan”) was estimated using the Black-Scholes option-pricing model (see Note 10 for further details). Using this model, fair value is calculated based on assumptions with respect to the (i) expected volatility of the Company’s common stock price, (ii) expected life of the award, which for options is the period of time over which employees and non- employees are expected to hold their options prior to exercise, (iii) expected dividend yield on the Company’s common stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. Expected volatility is estimated based on the Company’s historical volatilities. The expected life of options has been determined using the “simplified” method, which uses the midpoint between the vesting date and the end of the contractual term. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying dividends in the foreseeable future.

Net Income (Loss) Per Share

Basic earnings and loss per share are computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted income (loss) per share.

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

Receivables

Accounts receivable are composed of amounts due from our advertising partners and from credit card processing companies following the initiation of subscription arrangements originated by the Company’s subscribers, which pay by credit card. These receivables are unsecured and are typically settled by the payment processing company within several days of transaction processing accordingly, an allowance for doubtful accounts is considered. Accounts receivable from advertising partners and payment processing companies amounted to $71,410 and $130,686 on December 31, 2020 and December 31, 2019, respectively.

As of December 31, 2020, three advertising partners accounted for 61% of accounts receivable. As of December 31, 2019, three advertising partners accounted for 47% of accounts receivable.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company tests the recorded amount of goodwill for impairment on an annual basis on December 31 of each fiscal year or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. The Company has one reporting unit. The Company performed a qualitative assessment and concluded that no impairment existed as of December 31, 2020, compared to an impairment of $6.8 million for the year ended December 31, 2019 (See Note 5 for further details on the impairment recorded for the year ended December 31, 2019).

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

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

Effective December 31, 2018, the Company accounts for its leases under ASC 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheets as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.

Recent Accounting Pronouncements

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

In the first quarter of 2019, management determined that the disposal of the Dating Services Business met the criteria for presentation as discontinued operations. Accordingly, the results of the Dating Services Business are presented as discontinued operations in the Company’s consolidated statements of operations through January 31, 2019, the date of sale, and are excluded from continuing operations for all periods presented. In addition, the assets and liabilities of the Dating Services Business are classified as held for sale in the Company’s consolidated balance sheets for all periods presented.

The following tables summarize the major line items included in loss from discontinued operations for the Dating Services Business for the periods presented:

	Year Ended December 31,
	2020	2019
Revenues	$-	$440,225
Costs of revenue	-	(115,338)
Sales and marketing expense	-	(270,200)
Product development expense	-	(76,845)
General and administrative expense	-	(82,722)
Loss from discontinued operations	$-	$(104,880)

There were no major line items included in loss from discontinued operations for the Dating Services Business for the year ended December 31, 2020.

4.	Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	December 31,
	2020	2019
Computer equipment	$866,459	$3,706,017
Website development	3,076,323	3,076,323
Furniture and fixtures	47,463	89,027
Leasehold improvements	-	32,726
Total property and equipment	3,990,245	6,904,093
Less: Accumulated depreciation	(3,734,468)	(6,284,034)
Total property and equipment, net	$255,777	$620,059

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense, which includes amortization of website development costs, for the years ended December 31, 2020 and 2019 was $325,044 and $349,082, respectively.

Loss on disposal of property and equipment for the years ended December 31, 2020 and 2019 was $39,238 and $0, respectively, as a result from the termination of one of our office leases.

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

The Company determined there were no indicators that would lead to a test for impairment during the year ended December 31, 2020. Goodwill was $6,326,250 at December 31, 2020 and December 31, 2019.

6.	Intangible Assets, Net

Intangible assets, net consisted of the following for the periods presented:

	December 31,
	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$50,000	$(28,750)	$21,250	$50,000	$(26,250)	$23,750
Trade names, trademarks, product names, URLs	555,000	(493,648)	61,352	555,000	(446,479)	108,521
Internally developed software	1,990,000	(1,990,000)	-	1,990,000	(1,959,655)	30,345
Subscriber/customer relationships	2,279,000	(1,980,392)	298,608	2,279,000	(1,813,725)	465,275
Total intangible assets	$4,874,000	$(4,492,790)	$381,210	$4,874,000	$(4,246,109)	$627,891

Amortization expense for the years ended December 31, 2020 and 2019 was $246,681 and $256,332, respectively. The aggregate amortization expense for each of the next five years and thereafter is estimated to be $184,667 in 2021, $149,944 in 2022, $18,000 in 2023, $17,354 in 2024, $2,500 in 2025 and $8,745 thereafter.

7.	Digital Tokens

At December 31, 2019, digital tokens consisted of XPX tokens received in connection with the ProximaX Agreement. At December 31, 2020, digital tokens and digital tokens receivable consist of Props tokens received in connection with the YouNow Agreement. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies and other digital tokens under current GAAP, the Company has determined to account for these tokens as indefinite-lived intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other until further guidance is issued by the FASB.

XPX Tokens

Prior to September 2019, the fair value of the Company’s XPX tokens had been based on the quoted market prices for the XPX tokens (Level 1 inputs). In September 2019, the Kryptono Exchange announced that as part of its periodic review of its listed digital assets it was determined that ProximaX no longer met its standards for continued listing. Accordingly, it delisted and ceased trading for XPX tokens on October 4, 2019. Because the value of XPX as listed on other exchanges had declined significantly, the Company recorded an impairment charge in the amount of $625,368 which is reported as a component of other income and expenses in the accompanying consolidated statements of operations for the year ended December 31, 2019.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2020, the Company sold 124,752,914 digital tokens for proceeds of $75,406. The recorded loss of approximately $72,800 is included under other expense, net in the consolidated statements of operations.

Props Tokens

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

To calculate the fair value of the Props tokens received and receivable pursuant to the YouNow Agreement, the Company, through a third-party valuation, used the backsolve method, which utilizes the option pricing method to calculate the implied value of the Props tokens based on the most recent transaction price publicly available (Level 3 inputs). For purposes of the Backsolve method, the Company used a precedent transaction in which Props tokens were purchased at a price of $0.07 per Props token. The precedent transaction also included the issuance of warrants to purchase additional Props tokens at a strike price of $0.07 per Props token. Using the Backsolve method, the Company took into account the strike price of the warrants issued in the precedent transaction and then determined the allocated value of the Props tokens as though it were a basket purchase.

The implied fair value of the Props tokens represents a marketable basis of value. As the Props tokens do not currently have access to a liquid marketplace, a discount for lack of marketability was applied to the implied fair value using a protective put calculation. A summary of the key inputs used in the Backsolve model at December 31, 2020 are summarized as follows:

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

Digital tokens earned, receivable or payable before June 30, 2020, were recorded based on a $0.02 fair value estimated at the end of the reporting period. Digital tokens earned, receivable or payable from July 1, 2020 through December 31, 2020 were recorded based on an estimated fair value of $0.039.

At December 31, 2020, the Company recorded $439,145 under digital tokens, $123,397 under digital tokens payable and $210,000 under digital tokens receivable pursuant to the YouNow Agreement.

8.	Income Taxes

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest, (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing recoverability of AMT tax credits. Given the Company’s full valuation allowance position, the CARES Act did not have a material impact on the financial statements.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s provision for income taxes is comprised of the following:

	December 31,
	2020	2019
Current
Federal	$-	$(151,597)
State and local	387	10,004
Total Current	387	(141,593)
Deferred
Federal	-	-
State and local	-	-
Total Deferred	-	-
Total Provision (Benefit)	$387	$(141,593)

In 2020, the Company recorded an income tax provision of $387 for state and local taxes. In 2019, as a result of the gain recorded in discontinued operations related to the sale of the Dating Services Business, the Company recorded an income tax benefit of $159,265 from continuing operations pursuant to the intra-period allocation guidance in ASC 740-20-45-7 which was partially offset by an income tax provision of $17,672 for state and local taxes. The Company also recorded an income tax expense of $159,265 allocated to discontinued operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred Tax Assets:
Net operating losses	$4,098,329	$4,265,150
Share-based compensation	859,100	989,763
Amortization of Intangible Assets	769,742	1,056,162
Rent	15,272	168,036
Tax Credits	62,969	62,969
Other	160,762	72,032
Subtotal	5,966,174	6,614,116
Less Valuation Allowance:	(5,903,825)	(6,349,900)
Total Deferred Tax Assets	62,349	264,216
Deferred Tax Liabilities:
Property and equipment	(62,349)	(264,216)
Total Deferred Tax Liabilities	(62,349)	(264,216)
Net Deferred Tax Assets	$-	$-

In assessing the Company’s ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based on these factors including cumulative losses in recent years, the Company determined that its deferred tax assets are not realizable on a more-likely-than-not basis and has recorded a valuation allowance against its net deferred tax assets. The Company’s valuation allowance decreased by $446,075 during 2020. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, the Company has U.S. federal net operating loss carryforwards of approximately $18.3 million, of which $14.4 million may be subject to a significant annual limitation under Section 382 of the Internal Revenue Code. Of the $18.3 million, approximately, $17.1 million will expire in 2030 to 2037, if not utilized. The remaining $1.2 million may be carried forward indefinitely.

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate of 21% for 2020 and 2019 as follows:

	2020	2019
Federal statutory rate	21.0%	21.0%
Permanent differences	0.2%	(6.7)%
State and local taxes	1.9%	(0.2)%
Valuation allowance	(37.0)%	(0.1)%
Deferred tax adjustment	0.0%	(9.9)%
Share based compensation	14.6%	(2.7)%
Other	(0.6)%	0.1%
Effective tax rate	0.1%	1.6%

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2020, the Company has no uncertain tax positions. As such, there are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2020.

The Company files a federal income tax return and income tax returns in various state tax jurisdictions. The open tax years for the federal income tax return is 2017 through 2020. The state income tax returns have varying statutes of limitations. The open tax years relating to any of the Company’s federal and state net operating losses begin in 2009.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	December 31,
	2020	2019
Compensation, benefits and payroll taxes	$226,500	$138,001
Income tax payable	-	17,672
Other accrued expenses	27,584	279,066
Total accrued expenses and other current liabilities	$254,084	$434,739

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Stockholders’ Equity

The 2011 Plan was terminated as to future awards on May 16, 2016. A total of 121,930 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The 2016 Plan was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of December 31, 2020, there were 853,999 shares available for future issuance under the 2016 Plan.

Treasury Shares

On April 29, 2019, the Company implemented a stock repurchase plan to repurchase up to $500,000 of its common stock for cash. The repurchase plan expired on April 29, 2020. The Company had purchased 9,950 shares of its common stock under the repurchase plan as of April 29, 2020 and has classified them as treasury shares on the Company’s consolidated balance sheets.

Shares issued for consulting services

On August 11, 2020, the Company issued 37,500 shares of its common stock to a consultant as consideration for investor relations services. The total expense for these grants was $43,500 and is included in general and administrative expense in the consolidated statements of operations.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the years ended:

	December 31,
	2020	2019
Expected volatility	188.0%	171.0-177.0%
Expected life of option	5.3	5.0-6.3
Risk free interest rate	0.6%	1.7-2.5%
Expected dividend yield	0.0%	0.0%

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

The following tables summarize stock option activity during the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2020	1,021,243	$4.82
Granted	24,000	0.80
Exercised during period	-	-
Forfeited or canceled, during the period	(421,777)	3.52
Expired, during the period	(1,430)	10.50
Outstanding at December 31, 2020	622,036	$5.53
Exercisable at December 31, 2020	479,702	$6.28

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020, there was $128,879 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.01 years.

On December 31, 2020, the aggregate intrinsic value of stock options that were outstanding and exercisable was $15,840. On December 31, 2019, there was no aggregate intrinsic value of stock options that were outstanding and exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the year ended December 31, 2020, the Company granted options to the Company’s board of directors to purchase an aggregate of 24,000 shares of common stock. These options vest over one year and have a term of ten years and have a weighted average exercise price of $0.80.

The aggregate fair value for the options granted during the years ended December 31, 2020 and 2019 was $18,664 and $469,179, respectively.

Stock-based compensation expense for the Company’s stock options included in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2020	2019
Cost of revenue	$1,527	$1,478
Sales and marketing expense	90	130
Product development expense	19,491	117,375
General and administrative expense	222,089	710,013
Total stock-based compensation expense	$243,197	$828,996

11.	Net Income (Loss) Per Share

Basic earnings and loss per share are computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted income (loss) per share. For the year ended December 31, 2020, 618,918 of shares issuable upon the exercise of outstanding stock options were not included in the computation of diluted net income per share for continuing operations because their inclusion would be antidilutive. For the year ended December 31, 2020, 3,118 of shares issuable upon the exercise of outstanding stock options were included in the computation of diluted net income per share for continuing operations because their inclusion would be dilutive. For the year ended December 31, 2019, 1,021,243 of shares issuable upon the exercise of outstanding stock options were not included in the computation of diluted net income (loss) per share for continuing operations because their inclusion would be antidilutive.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the net income (loss) per share calculation for the periods presented:

	Years Ended December 31,
	2020	2019
Net income (loss) from continuing operations – basic and diluted	$1,371,262	$(8,380,060)

Total weighted average shares outstanding – basic	6,884,690	6,873,652
Dilutive potential options	3,118	-
Total weighted average shares outstanding – diluted	6,887,808	6,873,652
Per share data:
Basic from continuing operations	$0. 20	(1.22)
Diluted from continuing operations	$0. 20	$(1.22)

12.	Leases

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

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with ASC 842, the Company accounted for the cancellation of the lease by removing the right-of-use asset and the lease liability from the consolidated balance sheets, with a profit recognized for the difference. The Company recorded a net gain on the office lease cancellation of $141,001, which is reflected in the consolidated statements of operations for the year ended December 31, 2020.

As of December 31, 2020, the Company had no long-term leases that were classified as financing leases. As of December 31, 2020, the Company did not have additional operating and financing leases that had not yet commenced.

At December 31, 2020, the Company had operating lease liabilities of approximately $0.1 million and right-of-use assets of approximately $0.1 million, which are included in the consolidated balance sheets.

Total rent expense for the year ended December 31, 2020 was $206,347, of which $36,095 was sublease income. Total rent expense for the year ended December 31, 2019 was $394,636. Rent expense is recorded under general and administrative expense in the consolidated statements of operations.

The following table summarizes the Company’s operating leases for the periods presented:

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities:	$107,674	$178,158
Weighted average assumptions:
Remaining lease term	0.9	3.1
Discount rate	3.5%	2.5%

On December 31, 2020, future minimum payments under non-cancelable operating leases were as follows:

For the years ending December 31,	Amount
2020	$84,370
Total	$84,370
Less: present value adjustment	(15,403)
Present value of minimum lease payments	$68,967

13.	Term debt

On April 13, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the coronavirus pandemic, the Company applied for a loan under the SBA Paycheck Protection Program under the recently enacted CARES Act. On May 3, 2020, the Company entered into the Note in favor of the Lender.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Note has a two-year term, matures on May 3, 2022, and bears interest at a stated rate of 1.0% per annum. Monthly principal and interest payments commenced in December 2020. The Company did not provide any collateral or guarantees for the Note, nor did the Company pay any facility charge to obtain the Note. The Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the Note at any time without incurring any prepayment charges.

The Note may be partially or fully forgiven if the Company complies with the provisions of the CARES Act, including the use of Note proceeds for payroll costs, rent, utilities and certain other expenses as defined in the CARES Act. Any forgiveness of the Note will be subject to approval by the SBA and the Lender.

Total term debt	$506,500
Less: current portion of term debt	(338,792)
Non-current portion of term debt	$167,708

On January 13, 2021, the Note was fully forgiven by the SBA and the Lender in compliance with the provisions of the CARES Act.

14.	Commitments and contingencies

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

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of December 31, 2020.

15.	Sale of Secured Communications Assets

On February 24, 2020, the Company entered into an Asset Purchase Agreement, which was subsequently amended and restated on May 29, 2020 (the “Amended and Restated Agreement”) with SecureCo, LLC (the “Buyer”), pursuant to which the Company agreed to sell substantially all of the assets related to its secure communications business (the “Secured Communications Assets”) to the Buyer (the “Asset Sale”). The Secured Communications Assets included communication solutions and operations capabilities for secure messaging and data applications, and software and middleware for enterprise and government client targets.

On July 23, 2020, the Company completed the Asset Sale for a cash purchase price of $250,000, $150,000 of which was paid at closing and $100,000 of which is payable in four equal installments over the fifteen-month period following the closing of the Asset Sale and was recorded under other current assets in the consolidated balance sheets as of December 31, 2020. The Amended and Restated Agreement also provides for a revenue sharing arrangement, pursuant to which the Company is entitled to receive quarterly royalty payments ranging from 5% to 10% of certain revenues received by the Buyer, with the aggregate amount of such royalty payments not to exceed $500,000. The gain on the Asset Sale was recorded in the statements of operations for the year ended December 31, 2020. The sale of the Secured Communications Assets did not meet the requisite criteria to constitute discontinued operations or held for sale, as the historical results of Company’s secured communications business were not material to its results of operations.

16.	Subsequent Events

On January 13, 2021, the Note, with an aggregate principal amount of $506,500 was fully forgiven by the SBA and the Lender in compliance with the provisions of the CARES Act.

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

Based on the evaluation as of December 31, 2020, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020, and based on that evaluation they concluded that our internal control over financial reporting was not effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2020, the Company determined that the following item constituted a material weakness:

●	The Company does not have adequate controls related to change management within the technology that support the Company’s financial reporting function.

During the year ended December 31, 2020, the Company made significant improvements to its key process related to change management around technology support. However, the Company determined that the residual risk remaining still caused the material weakness to exist. Accordingly, the Company intends to remediate the material weakness for the year ending December 31, 2021.

Changes in Internal Control over Financial Reporting

We have implemented changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the year ended December 31, 2020, related to general information technology controls in the area of change management in order to remediate the material weakness identified above. However, the Company determined that the residual risk remaining still caused the material weakness to exist. Accordingly, the Company intends to remediate the material weakness for the year ending December 31, 2021.

There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2020 (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.	Exhibits

The following exhibits are required by Item 601 of Regulation S-K.

(a)	Documents filed as part of this Annual Report.

2.	Financial Statement Schedules

3.	Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed herewith:

2.1#	Agreement and Plan of Merger, dated September 13, 2016, by and among Paltalk, Inc., SAVM Acquisition Corporation, A.V.M. Software, Inc. and Jason Katz (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 14, 2016 by the Company with the SEC).

2.2#	Asset Purchase Agreement, by and between Paltalk, Inc. and The Dating Company, LLC, dated as of January 31, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on February 4, 2018 by the Company with the SEC).

2.3#	Amended and Restated Asset Purchase Agreement, dated as of May 29, 2020, by and between Paltalk, Inc. and SecureCo, LLC (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q of the Company filed on August 6, 2020 by the Company with the SEC).

3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed February 11, 2011 by the Company with the SEC).

3.2	Certificate of Amendment to Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed February 11, 2011 by the Company with the SEC).

3.3	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of the Company filed on March 14, 2016 by the Company with the SEC).

3.4	Certificate of Amendment to Certificate of Incorporation, dated May 19, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

3.5	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2017 (incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed on March 28, 2017 by the Company with the SEC).

3.6	Certificate of Amendment to Certificate of Incorporation, dated May 25, 2017 (incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2017 by the Company with the SEC).

3.7	Certificate of Amendment to Certificate of Incorporation, effective March 12, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 13, 2018 by the Company with the SEC).

3.8	Certificate of Amendment to the Certificate of Incorporation, effective May 15, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on May 15, 2020 by the Company with the SEC).

3.9	Amended and Restated By-Laws of Paltalk, Inc., as amended April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-52176) of the Company filed April 25, 2012 by the Company with the SEC).

3.10	Amendment No. 1 to the Amended and Restated By-Laws of Paltalk, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed September 8, 2017 by the Company with the SEC).

3.11	Amendment No. 2 to the Amended and Restated By-Laws of Paltalk, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on March 13, 2018 by the Company with the SEC).

3.12	Amendment No. 3 to the Amended and Restated By-Laws of Paltalk, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 25, 2020 by the Company with the SEC).

3.13	Amendment No. 4 to the Amended and Restated By-Laws of Paltalk, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on May 15, 2020 by the Company with the SEC).

4.1	Specimen Stock Certificate of Paltalk, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-226003) of the Company filed on November 27, 2018 by the Company with the SEC).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of the Company filed on March 24, 2020 by the Company with the SEC).

10.1	Statement of Rights and Responsibilities, by and between Paltalk, Inc. and Facebook Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.2	Registered Apple Developer Agreement, by and between Paltalk, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.3	iOS Developer Program License Agreement, by and between Paltalk, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.4†	Amended and Restated Paltalk, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-52176) of the Company filed on November 14, 2011 by the Company with the SEC).

10.5†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.6†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.7†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.8†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-52176) of the Company filed on November 14, 2011 by the Company with the SEC).

10.9†	Paltalk, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 16, 2016 by the Company with the SEC).

10.10†	First Amendment to Paltalk, Inc. 2016 Long Term Incentive Plan, dated as of April 10, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 30, 2017 by the Company with the SEC).

10.11†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.12†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.13†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.14†	Executive Employment Agreement, dated October 7, 2016, by and between Paltalk, Inc. and Jason Katz (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.15	Registration Rights Agreement, dated October 7, 2016, by and between Paltalk, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.16†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 15, 2017 by the Company with the SEC).

10.17	Termination Agreement, dated as of June 29, 2019, by and between Paltalk, Inc. and ProximaX Limited. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed July 5, 2019 by the Company with the SEC).

10.18†	Employment Agreement, dated May 5, 2017, by and between Paltalk, Inc. and Arash Vakil (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed on May 9, 2018).

10.19	First Amendment to Registration Rights Agreement, dated June 15, 2018, by and between the Company and Clifford Lerner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on June 19, 2018 by the Company with the SEC).

10.20†	Employment Agreement, dated December 9, 2019, by and between Paltalk, Inc. and Kara Jenny (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of the Company filed on March 24, 2020 by the Company with the SEC).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Paltalk, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
†	Management contract or compensatory plan arrangement.
*	Filed herewith.
**	The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Paltalk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2021	PALTALK, INC.

	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Katz	Chief Executive Officer and Chairman of the Board	March 23, 2021
Jason Katz	(Principal Executive Officer)

/s/ Kara Jenny	Chief Financial Officer and Director	March 23, 2021
Kara Jenny	(Principal Financial and Accounting Officer)

/s/ Yoram “Rami” Abada	Director	March 23, 2021
Yoram “Rami” Abada

/s/ Lance Laifer	Director	March 23, 2021
Lance Laifer

/s/ John Silberstein	Director	March 23, 2021
John Silberstein