Form 10-Q
period 2021-03-31
PALTALK, INC.
filed 2021-05-11
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-38717

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2021
Common Stock, par value $0.001 per share	6,906,454*

*	Excludes 9,950 shares of common stock that are held as treasury stock by Paltalk, Inc.

PALTALK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

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

i

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

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

ii

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

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 1A. Risk Factors” in Part II of this report and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission on March 23, 2021. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this report, except to the extent required by applicable securities laws.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALTALK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,681,475	$5,585,420
Accounts receivable, net of allowances of $3,648 as of March 31, 2021 and December 31, 2020, respectively	49,708	71,410
Prepaid expense and other current assets	189,180	236,704
Total current assets	5,920,363	5,893,534
Digital tokens receivable	210,000	210,000
Operating lease right-of-use asset	52,833	68,967
Property and equipment, net	206,997	255,777
Goodwill	6,326,250	6,326,250
Intangible assets, net	335,043	381,210
Digital tokens	657,430	439,145
Other assets	13,937	13,937
Total assets	$13,722,853	$13,588,820

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$627,699	$742,141
Accrued expenses and other current liabilities	49,553	254,084
Operating lease liabilities, current portion	52,834	68,967
Digital tokens payable	185,866	123,397
Term debt, current portion	-	338,792
Deferred subscription revenue	2,023,794	2,058,721
Total current liabilities	2,939,746	3,586,102
Term debt, non-current portion	-	167,708
Total liabilities	2,939,746	3,753,810
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, and 6,916,404 shares issued and 6,906,454 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	6,917	6,917
Treasury stock, 9,950 and 9,950 shares, at par as of March 31, 2021 and December 31, 2020, respectively	(10,859)	(10,859)
Additional paid-in capital	21,599,409	21,568,041
Accumulated deficit	(10,812,360)	(11,729,089)
Total stockholders’ equity	10,783,107	9,835,010
Total liabilities and stockholders’ equity	$13,722,853	$13,588,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Subscription revenue	$3,139,365	$2,650,123
Advertising revenue	76,821	55,667
Technology service revenue	155,816	14,952
Total revenues	3,372,002	2,720,742
Costs and expenses:
Cost of revenue	646,715	622,724
Sales and marketing expense	257,451	191,670
Product development expense	1,297,264	1,250,696
General and administrative expense	761,710	1,019,254
Total costs and expenses	2,963,140	3,084,344
Income (loss) from operations	408,862	(363,602)
Interest income, net	2,467	12,187
Gain on extinguishment of term debt	506,500	-
Other expense	-	(84,469)
Income (loss) from operations before provision for income taxes	917,829	(435,884)
Provision for income taxes	(1,100)	(2,500)
Net income (loss)	$916,729	$(438,384)

Net income (loss) per share of common stock:
Basic	$0.13	$(0.06)
Diluted	$0.13	$(0.06)
Weighted average number of shares of common stock used in calculating net income (loss) per share of common stock:
Basic	6,906,454	6,873,571
Diluted	6,906,454	6,873,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Common	Stock	Treasury	Stock	Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2019	6,878,904	$6,879	(1,900)	$(2,015)	$21,281,382	$(13,100,351)	$8,185,895
Stock-based compensation expense	-	-	-	-	89,206	-	89,206
Repurchases of common stock	-	-	(6,600)	(7,240)	-	-	(7,240)
Net loss	-	-	-	-	-	(438,384)	(438,384)
Balance at March 31, 2020	6,878,904	$6,879	(8,500)	$(9,255)	$21,370,588	$(13,538,735)	$7,829,477
Balance at December 31, 2020	6,916,404	$6,917	(9,950)	$(10,859)	$21,568,041	$(11,729,089)	$9,835,010
Stock-based compensation expense	-	-	-	-	31,368	-	31,368
Net income	-	-	-	-	-	916,729	916,729
Balance at March 31, 2021	6,916,404	6,917	(9,950)	(10,859)	21,599,409	(10,812,360)	10,783,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$916,729	$(438,384)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Depreciation of property and equipment	48,780	88,860
Amortization of intangible assets	46,167	64,084
Amortization of operating lease right-of-use assets	16,134	38,529
Realized loss from the sale of digital tokens	-	28,427
Gain on extinguishment of term debt	(506,500)	-
Stock-based compensation	31,368	89,206
Bad debt expense	(3,235)	-
Changes in operating assets and liabilities:
Accounts receivable	24,937	7,885
Digital tokens	(218,285)	-
Operating lease liability	(16,133)	(38,654)
Digital tokens payable	62,469	-
Prepaid expenses and other current assets	47,524	7,871
Other assets	-	56,042
Accounts payable, accrued expenses and other current liabilities	(318,973)	177,885
Deferred subscription revenue	(34,927)	(64,859)
Net cash provided by operating activities	96,055	16,892
Cash flows from investing activities:
Net cash provided by investing activities	-	-
Cash flows from financing activities:
Purchase of treasury stock	-	(7,240)
Net cash used in financing activities	-	(7,240)
Net increase in cash and cash equivalents	96,055	9,652
Balance of cash and cash equivalents at beginning of period	5,585,420	3,427,058
Balance of cash and cash equivalents at end of period	$5,681,475	$3,436,710

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

The condensed consolidated financial statements included in this report have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The Company has not included certain information and notes required by GAAP for complete financial statements pursuant to those rules and regulations, although it believes that the disclosure included herein is adequate to make the information presented not misleading. The condensed consolidated financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 23, 2021 (the “Form 10-K”).

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheets and statements of operations, cash flows and changes in stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the three months ended March 31, 2021 are not necessarily indicative of results for the year ending December 31, 2021, or for any other period.

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

During the three months ended March 31, 2021, there were no significant changes made to the Company’s significant accounting policies.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes”, as part of its initiative to reduce complexity in the accounting standards. The ASU eliminates certain exceptions from Accounting Standards Codification (“ASC”) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Measurements

The fair value framework under the guidance issued by the FASB requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, would generally require significant management judgment. The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

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

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, revenue from contracts with customers is recognized when control of the promised services is transferred to the customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. Sales tax is excluded from reported revenue. The Company has elected the practical expedient allowable by the guidance to not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less.

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the three months ended March 31, 2021 and 2020, subscriptions were offered in durations of one-, three-, six- and twelve-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets. Deferred revenue at December 31, 2020 was $2,058,721, of which $779,803 was subsequently recognized as subscription revenue during the three months ended March 31, 2021. The ending balance of deferred revenue at March 31, 2021 was $2,023,794.

In addition, the Company offers virtual gifts to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and are under the users’ control. Virtual gift revenue is recognized upon the users’ redemption of virtual gifts at the fixed transaction price and included in subscription revenue in the accompanying condensed consolidated statements of operations. Virtual gift revenue is presented as deferred revenue in the condensed consolidated balance sheets until virtual gifts are redeemed. Virtual gift revenue was $1,420,130 for the three months ended March 31, 2021. Virtual gift revenue was approximately $1,215,061 for the three months ended March 31, 2020. The ending balance of deferred revenue from virtual gifts at March 31, 2021 and 2020 was $349,472 and $204,121, respectively.

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

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Technology Service Revenue

The Company records technology service revenue in connection with its agreement to serve as a launch partner with YouNow, Inc. (“YouNow”) and to integrate YouNow’s props infrastructure (the “Props platform”) into its Camfrog and Paltalk applications (as amended, the “YouNow Agreement”).

Pursuant to the terms of the YouNow Agreement, YouNow agreed to pay the Company, in exchange for the Company’s services, an aggregate of 10.5 million cryptographic props tokens (“Props tokens”) upon the achievement of certain milestones as follows: (i) 3.0 million Props tokens upon execution of the YouNow Agreement, (ii) 4.0 million Props tokens upon the integration of the Props platform in the Company’s Camfrog application and (iii) 3.5 million Props tokens due upon the integration of the Props platform in the Company’s Paltalk application. In determining the value of the contract, the Company converted the Props tokens into U.S. dollars using an independent third-party valuation. The Props tokens were estimated to have a price equal to $0.02 per token (see Note 5 for additional information on the fair value of the Props tokens) at the contract inception date. The total contract value to be recognized was estimated to be $210,000, which was recognized on the completion dates of the integration services performed during the second and third quarter of 2020.

The upfront fee was recognized as revenue under the output method based on the direct measurements of the value of services transferred to date to the customer, relative to the remaining services under the contract. During the year ended December 31, 2020, the Company recognized $60,000 of the upfront fee and $150,000 from the completion of the first and second integration milestones under technology service revenue in the condensed consolidated statements of operations and digital tokens receivable in the condensed consolidated balance sheets.

Once the integration of Props tokens to the Paltalk and Camfrog applications was completed, the Company began receiving Props tokens for providing a validator service and for allowing users to participate in the loyalty platform. The loyalty platform is intended to drive engagement and incentivize users financially by providing users with the ability to earn Props tokens while using the Paltalk and Camfrog applications. During the third and fourth quarters of 2020, the Company received an aggregate of 1.1 million Props tokens for the validator service and 13.5 million Props tokens under the loyalty platform. During the three months ended March 31, 2021, the Company received 175 thousand Props tokens for the validator service and 4.0 million Props tokens under the loyalty platform. The number of Props tokens earned and reserved by users for the three months ended March 31, 2021 and for the year ended December 31, 2020 was 1.1 million and 4.0 million, respectively, which is recorded under “digital tokens payable” in the condensed consolidated balance sheets and the net revenue earned is recorded under “technology service revenue” in the condensed consolidated statements of operations. The total net revenue value is recognized as earned.

In the determining the value of the revenue for the validator service and digital tokens earned through the loyalty platform, the Company converted the Props tokens into U.S. dollars using an independent third-party valuation for the year ended December 31, 2020. Given the recent trading availability of Props tokens in various active markets, during the three months ended March 31, 2021, the Company calculated the fair value of digital tokens based on the observable daily quoted market prices (Level 1 inputs) on multiple international exchanges, as recorded on CoinmarketCap (see Note 5 for additional information on the fair value of the Props tokens). The total net revenue value recognized as earned was estimated to be $155,816 and $0 for the three months ended March 31, 2021 and 2020, respectively.

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

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Property and Equipment, Net

Property and equipment, net consisted of the following at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(unaudited)
Computer equipment	$866,459	$866,459
Website development	3,076,323	3,076,323
Furniture and fixtures	47,463	47,463
Total property and equipment	3,990,245	3,990,245
Less: Accumulated depreciation	(3,783,248)	(3,734,468)
Total property and equipment, net	$206,997	$255,777

Depreciation expense for the three months ended March 31, 2021 was $48,780 as compared to $88,860 for the three months ended March 31, 2020.

4.	Intangible Assets, Net

Intangible assets, net consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Gross	(unaudited)	Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$50,000	$(29,375)	$20,625	$50,000	$(28,750)	$21,250
Trade names, trademarks product names, URLs	555,000	(497,521)	57,479	555,000	(493,648)	61,352
Internally developed software	1,990,000	(1,990,000)	-	1,990,000	(1,990,000)	-
Subscriber/customer relationships	2,279,000	(2,022,061)	256,939	2,279,000	(1,980,392)	298,608
Total intangible assets	$4,874,000	$(4,538,957)	$335,043	$4,874,000	$(4,492,790)	$381,210

Amortization expense for the three months ended March 31, 2021 was $46,167, as compared to $64,084 for the three months ended March 31, 2020. The aggregate amortization expense for each of the next five years and thereafter is estimated to be $138,500 in 2021, $149,944 in 2022, $18,000 in 2023, $17,354 in 2024, $2,500 in 2025 and $8,745 thereafter.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Digital Tokens

Digital tokens, digital tokens receivable and digital tokens payable for the periods presented consist of Props tokens received in connection with the YouNow Agreement. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies and other digital tokens under current GAAP, the Company has determined to account for these tokens as indefinite-lived intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other until further guidance is issued by the FASB.

Props Tokens

The Props tokens received, receivable and payable from YouNow are intangible assets that are accounted for at cost, less impairment charges. According to the guidance, a holder of utility tokens cannot only compare the carrying value to fair value at the reporting period, but instead must assess impairment daily. As a result, the Company uses the amount equal to the lowest price during the period in which the Props tokens are held as the carrying amount for purposes of testing for impairment.

During the year ended December 31, 2020, to calculate the fair value of the Props tokens received, receivable and payable pursuant to the YouNow Agreement, the Company, through a third-party valuation, used the Backsolve method, which utilizes the option pricing method to calculate the implied value of the Props tokens based on the most recent transaction price publicly available (Level 3 inputs). For purposes of the Backsolve method, the Company used a precedent transaction in which Props tokens were purchased at a price of $0.07 per Props token. The precedent transaction also included the issuance of warrants to purchase additional Props tokens at a strike price of $0.07 per Props token. Using the Backsolve method, the Company took into account the strike price of the warrants issued in the precedent transaction and then determined the allocated value of the Props tokens as though it were a basket purchase.

The implied fair value of the Props tokens represents a marketable basis of value. During the year ended December 31, 2020, the Props tokens did not have access to a liquid marketplace, and therefore a discount for lack of marketability was applied to the implied fair value using a protective put calculation. A summary of the key inputs used in the Backsolve model at December 31, 2020 are summarized as follows:

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

Digital tokens earned, receivable or payable before June 30, 2020, were recorded based on an estimated fair value of $0.02. Digital tokens earned, receivable or payable from July 1, 2020 through December 31, 2020 were recorded based on an estimated fair value of $0.039.

At December 31, 2020, the Company recorded $439,145 under digital tokens, $123,397 under digital tokens payable and $210,000 under digital tokens receivable pursuant to the YouNow Agreement.

Given the recent trading availability of Props tokens in various active markets, during the three months ended March 31, 2021, the Company calculated the fair value of digital tokens based on the observable daily quoted market prices (Level 1 inputs) on multiple international exchanges, as recorded on CoinmarketCap.

At March 31, 2021, the Company recorded $657,430 under digital tokens, $185,866 under digital tokens payable and $210,000 under digital tokens receivable pursuant to the YouNow Agreement.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	March 31,	December 31,
	2021	2020
	(unaudited)
Compensation, benefits and payroll taxes	$40,125	$226,500
Income tax payable	(5,735)	-
Other accrued expenses	15,163	27,584
Total accrued expenses and other current liabilities	$49,553	$254,084

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of March 31, 2021, our conclusion regarding the realizability of our U.S. deferred tax assets did not change, and we have recorded a full valuation allowance against them.

On March 11, 2021, the American Rescue Plan Act of 2021 (“American Rescue Plan”) was signed into law to provide additional relief in connection with the ongoing COVID-19 pandemic. The American Rescue Plan includes, among other things, provisions relating to Paycheck Protection Program (“PPP”) loan expansion, defined pension contributions, excessive employee remuneration, and the repeal of the election to allocate interest expense on a worldwide basis. Under ASC 740, the effects of new legislation are recognized upon enactment. The enactment of the American Rescue Plan did not have an impact on the Company’s income tax provision.

For the three months ended March 31, 2021, the Company recorded an income tax provision of $1,100. The effective tax rate for the three months ended March 31, 2021 was 0.11%. The effective tax rate differs from the statutory rate of 21%, as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

For the three months ended March 31, 2020, the Company recorded an income tax provision of $2,500. The effective tax rate for the three months ended March 31, 2020 was (0.57%). The effective tax rate differs from the statutory rate of 21%, as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

8.	Stockholders’ Equity

The Paltalk, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 121,930 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The Paltalk, Inc. 2016 Long-Term Incentive Plan (“the 2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of March 31, 2021, there were 887,628 shares available for future issuance under the 2016 Plan.

Treasury Shares

On April 29, 2019, the Company implemented a stock repurchase plan to repurchase up to $500,000 of its common stock for cash. The repurchase plan expired on April 29, 2020. The Company had purchased 9,950 shares of its common stock under the repurchase plan as of April 29, 2020 and has classified them as treasury shares on the Company’s condensed consolidated balance sheets.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the three months ended March 31, 2021:

Expected volatility	197.0%
Expected life of option (in years)	5.2
Risk free interest rate	0.88%
Expected dividend yield	0.0%

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

The following table summarizes stock option activity during the three months ended March 31, 2021:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2021	622,036	$5.53
Granted	25,220	3.20
Forfeited or canceled, during the period	(58,134)	4.57
Expired, during the period	(715)	7.00
Outstanding at March 31, 2021	588,407	$5.52
Exercisable at March 31, 2021	434,387	$6.46

At March 31, 2021, there was $169,228 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.8 years.

On March 31, 2021, the aggregate intrinsic value of stock options that were outstanding and exercisable was $272,363 and $167,879, respectively. On March 31, 2020, the aggregate intrinsic value of stock options that were outstanding and exercisable was $1,440 and $360, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the three months ended March 31, 2021, the Company granted stock options to members of the Board of Directors to purchase an aggregate of 24,000 shares of common stock at an exercise price of $3.20 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2021 and have a term of ten years. During the three months ended March 31, 2021, the Company also granted options to employees to purchase an aggregate of 1,220 shares of common stock. These options vest between one and four years, have a term of ten years and have an exercise price of $3.20.

The aggregate fair value for the stock options granted during the three months ended March 31, 2021 and 2020 was $78,522 and $18,664, respectively.

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of operations is as follows:

	Three Months Ended
	March 31,
	2021	2020
Cost of revenue	$182	$373
Sales and marketing expense	7	20
Product development expense	3,044	7,381
General and administrative expense	28,135	81,432
Total stock compensation expense	$31,368	$89,206

9.	Net Income (Loss) Per Share

Basic earnings and loss per share are computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted income (loss) per share. For the three months ended March 31, 2021, 588,407 of shares issuable upon the exercise of outstanding stock options were not included in the computation of diluted net income (loss) per share for operations because their inclusion would be antidilutive. For the three months ended March 31, 2020, 773,375 of shares issuable upon the exercise of outstanding stock options were not included in the computation of diluted net income (loss) per share for operations because their inclusion would be antidilutive.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the net income (loss) per share calculation for the periods presented:

	Three Months Ended March 31,
	2021	2020
Net income (loss) from operations – basic and diluted	$916,729	$(438,384)
Weighted average shares outstanding – basic	6,906,454	6,873,571
Weighted average shares outstanding – diluted	6,906,454	6,873,571
Per share data:
Basic from operations	$0.13	$(0.06)
Diluted from operations	$0.13	$(0.06)

10.	Leases

On June 7, 2016, the Company entered into a lease agreement with Jericho Executive Center LLC for office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on September 1, 2016 and runs through November 30, 2021. The Company’s monthly office rent payments under the lease are currently approximately $6,666 per month.

As of March 31, 2021, the Company had no long-term leases that were classified as financing leases. As of March 31, 2021, the Company did not have additional operating and financing leases that had not yet commenced.

At March 31, 2021, the Company had operating lease liabilities of approximately $0.1 million and right-of-use assets of approximately $0.1 million, which are included in the condensed consolidated balance sheets.

Total rent expense for the three months ended March 31, 2021 was $24,768. Total rent expense for the three months ended March 31, 2020 was $61,895. Rent expense is recorded under general and administrative expense in the condensed consolidated statements of operations.

The following table summarizes the Company’s operating leases for the periods presented:

	Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$16,133	$38,529
Weighted average assumptions:
Remaining lease term	0.7	2.9
Discount rate	3.5%	2.5%

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2021, future minimum payments under non-cancelable operating leases were as follows:

For the year ending December 31,	Amount
2021	61,547
Total	$61,547
Less: present value adjustment	(8,713)
Present value of minimum lease payments	$52,834

11.	Term debt

On April 13, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the coronavirus pandemic, the Company applied for a loan under the SBA Paycheck Protection Program under the recently enacted CARES Act. On May 3, 2020, the Company entered into the Note in favor of the Lender.

The Note had an aggregate principal amount of $506,500, a two-year term, a maturity date of May 3, 2022 and borne interest at a stated rate of 1.0% per annum. The Company did not provide any collateral or guarantees for the Note, nor did the Company pay any facility charge to obtain the Note. The Note provided for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects.

On January 13, 2021, the Note was fully forgiven by the SBA and the Lender in compliance with the provisions of the CARES Act.

12.	Commitments and Contingencies

Legal Proceedings

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of March 31, 2021.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Sale of Secured Communications Assets

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

On July 23, 2020, the Company completed the Asset Sale for a cash purchase price of $250,000, $150,000 of which was paid at closing and $100,000 of which is payable in four equal installments over the fifteen-month period following the closing of the Asset Sale and was recorded under other current assets in the condensed consolidated balance sheets as of December 31, 2020. The Amended and Restated Agreement also provides for a revenue sharing arrangement, pursuant to which the Company is entitled to receive quarterly royalty payments ranging from 5% to 10% of certain revenues received by the Buyer, with the aggregate amount of such royalty payments not to exceed $500,000. The gain on the Asset Sale was recorded in the condensed consolidated statements of operations for the year ended December 31, 2020. The sale of the Secured Communications Assets did not meet the requisite criteria to constitute discontinued operations or held for sale, as the historical results of Company’s secured communications business were not material to its results of operations.

14.	Subsequent Events

On April 9, 2021, the Company entered into a lease extension agreement with Jericho Executive Center LLC for office space at 30 Jericho Executive Plaza in Jericho, New York, which commences on December 1, 2021 and runs through November 30, 2022. The Company’s monthly office rent payments under the lease extension are approximately $6,180 per month.

As of April 30, 2021, The Company sold approximately 2 million Props tokens for gross proceeds of approximately $0.2 million.

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no other events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2021 and 2020, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2020, all amounts herein are unaudited.

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

We continue to serve as a form of safe and entertaining communication during this global pandemic, and in order to help those affected in hardest hit countries, will continue to offer some of its group video conferencing services free of charge to select countries.

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

Operational Highlights and Objectives

During the three months ended March 31, 2021, we executed key components of our objectives:

●	reported income from operations of $0.4 million for the three months ended March 31, 2021, compared to loss from operations of $0.4 million for the three months ended March 31, 2020, primarily by growing subscription revenue compared to the same period last year;

●	achieved positive net cash flow of $0.1 million for the three months ended March 31, 2021, an improvement of $0.1 million when compared to the three months ended March 31, 2020, and positive cash flow from operations, an improvement of $0.1 million when compared to the three months ended March 31, 2020; and

●	released a private room functionality in our Paltalk application.

For the near term, our business objectives include:

●	continuously improving and enhancing our live video chat applications, including the integration of games, private rooms and other features focused on new user acquisition, retention and monetization, which collectively are intended to increase usage and revenue opportunities;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other entities that are synergistic to our businesses;

●	continuing to develop our consumer application platform strategy by seeking potential partnerships with large third-party communities to whom we could promote a co-branded version of our video chat products and potentially share in the incremental revenues generated by these partner communities;

●	investing and developing new channels to find influencers on social media in order to scale current programming;

●	taking steps towards listing our common stock on a national securities exchange; and

●	continuing to defend our intellectual property.

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

Secure Communications. During the first quarter of 2020, we received technology service revenue in connection with our technology services agreement (the “ProximaX Agreement”) with ProximaX Limited (“ProximaX”). Effective June 24, 2019, we entered into a termination agreement with ProximaX (the “Termination Agreement”), pursuant to which ProximaX was required to make certain payments to us on a monthly basis through the remainder of 2019. Since there is no assurance of collectability on the payments due under the Termination Agreement, revenue is being recognized as the payments are received. As described above, we recently sold our Secured Communications Assets. We do not anticipate generating any material technology service revenue in the future or continuing to pursue secure communications software solutions as part of our business strategy.

Technology Partnerships. During the second and third quarter of 2020, we recorded technology service revenue in connection with our agreement to serve as a launch partner with YouNow Inc. (“YouNow”) and to integrate YouNow’s prop’s infrastructure (the “Props platform”) into our Camfrog and Paltalk applications (the “YouNow Agreement”). Pursuant to the terms of the YouNow Agreement, YouNow agreed to pay us, in exchange for our services, an aggregate of 10.5 million cryptographic props tokens (“Props tokens”) upon the achievement of certain milestones as follows: (i) 3.0 million Props tokens upon execution of the YouNow Agreement, (ii) 4.0 million Props tokens upon the integration of the Props platform in the Camfrog application and (iii) 3.5 million Props tokens due upon the integration of the Props platform in the Paltalk application. The upfront fee is recognized as revenue under the output method based on the direct measurements of the value of services transferred to date to the customer, relative to the remaining services under the YouNow Agreement. The milestones fees were recognized as revenue on the completion dates of integration services performed during the second and third quarters of 2020.

Once the integration of Props tokens into our Paltalk and Camfrog applications was completed, we began receiving Props tokens for providing a validator service and for allowing users to participate in the loyalty platform. The loyalty platform is intended to drive engagement and incentivize users financially by providing users with the ability to earn Props tokens while using the Paltalk and Camfrog applications. During the third and fourth quarters of 2020, we received an aggregate of 1.1 million Props tokens for the validator service and 13.5 million Props tokens under the loyalty platform. During the three months ended March 31, 2021, we received 175 thousand Props tokens for the validator service and 3.6 million Props tokens under the loyalty platform. The number of Props tokens earned and reserved by users for the year ended December 31, 2020 and for the three months ended March 31, 2021 was 4.0 million and 1.1 million, respectively, which is recorded under “digital tokens payable” in the condensed consolidated balance sheets, and the net revenue earned is recorded under “technology service revenue” in the condensed consolidated statements of operations. The total net revenue value is recognized as earned.

For the year ended December 31, 2020, we determined the fair value of the Props tokens by converting them into U.S. dollars using an independent third-party valuation. Digital tokens earned, receivable or payable before June 30, 2020, were recorded based on a $0.02 fair value estimated at the end of the reporting period. Digital tokens earned, receivable or payable from July 1, 2020 through December 31, 2020 were recorded based on an estimated fair value of $0.039.

For the three months ended March 31, 2021, we determined the fair value of the Props tokens using observable daily quoted market prices on multiple international exchanges, as recorded on CoinmarketCap.

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

General and administrative expense.

General and administrative expense consists primarily of compensation (including non-cash stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources and facilities costs and fees for other professional services. General and administrative expense also includes depreciation of property and equipment and amortization of intangible assets.

Key Metrics

Our management relies on certain non-GAAP and/or unaudited performance indicators to manage and evaluate our business. The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our advertising and marketing efforts and assess operational efficiencies. We also discuss net cash provided by operating activities under the ‟Results of Operations” and “Liquidity and Capital Resources” sections below. Active subscribers, subscription bookings and Adjusted EBITDA are discussed below.

	Three Months Ended
	March 31,
	2021	2020
Active subscribers (as of period end)	104,400	106,400
Subscription bookings	$3,104,438	$2,585,264
Net cash provided by operating activities	$96,055	$16,892
Net income (loss)	$916,729	$(438,384)
Adjusted EBITDA	$535,177	$(121,452)
Adjusted EBITDA as percentage of total revenues	15.9%	(4.5)%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net income (loss) adjusted to exclude interest income, net, other income, net, gain on the extinguishment of term debt, provision for income taxes, depreciation and amortization expense and stock-based compensation expense.

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect cash capital expenditures for assets underlying depreciation and amortization expense that may need to be replaced or for new capital expenditures;

●	Adjusted EBITDA does not reflect our working capital requirements;

●	Adjusted EBITDA does not consider the potentially dilutive impact of stock-based compensation;

●	Adjusted EBITDA does not reflect gain on the extinguishment of term debt and the provision for income taxes; and

●	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

	Three Months Ended March 31,
	2021	2020
Reconciliation of Net income (loss) to Adjusted EBITDA:
Net income (loss)	$916,729	$(438,384)
Interest income, net	(2,467)	(12,187)
Other income, net	-	84,469
Gain on the extinguishment of term debt	(506,500)	-
Provision for income taxes	1,100	2,500
Depreciation and amortization expense	94,947	152,944
Stock-based compensation expense	31,368	89,206
Adjusted EBITDA	$535,177	$(121,452)

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended March 31,
	2021	2020
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	19.2%	22.9%
Sales and marketing expense	7.6%	7.0%
Product development expense	38.5%	46.0%
General and administrative expense	22.6%	37.5%
Total costs and expenses	87.9%	113.4%
Income (loss) from operations	12.1%	(13.4)%
Interest income, net	0.1%	0.4%
Gain on extinguishment of term debt	15.0%	-%
Other expense	-%	(3.1)%
Income (loss) from operations before provision for income taxes	27.2%	(16.0)%
Provision for income taxes	(0.0)%	-%
Net income (loss)	27.2%	(16.0)%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenue

Total revenue increased to $3,372,002 for the three months ended March 31, 2021 from $2,720,742 for the three months ended March 31, 2020. The increase was primarily driven by an increase in subscription and technology service revenue.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenue for the three months ended March 31, 2021 and the three months ended March 31, 2020, the increase between those periods, the percentage increase between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	March 31,		Increase	Increase	March 31,
	2021	2020			2021	2020
Subscription revenue	$3,139,365	$2,650,123	$489,242	18.5%	93.1%	97.4%
Advertising revenue	76,821	55,667	21,154	38.0%	2.3%	2.0%
Technology service revenue	155,816	14,952	140,864	942.1%	4.6%	0.6%
Total revenues	$3,372,002	$2,720,742	$651,260	23.9%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the three months ended March 31, 2021 increased by $489,242, or 18.5%, as compared to the three months ended March 31, 2020. The increase in subscription revenue was primarily driven by increased activity across all products from our existing users resulting from an approximately 20.1% increase in subscription revenue per active subscriber. In addition, we experienced a change in the proportion of revenue generated between revenue from subscriptions and revenue from virtual gifts due to strategic alignment of discounted price promotion.

Advertising Revenue

Our advertising revenue for the three months ended March 31, 2021 increased by $21,154, or 38.0%, as compared to the three months ended March 31, 2020. The increase in advertising revenue was primarily due to an increase in the volume of advertising impressions related to changes in third-party advertising partners.

Technology Service Revenue

Our technology service revenue increased by $140,864, or 942.1%, as compared to the three months ended March 31, 2020. The increase in technology service revenue was driven by technology service revenue generated under the YouNow Agreement.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2021 decreased by $121,204, or 3.9%, as compared to the three months ended March 31, 2020. The following table presents our costs and expenses for the three months ended March 31, 2021 and 2020, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	March 31,		Increase	Increase	March 31,
	2021	2020	(Decrease)	(Decrease)	2021	2020
Cost of revenue	$646,715	$622,724	$23,991	3.9%	19.2%	22.9%
Sales and marketing expense	257,451	191,670	65,781	34.3%	7.6%	7.0%
Product development expense	1,297,264	1,250,696	46,568	3.7%	38.5%	46.0%
General and administrative expense	761,710	1,019,254	(257,544)	(25.3)%	22.6%	37.5%
Total costs and expenses	$2,963,140	$3,084,344	$(121,204)	(3.9)%	87.9%	113.4%

Cost of revenue

Our cost of revenue for the three months ended March 31, 2021 increased by $23,991, or 3.9%, as compared to the three months ended March 31, 2020. The increase is consistent with the increase in subscription revenue.

Sales and marketing expense

Our sales and marketing expense for the three months ended March 31, 2021 increased by $65,781, or 34.3%, as compared to the three months ended March 31, 2020. The increase in sales and marketing expense for the three months ended March 31, 2021 was primarily due to an increase in marketing expenditures across all products as we increased our focus on social media and increased headcount.

Product development expense

Our product development expense for the three months ended March 31, 2021 increased by $46,568, or 3.7%, as compared to the three months ended March 31, 2020. The increase in product development expense was primarily driven by an increase in consulting expense of approximately $80,900, offset by a reduction of approximately $52,400 in compensation expense related to the terminated ProximaX Agreement.

General and administrative expense

Our general and administrative expense for the three months ended March 31, 2021 decreased by $257,544, or 25.3%, as compared to the three months ended March 31, 2020. The decrease in general and administrative expense for the three months ended March 31, 2021 was primarily due to headcount reductions resulting in approximately $172,000 of reduced salary, stock-based compensation and other related expenses. In addition, the decrease in general and administrative expense was in part due to reduced legal fees of approximately $78,000.

Non-Operating Income (Loss)

The following table presents the components of non-operating income for the three months ended March 31, 2021 and the three months ended March 31, 2020, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	March 31,		Increase	Increase	March 31,
	2021	2020	(Decrease)	(Decrease)	2021	2020
Interest income, net	$2,467	$12,187	$(9,720)	(79.8)%	0.1%	0.4%
Gain on extinguishment of term debt	506,500	-	506,500	100.0%	15.0%	-%
Other expense, net	-	(84,469)	(84,469)	100.0%	-%	(3.1)%
Total non-operating income (loss)	$508,967	$(72,282)	$581,249	804.1%	15.1%	(2.7)%

Non-operating income for the three months ended March 31, 2021 was $508,967, a net increase of $581,249, or 804.1%, as compared to non-operating loss of $72,282 for the three months ended March 31, 2020. The increase in non-operating income was driven by the gain on extinguishment of term debt of the $506,500 of proceeds from the Note received in order to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the three months ended March 31, 2021 and March 31, 2020, the Company recorded an income tax provision of $1,100 and $2,500, respectively, consisting primarily of state and local taxes.

As of March 31, 2021, our conclusion regarding the realizability of our U.S. deferred tax assets did not change, and we have recorded a full valuation allowance against them.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2021	2020
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$96,055	$16,892
Net cash provided by investing activities	-	-
Net cash used in financing activities	-	(7,240)
Net increase in cash and cash equivalents	$96,055	$9,652

Currently, our primary source of liquidity is cash on hand and cash flows from operations, and we believe that our cash balance and our expected cash flow from operations will be sufficient to meet all of our financial obligations for the twelve months from the date of this report. As of March 31, 2021, we had $5,681,475 of cash and cash equivalents.

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

On May 3, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic, we entered into a promissory note under the SBA Paycheck Protection Program under the recently enacted CARES Act in favor of in favor of the Lender in the aggregate principal amount of $506,500. The Note had a two-year term and borne interest at a stated rate of 1.0% per annum. We did not provide any collateral or guarantees for the Note, nor did we pay any facility charge to obtain the Note. The Note provided for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. On January 13, 2021, the Note was fully forgiven by the SBA and the Lender in compliance with the provisions of the CARES Act. We do not expect to incur additional indebtedness under the CARES Act.

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

In the future, it is possible that we will need additional capital to fund our operations, particularly growth initiatives, which we expect we would raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. We may also attempt to raise capital through dispositions of our assets, such as our sale of our dating services business in January 2019 and the sale of the Secured Communications Assets in July 2020.

Operating Activities

Net cash provided by operating activities was $96,055 for the three months ended March 31, 2021, as compared to net cash provided by operating activities of $16,892 for the three months ended March 31, 2020. The increase in net cash provided by operating activities of $79,163 was primarily due to the forgiveness of the Note proceeds we received in order to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic. Additionally, the increase was a result of our streamlined plan of operations to reduce expenses. For the three months ended March 31, 2021, operating expenses were reduced by $0.1 million, or 3.9%, compared to the three months ended March 31, 2020.

Investing Activities

There was no net cash provided by investing activities for the three months ended March 31, 2021 and the three months ended March 31, 2020.

Financing Activities

There was no net cash used in financing activities for the three months ended March 31, 2021 as compared to net cash used in financing activities of $7,240 for the three months ended March 31, 2020.

Contractual Obligations and Commitments

As discussed above, on May 3, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic, we entered into the Note in favor of the Lender in the aggregate principal amount of $506,500. The Note had a two-year term and borne interest at a stated rate of 1.0% per annum. We did not provide any collateral or guarantees for the Note, nor did we pay any facility charge to obtain the Note. The Note provided for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. On January 13, 2021, the Note was fully forgiven by the SBA and the Lender in compliance with the provisions of the CARES Act. We do not expect to incur additional indebtedness under the CARES Act.

We entered into the lease agreement with Jericho Executive Center LLC on June 7, 2016 for office space at 30 Jericho Executive Plaza, which commenced on September 1, 2016 and runs through November 30, 2021. On April 9, 2021, we entered into a lease extension agreement which commences on December 1, 2021 and runs through November 30, 2022. Our monthly office rent payments under the lease extension are approximately $6,180 per month.

There have been no other material changes to our contractual obligations and commitments disclosed in the contractual obligations and commitments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements.

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

Based on the evaluation as of March 31, 2021, for the reasons set forth below, our management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of March 31, 2021, the Company determined that the following item constituted a material weakness:

●	The Company does not have adequate controls related to change management within the technology that support the Company’s financial reporting function.

Changes in Internal Control over Financial Reporting

We have implemented significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021, related to general information technology controls in the area of change management in order to remediate the material weakness identified above. However, the Company determined that the residual risk remaining still caused the material weakness to exist. Accordingly, the Company intends to remediate the material weakness for the year ending December 31, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the quarter ended March 31, 2021 that were not previously reported on a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.

On May 6, 2021, the Company held its 2021 Annual Meeting of Stockholders (the “Annual Meeting”). The voting results on the matters submitted to the Company’s stockholders are as follows:

Proposal 1: Election of (i) Yoram (Rami) Abada, (ii) Jason Katz, (iii) Lance Laifer, (iv) Kara Jenny and (v) John Silberstein to the Company’s Board of Directors, each to serve for a one-year term until the annual meeting of stockholders to be held in 2022.

Nominee	Votes Cast For	Votes Withheld	Broker Non-Votes
Yoram (Rami) Abada	3,913,149	14,341	341,971
Jason Katz	3,921,836	5,654	341,971
Lance Laifer	3,914,149	13,341	341,971
Kara Jenny	3,921,836	5,654	341,971
John Silberstein	3,913,149	14,341	341,971

Proposal 2: Ratification of the appointment of Marcum LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2021.

Votes Cast For	Votes Cast Against	Abstentions
4,269,418	31	12

Proposal 3: Approval of an amendment to the Company’s Certificate of Incorporation, as amended (the “Charter”), to, at the discretion of the Board of Directors of the Company, effect a reverse stock split with respect to the Company’s issued and outstanding common stock, par value $0.001 per share (the “Common Stock”), including stock held by the Company as treasury shares, at any ratio up to 1-for-4 (the “Range”), with the ratio within such Range to be determined at the discretion of the Board of Directors of the Company (the “Reverse Stock Split”).

Votes Cast For	Votes Cast Against	Abstentions
4,248,815	20,626	20

Proposal 4: Approval of, if and only if the Reverse Stock Split is approved and implemented, an amendment to the Charter, in substantially the form attached to the proxy statement as Annex B, to, at the discretion of the Board of Directors of the Company, reduce the total number of authorized shares of Common Stock from 25,000,000 to 20,000,000.

Votes Cast For	Votes Cast Against	Abstentions
4,248,861	20,580	20

Each of the proposals acted upon by the Company’s stockholders at the Annual Meeting received a sufficient number of votes to be approved.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description
2.1#	Asset Purchase Agreement, by and between Paltalk, Inc. and The Dating Company, LLC, dated as of January 31, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on February 4, 2019 by the Company with the SEC).
2.2#	Amended and Restated Asset Purchase Agreement, dated as of May 29, 2020, by and between Paltalk, Inc. and SecureCo, LLC (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q of the Company filed on August 6, 2020 by the Company with the SEC).
3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.2	Certificate of Amendment of Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of the Company filed on March 14, 2016 by the Company with the SEC).
3.4	Certificate of Amendment to Certificate of Incorporation, dated May 19, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).
3.5	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2017 (incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K of the Company filed on March 28, 2017 by the Company with the SEC).
3.6	Certificate of Amendment to Certificate of Incorporation, dated May 25, 2017 (incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2017 by the Company with the SEC).
3.7	Certificate of Amendment to Certificate of Incorporation, effective March 12, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 13, 2018 by the Company with the SEC).
3.8	Certificate of Amendment to the Certificate of Incorporation, effective May 15, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on May 15, 2020 by the Company with the SEC).
3.9	Amended and Restated By-Laws of Paltalk, Inc., as amended through April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed April 25, 2012 by the Company with the SEC).
3.10	Amendment No. 1 to the Amended and Restated By-Laws of Paltalk, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed September 11, 2017 by the Company with the SEC).
3.11	Amendment No. 2 to the Amended and Restated By-Laws of Paltalk, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on March 13, 2018 by the Company with the SEC).
3.12	Amendment No. 3 to the Amended and Restated By-Laws of Paltalk, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 25, 2020 by the Company with the SEC).
3.13	Amendment No. 4 to the Amended and Restated By-Laws of Paltalk, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on May 15, 2020 by the Company with the SEC).
4.1	Specimen Stock Certificate of Paltalk, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-226003) of the Company filed on November 27, 2018 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Paltalk, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Paltalk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paltalk, Inc.

Date: May 11, 2021	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer)

Paltalk, Inc.

Date: May 11, 2021	By:	/s/ Kara Jenny
Kara Jenny
Chief Financial Officer
(Principal Financial and Accounting Officer)