Form 10-Q
period 2021-06-30
PALTALK, INC.
filed 2021-08-10
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

(212) 967-5120

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	PALT	The Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2021
Common Stock, par value $0.001 per share	8,239,764*

*	Excludes 9,950 shares of common stock that are held as treasury stock by Paltalk, Inc.

PALTALK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

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

Unless otherwise indicated, operational metrics such as those related to active users are based on internally-derived metrics for users across all platforms through which our applications are accessed.

i

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to effectively market and generate revenue from our applications;

●	our ability to generate and maintain active users and to effectively monetize our user base;

●	our ability to update our applications to respond to rapid technological changes;

●	the intense competition in the industry in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	the impact of the COVID-19 pandemic on our results of operations and our business;

●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple, Facebook and Google and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;

●	our ability to develop, establish and maintain strong brands;

●	our reliance on our executive officers and consultants;

●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;

●	legal and regulatory requirements related to holding and distributing cryptocurrencies and accepting cryptocurrencies as a method of payment for our services;

●	the ability of foreign governments to restrict access to our applications or impose new regulations;

●	the reliance of our mobile applications on having a mobile data plan and/or Wi-Fi access to gain internet connectivity;

●	the effect of security breaches, computer viruses and cybersecurity incidents;

●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;

●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;

●	our ability to obtain additional capital or financing when and if necessary, to execute our business plan, including through offerings of debt or equity or sale of any of our assets;

ii

●	risks related to our holdings of digital tokens, including risks related to the volatility of the trading price of the digital tokens and our ability to convert digital tokens into fiat currency;

●	the risk that we may face litigation resulting from the transmission of information through our applications;

●	the effects of current and future government regulation, including laws and regulations regarding the use of the internet, privacy, cybersecurity and protection of user data and cryptocurrency technology;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to protect our intellectual property rights;

●	our ability to maintain effective internal controls over financial reporting;

●	our ability to offset fees associated with the distribution platforms that host our applications;

●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;

●	our ability to release new applications or improve upon or add features to existing applications on schedule or at all;

●	our reliance on third-party investor relations firms to help create awareness of our Company and compliance by such third parties with regulatory requirements related to promotional reports;

●	our ability to effectively integrate companies and properties that we acquire; and

●	our ability to attract and retain qualified employees and consultants.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALTALK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,501,712	$5,585,420
Accounts receivable, net of allowances of $3,648 as of June 30, 2021 and December 31, 2020, respectively	52,261	71,410
Deferred Offering Costs	212,420	-
Prepaid expense and other current assets	208,084	236,704
Total current assets	6,974,477	5,893,534
Operating lease right-of-use asset	34,946	68,967
Property and equipment, net	153,921	255,777
Goodwill	6,326,250	6,326,250
Intangible assets, net	288,877	381,210
Digital tokens	931,232	439,145
Digital tokens receivable	-	210,000
Other assets	13,937	13,937
Total assets	$14,723,640	$13,588,820

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$889,623	$742,141
Accrued expenses and other current liabilities	102,275	254,084
Operating lease liabilities, current portion	34,946	68,967
Digital tokens payable	272,984	123,397
Term debt, current portion	-	338,792
Deferred subscription revenue	2,011,363	2,058,721
Total current liabilities	3,311,191	3,586,102
Term debt, non-current portion	-	167,708
Total liabilities	3,311,191	3,753,810
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, and 6,916,404 shares issued and 6,906,454 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	6,917	6,917
Treasury stock, 9,950 shares at par as of June 30, 2021 and December 31, 2020	(10,859)	(10,859)
Additional paid-in capital	21,407,067	21,568,041
Accumulated deficit	(9,990,676)	(11,729,089)
Total stockholders’ equity	11,412,449	9,835,010
Total liabilities and stockholders’ equity	$14,723,640	$13,588,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Subscription revenue	$3,121,909	$3,210,619	$6,261,274	$5,860,742
Advertising revenue	75,462	57,856	152,283	113,523
Technology service revenue	218,432	112,000	374,248	126,952
Total revenues	3,415,803	3,380,475	6,787,805	6,101,217
Costs and expenses:
Cost of revenue	630,582	685,430	1,277,297	1,308,154
Sales and marketing expense	255,204	221,416	512,655	413,086
Product development expense	1,298,767	1,255,884	2,596,031	2,506,580
General and administrative expense	469,502	687,083	1,231,212	1,706,337
Impairment loss on digital tokens	184,737	-	184,737	-
Total costs and expenses	2,838,792	2,849,813	5,801,932	5,934,157
Income from operations	577,011	530,662	985,873	167,060
Interest (expense) income, net	(420)	(1,210)	2,047	10,977
Gain on extinguishment of term debt	-	-	506,500	-
Realized gain (loss) from the sale of digital tokens	247,293	-	247,293	(23,838)
Other income (expense), net	-	4,589	-	(56,042)
Income from operations before provision for income taxes	823,884	534,041	1,741,713	98,157
Provision for income taxes	(2,200)	(2,500)	(3,300)	(5,000)
Net income	$821,684	$531,541	$1,738,413	$93,157

Net income per share of common stock:
Basic	$0.12	$0.08	$0.25	$0.01
Diluted	$0.12	$0.08	$0.25	$0.01
Weighted average number of shares of common stock used in calculating net income per share of common stock:
Basic	6,906,454	6,869,027	6,906,454	6,871,299
Diluted	6,930,041	6,869,027	6,918,248	6,871,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

					Additional		Total
	Common	Stock	Treasury	Stock	Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2019	6,878,904	$6,879	(1,900)	$(2,015)	$21,281,382	$(13,100,351)	$8,185,895
Stock-based compensation expense	-	-	-	-	89,206	-	89,206
Repurchases of common stock	-	-	(6,600)	(7,240)	-	-	(7,240)
Net loss	-	-	-	-	-	(438,384)	(438,384)
Balance at March 31, 2020	6,878,904	$6,879	(8,500)	$(9,255)	$21,370,588	$(13,538,735)	$7,829,477
Stock-based compensation expense	-	-	-	-	57,183	-	57,183
Repurchases of common stock	-	-	(1,450)	(1,604)	-	-	(1,604)
Net income	-	-	-	-	-	531,541	531,541
Balance at June 30, 2020	6,878,904	$6,879	(9,950)	$(10,859)	$21,427,771	$(13,007,194)	$8,416,597

	Common	Stock	Treasury	Stock	Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2020	6,916,404	$6,917	(9,950)	$(10,859)	$21,568,041	$(11,729,089)	$9,835,010
Stock-based compensation expense	-	-	-	-	31,368	-	31,368
Net income	-	-	-	-	-	916,729	916,729
Balance at March 31, 2021	6,916,404	$6,917	(9,950)	$(10,859)	$21,599,409	$(10,812,360)	$10,783,107
Reversal of stock compensation expense of non-vested options, net	-	-	-	-	(192,342)	-	(192,342)
Net income	-	-	-	-	-	821,684	821,684
Balance at June 30, 2021	6,916,404	$6,917	(9,950)	$(10,859)	$21,407,067	$(9,990,676)	11,412,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$1,738,413	$93,157
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation of property and equipment	101,856	171,726
Amortization of intangible assets	92,333	128,167
Amortization of operating lease right-of-use assets	34,021	76,828
Gain on cancellation of office lease	-	(141,001)
Impairment loss on digital tokens	184,737	-
Realized (gain) loss from the sale of digital tokens	(247,293)	23,838
Write-off of note receivable	-	56,042
Gain on extinguishment of term debt	(506,500)	-
Stock-based compensation	(160,974)	146,389
Bad debt expense	(3,235)	-
Changes in operating assets and liabilities:
Digital tokens	(733,835)	-
Accounts receivables	22,384	117,900
Digital tokens receivable	210,000	(112,000)
Operating lease liability	(34,021)	(80,419)
Digital tokens payable	149,587	-
Deferred offering costs	(212,420)	-
Prepaid expenses and other current assets	28,620	(14,417)
Other assets	-	16,897
Accounts payable, accrued expenses and other current liabilities	(4,327)	(200,382)
Deferred subscription revenue	(47,358)	140,070
Net cash provided by operating activities	611,988	422,795
Cash flows from investing activities:
Proceeds from the sale of digital tokens	304,304	31,356
Net cash provided by investing activities	304,304	31,356
Cash flows from financing activities:
Borrowings of term debt	-	506,500
Purchase of treasury stock	-	(8,844)
Net cash provided by financing activities	-	497,656
Net increase in cash and cash equivalents	916,292	951,807
Balance of cash and cash equivalents at beginning of period	5,585,420	3,427,058
Balance of cash and cash equivalents at end of period	$6,501,712	$4,378,865

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

The Company is a communications software innovator that powers multimedia social applications. The Company has an over 20-year history of technology innovations and holds 18 patents. The Company’s product portfolio includes Paltalk, Camfrog and Tinychat, which together host a large collection of video-based communities. The Company’s other product is Vumber which is a telecommunications services provider that enables users to communicate privately by having multiple phone numbers with any area code through which calls can be forwarded to a user’s existing telephone number.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheets and statements of income, cash flows and changes in stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the six months ended June 30, 2021 are not necessarily indicative of results for the year ending December 31, 2021, or for any other period.

Update on COVID-19

The World Health Organization declared COVID-19 a pandemic on March 11, 2020. The global spread of the COVID-19 pandemic and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. COVID-19 continues to have an unpredictable and unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions and potential quarantines. Although the Company’s core multimedia social applications have been able to support the increased demand we have experienced, the extent of the future impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict. Adverse economic and market conditions as a result of COVID-19 could also affect the demand for the Company’s applications and the ability of the Company’s users to satisfy their obligations to the Company. If the pandemic continues to cause significant negative impacts to economic conditions, the Company’s results of operations, financial condition and liquidity could be materially and adversely impacted.

On April 13, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic, the Company applied for a loan under the Small Business Administration (“SBA”) Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and on May 3, 2020, the Company entered into a promissory note with an aggregate principal amount of $506,500 (the “Note”) in favor of Citibank, N.A., as lender (the “Lender”). On January 13, 2021, the Note was fully forgiven by the SBA and the Lender in compliance with the provisions of the CARES Act. The Company does not expect to incur additional indebtedness under the CARES Act.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Summary of Significant Accounting Policies

Deferred Offering Costs

On August 5, 2021, the Company announced the pricing and closing of a firm commitment underwritten public offering of an aggregate of 1,333,310 shares of the Company’s common stock (which includes 173,910 shares sold to the underwriter pursuant to the full exercise of the underwriter’s over-allotment option) at a public offering price of $3.00 per share (the “August 2021 Offering”). The Company has capitalized certain legal and professional fees that are directly related to the August 2021 Offering as deferred offering costs until such financing is consummated. See Note 14 for more information regarding the August 2021 Offering. After consummation of such equity financing, these costs will be recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the August 2021 Offering. The Company incurred and deferred offering costs of $212,240 as of June 30, 2021.

For a detailed discussion about the Company’s significant accounting policies, see the Form 10-K.

During the six months ended June 30, 2021, there were no other significant changes made to the Company’s significant accounting policies.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes”, as part of its initiative to reduce complexity in the accounting standards. The ASU eliminates certain exceptions from Accounting Standards Codification (“ASC”) 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the six months ended June 30, 2021 and 2020, subscriptions were offered in durations of one-, three-, six- and twelve-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets. Deferred revenue at December 31, 2020 was $2,058,721, of which $1,263,633 was subsequently recognized as subscription revenue during the six months ended June 30, 2021. The ending balance of deferred revenue at June 30, 2021 was $2,011,363.

In addition, the Company offers virtual gifts to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and are under the users’ control. Virtual gift revenue is recognized upon the users’ redemption of virtual gifts at the fixed transaction price and included in subscription revenue in the accompanying condensed consolidated statements of income. Virtual gift revenue is presented as deferred revenue in the condensed consolidated balance sheets until virtual gifts are redeemed. Virtual gift revenue was $1,389,046 and $2,809,176 for the three and six months ended June 30, 2021, respectively. Virtual gift revenue was $1,427,373 and $2,642,434 for the three and six months ended June 30, 2020, respectively. The ending balance of deferred revenue from virtual gifts at June 30, 2021 and 2020 was $317,889 and $240,502, respectively.

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

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Technology Service Revenue

The Company records technology service revenue in connection with its agreement to serve as a launch partner with Open Props, Inc. (formerly YouNow, Inc., and referred to herein as “YouNow”) and to integrate YouNow’s props infrastructure (the “Props platform”) into its Camfrog and Paltalk applications (as amended, the “YouNow Agreement”).

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

The upfront fee was recognized as revenue under the output method based on the direct measurements of the value of services transferred to date to the customer, relative to the remaining services under the contract. During the year ended December 31, 2020, the Company recognized $60,000 of the upfront fee and $150,000 from the completion of the first and second integration milestones under technology service revenue in the condensed consolidated statements of income and digital tokens receivable in the condensed consolidated balance sheets.

Once the integration of Props tokens to the Paltalk and Camfrog applications was completed, the Company began receiving Props tokens for providing a validator service and for allowing users to participate in the loyalty platform. The loyalty platform is intended to drive engagement and incentivize users financially by providing users with the ability to earn Props tokens while using the Paltalk and Camfrog applications. During the third and fourth quarters of 2020, the Company received an aggregate of 1.1 million Props tokens for the validator service and 13.5 million Props tokens under the loyalty platform. During the three and six months ended June 30, 2021, the Company received 176 thousand and 351 thousand Props tokens, respectively, for the validator service and 3.6 million and 7.2 million Props tokens under the loyalty platform. The number of Props tokens earned and reserved by users for the six months ended June 30, 2021 and for the year ended December 31, 2020 was 2.1 million and 4.0 million, respectively, which is recorded under “digital tokens payable” in the condensed consolidated balance sheets and the net revenue earned is recorded under “technology service revenue” in the condensed consolidated statements of income. The total net revenue value is recognized as earned.

For the year ended December 31, 2020, the Company retained an independent third-party to estimate the dollar value of the revenue for the validator service and digital tokens earned through the loyalty platform. Given the recent trading availability of Props tokens in various active markets, during the three and six months ended June 30, 2021, the Company calculated the fair value of digital tokens based on the observable daily quoted market prices (Level 1 inputs) on multiple international exchanges, as recorded on CoinmarketCap (see Note 5 for additional information on the fair value of the Props tokens). The total net revenue value recognized as earned was estimated to be $218,000 and $374,000 for the three and six months ended June 30, 2021, respectively.

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

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Property and Equipment, Net

Property and equipment, net consisted of the following at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
	(unaudited)
Computer equipment	$866,459	$866,459
Website development	3,076,323	3,076,323
Furniture and fixtures	47,463	47,463
Total property and equipment	3,990,245	3,990,245
Less: Accumulated depreciation	(3,836,324)	(3,734,468)
Total property and equipment, net	$153,921	$255,777

Depreciation expense for the three and six months ended June 30, 2021 was $53,076 and $101,856, respectively as compared to $82,866 and $171,726 for the three and six months ended June 30, 2020, respectively.

4.	Intangible Assets, Net

Intangible assets, net consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	(unaudited)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$50,000	$(30,000)	$20,000	$50,000	$(28,750)	$21,250
Trade names, trademarks product names, URLs	555,000	(501,396)	53,604	555,000	(493,648)	61,352
Internally developed software	1,990,000	(1,990,000)	-	1,990,000	(1,990,000)	-
Subscriber/customer relationships	2,279,000	(2,063,727)	215,273	2,279,000	(1,980,392)	298,608
Total intangible assets	$4,874,000	$(4,585,123)	$288,877	$4,874,000	$(4,492,790)	$381,210

Amortization expense for the three and six months ended June 30, 2021 was $46,166 and $92,333, respectively, as compared to $64,083 and $128,167 for the three and six months ended June 30, 2020, respectively. The aggregate amortization expense for each of the next five years and thereafter is estimated to be $92,333 in 2021, $149,944 in 2022, $18,000 in 2023, $17,354 in 2024, $2,500 in 2025 and $8,746 thereafter.

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

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Props Tokens

The Props tokens received, receivable and payable from YouNow are intangible assets that are accounted for at cost, less impairment charges. According to the FASB guidance noted above, a holder of utility tokens cannot only compare the carrying value to fair value at the reporting period, but instead must assess impairment daily. As a result, the Company uses the amount equal to the lowest price during the period in which the Props tokens are held as the carrying amount for purposes of testing for impairment.

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

Given the recent trading availability of Props tokens in various active markets, during the three and six months ended June 30, 2021, the Company calculated the fair value of digital tokens based on the observable daily quoted market prices (Level 1 inputs) on multiple international exchanges, as recorded on CoinmarketCap. At June 30, 2021, the Company recorded $931,232 under digital tokens and $272,984 under digital tokens payable pursuant to the YouNow Agreement.

During the three and six months ended June 30, 2021, the Company recorded a non-cash impairment charge in the amount of $184,737, which is reported in the accompanying condensed consolidated statements of income as a result of recent declines in the quoted market prices of certain digital tokens below the market price of their acquisition.

During the three and six months ended June 30, 2021, the Company sold approximately 2.9 million Props tokens for proceeds of $304,000. The realized gain of approximately $247,000 is included in the condensed consolidated statements of income.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	June 30,	December 31,
	2021	2020
	(unaudited)
Compensation, benefits and payroll taxes	$80,250	$226,500
Prepaid income tax	(13,574)	-
Other accrued expenses	35,599	27,584
Total accrued expenses and other current liabilities	$102,275	$254,084

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of June 30, 2021, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

On March 11, 2021, the American Rescue Plan Act of 2021 (“American Rescue Plan”) was signed into law to provide additional relief in connection with the ongoing COVID-19 pandemic. The American Rescue Plan includes, among other things, provisions relating to PPP loan expansion, defined pension contributions, excessive employee remuneration, and the repeal of the election to allocate interest expense on a worldwide basis. Under ASC 740, the effects of new legislation are recognized upon enactment. The enactment of the American Rescue Plan did not impact on the Company’s income tax provision.

For the three and six months ended June 30, 2021, the Company recorded an income tax provision of $2,200 and $3,300, respectively, primarily related to state and local taxes. The effective tax rate for the three and six months ended June 30, 2021 was 0.28% and 0.19%, respectively. The effective tax rate differs from the statutory rate of 21% as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

For the three and six months ended June 30, 2020, the Company recorded an income tax provision of $2,500 and $5,000, respectively, primarily related to state and local taxes. The effective tax rate for the three and six months ended June 30, 2020 was 0.47% and 5.09%, respectively. The effective tax rate differs from the statutory rate of 21% as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

8.	Stockholders’ Equity

The Paltalk, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 121,930 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The Paltalk, Inc. 2016 Long-Term Incentive Plan (“the 2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of June 30, 2021, there were 958,063 shares available for future issuance under the 2016 Plan.

Treasury Shares

On April 29, 2019, the Company implemented a stock repurchase plan to repurchase up to $500,000 of its common stock for cash. The repurchase plan expired on April 29, 2020. The Company had purchased 9,950 shares of its common stock under the repurchase plan as of April 29, 2020 and has classified them as treasury shares on the Company’s condensed consolidated balance sheets.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the three months ended June 30, 2021:

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

The following table summarizes stock option activity during the six months ended June 30, 2021:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2021	622,036	$5.53
Granted	25,220	3.20
Forfeited or canceled, during the period	(128,569)	4.06
Expired, during the period	(715)	7.00
Outstanding at June 30, 2021	517,972	$5.78
Exercisable at June 30, 2021	440,327	$6.42

At June 30, 2021, there was $136,245 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.5 years.

On June 30, 2021, the aggregate intrinsic value of stock options that were outstanding and exercisable was $258,359 and $159,558, respectively. On June 30, 2020, the aggregate intrinsic value of stock options that were outstanding and exercisable was $7,200 and $3,600, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the six months ended June 30, 2021, the Company granted stock options to members of the Board of Directors to purchase an aggregate of 24,000 shares of common stock at an exercise price of $3.20 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2021 and have a term of ten years. During the six months ended June 30, 2021, the Company also granted options to employees to purchase an aggregate of 1,220 shares of common stock. These options vest between one and four years, have a term of ten years and have an exercise price of $3.20.

During the six months ended June 30, 2021, an unvested executive performance award was forfeited and an expense reversal of $218,679 was recorded under general and administrative expense in the condensed consolidated statements of income.

The aggregate fair value for the stock options granted during the six months ended June 30, 2021 and 2020 was $78,522 and $18,664, respectively.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of revenue	$-	$378	$182	$751
Sales and marketing expense	96	20	103	40
Product development expense	2,740	3,839	5,784	11,220
General and administrative expense	(195,178)	52,946	(167,043)	134,378
Total stock compensation expense	$(192,342)	$57,183	$(160,974)	$146,389

9.	Net Income Per Share

Basic earnings and loss per share are computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted income per share. For the three and six months ended June 30, 2021, 494,385 and 510,208 of shares issuable upon the exercise of outstanding stock options, respectively, were not included in the computation of diluted net income per share because their inclusion would be antidilutive. For the three and six months ended June 30, 2021, 23,857 and 7,764 of shares issuable upon the exercise of outstanding stock options, respectively, were included in the computation of diluted net income per share from operations because their inclusion would be dilutive. For the three and six months ended June 30, 2020, 707,818 of shares issuable upon the exercise of outstanding stock options were not included in the computation of diluted net income per share from operations because their inclusion would be antidilutive.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the net income per share calculation for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income from operations – basic and diluted	$821,684	$531,541	$1,738,413	$93,157
Weighted average shares outstanding – basic	6,906,454	6,869,027	6,906,454	6,871,299
Weighted average shares outstanding – diluted	6,930,041	6,869,027	6,918,248	6,871,299
Per share data:
Basic from operations	$0.12	$0.08	$0.25	$0.01
Diluted from operations	$0.12	$0.08	$0.25	$0.01

10.	Leases

On June 7, 2016, the Company entered into a lease agreement with Jericho Executive Center LLC for office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on September 1, 2016 and runs through November 30, 2021. The Company’s monthly office rent payments under the lease are currently approximately $6,666 per month. On April 9, 2021, the Company entered into a lease extension agreement with Jericho Executive Center LLC for the office space at 30 Jericho Executive Plaza in Jericho, New York, which commences on December 1, 2021 and runs through November 30, 2022. The Company’s monthly office rent payments under the lease are currently approximately $5,900 per month.

As of June 30, 2021, the Company had no long-term leases that were classified as financing leases. As of June 30, 2021, the Company did not have additional operating and financing leases that had not yet commenced.

At June 30, 2021, the Company had operating lease liabilities of approximately $35,000 and right-of-use assets of approximately $35,000, which are included in the condensed consolidated balance sheets.

Total rent expense for the six months ended June 30, 2021 was $52,119, of which $1,500 was sublease income. Total rent expense for the six months ended June 30, 2020 was $160,700, of which $36,095 was sublease income. Rent expense is recorded under general and administrative expense in the condensed consolidated statements of income.

The following table summarizes the Company’s operating leases for the periods presented:

	Six Months Ended
	June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$34,021	$38,529
Weighted average assumptions:
Remaining lease term	0.4	2.9
Discount rate	3.5%	2.5%

As of June 30, 2021, future minimum payments under non-cancelable operating leases were as follows:

For the year ending December 31,	Amount
2021	38,723
Total	$38,723
Less: present value adjustment	(3,777)
Present value of minimum lease payments	$34,946

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Term debt

On April 13, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the coronavirus pandemic, the Company applied for a loan under the SBA PPP under the CARES Act. On May 3, 2020, the Company entered into the Note in favor of the Lender.

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

Legal Proceedings

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of June 30, 2021.

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

On July 23, 2020, the Company completed the Asset Sale for a cash purchase price of $250,000, $150,000 of which was paid at closing and $100,000 of which is payable in four equal installments over the fifteen-month period following the closing of the Asset Sale and was recorded under other current assets in the condensed consolidated balance sheets as of December 31, 2020. The Amended and Restated Agreement also provides for a revenue sharing arrangement, pursuant to which the Company is entitled to receive quarterly royalty payments ranging from 5% to 10% of certain revenues received by the Buyer, with the aggregate amount of such royalty payments not to exceed $500,000. The gain on the Asset Sale was recorded in the condensed consolidated statements of income for the year ended December 31, 2020. The sale of the Secured Communications Assets did not meet the requisite criteria to constitute discontinued operations or held for sale, as the historical results of Company’s secured communications business were not material to its results of operations.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Subsequent Events

August 2021 Underwritten Public Offering

On August 5, 2021, the Company announced the pricing and closing of the August 2021 Offering, in which the Company sold an aggregate of 1,333,310 shares of the Company’s common stock (which includes 173,910 shares sold to the underwriter pursuant to the full exercise of the underwriter’s over-allotment option) at a public offering price of $3.00 per share. The August 2021 Offering was made pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-257036), initially filed with the Securities and Exchange Commission on June 11, 2021, as subsequently amended and declared effective on August 2, 2021. The August 2021 Offering was made only by means of a prospectus forming a part of the effective registration statement.

The Company granted the underwriters a 45-day option to purchase up to an additional 173,910 shares of common stock at the public offering price less discounts and commissions to cover over-allotments, which was exercised in full on August 5, 2021. The net proceeds to the Company from the August 2021 Offering were approximately $3.5 million, after deducting underwriting discounts, commissions and other estimated offering expenses.

In connection with the August 2021 Offering, the Company’s common stock was approved for listing on The Nasdaq Capital Market under the symbol “PALT” and began trading on The Nasdaq Capital Market on August 3, 2021.

Patent Litigation

On July 23, 2021, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit against WebEx Communications, Inc., Cisco WebEx LLC, and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas. The Company alleges that Cisco’s Webex products have infringed U.S. Patent No. 6,683,858, and that the Company is entitled to damages.

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no other events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2021 and 2020, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2020, all amounts herein are unaudited.

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

We believe that the scale of our user base presents a competitive advantage in the video social networking industry and provides growth opportunities to advance existing products with up-sell opportunities and build future brands with cross-sell offers. We also believe that our proprietary consumer app technology platform can scalably support large communities of users in activities such as video, voice and text chat and provide robust user monetization tools.

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

Background of Presentation and Recent Developments

August 2021 Underwritten Public Offering

On August 5, 2021, we announced the pricing and closing of a firm commitment underwritten public offering of an aggregate of 1,333,310 shares of our common stock (which includes 173,910 shares sold to the underwriter pursuant to the full exercise of the underwriter’s over-allotment option) at a public offering price of $3.00 per share (the “August 2021 Offering”). The August 2021 Offering was made pursuant to the Form S-1 (File No. 333-257036), initially filed with the SEC on June 11, 2021, as subsequently amended and declared effective on August 2, 2021. The August 2021 Offering was made only by means of a prospectus forming a part of the effective registration statement.

We granted the underwriters a 45-day option to purchase up to an additional 173,910 shares of common stock at the public offering price less discounts and commissions to cover over-allotments, which was exercised in full on August 5, 2021. The net proceeds to us from the August 2021 Offering were approximately $3.5 million, after deducting underwriting discounts, commissions and other estimated offering expenses.

In connection with the August 2021 Offering, our common stock was approved for listing on The Nasdaq Capital Market under the symbol “PALT” and began trading on The Nasdaq Capital Market on August 3, 2021.

Update on COVID-19

The World Health Organization declared COVID-19 a pandemic on March 11, 2020. The global spread of the COVID-19 pandemic and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. COVID-19 continues to have an unpredictable and unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions and potential quarantines. Although our core multimedia social applications have been able to support the increased demand we have experienced, the extent of the future impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict. Adverse economic and market conditions as a result of COVID-19 could also affect the demand for our applications and the ability of our users to satisfy their obligations to us. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be materially and adversely impacted.

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

Operational Highlights and Objectives

During the three and six months ended June 30, 2021, we executed key components of our objectives:

●	Completed an uplist of our shares of common stock to the Nasdaq Capital Market, which began trading on The Nasdaq Capital Market on August 3, 2021, under the Company’s current ticker symbol “PALT”;

●	raised gross proceeds of approximately $3.5 million in connection with the August 2021 Offering of 1,333,310 shares of common stock (which includes 173,910 shares sold to the underwriter pursuant to the full exercise of the underwriter’s over-allotment option) at a price to the public of $3.00 per share;

●	reported income from operations of $0.6 million and $1.0 million, respectively, for the three and six months ended June 30, 2021, compared to income from operations of $0.5 million and $0.2 million, respectively, for the three and six months ended June 30, 2020, primarily by growing revenue compared to the same period last year;

●	achieved positive net cash flow of $0.9 million for the six months ended June 30, 2021 and positive cash flow from operations of $0.6 million, an improvement of $0.2 million when compared to the six months ended June 30, 2020; and

●	released a private room functionality in our Paltalk application.

For the near term, our business objectives include:

●	continuously improving and enhancing our live video chat applications, including the integration of games, private rooms and other features focused on new user acquisition, retention and monetization, which collectively are intended to increase usage and revenue opportunities;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other entities that are synergistic to our businesses;

●	continuing to develop our consumer application platform strategy by seeking potential partnerships with large third-party communities to whom we could promote a co-branded version of our video chat products and potentially share in the incremental revenues generated by these partner communities;

●	investing and developing new channels to find influencers on social media in order to scale current programming; and

●	continuing to defend our intellectual property.

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

Technology Partnerships. During the second and third quarter of 2020, we recorded technology service revenue in connection with our agreement to serve as a launch partner with Open Props, Inc. (formerly YouNow Inc., referred to herein as “YouNow”) and to integrate YouNow’s prop’s infrastructure (the “Props platform”) into our Camfrog and Paltalk applications (the “YouNow Agreement”). Pursuant to the terms of the YouNow Agreement, YouNow agreed to pay us, in exchange for our services, an aggregate of 10.5 million cryptographic props tokens (“Props tokens”) upon the achievement of certain milestones as follows: (i) 3.0 million Props tokens upon execution of the YouNow Agreement, (ii) 4.0 million Props tokens upon the integration of the Props platform in the Camfrog application and (iii) 3.5 million Props tokens due upon the integration of the Props platform in the Paltalk application. The upfront fee is recognized as revenue under the output method based on the direct measurements of the value of services transferred to date to the customer, relative to the remaining services under the YouNow Agreement. The milestones fees were recognized as revenue on the completion dates of integration services performed during the second and third quarters of 2020.

Once the integration of Props tokens into our Paltalk and Camfrog applications was completed, we began receiving Props tokens for providing a validator service and for allowing users to participate in the loyalty platform. The loyalty platform is intended to drive engagement and incentivize users financially by providing users with the ability to earn Props tokens while using the Paltalk and Camfrog applications. During the third and fourth quarters of 2020, we received an aggregate of 1.1 million Props tokens for the validator service and 13.5 million Props tokens under the loyalty platform. During the six months ended June 30, 2021, we received 351 thousand Props tokens for the validator service and 7.2 million Props tokens under the loyalty platform. The number of Props tokens earned and reserved by users for the year ended December 31, 2020 and for the six months ended June 30, 2021 was 4.0 million and 2.1 million, respectively, which is recorded under “digital tokens payable” in the condensed consolidated balance sheets, and the net revenue earned is recorded under “technology service revenue” in the condensed consolidated statements of income. The total net revenue value is recognized as earned.

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

For the three and six months ended June 30, 2021, we determined the fair value of the Props tokens using observable daily quoted market prices on multiple international exchanges, as recorded on CoinmarketCap.

During the three and six months ended June 30, 2021, we sold approximately 2.9 million Props tokens for proceeds of $304,000.

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

Impairment loss on digital tokens

Impairment loss on digital tokens results from the daily assessment of the Props tokens’ quoted market prices, as reflected on CoinmarketCap, and adjusting the recorded carrying amount to the amount equal to the lowest quoted market price during the period in which the Props tokens are held. During the three and six months ended June 30, 2021, we recorded a non-cash impairment charge in the amount of $184,737, which is reported in our accompanying condensed consolidated statements of income as a result of recent decline in the quoted market prices below the market price of their acquisition.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Subscription bookings	$3,109,478	$3,415,548	$6,213,916	$6,000,812
Net cash provided by operating activities	$515,933	$405,903	$611,988	$422,795
Net income	$821,684	$531,541	$1,738,413	$93,157
Adjusted EBITDA	$668,649	$593,793	$1,203,825	$472,341
Adjusted EBITDA as percentage of total revenues	19.6%	17.6%	17.7%	7.7%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net income adjusted to exclude interest expense (income), net, other expense (income), net, gain on the extinguishment of term debt, provision for income taxes, gain on office lease termination, realized gain (loss) from sale of digital tokens, impairment loss on digital tokens, depreciation and amortization expense and stock-based compensation expense.

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect cash capital expenditures for assets underlying depreciation and amortization expense that may need to be replaced or for new capital expenditures;

●	Adjusted EBITDA does not reflect our working capital requirements;

●	Adjusted EBITDA does not consider the potentially dilutive impact of stock-based compensation;

●	Adjusted EBITDA does not reflect the realized gain (loss) from sale of digital tokens;

●	Adjusted EBITDA does not reflect the impairment loss on digital tokens;

●	Adjusted EBITDA does not reflect the gain on the extinguishment of term debt, gain on office lease termination and the provision for income taxes; and

●	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Reconciliation of Net income to Adjusted EBITDA:
Net income	$821,684	$531,541	$1,738,413	$93,157
Interest expense (income), net	420	1,210	(2,047)	(10,977)
Other expense (income), net	-	(4,589)	-	56,042
Gain on extinguishment of term debt	-	-	(506,500)	-
Provision for income taxes	2,200	2,500	3,300	5,000
Gain on office lease termination	-	(141,001)	-	(141,001)
Realized gain (loss) from sale of digital tokens	(247,293)		(247,293)	23,838
Impairment loss on digital tokens	184,737	-	184,737	-
Depreciation and amortization expense	99,243	146,949	194,189	299,893
Stock-based compensation expense	(192,342)	57,183	(160,974)	146,389
Adjusted EBITDA	$668,649	$593,793	$1,203,825	$472,341

Results of Operations

The following table sets forth condensed consolidated statements of income data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	18.5%	20.3%	18.8%	21.4%
Sales and marketing expense	7.5%	6.5%	7.6%	6.8%
Product development expense	38.0%	37.2%	38.2%	41.1%
General and administrative expense	13.7%	20.3%	18.1%	28.0%
Impairment loss on digital tokens	5.4%	-%	2.7%	-%
Total costs and expenses	83.1%	84.3%	85.4%	97.3%
Income from operations	16.9%	15.7%	14.6%	2.7%
Interest income (expense), net	(0.0)%	(0.0)%	0.0%	0.2%
Gain on extinguishment of term debt	-%	-%	7.5%	-%
Realized gain (loss) from sale of digital tokens	7.2%	-%	3.6%	(0.4)%
Other income (expense), net	-%	0.1%	-%	(0.9)%
Income from operations before provision for income taxes	24.1%	15.8%	25.7%	1.6%
Provision for income taxes	(0.1)%	(0.1)%	(0.0)%	(0.1)%
Net income	24.0%	15.7%	25.7%	1.5%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenue

Total revenue increased to $3,415,803 for the three months ended June 30, 2021 from $3,380,475 for the three months ended June 30, 2020. This increase was primarily driven by technology service revenue.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenue for the three months ended June 30, 2021 and the three months ended June 30, 2020, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	June 30,		Increase	Increase	June 30,
	2021	2020	(Decrease)	(Decrease)	2021	2020
Subscription revenue	$3,121,909	$3,210,619	$(88,710)	(2.8)%	91.4%	95.0%
Advertising revenue	75,462	57,856	17,606	30.4%	2.2%	1.7%
Technology service revenue	218,432	112,000	106,432	95.0%	6.4%	3.3%
Total revenues	$3,415,803	$3,380,475	$35,328	1.0%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the three months ended June 30, 2021 decreased by $88,710, or 2.8%, as compared to the three months ended June 30, 2020. The decrease in subscription revenue was primarily driven by decreased activity in the United States from our existing users in the Camfrog application. This decrease is offset by an increase in the Vumber application’s subscription revenue resulting from an increase in the work-from-home trend as a result of the COVID-19 pandemic.

Advertising Revenue

Our advertising revenue for the three months ended June 30, 2021 increased by $17,606, or 30.4%, as compared to the three months ended June 30, 2020. The increase in advertising revenue was primarily due to an increase in the volume of advertising impressions related to changes in third-party advertising partners.

Technology Service Revenue

Our technology service revenue increased by $106,432, or 95.0%, as compared to the three months ended June 30, 2020. The increase in technology service revenue was driven by technology service revenue generated by the distribution of Props tokens under the YouNow Agreement.

Costs and Expenses

Total costs and expenses for the three months ended June 30, 2021 decreased by $11,021, or 0.4%, as compared to the three months ended June 30, 2020. The following table presents our costs and expenses for the three months ended June 30, 2021 and 2020, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	June 30,		Increase	Increase	June 30,
	2021	2020	(Decrease)	(Decrease)	2021	2020
Cost of revenue	$630,582	$685,430	$(54,848)	(8.0)%	18.5%	19.6%
Sales and marketing expense	255,204	221,416	33,788	15.3%	7.5%	6.3%
Product development expense	1,298,767	1,255,884	42,883	3.4%	38.0%	36.0%
General and administrative expense	469,502	687,083	(217,581)	(31.7)%	13.7%	19.7%
Impairment loss on digital tokens	184,737	-	184,737	100.0%	5.4%	-%
Total costs and expenses	$2,838,792	$2,849,813	$(11,021)	(0.4)%	83.1%	81.6%

Cost of revenue

Our cost of revenue for the three months ended June 30, 2021 decreased by $54,848, or 8.0%, as compared to the three months ended June 30, 2020. The decrease was primarily driven by a reduction of $44,550 in user monitoring services for the three months ended June 30, 2021.

Sales and marketing expense

Our sales and marketing expense for the three months ended June 30, 2021 increased by $33,788, or 15.3%, as compared to the three months ended June 30, 2020. The increase in sales and marketing expense for the three months ended June 30, 2021 was primarily due to an increase of $19,874 in salary and related expenses driven by an increased headcount as we grow our focus on social media.

Product development expense

Our product development expense for the three months ended June 30, 2021 increased by $42,883, or 3.4%, as compared to the three months ended June 30, 2020. The increase in product development expense was primarily driven by an increase in software expense of approximately $53,300 offset by a decrease in salary and related expenses of $18,300.

General and administrative expense

Our general and administrative expense for the three months ended June 30, 2021 decreased by $217,581, or 31.7%, as compared to the three months ended June 30, 2020. The decrease in general and administrative expense for the three months ended June 30, 2021 was primarily due to a stock compensation expense reversal of $218,700 resulting from the forfeiture of an unvested performance stock option award and the deferral of professional fees in connection with the August 2021 Offering.

Impairment loss on digital tokens

The Company recorded a non-cash impairment loss on digital token of $184,737 for the three months ended June 30, 2021 as a result of recent declines in the quoted market prices of certain digital tokens below the market price of their acquisition.

Non-Operating Income

The following table presents the components of non-operating income for the three months ended June 30, 2021 and the three months ended June 30, 2020, the increase between those periods and the percentage increase between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	June 30,		$	%	June 30,
	2021	2020	Increase	Increase	2021	2020
Interest expense, net	$(420)	$(1,210)	$790	65.3%	(0.0)%	(0.0)%
Realized gain from sale of digital tokens	247,293	-	247,293	100.0%	7.2%	-%

Other income	-	4,589	(4,589)	(100.0)%	-%	0.1%
Total non-operating income	$246,873	$3,379	$243,494	7,206.1%	7.2%	0.1%

Non-operating income for the three months ended June 30, 2021 was $246,873, a net increase of $243,494, or 7,206.1%, as compared to non-operating income of $3,379 for the three months ended June 30, 2020. The increase in non-operating income was driven by the realized gain from sale of digital tokens of $247,293.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the three months ended June 30, 2021 and 2020, the Company recorded an income tax provision of $2,200 and $2,500, respectively, consisting primarily of state and local taxes.

As of June 30, 2021, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenue

Revenue increased to $6,787,805 for the six months ended June 30, 2021 from $6,101,217 for the six months ended June 30, 2020. The increase was driven by an increase in subscription revenue of $400,532 along with an increase of $247,296 in technology service revenue as a result of revenue generated from the YouNow Agreement.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenues for the six months ended June 30, 2021 and the six months ended June 30, 2020, the increase between those periods, the percentage increase between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Six Months Ended				Six Months Ended
	June 30,		$	%	June 30,
	2021	2020	Increase	Increase	2021	2020
Subscription revenue	$6,261,274	$5,860,742	$400,532	6.8%	92.2%	96.0%
Advertising revenue	152,283	113,523	38,760	34.1%	2.2%	1.9%
Technology service revenue	374,248	126,952	247,296	194.8%	5.6%	2.1%
Total revenues	$6,787,805	$6,101,217	$686,588	11.3%	100.0%	100.0%

Subscription Revenue – Our subscription revenue for the six months ended June 30, 2021 increased by $400,532, or 6.8%, as compared to the six months ended June 30, 2020. The increase in subscription revenue was primarily driven by increased activity from our existing users in the Paltalk application. The Paltalk application also experienced a change in the proportion of revenue generated between revenue from subscriptions and revenue from virtual gifts due to strategic alignment of the frequency of promotions. In addition, we had an increase in the Vumber application’s subscription revenue resulting from an increase in the work-from-home trend as a result of the COVID-19 pandemic.

Advertising Revenue – Our advertising revenue for the six months ended June 30, 2021 increased by $38,760, or 34.1%, as compared to the six months ended June 30, 2020. The increase in advertising revenue was primarily due to an increase in the volume of advertising impressions related to changes in third-party advertising partners.

Technology Service Revenue – Our technology service revenue for the six months ended June 30, 2021 increased by $247,296, or 194.8%, as compared to the six months ended June 30, 2020. The increase in technology service revenue was mainly driven by technology service revenue generated by the YouNow Agreement.

Costs and Expenses

Total costs and expenses for the six months ended June 30, 2021 reflect a decrease in costs and expenses of $132,225, or 2.2%, as compared to the six months ended June 30, 2020. The following table presents our costs and expenses for the six months ended June 30, 2021 and 2020, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Six Months Ended		$	%	Six Months Ended
	June 30,		Increase	Increase	June 30,
	2021	2020	(Decrease)	(Decrease)	2021	2020
Cost of revenue	$1,277,297	$1,308,154	$(30,857)	(2.4)%	18.8%	21.1%
Sales and marketing expense	512,655	413,086	99,569	24.1%	7.6%	6.6%
Product development expense	2,596,031	2,506,580	89,451	3.6%	38.2%	40.3%
General and administrative expense	1,231,212	1,706,337	(475,125)	(27.8)%	18.1%	27.5%
Impairment loss on digital tokens	184,737	-	184,737	100.0%	2.7%	-%
Total costs and expenses	$5,801,932	$5,934,157	$(132,225)	(2.2)%	85.4%	95.5%

Cost of revenue - Our cost of revenue for the six months ended June 30, 2021 decreased by $30,857, or 2.4%, as compared to the six months ended June 30, 2020. The decrease for the six months ended June 30, 2021 was primarily driven by a reduction of $31,730 in salary and related expenses resulting from reduced headcount, offset by an increase in payment processing costs.

Sales and marketing expense - Our sales and marketing expense for the six months ended June 30, 2021 increased by $99,569, or 24.1%, as compared to the six months ended June 30, 2020. The increase in advertising revenue was primarily due to an increase of $53,867 from the volume of advertising impressions and an increase of $36,640 in salary and related expenses driven by an increased headcount as we grow our focus on social media.

Product development expense - Our product development expense for the six months ended June 30, 2021 increased by $89,451, or 3.6%, as compared to the six months ended June 30, 2020. The increase was primarily due to an increase in software consulting expense of $116,885, offset by a reduction of $55,758 in compensation expenses related to the terminated ProximaX Agreement.

General and administrative expense - Our general and administrative expense for the six months ended June 30, 2021 decreased by $475,125, or 27.8%, as compared to the six months ended June 30, 2020. The decrease in general and administrative expense for the six months ended June 30, 2021 was primarily due to a stock compensation expense reversal of $218,700 resulting from the forfeiture of an unvested performance stock option award, a reduction in rent expense of $115,103 and the deferral of professional fees in connection with the August 2021 Offering.

Impairment loss on digital tokens

We recorded a non-cash impairment loss on digital token of $184,737 for the three months ended June 30, 2021 as a result of recent declines in the quoted market prices of certain digital tokens below the market price of their acquisition.

Non-Operating Income (Loss)

The following table presents the components of non-operating income (loss) for the six months ended June 30, 2021 and the six months ended June 30, 2020, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Six Months Ended		$	%	Six Months Ended
	June 30,		Increase	Increase	June 30,
	2021	2020	(Decrease)	(Decrease)	2021	2020
Interest income	$2,047	$10,977	$(8,930)	(81.4)%	0.0%	0.2%
Other expense, net	-	(56,042)	56,042	100.0%	0.0%	(0.9)%
Realized gain (loss) from sale of digital tokens	247,293	(23,838)	271,131	1,137.4%	3.6%	(0.4)%

Gain on extinguishment of term debt	506,500	-	506,500	100.0%	7.5%	-%
Total non-operating income (loss)	$755,840	$(68,903)	$824,743	1,197.0%	11.1%	(1.1)%

Non-operating income (loss) for the six months ended June 30, 2021 increased by $640,006, or 928.9%, as compared to the six months ended June 30, 2020. The increase resulted from the gain on extinguishment of term debt of the $506,500 of proceeds from the Note received in order to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic and a gain from sale of digital tokens of $247,293.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the six months ended June 30, 2021 and 2020, the Company recorded an income tax provision of $3,300 and $5,000, respectively, consisting primarily of state and local taxes.

As of June 30, 2021, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2021	2020
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$611,988	$422,795
Net cash provided by investing activities	304,304	31,356
Net cash provided by financing activities	-	497,656
Net increase in cash and cash equivalents	$916,292	$951,807

Currently, our primary source of liquidity is cash on hand and cash flows from operations, and we believe that our cash balance and our expected cash flow from operations will be sufficient to meet all of our financial obligations for the twelve months from the date of this report. As of June 30, 2021, we had $6,501,712 of cash and cash equivalents.

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

On May 3, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic, we entered into a promissory note under the SBA PPP under the CARES Act in favor of in favor of the Lender in the aggregate principal amount of $506,500. The Note had a two-year term and borne interest at a stated rate of 1.0% per annum. We did not provide any collateral or guarantees for the Note, nor did we pay any facility charge to obtain the Note. The Note provided for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. On January 13, 2021, the Note was fully forgiven by the SBA and the Lender in compliance with the provisions of the CARES Act. We do not expect to incur additional indebtedness under the CARES Act.

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

As discussed above, on August 5, 2021, we announced the closing of the August 2021 Offering in which we offered and sold 1,159,400 shares of our common stock. We also granted the underwriters a 45-day option to purchase up to an additional 173,910 shares of common stock at the public offering price less discounts and commissions to cover over-allotments, which was exercised in full on August 5, 2021. The net proceeds to us from the August 2021 Offering were approximately $3.5 million, after deducting underwriting discounts, commissions and other estimated offering expenses.

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

Operating Activities

Net cash provided by operating activities was $611,988 for the six months ended June 30, 2021, as compared to net cash provided by operating activities of $422,795 for the six months ended June 30, 2020. The increase in net cash provided by operating activities of $189,193 was primarily due to the forgiveness of the Note proceeds we received in order to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic. Additionally, the increase was a result of our streamlined plan of operations to reduce expenses. For the six months ended June 30, 2021, operating expenses were reduced by $0.1 million, or 1.9%, compared to the six months ended June 30, 2020.

Investing Activities

Net cash provided by investing activities was $304,304 for the six months ended June 30, 2021, as compared to net cash provided by investing activities of $31,356 for the six months ended June 30, 2020. The increase in net cash provided by investing activities is due to an increase in sales of digital tokens.

Financing Activities

There was no net cash used in financing activities for the six months ended June 30, 2021 as compared to net cash provided by financing activities of $497,656 for the six months ended June 30, 2020. The decrease in net cash provided by financing activities is due to the issuance of the Note proceeds we received in order to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic for the six months ended June 30, 2020.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements.

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

Based on the evaluation as of June 30, 2021, for the reasons set forth below, our management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of June 30, 2021, the Company determined that the following item constituted a material weakness:

●	The Company does not have adequate controls related to change management within the technology that support the Company’s financial reporting function.

Changes in Internal Control over Financial Reporting

We have implemented significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the six months ended June 30, 2021, related to general information technology controls in the area of change management in order to remediate the material weakness identified above. However, the Company determined that the residual risk remaining still caused the material weakness to exist. Accordingly, the Company intends to remediate the material weakness for the year ending December 31, 2021.

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 23, 2021, our wholly owned subsidiary, Paltalk Holdings, Inc., filed a patent infringement lawsuit against WebEx Communications, Inc., Cisco WebEx LLC, and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas. We allege that Cisco’s Webex products have infringed U.S. Patent No. 6,683,858, and that we are entitled to damages.

To our knowledge, other than as described above, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

Except as follows, there were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the Form 10-K. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Form 10-K and in our Form S-1.

While the COVID-19 pandemic likely contributed to an increase in our subscription revenue for the fiscal year ended December 31, 2020 as compared to the fiscal year ended December 31, 2019, we may not be able to sustain our subscription revenue growth rate in the future.

The COVID-19 pandemic likely led to an increase in our subscription revenue for the 2020 fiscal year relative to our 2019 subscription revenue. You should not rely on the subscription revenue growth of any prior quarterly or annual period as an indication of our future performance. Our subscription revenue may decline in future periods if the impact of the COVID-19 pandemic dissipates. These results, as well as other metrics such as total revenues, net income, net cash provided by operating activities and other financial and operating data, may not be indicative of results for future periods.

Our business is subscription based, and users are not obligated to, and may choose not to, renew their subscriptions after their existing subscriptions expire. Renewals of subscriptions to our applications may decline or fluctuate because of several factors, such as dissatisfaction with our products and support, a user no longer having a need for our products, including any new users that have subscribed to our services during the COVID-19 pandemic that may subsequently reduce or discontinue their use after the impact of the pandemic has tapered, or the perception that competitive products provide better, more secure, or less expensive options. If we are not able to continue to expand our user base, our revenue may grow more slowly than expected or decline. Similar to the uncertainty of users renewing their subscriptions, the number of new users may slow or decline once the impact of the COVID-19 pandemic subsides, particularly as a vaccine becomes widely available, and users return to work or school or are otherwise no longer subject to shelter-in-place mandates.

Security breaches, computer viruses and cybersecurity incidents could harm our business, results of operations or financial condition.

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

Security breaches, computer malware and cybersecurity incidents have become more prevalent in our industry and may occur on our systems in the future. Although it is difficult to determine what, if any, harm may directly result from an interruption or attack, any security breach caused by hacking, including efforts to gain unauthorized access to our applications, servers or websites, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and results of operations. If a breach of our security (or the security of our vendors and partners) occurs, the perception of the effectiveness of our security measures and our reputation may be harmed, we could lose current and potential users and the recognition of our various brands and their competitive positions could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.

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

Similarly, terror and other criminal groups may use our products to promote their goals and encourage users to engage in terror and other illegal activities. We expect that as more people use our products, these groups will increasingly seek to misuse our products. Although we invest resources to combat these activities, including by suspending or terminating accounts we believe are violating our Terms of Service, we expect these groups will continue to seek ways to act inappropriately and illegally on our products. Combating these groups requires our engineering team to divert significant time and focus from improving our products. In addition, we may not be able to control or stop our products from becoming the preferred application of use by these groups, which may become public knowledge and seriously harm our reputation or lead to lawsuits or attention from regulators. If these activities increase, our reputation, user growth and user engagement, and operational cost structure could be seriously harmed. Furthermore, many governments have enacted laws requiring companies to provide notice of data security incidents involving certain types of personal data. Such laws are inconsistent, and compliance in the event of a widespread data breach is costly.

As a result of the COVID-19 pandemic, we adopted a work-from-home policy in March 2020, and we expect this practice to continue for the foreseeable future. Remote work and remote access increases our vulnerability to cybersecurity attacks. We may see an increase in cyberattack volume, frequency and sophistication driven by the global enablement of remote workforces. We seek to detect and investigate unauthorized attempts and attacks against our network, products and services and to prevent their recurrence where practicable through changes to our internal processes and tools and changes or updates to our products and services; however, we remain potentially vulnerable to additional known or unknown threats. In some instances, we and the users of our applications can be unaware of an incident or its magnitude and effects.

Our existing general liability insurance coverage and the coverage we carry for cyber-related liabilities may not continue to be available on acceptable terms or be available in sufficient amounts to cover one or more large claims or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that are not covered or exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could harm our business.

If we are not able to comply with the applicable continued listing requirements or standards of the Nasdaq Capital Market, Nasdaq could delist our securities.

Our common stock was approved for listing on The Nasdaq Capital Market under the symbol “PALT” and began trading on The Nasdaq Capital Market on August 3, 2021. We cannot assure you that our securities will continue to be listed on The Nasdaq Capital Market in the future. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. We may not be able to comply with the applicable listing standards and Nasdaq could delist our securities as a result.

We cannot assure you that our common stock, if delisted from The Nasdaq Capital Market, will be listed on another national securities exchange. If our common stock is delisted by The Nasdaq Capital Market, our common stock would likely trade on the OTCQB where an investor may find it more difficult to sell our shares or obtain accurate quotations as to the market value of our common stock.

Our common stock is usually thinly traded, stockholders may be unable to sell at or near ask prices or at all and the price of our common stock may be volatile.

The shares of our common stock have usually been thinly-traded on the OTCQB, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on stock price. In addition, we may experience unusual or infrequent trading events that cause the price of our common stock to fluctuate wildly. For example, the closing price of our common stock ranged from $0.63 per share to $3.49 per share for the period from January 1, 2020 to June 8, 2021.

Although our common stock is now listed for trading on The Nasdaq Capital Market, a broader or more active public trading market for our common stock may not develop or be sustained, and the current trading level of our common stock may not be sustained. Due to these conditions, you may be unable to sell your common stock at or near ask prices or at all if you desire to sell shares of common stock.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock, especially in light of the COVID-19 pandemic. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the quarter ended June 30, 2021 that were not previously reported on a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description
2.1#	Asset Purchase Agreement, by and between Paltalk, Inc. and The Dating Company, LLC, dated as of January 31, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on February 4, 2019 by the Company with the SEC).
2.2#	Amended and Restated Asset Purchase Agreement, dated as of May 29, 2020, by and between Paltalk, Inc. and SecureCo, LLC (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q of the Company filed on August 6, 2020 by the Company with the SEC).
3.1	Certificate of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.2	Certificate of Amendment of Certificate of Incorporation, dated November 20, 2007 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172202) of the Company filed on February 11, 2011 by the Company with the SEC).
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of the Company filed on March 14, 2016 by the Company with the SEC).
3.4	Certificate of Amendment to Certificate of Incorporation, dated May 19, 2016 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).
3.5	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2017 (incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K of the Company filed on March 28, 2017 by the Company with the SEC).
3.6	Certificate of Amendment to Certificate of Incorporation, dated May 25, 2017 (incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2017 by the Company with the SEC).
3.7	Certificate of Amendment to Certificate of Incorporation, effective March 12, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 13, 2018 by the Company with the SEC).
3.8	Certificate of Amendment to the Certificate of Incorporation, effective May 15, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on May 15, 2020 by the Company with the SEC).
3.9	Amended and Restated By-Laws of Paltalk, Inc., as amended through April 19, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed April 25, 2012 by the Company with the SEC).
3.10	Amendment No. 1 to the Amended and Restated By-Laws of Paltalk, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed September 11, 2017 by the Company with the SEC).
3.11	Amendment No. 2 to the Amended and Restated By-Laws of Paltalk, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on March 13, 2018 by the Company with the SEC).
3.12	Amendment No. 3 to the Amended and Restated By-Laws of Paltalk, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 25, 2020 by the Company with the SEC).
3.13	Amendment No. 4 to the Amended and Restated By-Laws of Paltalk, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on May 15, 2020 by the Company with the SEC).
4.1	Specimen Stock Certificate of Paltalk, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-226003) of the Company filed on November 27, 2018 by the Company with the SEC).
10.1	Underwriting Agreement, dated August 2, 2021, by and between the Company and Maxim Group LLC, as representative of the several underwriters thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K of the Company filed on August 5, 2021 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Paltalk, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Paltalk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paltalk, Inc.

Date: August 10, 2021	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer)

Paltalk, Inc.

Date: August 10, 2021	By:	/s/ Kara Jenny
Kara Jenny
Chief Financial Officer
(Principal Financial and Accounting Officer)