Form 10-Q
period 2021-09-30
PALTALK, INC.
filed 2021-11-09
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2021
Common Stock, par value $0.001 per share	9,832,157*

*	Excludes 30,374 shares of common stock that are held as treasury stock by Paltalk, Inc.

PALTALK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALTALK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,712,832	$5,585,420
Accounts receivable, net of allowances of $3,648 as of September 30, 2021 and December 31, 2020, respectively	117,588	71,410
Prepaid expense and other current assets	211,262	236,704
Total current assets	11,041,682	5,893,534
Operating lease right-of-use asset	259,282	68,967
Property and equipment, net	107,830	255,777
Goodwill	6,326,250	6,326,250
Intangible assets, net	242,710	381,210
Digital tokens	53,899	439,145
Digital tokens receivable	-	210,000
Other assets	13,937	13,937
Total assets	$18,045,590	$13,588,820

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,108,628	$742,141
Accrued expenses and other current liabilities	157,697	254,084
Operating lease liabilities, current portion	79,849	68,967
Digital tokens payable	333,446	123,397
Term debt, current portion	-	338,792
Deferred subscription revenue	1,858,955	2,058,721
Total current liabilities	3,538,575	3,586,102
Operating lease liabilities, non-current portion	179,433	-
Term debt, non-current portion	-	167,708
Total liabilities	3,718,008	3,753,810
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, and 8,249,714 and 6,916,404 shares issued and 8,239,764 and 6,906,454 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	8,250	6,917
Treasury stock, 9,950 shares at par as of September 30, 2021 and December 31, 2020	(10,859)	(10,859)
Additional paid-in capital	24,729,903	21,568,041
Accumulated deficit	(10,399,712)	(11,729,089)
Total stockholders’ equity	14,327,582	9,835,010
Total liabilities and stockholders’ equity	$18,045,590	$13,588,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Subscription revenue	$3,148,822	$3,124,999	$9,410,096	$8,985,741
Advertising revenue	151,318	86,256	303,601	199,779
Technology service revenue	77,507	98,000	451,755	224,952
Total revenues	3,377,647	3,309,255	10,165,452	9,410,472
Costs and expenses:
Cost of revenue	744,566	632,462	2,021,863	1,940,616
Sales and marketing expense	323,758	204,371	836,413	617,457
Product development expense	1,334,732	1,223,818	3,930,763	3,730,398
General and administrative expense	859,675	704,812	2,090,887	2,411,149
Impairment loss on digital tokens	571,458	-	756,195	-
Total costs and expenses	3,834,189	2,765,463	9,636,121	8,699,620
Income (loss) from operations	(456,542)	543,792	529,331	710,852
Interest (expense) income, net	(195)	(1,959)	1,852	9,018
Gain from sale of Secured Communications Assets	-	250,000	-	250,000
Gain on extinguishment of term debt	-	-	506,500	-
Realized gain (loss) from the sale of digital tokens	53,867	(48,285)	301,160	(72,123)
Other expense	-	-	-	(56,042)
Income (loss) from operations before provision for income taxes	(402,870)	743,548	1,338,843	841,705
Benefit (expense) for income taxes	(6,166)	3,300	(9,466)	(1,700)
Net income (loss)	$(409,036)	$746,848	$1,329,377	$840,005

Net income (loss) per share of common stock:
Basic	$(0.05)	$0.11	$0.19	$0.12
Diluted	$(0.05)	$0.11	$0.18	$0.12
Weighted average number of shares of common stock used in calculating net income per share of common stock:
Basic	7,718,034	6,889,334	7,179,953	6,877,355
Diluted	7,718,034	6,895,588	7,201,504	6,879,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Common	Stock	Treasury	Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	6,878,904	$6,879	(1,900)	$(2,015)	$21,281,382	$(13,100,351)	$8,185,895
Stock-based compensation expense	-	-	-	-	89,206	-	89,206
Repurchases of common stock	-	-	(6,600)	(7,240)	-	-	(7,240)
Net loss	-	-	-	-	-	(438,384)	(438,384)
Balance at March 31, 2020	6,878,904	$6,879	(8,500)	$(9,255)	$21,370,588	$(13,538,735)	$7,829,477
Stock-based compensation expense	-	-	-	-	57,183	-	57,183
Repurchases of common stock	-	-	(1,450)	(1,604)	-	-	(1,604)
Net income	-	-	-	-	-	531,541	531,541
Balance at June 30, 2020	6,878,904	$6,879	(9,950)	$(10,859)	$21,427,771	$(13,007,194)	$8,416,597
Stock-based compensation expense	-	-	-	-	47,707	-	47,707
Shares issued for consulting services	37,500	38	-	-	43,462	-	43,500
Net income	-	-	-	-	-	746,848	746,848
Balance at September 30, 2020	6,916,404	$6,917	(9,950)	$(10,859)	$21,518,940	$(12,260,346)	$9,254,652

	Common	Stock	Treasury	Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	6,916,404	$6,917	(9,950)	$(10,859)	$21,568,041	$(11,729,089)	$9,835,010
Stock-based compensation expense	-	-	-	-	31,368	-	31,368
Net income	-	-	-	-	-	916,729	916,729
Balance at March 31, 2021	6,916,404	$6,917	(9,950)	$(10,859)	$21,599,409	$(10,812,360)	$10,783,107
Reversal of stock compensation expense of non-vested options, net	-	-	-	-	(192,342)	-	(192,342)
Net income	-	-	-	-	-	821,684	821,684
Balance at June 30, 2021	6,916,404	$6,917	(9,950)	$(10,859)	$21,407,067	$(9,990,676)	$11,412,449
Stock-based compensation expense	-	-	-	-	93,430	-	93,430
Public offering of common stock, net of issuance costs	1,333,310	1,333	-	-	3,229,406	-	3,230,739
Net loss	-	-	-	-	-	(409,036)	(409,036)
Balance at September 30, 2021	8,249,714	$8,250	(9,950)	$(10,859)	$24,729,903	$(10,399,712)	$14,327,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$1,329,377	$840,005
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation of property and equipment	147,947	249,614
Amortization of intangible assets	138,500	192,250
Amortization of operating lease right-of-use assets	54,625	89,532
Gain on cancellation of office lease	-	(141,001)
Impairment loss on digital tokens	756,195	-
Realized (gain) loss from the sale of digital tokens	(301,160)	72,123
Write-off of note receivable	-	56,042
Gain on extinguishment of term debt	(506,500)	-
Stock-based compensation	(67,544)	194,096
Bad debt expense	(3,235)	(28,461)
Common stock issued for consulting services	-	43,500
Changes in operating assets and liabilities:
Digital tokens	(876,407)	-
Accounts receivables	(42,943)	118,939
Digital tokens receivable	210,000	(210,000)
Operating lease liability	(54,625)	(93,123)
Digital tokens payable	210,049	-
Prepaid expenses and other current assets	25,442	(214,229)
Other assets	-	16,897
Accounts payable, accrued expenses and other current liabilities	270,100	(420,478)
Deferred subscription revenue	(199,766)	146,855
Net cash provided by operating activities	1,090,055	912,561
Cash flows from investing activities:
Proceeds from Secured Communications Assets	-	150,000
Proceeds from the sale of digital tokens	806,618	75,406
Net cash provided by investing activities	806,618	225,406
Cash flows from financing activities:
Borrowings of term debt	-	506,500
Proceeds from issuance of common stock, net of issuance costs	3,230,739	-
Purchase of treasury stock	-	(8,844)
Net cash provided by financing activities	3,230,739	497,656
Net increase in cash and cash equivalents	5,127,412	1,635,623
Balance of cash and cash equivalents at beginning of period	5,585,420	3,427,058
Balance of cash and cash equivalents at end of period	$10,712,832	$5,062,681
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Modification of operating lease right-of-use asset and liability	$244,940	-

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

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheets and statements of operations, cash flows and changes in stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the nine months ended September 30, 2021 are not necessarily indicative of results for the year ending December 31, 2021, or for any other period.

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

On April 13, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic, the Company applied for a loan under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and on May 3, 2020, the Company entered into a promissory note with an aggregate principal amount of $506,500 (the “Note”) in favor of Citibank, N.A., as lender (the “Lender”). On January 13, 2021, the Note was fully forgiven by the SBA and the Lender in compliance with the provisions of the CARES Act. The Company does not expect to incur additional indebtedness under the CARES Act.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Summary of Significant Accounting Policies

Deferred Offering Costs

The Company capitalizes certain legal and professional fees that are directly related to public offerings of common stock as deferred offering costs until such financing is consummated. See Note 8 for more information regarding the Company’s recent public offerings of common stock. At the consummation of such equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated.

For a detailed discussion about the Company’s significant accounting policies, see the Form 10-K.

During the nine months ended September 30, 2021, there were no other significant changes made to the Company’s significant accounting policies.

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

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the nine months ended September 30, 2021 and 2020, subscriptions were offered in durations of one-, three-, six- and twelve-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets. Deferred revenue at December 31, 2020 was $2,058,721, of which $1,529,597 was subsequently recognized as subscription revenue during the nine months ended September 30, 2021. The ending balance of deferred revenue at September 30, 2021 was $1,858,955.

In addition, the Company offers virtual gifts to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and are under the users’ control. Virtual gift revenue is recognized upon the users’ redemption of virtual gifts at the fixed transaction price and included in subscription revenue in the accompanying condensed consolidated statements of operations. Virtual gift revenue is presented as deferred revenue in the condensed consolidated balance sheets until virtual gifts are redeemed. Virtual gift revenue was $1,450,757 and $4,259,933 for the three and nine months ended September 30, 2021, respectively. Virtual gift revenue was $1,288,717 and $3,931,151 for the three and nine months ended September 30, 2020, respectively. The ending balance of deferred revenue from virtual gifts at September 30, 2021 and 2020 was $305,767 and $276,661, respectively.

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

Once the integration of Props tokens to the Paltalk and Camfrog applications was completed, the Company began receiving Props tokens for providing a validator service and for allowing users to participate in the loyalty platform. The loyalty platform is intended to drive engagement and incentivize users financially by providing users with the ability to earn Props tokens while using the Paltalk and Camfrog applications. During the third and fourth quarters of 2020, the Company received an aggregate of 1.1 million Props tokens for the validator service and 13.5 million Props tokens under the loyalty platform. During the three and nine months ended September 30, 2021, the Company received 104 thousand and 455 thousand Props tokens, respectively, for the validator service and 3.0 million and 10.2 million Props tokens under the loyalty platform. The number of Props tokens earned and reserved by users for the nine months ended September 30, 2021 and for the year ended December 31, 2020 was 8.2 million and 4.0 million, respectively, which is recorded under “digital tokens payable” in the condensed consolidated balance sheets and the net revenue earned is recorded under “technology service revenue” in the condensed consolidated statements of operations. The total net revenue value is recognized as earned.

For the year ended December 31, 2020, the Company retained an independent third-party to estimate the dollar value of the revenue for the validator service and digital tokens earned through the loyalty platform. Given the recent trading availability of Props tokens in various active markets, during the three and nine months ended September 30, 2021, the Company calculated the fair value of digital tokens based on the observable daily quoted market prices (Level 1 inputs) on multiple international exchanges, as recorded on CoinmarketCap (see Note 5 for additional information on the fair value of the Props tokens). The total net revenue value recognized as earned was estimated to be $77,507 and $451,755 for the three and nine months ended September 30, 2021, respectively.

In August 2021, the Company received notice from YouNow that it was terminating the YouNow Agreement, and that it would not support the Props platform past the end of calendar year 2021. In connection with the notice of termination and in accordance with the YouNow Agreement, the Company received an additional 2,625,000 Props tokens. The value of these tokens was recorded as revenue under “technology service revenue” in the condensed consolidated statements of income.

During the three and nine months ended September 30, 2021, the Company sold approximately 29.5 million and 32.4 million Props tokens, respectively, for proceeds of $502,314 and $806,618, respectively. The realized gain of the sale of digital tokens was approximately $53,867 and $301,160 for the three and nine months ended September 30, 2021, respectively, and is included in the condensed consolidated statements of income.

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

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the current presentation. These reclassifications have no impact on the previously reported net income.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Property and Equipment, Net

Property and equipment, net consisted of the following at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020

Computer equipment	$866,459	$866,459
Website development	3,076,323	3,076,323
Furniture and fixtures	47,463	47,463
Total property and equipment	3,990,245	3,990,245
Less: Accumulated depreciation	(3,882,415)	(3,734,468)
Total property and equipment, net	$107,830	$255,777

Depreciation expense for the three and nine months ended September 30, 2021 was $46,090 and $147,947, respectively as compared to $77,888 and $249,614 for the three and nine months ended September 30, 2020, respectively.

4.	Intangible Assets, Net

Intangible assets, net consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$50,000	$(30,625)	$19,375	$50,000	$(28,750)	$21,250
Trade names, trademarks product names, URLs	555,000	(505,273)	49,727	555,000	(493,648)	61,352
Internally developed software	1,990,000	(1,990,000)	-	1,990,000	(1,990,000)	-
Subscriber/customer relationships	2,279,000	(2,105,392)	173,608	2,279,000	(1,980,392)	298,608
Total intangible assets	$4,874,000	$(4,631,290)	$242,710	$4,874,000	$(4,492,790)	$381,210

Amortization expense for the three and nine months ended September 30, 2021 was $46,167 and $138,500, respectively, as compared to $64,083 and $192,250 for the three and nine months ended September 30, 2020, respectively. The aggregate amortization expense for each of the next five years and thereafter is estimated to be $46,166 in 2021, $149,944 in 2022, $18,000 in 2023, $17,354 in 2024, $2,500 in 2025 and $8,746 thereafter.

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

Digital tokens earned, receivable or payable before September 30, 2020, were recorded based on an estimated fair value of $0.02. Digital tokens earned, receivable or payable from July 1, 2020 through December 31, 2020 were recorded based on an estimated fair value of $0.039. At December 31, 2020, the Company recorded $439,145 under digital tokens, $123,397 under digital tokens payable and $210,000 under digital tokens receivable pursuant to the YouNow Agreement.

Given the recent trading availability of Props tokens in various active markets, during the three and nine months ended September 30, 2021, the Company calculated the fair value of digital tokens based on the observable daily quoted market prices (Level 1 inputs) on multiple international exchanges, as recorded on CoinmarketCap. At September 30, 2021, the Company recorded $53,899 under digital tokens and $333,446 under digital tokens payable pursuant to the YouNow Agreement.

During the three and nine months ended September 30, 2021, the Company recorded a non-cash impairment charge in the amount of $571,458 and $756,195, respectively, which is reported in the accompanying condensed consolidated statements of operations as a result of recent declines in the quoted market prices of certain digital tokens below the market price of their acquisition.

In August 2021, the Company received notice from YouNow that it was terminating the YouNow Agreement, and that it would not support the Props platform past the end of calendar year 2021. In connection with the notice of termination and in accordance with the YouNow Agreement, the Company received an additional 2,625,000 Props tokens. The value of these tokens was recorded as revenue under “technology service revenue” in the condensed consolidated statements of income.

During the three and nine months ended September 30, 2021, the Company sold approximately 29.5 million and 32.4 million Props tokens, respectively, for proceeds of $502,314 and $806,618, respectively. The realized gain of the sale of digital tokens was approximately $53,867 and $301,160 for the three and nine months ended September 30, 2021, respectively, and is included in the condensed consolidated statements of income.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	September 30,	December 31,
	2021	2020

Compensation, benefits and payroll taxes	$120,375	$226,500
Prepaid income tax	(27,674)	-
Other accrued expenses	64,996	27,584
Total accrued expenses and other current liabilities	$157,697	$254,084

7.	Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2021, our conclusion regarding the realizability of our U.S. deferred tax assets did not change and we have recorded a full valuation allowance against them.

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

For the three and nine months ended September 30, 2021, the Company recorded an income tax provision of $6,166 and $9,466, respectively, primarily related to state and local taxes. The effective tax rate for the three and nine months ended September 30, 2021 was (1.51)% and 0.70%, respectively. The effective tax rate differs from the statutory rate of 21% as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

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

The Paltalk, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 121,930 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The Paltalk, Inc. 2016 Long-Term Incentive Plan (“the 2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of September 30, 2021, there were 958,063 shares available for future issuance under the 2016 Plan.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

August 2021 Underwritten Public Offering

On August 5, 2021, the Company announced the pricing and closing of an underwritten public offering (the “August 2021 Offering”), in which the Company sold an aggregate of 1,333,310 shares of the Company’s common stock (which includes 173,910 shares sold to the underwriter pursuant to the full exercise of the underwriter’s over-allotment option) at a public offering price of $3.00 per share. The August 2021 Offering was made pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-257036), initially filed with the SEC on June 11, 2021, and was subsequently amended and declared effective on August 2, 2021.

Gross proceeds received by the Company from the August 2021 Offering were approximately $4.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses of approximately $769,200. These costs were recorded in stockholders’ equity as a reduction of additional paid-in capital in connection with Staff Accounting Bulletin 5A.

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

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the nine months ended September 30, 2021:

Expected volatility	178%-197%
Expected life of option (in years)	5.0-5.5
Risk free interest rate	0.81-0.88%
Expected dividend yield	0.0%

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

The following table summarizes stock option activity during the nine months ended September 30, 2021:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2021	622,036	$5.53
Granted	37,932	3.77
Forfeited or canceled, during the period	(128,569)	4.06
Expired, during the period	(13,427)	5.01
Outstanding at September 30, 2021	517,972	$5.78
Exercisable at September 30, 2021	446,527	$6.37

At September 30, 2021, there was $103,205 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.7 years.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On September 30, 2021, the aggregate intrinsic value of stock options that were outstanding and exercisable was $3,186,961 and $2,578,975, respectively. On September 30, 2020, the aggregate intrinsic value of stock options that were outstanding and exercisable was $7,200 and $5,400, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the nine months ended September 30, 2021, the Company granted stock options to members of the Board of Directors to purchase an aggregate of 24,000 shares of common stock at an exercise price of $3.20 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2021 and have a term of ten years. During the nine months ended September 30, 2021, the Company also granted options to employees to purchase an aggregate of 13,932 shares of common stock. These options vest between the grant date and up to four years, have a term of ten years and have an exercise price of $3.20 to $4.90.

During the nine months ended September 30, 2021, an unvested executive performance award was forfeited and an expense reversal of $218,679 was recorded under general and administrative expense in the condensed consolidated statements of operations.

The aggregate fair value for the stock options granted during the nine months ended September 30, 2021 and 2020 was $145,522 and $18,664, respectively.

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of revenue	$67,000	$386	$67,182	$1,137
Sales and marketing expense	95	21	198	61
Product development expense	2,755	4,118	8,539	15,338
General and administrative expense	23,580	43,182	(143,463)	177,560
Total stock compensation expense	$93,430	$47,707	$(67,544)	$194,096

9.	Net Income (Loss) Per Share

Basic earnings and loss per share are computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted income per share. For the three and nine months ended September 30, 2021, 517,972 and 496,421 of shares issuable upon the exercise of outstanding stock options, respectively, were not included in the computation of diluted net income (loss) per share because their inclusion would be antidilutive. For the nine months ended September 30, 2021, 21,551 of shares issuable upon the exercise of outstanding stock options, respectively, were included in the computation of diluted net income (loss) per share from operations because their inclusion would be dilutive.

For the three and nine months ended September 30, 2020, 625,502 and 629,671, respectively, of shares issuable upon the exercise of outstanding stock options were not included in the computation of diluted net income (loss) per share from operations because their inclusion would be antidilutive.

For the three and nine months ended September 30, 2020, 6,254 and 2,085 of shares issuable upon the exercise of outstanding stock options, respectively, were included in the computation of diluted net income (loss) per share from operations because their inclusion would be dilutive.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the net income (loss) per share calculation for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss) from operations – basic and diluted	$(409,036)	$746,848	$1,329,377	$840,005
Weighted average shares outstanding – basic	7,718,034	6,889,334	7,179,953	6,877,335
Weighted average shares outstanding – diluted	7,718,034	6,895,588	7,201,504	6,879,440
Per share data:
Basic from operations	$(0.05)	$0.11	$0.19	$0.12
Diluted from operations	$(0.05)	$0.11	$0.18	$0.12

10.	Leases

On June 7, 2016, the Company entered into a lease agreement with Jericho Executive Center LLC for office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on September 1, 2016 and runs through November 30, 2021. The Company’s monthly office rent payments under the lease are currently approximately $7,081 per month. On April 9, 2021, the Company entered into a lease extension agreement with Jericho Executive Center LLC for the office space at 30 Jericho Executive Plaza in Jericho, New York, which commences on December 1, 2021 and runs through November 30, 2024. The modification resulted in an increase its ROU assets and lease liabilities of $0.2 million, using a discount rate of 2.30%.

As of September 30, 2021, the Company had no long-term leases that were classified as financing leases. As of September 30, 2021, the Company did not have additional operating and financing leases that had not yet commenced.

At September 30, 2021, the Company had operating lease liabilities of approximately $259,000 and right-of-use assets of approximately $259,000, which are included in the condensed consolidated balance sheets.

Total rent expense for the nine months ended September 30, 2021 was $64,782, of which $3,000 was sublease income. Total rent expense for the nine months ended September 30, 2020 was $183,523, of which $36,095 was sublease income. Rent expense is recorded under general and administrative expense in the condensed consolidated statements of operations.

The following table summarizes the Company’s operating leases for the periods presented:

	Nine Months Ended
	September 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$54,625	$93,123
Weighted average assumptions:
Remaining lease term	3.2	1.2
Discount rate	2.3%	3.5%

As of September 30, 2021, future minimum payments under non-cancelable operating leases were as follows:

For the year ending December 31,	Amount
2021	21,244
2022	84,975
2023	84,975
2024	77,894
Total	$269,088
Less: present value adjustment	(9,806)
Present value of minimum lease payments	$259,282

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Term debt

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

Patent Litigation

On July 23, 2021, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit against WebEx Communications, Inc., Cisco WebEx LLC, and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas. The Company alleges that Cisco’s Webex products have infringed U.S. Patent No. 6,683,858, and that the Company is entitled to damages. A Markman hearing is scheduled for the first quarter of 2022.

Legal Proceedings

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of September 30, 2021.

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

October 2021 Underwritten Public Offering

On October 19, 2021, the Company announced the pricing and closing of an underwritten public offering, in which the Company sold an aggregate of 1,552,500 shares of the Company’s common stock (which includes 202,500 shares sold to the underwriter pursuant to the full exercise of the underwriter’s over-allotment option) at a public offering price of $7.50 per share (the “October 2021 Offering”).

The October 2021 Offering was made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-260063), previously filed with the SEC on October 5, 2021 and declared effective on October 14, 2021. The October 2021 Offering was offered by means of a prospectus supplement and accompanying prospectus, forming part of the registration statement.

Gross proceeds received by the Company from the October 2021 Offering before deducting underwriting discounts, commissions and other offering expenses were approximately $11.6 million, inclusive of the over-allotment option.

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no other events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2021 and 2020, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2020, all amounts herein are unaudited.

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

Our continued growth depends on attracting new consumer application users through the introduction of new applications, features and partnerships and further penetration of our existing markets. Our principal growth strategy is to invest in the development of proprietary software, expand our sales and marketing efforts with respect to such software, and increase our consumer application user base through potential platform partnerships and new and existing advertising campaigns that we run through internet and mobile advertising networks, all while balancing the capital needs of the business. Our strategy also includes the acquisition of, or investment in, technologies, solutions or businesses that complement our business.

Our strategy is to approach these opportunities in a measured way, being mindful of our resources and evaluating factors such as potential revenue, time to market and amount of capital needed to invest in the opportunity.

Recent Developments

August 2021 Underwritten Public Offering

On August 5, 2021, we announced the pricing and closing of a firm commitment underwritten public offering of an aggregate of 1,333,310 shares of our common stock (which includes 173,910 shares sold to the underwriter pursuant to the full exercise of the underwriter’s over-allotment option) at a public offering price of $3.00 per share (the “August 2021 Offering”). The August 2021 Offering was made pursuant to the Form S-1 (File No. 333-257036), initially filed with the SEC on June 11, 2021, as subsequently amended and declared effective on August 2, 2021. The August 2021 Offering was made only by means of a prospectus forming a part of the effective registration statement. The net proceeds to us from the August 2021 Offering were approximately $3.2 million, after deducting underwriting discounts, commissions and other estimated offering expenses.

In connection with the August 2021 Offering, our common stock was approved for listing on The Nasdaq Capital Market under the symbol “PALT” and began trading on The Nasdaq Capital Market on August 3, 2021.

October 2021 Underwritten Public Offering

On October 19, 2021, we announced the pricing and closing of an underwritten public offering of an aggregate of 1,552,500 shares of our common stock (which includes 202,500 shares sold to the underwriter pursuant to the full exercise of the underwriter’s over-allotment option) at a public offering price of $7.50 per share (the “October 2021 Offering”). The October 2021 Offering was made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-260063), previously filed with the SEC on October 5, 2021 and declared effective on October 14, 2021. The October 2021 Offering was offered by means of a prospectus supplement and accompanying prospectus, forming part of the registration statement.

Gross proceeds to us from the October 2021 Offering were approximately $11.6 million, before deducting underwriting discounts, commissions and other offering expenses, inclusive of the over-allotment.

Launch of Paltalk Rewards Points

As previously disclosed, we served as a launch partner with YouNow to integrate YouNow’s props infrastructure into our Camfrog and Paltalk applications, which allowed users to earn Props tokens while using the Paltalk and Camfrog applications. On October 15, 2021, we launched our new rewards loyalty program, Paltalk Rewards Points, and simultaneously ended the distribution of Props tokens, our prior rewards program. Paltalk and Camfrog users kept their existing rewards earned from the former Props program and now have the opportunity to earn new Paltalk Rewards Points. In connection with the Paltalk Rewards Points, we added 25 new reward tiers such as specialty coins, subscriptions, stickers, flair, and other popular buttons.

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

Operational Highlights and Objectives

During the three and nine months ended September 30, 2021, we executed key components of our objectives:

●	completed an uplist of our shares of common stock to the Nasdaq Capital Market, which began trading on The Nasdaq Capital Market on August 3, 2021, under the Company’s current ticker symbol “PALT”;

●	raised gross proceeds of approximately $4.0 million in connection with the August 2021 Offering of 1,333,310 shares of common stock (which includes 173,910 shares sold to the underwriter pursuant to the full exercise of the underwriter’s over-allotment option) at a price to the public of $3.00 per share;

●	sold approximately 29.5 and 32.4 million Props tokens, respectively, for proceeds of $0.5 million and $0.8 million during the three and nine months ended September 30, 2021, respectively;

●	reported positive adjusted EBITDA of $0.3 million and $1.5 million for the three and nine months ended September 30, 2021, respectively, compared to $0.7 million and $1.2 million for the three and nine months ended September 30, 2020; and

●	achieved positive net cash flow of $5.1 million for the nine months ended September 30, 2021 and positive cash flow from operations of $1.1 million, an improvement of $0.2 million when compared to the nine months ended September 30, 2020.

For the near term, our business objectives include:

●	continuously improving and enhancing our live video chat applications, including the posting of topical messages, photos and videos directly to other users and the community at large, integration of games, private rooms and other features focused on new user acquisition, retention and monetization, which collectively are intended to increase usage and revenue opportunities;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other entities that are synergistic to our businesses;

●	investing in advertising technology and/or partner with existing advertising solution providers to enhance advertising revenue;

●	developing new channels to find influencers on social media in order to scale current programming;

●	continuing to develop our consumer application platform strategy by seeking potential partnerships with large third-party communities to whom we could promote a co-branded version of our video chat products and potentially share in the incremental revenues generated by these partner communities; and

●	continuing to defend our intellectual property.

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

Secure Communications. During the first quarter of 2020, we received technology service revenue in connection with our technology services agreement (the “ProximaX Agreement”) with ProximaX Limited (“ProximaX”). Effective June 24, 2019, we entered into a termination agreement with ProximaX (the “Termination Agreement”), pursuant to which ProximaX was required to make certain payments to us on a monthly basis through the remainder of 2019. Since there is no assurance of collectability on the payments due under the Termination Agreement, revenue is being recognized as the payments are received. As described above, we sold our Secured Communications Assets. We do not anticipate generating any material technology service revenue in the future or continuing to pursue secure communications software solutions as part of our business strategy.

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

Once the integration of Props tokens into our Paltalk and Camfrog applications was completed, we began receiving Props tokens for providing a validator service and for allowing users to participate in the loyalty platform. The loyalty platform is intended to drive engagement and incentivize users financially by providing users with the ability to earn Props tokens while using the Paltalk and Camfrog applications. During the third and fourth quarters of 2020, we received an aggregate of 1.1 million Props tokens for the validator service and 13.5 million Props tokens under the loyalty platform. During the nine months ended September 30, 2021, we received 351 thousand Props tokens for the validator service and 7.2 million Props tokens under the loyalty platform. The number of Props tokens earned and reserved by users for the year ended December 31, 2020 and for the nine months ended September 30, 2021 was 4.0 million and 8.2 million, respectively, which is recorded under “digital tokens payable” in the condensed consolidated balance sheets, and the net revenue earned is recorded under “technology service revenue” in the condensed consolidated statements of operations. The total net revenue value is recognized as earned.

For the year ended December 31, 2020, we determined the fair value of the Props tokens by converting them into U.S. dollars using an independent third-party valuation. Digital tokens earned, receivable or payable before September 30, 2020, were recorded based on a $0.02 fair value estimated at the end of the reporting period. Digital tokens earned, receivable or payable from July 1, 2020 through December 31, 2020 were recorded based on an estimated fair value of $0.039.

For the three and nine months ended September 30, 2021, we determined the fair value of the Props tokens using observable daily quoted market prices on multiple international exchanges, as recorded on CoinmarketCap.

During the three and nine months ended September 30, 2021, we sold approximately 29.5 and 32.4 million Props tokens, respectively, for proceeds of $502,314 and $806,618, respectively.

In August 2021, we received notice from YouNow that it was terminating the YouNow Agreement, and that it will not support the Props platform past the end of calendar year 2021. In connection with the notice of termination and in accordance with the YouNow Agreement, we received an additional 2,625,000 Props tokens. The value of these tokens was recorded as revenue under “technology service revenue” in the condensed consolidated statements of income. Following the termination of the YouNow Agreement, we expect that most of our technology service revenue generated in the future will result from opportunistic partnerships between us and third parties.

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

General and administrative expense

General and administrative expense consists primarily of compensation (including non-cash stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources and facilities costs and fees for other professional services and cost of insurance. General and administrative expense also includes depreciation of property and equipment and amortization of intangible assets.

Impairment loss on digital tokens

Impairment loss on digital tokens results from the daily assessment of the Props tokens’ quoted market prices, as reflected on CoinmarketCap, and adjusting the recorded carrying amount to the amount equal to the lowest quoted market price during the period in which the Props tokens are held. During the three and nine months ended September 30, 2021, we recorded a non-cash impairment charge in the amount of $571,458 and $756,195, respectively, which is reported in our accompanying condensed consolidated statements of operations as a result of recent decline in the quoted market prices below the market price of their acquisition.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Subscription bookings	$2,996,414	$3,131,784	$9,210,330	$9,132,596
Net cash provided by operating activities	$478,067	$489,766	$1,090,055	$912,561
Net income (loss)	$(409,036)	$746,848	$1,329,377	$840,005
Adjusted EBITDA	$300,603	$733,470	$1,504,429	$1,205,811
Adjusted EBITDA as percentage of total revenues	8.9%	22.2%	14.8%	12.8%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net income (loss) adjusted to exclude stock-based compensation expense, depreciation and amortization expense, gain on office lease termination, impairment loss on digital tokens, interest expense (income), net, gain from sale of Secured Communications Assets, gain on extinguishment of term debt, realized gain from sale of digital tokens, other expense, net, and provision for income taxes.

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

Limitations of Adjusted EBITDA

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA does not reflect: cash capital expenditures for assets underlying depreciation and amortization expense that may need to be replaced or for new capital expenditures; net loss from discontinued operations; interest income, net; other expense, net; gain on sale of the Dating Services Business; income tax expense from continuing operations; gain on office lease termination; impairment loss on goodwill; gain from sale of Secured Communication Assets; loss on disposal of property and equipment; our working capital requirements; the impairment loss on digital tokens; realized gain (loss) from the sale of digital tokens; the potentially dilutive impact of stock-based compensation; gain on the extinguishment of term debt; and the provision for income taxes. Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Reconciliation of Net income (loss) to Adjusted EBITDA:
Net income (loss)	$(409,036)	$746,848	$1,329,377	$840,005
Stock-based compensation expense	93,430	47,707	(67,544)	194,096
Depreciation and amortization expense	92,257	141,971	286,447	441,864
Gain on office lease termination	-	-	-	(141,001)
Impairment loss on digital tokens	571,458	-	756,195	-
Interest expense (income), net	195	1,959	(1,852)	(9,018)
Gain from sale of Secured Communications Assets	-	(250,000)	-	(250,000)
Gain on extinguishment of term debt	-	-	(506,500)	-
Realized gain from sale of digital tokens	(53,867)		(301,160)	-
Other expense, net	-	48,285	-	128,165
Provision for income taxes	6,166	(3,300)	9,466	1,700
Adjusted EBITDA	$300,603	$733,470	$1,504,429	$1,205,811

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	22.0%	19.1%	19.9%	20.6%
Sales and marketing expense	9.6%	6.2%	8.2%	6.6%
Product development expense	39.5%	37.0%	38.7%	39.6%
General and administrative expense	25.5%	21.3%	20.6%	25.6%
Impairment loss on digital tokens	16.9%	-%	7.4%	-%
Total costs and expenses	113.5%	83.6%	94.8%	92.4%
Income (loss) from operations	(13.5)%	16.4%	5.2%	7.6%
Interest income (expense), net	(0.0)%	(0.1)%	0.0%	0.1%
Gain from sale of Secured Communications Assets	-%	7.6%	-%	2.7%
Gain on extinguishment of term debt	-%	-%	5.0%	-%
Realized gain (loss) from sale of digital tokens	1.6%	(1.5)%	3.0%	(0.8)%
Other expense, net	-%	0.0%	-%	(0.6)%
Income (loss) from operations before provision for income taxes	(11.9)%	22.4%	13.2%	9.0%
Provision for income taxes	(0.2)%	0.1%	(0.1)%	(0.0)%
Net income (loss)	(12.1)%	22.5%	13.1%	9.0%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenue

Total revenue increased to $3,377,647 for the three months ended September 30, 2021 from $3,309,255 for the three months ended September 30, 2020. This increase was primarily driven by technology service revenue.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenue for the three months ended September 30, 2021 and the three months ended September 30, 2020, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	September 30,		Increase	Increase	September 30,
	2021	2020	(Decrease)	(Decrease)	2021	2020
Subscription revenue	$3,148,822	$3,124,999	$23,823	0.8%	93.2%	94.4%
Advertising revenue	151,318	86,256	65,062	75.4%	4.5%	2.6%
Technology service revenue	77,507	98,000	(20,493)	(20.9)%	2.3%	3.0%
Total revenues	$3,377,647	$3,309,255	$68,392	2.1%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the three months ended September 30, 2021 increased by $23,823, or 0.8%, as compared to the three months ended September 30, 2020. The subscription revenue across all products was consistent for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Advertising Revenue

Our advertising revenue for the three months ended September 30, 2021 increased by $65,062, or 75.4%, as compared to the three months ended September 30, 2020. The increase in advertising revenue was primarily due to an increase in the volume of advertising impressions related to changes in and the optimization of third-party advertising partners.

Technology Service Revenue

Our technology service revenue for the three months ended September 30, 2021 decreased by $20,493, or 20.9%, as compared to the three months ended September 30, 2020. The decrease in technology service revenue was driven by the decrease of revenue generated by the distribution of Props tokens under the YouNow Agreement. In August 2021, we were informed by YouNow that it will not support the Props platform past the end of calendar year 2021. Accordingly, there has been a decrease in Props tokens earned.

Costs and Expenses

Total costs and expenses for the three months ended September 30, 2021 increased by $1,068,726, or 38.6%, as compared to the three months ended September 30, 2020. The following table presents our costs and expenses for the three months ended September 30, 2021 and 2020, the increase between those periods and the percentage increase between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	September 30,		$	%	September 30,
	2021	2020	Increase	Increase	2021	2020
Cost of revenue	$744,566	$632,462	$112,104	17.7%	22.0%	19.1%
Sales and marketing expense	323,758	204,371	119,387	58.4%	9.6%	6.2%
Product development expense	1,334,732	1,223,818	110,914	9.1%	39.5%	37.0%
General and administrative expense	859,675	704,812	154,863	22.0%	25.5%	21.3%
Impairment loss on digital tokens	571,458	-	571,458	100.0%	16.9%	-%
Total costs and expenses	$3,834,189	$2,765,463	$1,068,726	38.6%	113.5%	83.6%

Cost of revenue

Our cost of revenue for the three months ended September 30, 2021 increased by $112,104, or 17.7%, as compared to the three months ended September 30, 2020. The increase was primarily driven by an increase in non-cash stock compensation expense of $67,000 and approximately $40,000 in consulting services to support fraud prevention for the three months ended September 30, 2021.

Sales and marketing expense

Our sales and marketing expense for the three months ended September 30, 2021 increased by $119,387, or 58.4%, as compared to the three months ended September 30, 2020. The increase in sales and marketing expense for the three months ended September 30, 2021 was primarily due to an increase of approximately $105,400 in marketing user acquisition and social media marketing expenses.

Product development expense

Our product development expense for the three months ended September 30, 2021 increased by $110,914, or 9.1%, as compared to the three months ended September 30, 2020. The increase in product development expense was primarily driven by an increase in consulting services supporting the efforts to enhance user retention and improve monetization of approximately $97,700.

General and administrative expense

Our general and administrative expense for the three months ended September 30, 2021 increased by $154,863, or 22.0%, as compared to the three months ended September 30, 2020. The increase in general and administrative expense for the three months ended September 30, 2021 was primarily due to an increase of $113,700 in professional and legal fees in connection with the uplisting to The Nasdaq Capital Market as well as an increase in insurance expense of approximately $41,000.

Impairment loss on digital tokens

The Company recorded a non-cash impairment loss on digital token of $571,458 for the three months ended September 30, 2021 as a result of recent declines in the quoted market prices of certain digital tokens below the market price of their acquisition.

Non-Operating Income

The following table presents the components of non-operating income for the three months ended September 30, 2021 and the three months ended September 30, 2020, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	September 30,		Increase	Increase	September 30,
	2021	2020	(Decrease)	(Decrease)	2021	2020
Interest expense, net	$(195)	$(1,959)	$1,764	90.0%	(0.0)%	(0.1)%
Gain from the sale of Secured Communications Assets	-	250,000	(250,000)	(100.0)%	-%	7.6%
Realized gain (loss) from sale of digital tokens	53,867	(48,285)	102,152	211.6%	1.6%	(1.5)%
Total non-operating income	$53,672	$199,756	$(146,084)	(73.1)%	1.6%	6.0%

Non-operating income for the three months ended September 30, 2021 was $53,672, a net decrease of $146,084, or 73.1%, as compared to non-operating income of $199,756 for the three months ended September 30, 2020. The decrease in non-operating income was driven by the absence of gain from the sale of Secured Communication Assets of $250,000.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the three months ended September 30, 2021, the Company recorded an income tax provision of $6,166, consisting primarily of state and local taxes. For the three months ended September 30, 2020, the Company recorded an income tax benefit of $3,300, consisting primarily of state and local taxes.

As of September 30, 2021, our conclusion regarding the realizability of our U.S. deferred tax assets did not change and we have recorded a full valuation allowance against them.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenue

Revenue increased to $10,165,452 for the nine months ended September 30, 2021 from $9,410,472 for the nine months ended September 30, 2020. The increase was driven by an increase in subscription revenue of $424,355 along with an increase of $226,803 in technology service revenue as a result of revenue generated from the YouNow Agreement.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenues for the nine months ended September 30, 2021 and the nine months ended September 30, 2020, the increase between those periods, the percentage increase between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Nine Months Ended				Nine Months Ended
	September 30,		$	%	September 30,
	2021	2020	Increase	Increase	2021	2020
Subscription revenue	$9,410,096	$8,985,741	$424,355	4.7%	92.6%	95.5%
Advertising revenue	303,601	199,779	103,822	52.0%	3.0%	2.1%
Technology service revenue	451,755	224,952	226,803	100.8%	4.4%	2.4%
Total revenues	$10,165,452	$9,410,472	$754,980	8.0%	100.0%	100.0%

Subscription Revenue – Our subscription revenue for the nine months ended September 30, 2021 increased by $424,355, or 4.7%, as compared to the nine months ended September 30, 2020. The increase in subscription revenue was primarily driven by increased activity from our existing users in the Paltalk application. The Paltalk application also experienced a change in the proportion of revenue generated between revenue from subscriptions and revenue from virtual gifts due to strategic alignment of the frequency of promotions. In addition, we had an increase in the Vumber application’s subscription revenue resulting from an increase in the work-from-home trend as a result of the COVID-19 pandemic.

Advertising Revenue – Our advertising revenue for the nine months ended September 30, 2021 increased by $103,822, or 52.0%, as compared to the nine months ended September 30, 2020. The increase in advertising revenue was primarily due to an increase in the volume of advertising impressions related to changes in and optimization of third-party advertising partners.

Technology Service Revenue – Our technology service revenue for the nine months ended September 30, 2021 increased by $226,803, or 100.8%, as compared to the nine months ended September 30, 2020. The increase in technology service revenue was mainly driven by technology service revenue generated by the YouNow Agreement. In August 2021, we were informed by YouNow that it no longer intends to support the Props platform past the end of calendar year 2021.

Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2021 reflect an increase in costs and expenses of $936,501, or 10.8%, as compared to the nine months ended September 30, 2020. The following table presents our costs and expenses for the nine months ended September 30, 2021 and 2020, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Nine Months Ended		$	%	Nine Months Ended
	September 30,		Increase	Increase	September 30,
	2021	2020	(Decrease)	(Decrease)	2021	2020
Cost of revenue	$2,021,863	$1,940,616	$81,247	4.2%	19.9%	20.6%
Sales and marketing expense	836,413	617,457	218,956	35.5%	8.2%	6.6%
Product development expense	3,930,763	3,730,398	200,365	5.4%	38.7%	39.6%
General and administrative expense	2,090,887	2,411,149	(320,262)	(13.3)%	20.6%	25.6%
Impairment loss on digital tokens	756,195	-	756,195	100.0%	7.4%	-%
Total costs and expenses	$9,636,121	$8,699,620	$936,501	10.8%	94.8%	92.4%

Cost of revenue - Our cost of revenue for the nine months ended September 30, 2021 increased by $81,247, or 4.2%, as compared to the nine months ended September 30, 2020. The increase for the nine months ended September 30, 2021 was primarily driven by an increase in non-cash stock compensation expense of $67,000 and an increase of consulting services to support fraud prevention.

Sales and marketing expense - Our sales and marketing expense for the nine months ended September 30, 2021 increased by $218,956, or 35.5%, as compared to the nine months ended September 30, 2020. The increase in advertising revenue was primarily due to an increase of approximately $198,600 from the volume of advertising impressions as we grow our focus on user acquisition and social media.

Product development expense - Our product development expense for the nine months ended September 30, 2021 increased by $200,365, or 5.4%, as compared to the nine months ended September 30, 2020. The increase was primarily due to an increase in consulting services supporting the efforts to enhance user retention and improve monetization of approximately of $182,500.

General and administrative expense - Our general and administrative expense for the nine months ended September 30, 2021 decreased by $320,262, or 13.3%, as compared to the nine months ended September 30, 2020. The decrease in general and administrative expense for the nine months ended September 30, 2021 was mainly due to reduced rent expense of $115,100 resulting from an office lease termination, a decrease in reduced salary and related expenses of approximately $183,600 due to headcount reductions and reduction of approximately $321,000 primarily from an unvested executive performance award was forfeited and an expense reversal. These reductions were offset by an increase in professional and legal fees in connection with the uplisting to The Nasdaq Capital Market and a gain of approximately $141,000 resulting from an office lease termination during the nine months ended September 30, 2020.

Impairment loss on digital tokens

We recorded a non-cash impairment loss on digital token of $756,195 for the nine months ended September 30, 2021 as a result of recent declines in the quoted market prices of certain digital tokens below the market price of their acquisition.

Non-Operating Income

The following table presents the components of non-operating income for the nine months ended September 30, 2021 and the nine months ended September 30, 2020, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Nine Months Ended		$	%	Nine Months Ended
	September 30,		Increase	Increase	September 30,
	2021	2020	(Decrease)	(Decrease)	2021	2020
Interest income, net	$1,852	$9,018	$(7,166)	(79.5)%	0.0%	0.1%
Gain from the sale of Secured Communications Assets	-	250,000	(250,000)	(100.0)%	-%	2.7%
Gain on extinguishment of term debt	506,500	-	506,500	100.0%	5.0%	-%
Realized gain (loss) from sale of digital tokens	301,160	(72,123)	373,283	(517.6)%	3.0%	(0.8)%
Other expense, net	-	(56,042)	56,042	100.0%	-%	(0.6)%
Total non-operating income	$809,512	$130,853	$678,659	518.6%	8.0%	1.4%

Non-operating income for the nine months ended September 30, 2021 increased by $678,659, or 518.6%, as compared to the nine months ended September 30, 2020. The increase resulted from the gain on extinguishment of term debt of the $506,500 of proceeds from the Note received in order to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic and a gain from sale of digital tokens of $301,160.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the nine months ended September 30, 2021 and 2020, the Company recorded an income tax provision of $9,466 and $1,700, respectively, consisting primarily of state and local taxes.

As of September 30, 2021, our conclusion regarding the realizability of our U.S. deferred tax assets did not change and we have recorded a full valuation allowance against them.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2021	2020
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$1,090,055	$912,561
Net cash provided by investing activities	806,618	225,406
Net cash provided by financing activities	3,320,739	497,656
Net increase in cash and cash equivalents	$5,127,412	$1,635,623

Currently, our primary source of liquidity is cash on hand and cash flows from operations, and we believe that our cash balance and our expected cash flow from operations will be sufficient to meet all of our financial obligations for the twelve months from the date of this report. As of September 30, 2021, we had $10,712,832 of cash and cash equivalents.

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

As discussed above, on August 5, 2021, we announced the closing of the August 2021 Offering in which we offered and sold 1,159,400 shares of our common stock. We also granted the underwriters a 45-day option to purchase up to an additional 173,910 shares of common stock at the public offering price less discounts and commissions to cover over-allotments, which was exercised in full on August 5, 2021. The net proceeds to us from the August 2021 Offering were approximately $3.2 million, after deducting underwriting discounts, commissions and other estimated offering expenses.

Operating Activities

Net cash provided by operating activities was $1,090,055 for the nine months ended September 30, 2021, as compared to net cash provided by operating activities of $912,561 for the nine months ended September 30, 2020. The increase in net cash provided by operating activities of $177,494 was primarily due to the Company’s net income of $1,329,377 for the nine months ended September 30, 2021, an increase in non-cash expenses of $218,828 offset by changes in operating assets and liabilities of $458,150.

Investing Activities

Net cash provided by investing activities was $806,618 for the nine months ended September 30, 2021, as compared to net cash provided by investing activities of $225,406 for the nine months ended September 30, 2020. The increase in net cash provided by investing activities is due to an increase in sales of digital tokens.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $3,230,739 as compared to net cash provided by financing activities of $497,656 for the nine months ended September 30, 2020. The increase in net cash provided by financing activities is a result of the August 2021 Offering, in which the Company sold an aggregate of 1,333,310 shares of the Company’s common stock (which includes 173,910 shares sold to the underwriter pursuant to the full exercise of the underwriter’s over-allotment option) at a public offering price of $3.00 per share. Gross proceeds received by the Company from the August 2021 Offering were approximately $4.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses of approximately $769,200.

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

On June 7, 2016, we entered into a lease agreement with Jericho Executive Center LLC for office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on September 1, 2016 and runs through November 30, 2021. The Company’s monthly office rent payments under the lease are currently approximately $7,081 per month. On April 9, 2021, the Company entered into a lease extension agreement with Jericho Executive Center LLC for the office space at 30 Jericho Executive Plaza in Jericho, New York, which commences on December 1, 2021 and runs through November 30, 2024.

There have been no other material changes to our contractual obligations and commitments disclosed in the contractual obligations and commitments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements.

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

Based on the evaluation as of September 30, 2021, for the reasons set forth below, our management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of September 30, 2021, the Company determined that the following item constituted a material weakness:

●	The Company does not have adequate controls related to change management within the technology that support the Company’s financial reporting function.

Changes in Internal Control over Financial Reporting

We have implemented significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2021, related to general information technology controls in the area of change management in order to remediate the material weakness identified above. However, the Company determined that the residual risk remaining still caused the material weakness to exist. Accordingly, the Company intends to remediate the material weakness for the year ending December 31, 2021.

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 23, 2021, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit against WebEx Communications, Inc., Cisco WebEx LLC, and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas. The Company alleges that Cisco’s Webex products have infringed U.S. Patent No. 6,683,858, and that the Company is entitled to damages. A Markman hearing is scheduled for the first quarter of 2022.

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

The shares of our common stock have usually been thinly-traded on the OTCQB, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on stock price. In addition, we may experience unusual or infrequent trading events that cause the price of our common stock to fluctuate wildly. For example, the closing price of our common stock ranged from $0.63 per share to $10.57 per share for the period from January 1, 2020 to September 30, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the quarter ended September 30, 2021 that were not previously reported on a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description
2.1#	Asset Purchase Agreement, by and between Paltalk, Inc. and The Dating Company, LLC, dated as of January 31, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on February 4, 2019 by the Company with the SEC).
2.2#	Amended and Restated Asset Purchase Agreement, dated as of May 29, 2020, by and between Paltalk, Inc. and SecureCo, LLC (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q of the Company filed on August 6, 2020 by the Company with the SEC).
3.1*	Certificate of Incorporation of Paltalk, Inc. (as amended through May 15, 2020).
3.2*	Amended and Restated By-Laws of Paltalk, Inc. (as amended through May 15, 2020).
4.1	Specimen Stock Certificate of Paltalk, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-226003) of the Company filed on November 27, 2018 by the Company with the SEC).
10.1	Underwriting Agreement, dated August 2, 2021, by and between the Company and Maxim Group LLC, as representative of the several underwriters thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K of the Company filed on August 5, 2021 by the Company with the SEC).
10.2	Underwriting Agreement, dated October 14, 2021, by and between the Company and Maxim Group LLC, as representative of the several underwriters thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K of the Company filed on October 19, 2021 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Paltalk, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Paltalk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paltalk, Inc.

Date: November 09, 2021	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer)

Paltalk, Inc.

Date: November 09, 2021	By:	/s/ Kara Jenny
Kara Jenny
Chief Financial Officer
(Principal Financial and Accounting Officer)