Form 10-K
period 2021-12-31
PALTALK, INC.
filed 2022-03-23
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-38717

PALTALK, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3191847
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 Jericho Executive Plaza Suite 400E
Jericho, NY	11753
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 967-5120

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	PALT	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $32,839,404.

As of March 21, 2022, the registrant had 9,837,157* shares of common stock outstanding.

* Excludes 31,963 shares of common stock that are held as treasury stock by Paltalk, Inc.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A relating to the 2022 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

PALTALK, INC.

ANNUAL REPORT ON FORM 10-K

Unless the context otherwise indicates, references to “Paltalk,” “we,” “our,” “us” and the “Company” refer to Paltalk, Inc. and its subsidiaries on a consolidated basis.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to effectively market and generate revenue from our applications;

●	our ability to generate and maintain active users and to effectively monetize our user base;

●	our ability to update our applications to respond to rapid technological changes;

●	the intense competition in the industry in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	our ability to consummate favorable acquisitions and effectively integrate any companies or properties that we acquire;

●	the impact of the COVID-19 pandemic on our results of operations and our business;

●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple, Facebook and Google and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;

●	our ability to develop, establish and maintain strong brands;

●	our reliance on our executive officers and consultants;

●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;

●	legal and regulatory requirements related to holding and distributing cryptocurrencies and accepting cryptocurrencies as a method of payment for our services;

●	the ability of foreign governments to restrict access to our applications or impose new regulations;

●	the reliance of our mobile applications on having a mobile data plan and/or Wi-Fi access to gain internet connectivity;

●	the effect of security breaches, computer viruses and cybersecurity incidents;

●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;

●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;

ii

●	our ability to obtain additional capital or financing when and if necessary, to execute our business plan, including through offerings of debt or equity or sale of any of our assets;

●	the risk that we may face litigation resulting from the transmission of information through our applications;

●	the effects of current and future government regulation, including laws and regulations regarding the use of the internet, privacy, cybersecurity and protection of user data and cryptocurrency technology;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to protect our intellectual property rights;

●	our ability to maintain effective internal controls over financial reporting;

●	our ability to offset fees associated with the distribution platforms that host our applications;

●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;

●	our ability to release new applications or improve upon or add features to existing applications on schedule or at all;

●	our reliance on third-party investor relations firms to help create awareness of our Company and compliance by such third parties with regulatory requirements related to promotional reports; and

●	our ability to attract and retain qualified employees and consultants.

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

iii

PART I

ITEM 1. BUSINESS.

Company Overview

We are a leading communications software innovator that powers multimedia social applications. Our product portfolio includes Paltalk, Camfrog and Tinychat, which together host one of the world’s largest collections of video-based communities. The Company’s other product is Vumber, which is a telecommunications services provider that enables users to communicate privately by having multiple phone numbers with any area code through which calls can be forwarded to a user’s existing telephone number. We have an over 20-year history of technology innovation and hold 14 patents.

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

We believe that the scale of our user base presents a competitive advantage in the video social networking industry and provides growth opportunities to advance our existing products with up-sell opportunities and build future brands with cross-sell offers. We also believe that our proprietary consumer app technology platform can scalably support large communities of users in activities such as video, voice and text chat, online card and board games and provide robust user monetization tools.

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

Consumer Applications

We operate a leading network of consumer applications that create a unique social media enterprise where users can meet, see, chat, broadcast, play online card and board games and message in real time in a secure environment with others in our network. The proprietary technology underlying our products allows us to operate thousands of simultaneous streams, including on mobile platforms, which support interactions on a one-on-one, one-to-many and many-to-many basis. Furthermore, our technology is supported by a portfolio of 14 issued patents.

Live Video Chat. We have three existing products in the video chat space: Paltalk, Camfrog and Tinychat. Our major revenue-generating live video chat products are Paltalk and Camfrog. Each product enables individuals to self-organize around topics and users with common affinities. Tinychat enables adaptations of our video technology for use in alternative markets, focused on a younger demographic user base.

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

Apple retains generally up to 30% of the revenue that is generated from sales on our iPhone applications through in-app purchases in the United States. Google also retains generally up to 30% of the revenue that is generated from sales on Android applications via Google wallet through in-app purchases in the United States.

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

On May 29, 2020, we entered into an Asset Purchase Agreement, which was subsequently amended and restated (the “Amended and Restated Agreement”) with SecureCo, LLC (“SecureCo”), pursuant to which we agreed to sell substantially all of the assets related to our secure communications business to SecureCo. The Amended and Restated Agreement also provides for a revenue sharing arrangement, pursuant to which we are entitled to receive quarterly royalty payments ranging from 5% to 10% of certain revenues received by SecureCo, with the aggregate amount of such royalty payments not to exceed $500,000. The royalty payments, if received, will be recorded as technology service revenue. We do not expect to continue to pursue secure communications products or technology implementation services as part of our overall business strategy.

During the years ended December 31, 2020 and 2021, we also recorded technology service revenue in connection with our agreement to serve as a launch partner with Open Props, Inc. (formerly YouNow, Inc., and referred to herein as “YouNow”) and to integrate YouNow’s props infrastructure (the “Props platform”) into our Camfrog and Paltalk applications (as amended, the “YouNow Agreement”).

Pursuant to the terms of the YouNow Agreement, YouNow agreed to pay us, in exchange for our services, an aggregate of 10.5 million cryptographic props tokens (“Props tokens”) upon the achievement of certain milestones. Once the integration of Props tokens into our Paltalk and Camfrog applications was completed, we began receiving Props tokens for providing a validator service and for allowing users to participate in the loyalty platform. The loyalty platform was intended to drive engagement and incentivize users financially by providing users with the ability to earn Props tokens while using the Paltalk and Camfrog applications. The net revenue earned was recorded under “technology service revenue” in the consolidated statements of operations.

In August 2021, we received notice from YouNow that it was terminating the YouNow Agreement, and that it would no longer support the Props platform past the end of calendar year 2021. In connection with the notice of termination and in accordance with the YouNow Agreement, we received an additional 2.6 million Props tokens. The value of these tokens was recorded as revenue under “technology service revenue” in the consolidated statements of income. Following the termination of the YouNow Agreement, we expect that most of our technology service revenue generated in the future will result from opportunistic partnerships between us and third parties.

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

During the first quarter of 2022, we engaged two marketing agencies to help us drive consumer engagement through the Paltalk and Camfrog applications.

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

In August 2020, we began serving as a launch partner with YouNow to integrate YouNow’s props infrastructure into our Camfrog and Paltalk applications, which allowed users to earn Props tokens while using the Paltalk and Camfrog applications. On October 15, 2021, we launched our new rewards loyalty program, Paltalk Rewards Points, and simultaneously ended the distribution of Props tokens, our prior rewards program. Paltalk and Camfrog users kept their existing rewards earned from the former Props program as Paltalk Rewards Points and now have the opportunity to earn new Paltalk Rewards Points. In connection with the Paltalk Rewards Points, we added 25 new reward tiers such as specialty coins, subscriptions, stickers, flair, and other popular buttons.

In November 2021, we launched a real-time asynchronous message board feature, the “Paltalk Feed”, which grants users the ability to interact with the platform without a live video cam. The Paltalk Feed allows our users to comment, add photos or videos and contribute to conversations around shared interests on a digital message board.

In addition, during the first quarter of 2022, we integrated Hive Automated Content Moderation Solutions (“Hive”) into our Paltalk and Camfrog platforms in an effort to enhance our user experience by reducing spam and objectionable content on our applications.

Private Rooms and Online Games

On January 12, 2021, we launched a private room functionality on our Paltalk platform in beta version. In private rooms, users are able to set up their own unique URL private room that can be used again and again. Users are able to invite up to twelve friends to video chat for unlimited use, unlike other similar offerings which have a 40-minute time out for free users. Private rooms are currently available on our desktop application, Android platforms and the iOS platform. We are optimistic that our users will take advantage of this new feature due to its audio and video fidelity and expect that as the feature gains popularity, these users will utilize other paid services offered by us. Additionally, users can play online card and board games such as poker, blackjack, gin rummy, bridge, and chess on the Paltalk platform.

Defend our Intellectual Property

We have a portfolio of 14 issued patents. We have successfully defended certain of our intellectual property in the past and have generated tens of millions of dollars in licensing fees for the use of our patents. We intend to continue defending our intellectual property rights.

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

During the first quarter of 2022, we engaged two marketing agencies to help us drive consumer engagement through the Paltalk and Camfrog applications. We expect that increasing our marketing efforts by partnering with these marketing agencies and increasing our annual marketing spend will provide a meaningful contribution to new users and generate revenue.

Competition and Our Industry

Competition in our industry remains fierce. The market for consumer applications is extremely dynamic and is undergoing constant change. We believe this environment creates significant opportunities for us as well as our direct and indirect competitors. Our principal competitors are BIGO Live, Cisco Webex, Facebook Live, Google Meet, Houseparty, Instagram Live, Live.ly, Live.me, Microsoft Teams, Skype, Twitch, YouTube Live and Zoom.

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

Growing public concern about privacy and the use of personal information may subject us to increased regulatory scrutiny. Regulation related to treatment of user data by online services is evolving as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. These state laws include, for example: the California Consumer Protection Act (“CCPA”), which became effective on January 1, 2020, the California Privacy Rights Act (“CPRA”), which expands upon the CCPA and was passed in the recent California election in November 2020, and the New York Stop Hacks and Improve Electronic Data Security (SHIELD) Act. In addition, the FTC regularly investigates and brings enforcement actions against companies that have used personally identifiable information in a deceptive or unfair manner or in violation of a posted privacy policy. On May 25, 2018, the European Union implemented a privacy regulation called the Global Data Protection Regulation (“GDPR”) that imposes additional new regulatory scrutiny on our business in the European Economic Area, with possible financial consequences for noncompliance. If we are accused of violating the terms of our privacy policy, implementing unfair privacy practices or otherwise breaching data privacy laws, we may be forced to expend significant financial and managerial resources to defend against an action by the FTC, European Data Protection Authorities, or other state or federal enforcement agencies. Our user database holds the personal information of our users and subscribers residing in the United States and other countries, and we could be sued by those users if any of the information is misused or misappropriated. Any failure by us to adequately protect our users’ privacy and data could also result in loss of user confidence in our consumer applications and services and ultimately in a loss of active users, which could adversely affect our business.

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

We may also become subject to laws or regulations in the future that limit our payment processors’ ability to accept bitcoin or other cryptocurrencies as a form of payment or to otherwise hold bitcoin or other cryptocurrencies. As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies, with certain governments deeming cryptocurrency offerings and cryptocurrency exchanges illegal, while others have allowed their use and trade. Governments may in the future curtail or outlaw the acquisition or use of cryptocurrencies or the exchange of cryptocurrencies for fiat currencies. Ownership of, holding, trading in or participating in offerings of cryptocurrencies may then be considered illegal and subject to sanction. Governments may also take regulatory action that may increase the cost and/or subject companies that transact in or hold cryptocurrencies to additional regulation.

Some of the video card games that we offer on our Paltalk application are based upon traditional casino games, such as poker and blackjack. We have structured and operate these games and features with gambling laws in mind and believe that these games and features do not constitute gambling. Our games are intended to be for entertainment purposes only and do not offer an opportunity to win earnings outside of the platform.

Employees

As of March 21, 2022, we had 1 part-time employee and 21 full-time employees. We believe that our future success depends, in part, on our continued ability to hire, assimilate and retain qualified personnel. We attract and retain employees by offering training, bonus opportunities, competitive salaries and a comprehensive benefits package.

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

●	The success of our consumer applications is principally dependent on our active users and our engagement with our user base.

●	We operate in an intensely competitive industry and any failure to attract new users could diminish or suspend our development and possibly cease our operations.

●	The online live video industry is characterized by rapid technological change and the development of enhancements and new applications, and if we fail to keep pace with technological developments or launch new applications, our business may be adversely affected.

●	We may make or attempt to make acquisitions in the future, which could require significant management attention, disrupt our business, dilute our stockholders and seriously harm our business.

●	The COVID-19 pandemic may adversely affect our revenues, results of operations and financial condition.

●	The COVID-19 pandemic likely contributed to an increase in our subscription revenue in certain geographic areas for the fiscal year ended December 31, 2021 as compared to the fiscal year ended December 31, 2020. However, we may not be able to sustain our subscription revenue growth rate in such geographic areas or any other areas in the future.

●	Our mobile applications are substantially dependent on interaction with mobile platforms and operating systems that we do not control.

●	Our business depends on developing, establishing and maintaining strong brands. If we are unable to maintain and enhance our brands, we may be unable to expand or retain our active user and paying subscriber bases.

●	Our future success is dependent, in part, on the performance and continued service of our executive officers. Without their continued service, we may be forced to interrupt or eventually cease our operations.

●	We plan to continue expanding our operations internationally and may be subject to increased business and economic risks that could seriously harm our business.

●	Currently, there are a limited number of regulated trading markets for cryptocurrency tokens, and therefore our ability to sell such tokens, if any, may be limited.

●	Digital tokens and other cryptocurrencies that we may hold may be subject to loss, theft or restriction on access.

●	Foreign governments restricting access to our applications could materially adversely impact our business.

●	If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings, which could seriously harm our operating results.

●	Our mobile applications rely on high-bandwidth data capabilities, which are subject to hardware, networks, regulations and standards that we do not control.

●	Security breaches, computer viruses and cybersecurity incidents could harm our business, results of operations or financial condition.

●	We have faced, and we expect that we will continue to face, chargeback liability when our credit card providers resolve chargebacks in favor of their customers. We cannot accurately anticipate the extent of these liabilities, and if not properly addressed, these liabilities could increase our operating expenses or preclude us from accepting certain credit cards as a method of payment, either of which would materially adversely affect our results of operations and financial condition.

●	We face certain risks related to the physical and emotional safety of users and third parties.

●	Our subscription metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.

●	Because we recognize revenue from subscriptions over the term of the subscription, the full impact of downturns or upturns in subscription sales may not be immediately reflected in our results of operations or financial condition.

●	A portion of our revenue is dependent on third-party resellers, the efforts of which we do not control.

●	Our business depends in large part upon the availability of cost-effective advertising space through a variety of media and keeping pace with trends in consumer behavior.

●	Interruption, maintenance or failure of our programming code, servers or technological infrastructure could hurt our ability to effectively provide our applications, which could damage our reputation and harm our results of operations.

●	Because there has been limited precedent set for financial accounting of cryptocurrencies and other digital assets, the determination that we have made for how to account for our tokens and any other digital assets we may acquire may be subject to change.

●	We may be liable as a result of information retrieved from or transmitted over the internet.

●	Changes in laws or regulations, including laws and regulations that impact the use of the internet, such as internet neutrality laws, or laws that relate to content provided over the internet or monitoring such content, could adversely affect our business, results of operations or financial condition.

●	If we are subject to intellectual property infringement claims, it could cause us to incur significant expenses, pay substantial damages or royalties and prevent us from offering our applications.

●	If we are unable to protect our intellectual property rights, we may be unable to compete with competitors developing similar technologies.

●	If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud and our business may be harmed and our stock price may be adversely impacted.

●	Our common stock is historically thinly traded, stockholders may be unable to sell at or near ask prices or at all and the price of our common stock may be volatile.

●	The ownership of our common stock is significantly concentrated in a small number of investors, some of whom are affiliated with our Board of Directors and management, which could prevent stockholders from having input on the course of our operations or otherwise lead to actual or potential conflicts of interest.

Risks Related to Our Business

The success of our consumer applications is principally dependent on our active users and our engagement with our user base.

On an annual basis the Company has millions of users, however, compared to the total number of users in any given period, only a small portion of our users are active users or purchasers of virtual currency. We primarily generate revenue through the sale of subscriptions and virtual currency to this small portion of users and secondarily generate revenue through paid advertisements. Accordingly, the success of our consumer applications is substantially dependent on our ability to convert our users into active users and to sell our users virtual currency.

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

Important factors affecting our ability to successfully compete include:

●	the usefulness, novelty, performance, ease of use, and reliability of our consumer applications compared to our competitors;

●	the timing and market acceptance of our consumer applications, including developments and enhancements of our competitors’ consumer applications;

●	our ability to effectively monetize our consumer applications and the availability of free or cheaper alternatives from our competitors;

●	our ability to hire and retain talented employees, including technical employees, executives, and marketing experts;

●	the success of our customer service and support efforts;

●	our reputation and brand strength compared to our competitors;

●	competition for acquiring users that could result in increased user acquisition costs;

●	reliance upon the platforms through which our consumer applications are accessed and the platform owner’s ability to control our activities on such platforms;

●	the effectiveness of the marketing and advertisement of our services and consumer applications;

●	our ability to maintain advertisers’ interest in advertising through our consumer applications;

●	our ability to innovate in the ever-changing consumer applications industry in which we operate;

●	changes as a result of new legislation or regulation within the consumer applications industry; and

●	acquisitions or consolidations within the consumer applications industry.

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

If we are unable to effectively compete, we may fail to obtain new clients for our products or our users may discontinue the use of our products and we may lose active users, either of which would have a material adverse effect on our business, results of operations and financial condition.

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

The World Health Organization declared COVID-19 a pandemic on March 11, 2020. The global spread of the COVID-19 pandemic and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. The various precautionary as well as on going measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 have had, and could continue to have, an adverse effect on the global markets and its economy, including on the availability and pricing of employees and resources, and other aspects of the global economy. Therefore, the impact of the COVID-19 pandemic could disrupt and cause delays in our software, disrupt the marketplace in which we operate, slow down the overall economy, curtail consumer spending, make it hard to adequately staff our operations or enter into agreements with independent contractors and have a material adverse effect on our operations. In addition, disruptions in the operations of the third parties with whom we do business have caused and could in the future cause such third parties to fail to perform under their respective contracts or commitments with us. For instance, we were party to a sublease agreement with Telecom for office space located at 122 East 42nd Street in New York, NY, pursuant to which Telecom was required to pay us $11,164 per month. Due to the COVID-19, Telecom was unable to make its monthly payments under the sublease agreement, and as a result, on June 18, 2020, we entered into an agreement with Telecom to terminate the sublease agreement. Under the terms of the agreement, Telecom vacated the offices on June 30, 2020. In addition, on June 22, 2020, we entered into an agreement to terminate our lease for this office space. Pursuant to the terms of the agreement, we vacated the offices on June 30, 2020 and agreed to forfeit our security deposit of $133,968.

To the extent that the COVID-19 pandemic and any subsequent outbreaks cause a substantial reduction or change in timing of our cash provided by operating activities, we may be required to seek additional capital through the incurrence of debt or the issuance equity securities. For instance, on April 13, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic, we applied for a loan under the Small Business Administration (“SBA”) Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and on May 3, 2020, we entered into a promissory note with an aggregate principal amount of $506,500 (the “Note”) in favor of Citibank, N.A., as lender (the “Lender”). On January 13, 2021, the Note was fully forgiven by the SBA and the Lender in compliance with the provisions of the CARES Act. While we do not currently expect to incur additional indebtedness under the CARES Act, any inability to obtain additional liquidity as and when needed would have a material adverse effect on our business, results of operations and financial condition.

The extent to which the COVID-19 pandemic and any subsequent outbreaks continue to impact our results will depend on future developments, which are highly uncertain and cannot be predicted. Despite recent progress in the administration of COVID-19 vaccines, the outbreak of recent variants such as Delta and Omicron, the possible emergence of any new variants, and the related containment and mitigation measures are likely to continue to have a serious adverse impact on the global economy, the severity and duration of which are uncertain.

The COVID-19 pandemic likely contributed to an increase in our subscription revenue in certain geographic areas for the fiscal year ended December 31, 2021 as compared to the fiscal year ended December 31, 2020. However, we may not be able to sustain our subscription revenue growth rate in such geographic areas or any other areas in the future.

The COVID-19 pandemic likely led to an increase in our subscription revenue for the 2021 fiscal year relative to our 2020 subscription revenue in certain geographic areas. You should not rely on the subscription revenue growth of any prior quarterly or annual period as an indication of our future performance. Our subscription revenue may decline in certain geographic areas in future periods if the impact of the COVID-19 pandemic dissipates. These results, as well as other metrics such as total revenues, net income, net cash provided by operating activities and other financial and operating data, may not be indicative of results for future periods.

Our business is subscription based, and users are not obligated to, and may choose not to, renew their subscriptions after their existing subscriptions expire. Renewals of subscriptions to our applications may decline or fluctuate because of several factors, such as dissatisfaction with our products and support, a user no longer having a need for our products, including any new users that have subscribed to our services during the COVID-19 pandemic that may subsequently reduce or discontinue their use after the impact of the pandemic has tapered, or the perception that competitive products provide better, more secure, or less expensive options. If we are not able to continue to expand our user base, our revenue may grow more slowly than expected or decline. Similar to the uncertainty of users renewing their subscriptions, the number of new subscribers may slow or decline once the impact of the COVID-19 pandemic subsides, particularly as a vaccine becomes widely available, and users return to work or school or are otherwise no longer subject to COVID-related travel restrictions.

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

We are required to test goodwill for impairment at least annually or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. As of December 31, 2021, we had recorded a total of $6.3 million of goodwill and $0.2 million of other intangible assets. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could, in turn, result in an impairment charge to our goodwill or other intangible assets. If we divest or discontinue product categories or products that we previously acquired, or if the value of those parts of our business become impaired, we also may need to evaluate the carrying value of our goodwill. Any such material charges may have a negative impact on our operating results.

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

We regularly review metrics to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal Company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally.

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

The inability to accurately derive our metrics or data analytics could result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of our active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of subscribers to satisfy our growth strategies. If advertisers or investors do not perceive our subscription, geographic or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our subscription, geographic or other demographic metrics, our reputation may be seriously harmed. At the same time, advertisers may be less willing to allocate their budgets or resources to our products, which could seriously harm our business, results of operation or financial condition.

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

Presently, we derive a significant portion of revenue from international territories and we plan to continue expanding our business operations abroad. In addition, we rely on outsourced development services from companies with employees and consultants based in Russia, India and elsewhere. The recent invasion of Ukraine by Russia has escalated tensions among the United States, the North Atlantic Treaty Organization member states, and Russia. The United States, other North Atlantic Treaty Organization member states, as well as non-member states, have announced new sanctions against Russia and certain Russian banks, enterprises and individuals. These and any future additional sanctions and any resulting conflict between Russia, the United States and other countries may, on a short term, disrupt, or in the future could disrupt, the consulting services provided by our third-party developers residing in Russia. This conflict may increase our costs with respect to any current or future planned development services in Russia, or could result in negative publicity.

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

We depend upon the availability of advertising space through a variety of media, including third-party applications on platforms such as Facebook, to recruit new users and subscribers, generate activity from existing users and subscribers and direct traffic to our application. Historically, we have had to increase our marketing expenditures in order to attract and retain users and sustain our growth. The availability of advertising space varies, and a shortage of advertising space in any particular media or on any particular platform, or the elimination of a particular medium on which we advertise, could limit our ability to generate new subscribers, generate activity from existing subscribers or direct traffic to our applications, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate less via email and more via text messaging and other virtual means, the reach of email campaigns designed to attract new and repeat users (and retain current users) for our applications is adversely impacted. To continue to reach potential users and grow our business, we must devote more of our overall marketing expenditures to newer advertising channels, which may be unproven and undeveloped, and we may not be able to continue to manage and fine-tune our marketing efforts in response to these trends. In addition, during the first quarter of 2022, we engaged two marketing agencies to help us drive consumer engagement through the Paltalk and Camfrog applications. However, these marketing efforts may be ineffective or inadequate to attract potential users or retain existing users.

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

If the distribution of our products through application stores increases, we may incur additional fees from the developers of application stores.

As the user base of our consumer applications continues to shift to mobile solutions, we increasingly rely on the Apple iOS and Google Android platforms to distribute our products. While our products are free to download from these stores, we offer our users the opportunity to purchase paid memberships and certain premium features through our products. We determine the prices at which these memberships and features are sold and, in exchange for facilitating the purchase of these memberships and features through our products to users who download our products from these stores, we pay Apple or Google, as applicable, a share, which is currently up to 30% of the revenue we receive from these transactions. In the future, other distribution platforms that we utilize may charge us fees for the distribution of our applications. If the distribution of our products through application stores increases, the amount of fees that we must pay to the developers of these application stores will also increase. Unless we find a way to offset these fees, our business, financial condition and results of operations could be adversely affected.

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

Risks Related to Our Ownership of Cryptocurrencies

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

Risks Related to Our Intellectual Property

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

We aim to protect our confidential proprietary information, in part, by entering into confidentiality agreements and invention assignment agreements with all our employees, consultants, advisors and any third parties who access or contribute to our proprietary know-how, information, or technology. We also rely on trademark, copyright, patent, trade secret, and domain-name-protection laws to protect our proprietary rights. We have filed various applications to protect aspects of our intellectual property, and we currently hold a number of issued patents. In the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business.

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

Risks Related to Ownership of Our Common Stock

Our common stock is historically thinly traded, stockholders may be unable to sell at or near ask prices or at all and the price of our common stock may be volatile.

Historically, shares of our common stock were thinly-traded on the OTCQB and have usually been thinly-traded following our uplist to The Nasdaq Capital Market (“Nasdaq”), meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on stock price.

However, during certain periods we have received, and may continue to receive, a high degree of media coverage that is published or otherwise disseminated by third parties, including blogs, articles, message boards and social and other media. This may include coverage that is not attributable to statements made by the Company or our Board of Directors. Information provided by third parties may not be reliable or accurate and could materially impact the trading price of our common stock which could cause stockholders to lose their investments.

The market prices and trading volume of our common stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our common stock to incur substantial losses. For example, during 2021, the market price of our common stock fluctuated from an intra-day low of $1.48 per share on January 4, 2021 to an intra-day high on Nasdaq of $15.20 on September 29, 2021. The last reported sale price of our common stock on Nasdaq on December 31, 2021 was $2.84 per share. From June 2021 to September 2021, daily trading volume ranged from approximately 100 to 133,244,100 shares. We believe that the recent volatility and our current market prices reflect market and trading dynamics unrelated to our underlying business, or macro or industry fundamentals, and we do not know if these dynamics will continue.

Although our common stock is now listed for trading on Nasdaq, a broader or more active public trading market for our common stock may not develop or be sustained, and the current trading level of our common stock may not be sustained. Due to these conditions, you may be unable to sell your common stock at or near ask prices or at all if you desire to sell shares of common stock.

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

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility

The ownership of our common stock is significantly concentrated in a small number of investors, some of whom are affiliated with our Board of Directors and management, which could prevent stockholders from having input on the course of our operations or otherwise lead to actual or potential conflicts of interest.

As of March 21, 2022, Jason Katz, our Chairman of the Board of Directors, Chief Executive Officer, Chief Operating Officer and President, beneficially owned approximately 7.1% of our outstanding common stock, including shares of common stock held directly by Mr. Katz’s spouse, and The J. Crew Delaware Trust A, a trust formed by Mr. Katz for the benefit of certain of his family members, also beneficially owned approximately 24.0% of our outstanding common stock as of March 21, 2022. Mr. Katz is not a beneficiary of the trust and does not hold voting or dispositive power over the shares held by the trust.

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

Our revenue and results of operations could vary significantly from period-to-period and year-to-year and may fail to match our past performance because of a variety of factors, many of which are outside of our control. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our results of operations include:

●	changes in expectations as to our future financial performance;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or capital commitments;

●	market acceptance of our new applications and enhancements to our existing applications;

●	the amount of advertising and marketing that is available and spent on user acquisition campaigns;

●	disruptions in the availability of our applications on third party platforms;

●	actual or perceived violations of privacy obligations and compromises of subscriber data;

●	the entrance of new competitors in our market whether by established companies or the entrance of new companies;

●	additions or departures of key personnel and the cost of attracting and retaining application developers and other software engineers; and

●	general market conditions, including market volatility and the impact of inflation.

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

As of December 31, 2021, we had approximately 394,075 shares of common stock that were issuable upon the exercise of vested outstanding stock options. The issuance of shares upon the exercise of these options may result in substantial dilution to the equity interest and voting power of holders of our common stock.

In the future, we may also issue additional shares of common stock or other securities convertible into or exchangeable for shares of common stock. Our Certificate of Incorporation currently authorizes us to issue up to 25,000,000 shares of common stock, of which 9,832,157 were outstanding as of December 31, 2021, which includes 10,000,000 shares of preferred stock with such designations, preferences and rights as determined by our Board of Directors, of which none were outstanding as of December 31, 2021. The issuance of additional shares of our common stock may substantially dilute the ownership interests of our existing stockholders. Furthermore, sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.

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

If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our securities.

Our common stock was approved for listing on Nasdaq under the symbol “PALT” and began trading on Nasdaq on August 3, 2021. We cannot assure you that our securities will continue to be listed on Nasdaq in the future. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. We may not be able to comply with the applicable listing standards and Nasdaq could delist our securities as a result.

We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange. If our common stock is delisted by Nasdaq, our common stock would likely trade on the OTCQB where an investor may find it more difficult to sell our shares or obtain accurate quotations as to the market value of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office is located at 30 Jericho Executive Plaza in Jericho, New York 11753. The lease for the 30 Jericho Executive Plaza office space expires on November 30, 2024. We currently do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

On July 23, 2021, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit against WebEx Communications, Inc., Cisco WebEx LLC, and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas. The Company alleges that Cisco’s Webex products have infringed U.S. Patent No. 6,683,858, and that the Company is entitled to damages. A Markman hearing took place on February 24, 2022 and a trial is scheduled for early 2023.

To our knowledge, other than as described above, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on The Nasdaq Capital Market (“Nasdaq”) under the symbol “PALT.” Our common stock was quoted on the OTCQB under the symbol “PALT” during the 2020 fiscal year, the first two fiscal quarters of 2021 and for a portion of the third quarter of 2021. We completed an uplist to Nasdaq on August 3, 2021.

The following table sets forth the range of the quarterly high and low bid price information for the fiscal quarters indicated below as reported by Nasdaq or the OTCQB, as applicable. Except for trading on Nasdaq, there is no established public trading market for our common stock.

	High Bid*	Low Bid*
	($)	($)
2021
Fourth Quarter	$13.57	$2.82
Third Quarter	$15.20	$2.78
Second Quarter	$3.63	$2.35
First Quarter	$4.37	$1.48
2020
Fourth Quarter	$1.72	$0.67
Third Quarter	$2.70	$0.85
Second Quarter	$6.00	$0.60
First Quarter	$1.43	$0.76

*	The over-the-counter market quotations of the bid prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

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

Holders

As of March 21, 2022, there were approximately 53 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2021 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2021.

ITEM 6. Reserved

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

Overview

We are a leading communications software innovator that powers multimedia social applications. Our product portfolio includes Paltalk, Camfrog and Tinychat, which together host one of the world’s largest collections of video-based communities. Our other product is Vumber, which is a telecommunications services provider that enables users to communicate privately by having multiple phone numbers with any area code through which calls can be forwarded to a user’s existing telephone number. We have an over 20-year history of technology innovation and hold 14 patents.

We believe that the scale of our user base presents a competitive advantage in the video social networking industry and provides growth opportunities to advance our existing products with up-sell opportunities and build future brands with cross-sell offers. We also believe that our proprietary consumer app technology platform can scalably support large communities of users in activities such as video, voice and text chat, online card and board games and provide robust user monetization tools.

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

August 2021 Underwritten Public Offering

On August 5, 2021, we announced the pricing and closing of a firm commitment underwritten public offering of an aggregate of 1,333,310 shares of our common stock (which includes 173,910 shares sold to the underwriter pursuant to the full exercise of the underwriter’s over-allotment option) at a public offering price of $3.00 per share (the “August 2021 Offering”). The August 2021 Offering was made pursuant to the Registration Statement on Form S-1 (Registration No. 333-257036), initially filed with the SEC on June 11, 2021, as subsequently amended, and declared effective on August 2, 2021. The August 2021 Offering was made only by means of a prospectus forming a part of the effective registration statement. The net proceeds to us from the August 2021 Offering were approximately $3.2 million, after deducting underwriting discounts, commissions and other estimated offering expenses.

In connection with the August 2021 Offering, our common stock was approved for listing on The Nasdaq Capital Market (“Nasdaq”) under the symbol “PALT” and began trading on Nasdaq on August 3, 2021.

October 2021 Underwritten Public Offering

On October 19, 2021, we announced the pricing and closing of an underwritten public offering of an aggregate of 1,552,500 shares of our common stock (which includes 202,500 shares sold to the underwriter pursuant to the full exercise of the underwriter’s over-allotment option) at a public offering price of $7.50 per share (the “October 2021 Offering”). The October 2021 Offering was made pursuant to an effective shelf Registration Statement on Form S-3 (Registration No. 333-260063), previously filed with the SEC on October 5, 2021 and declared effective on October 14, 2021. The October 2021 Offering was offered by means of a prospectus supplement and accompanying prospectus, forming part of the registration statement. The net proceeds to us from the October 2021 Offering were approximately $10.7 million, after deducting underwriting discounts, commissions and other estimated offering expenses.

Launch of Paltalk Rewards Points

As previously disclosed, we served as a launch partner with YouNow to integrate YouNow’s props infrastructure into our Camfrog and Paltalk applications, which allowed users to earn Props tokens while using the Paltalk and Camfrog applications. On October 15, 2021, we launched our new rewards loyalty program, Paltalk Rewards Points, and simultaneously ended the distribution of Props tokens, our prior rewards program. Paltalk and Camfrog users kept their existing rewards earned from the former Props program as Paltalk Rewards Points and now have the opportunity to earn new Paltalk Rewards Points. In connection with the Paltalk Rewards Points, we added 25 new reward tiers such as specialty coins, subscriptions, stickers, flair, and other popular buttons.

Operational Highlights and Objectives

During the year ended December 31, 2021, we executed key components of our objectives:

●	completed an uplist of our shares of common stock to Nasdaq, which began trading on Nasdaq on August 3, 2021, under the Company’s current ticker symbol “PALT”;

●	raised gross proceeds of approximately $15.6 million in connection with the August 2021 Offering and October 2021 Offering of an aggregate of 2,885,810 shares of common stock at a price to the public of $3.00 and $7.50 per share, respectively;

●	sold approximately 36.9 million Props tokens for proceeds of $0.9 million during the year ended December 31, 2021;

●	reported net income of $1.3 million for the year ended December 31, 2021 which included a non-cash $0.8 million impairment of digital token assets, compared to net income of $1.4 million for the year ended December 31, 2020; and

●	achieved positive net cash flow of $16.1 million for the year ended December 31, 2021, an improvement of $13.9 million when compared to the year ended December 31, 2020.

For the near term, our business objectives include:

●	invest in robust marketing initiatives through marketing agencies in order to drive new user acquisition intended to result in an increase in revenue;

●	implementing several enhancements to our live video chat applications as well as the integration of games and other features focused on retention and monetization, which collectively are intended to increase user engagement and revenue opportunities;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other entities that are synergistic to our businesses;

●	focusing on our core business to continue to leverage efficiencies gained during 2021 and expand our core business in a cost-efficient way;

●	continuing to develop our consumer application platform strategy by seeking potential partnerships with large third-party communities to whom we could promote a co-branded version of our video chat products and potentially share in the incremental revenues generated by these partner communities; and

●	continuing to defend our intellectual property.

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

Technology Service Revenue

Technology service revenue is generated under service and partnership agreements that we negotiate with third parties, which includes development, integration, engineering, licensing or other services that we provide.

On May 29, 2020, we entered into an Asset Purchase Agreement, which was subsequently amended and restated (the “Amended and Restated Agreement”) with SecureCo, LLC (“SecureCo”), pursuant to which we agreed to sell substantially all of the assets related to our secure communications business (the “Secured Communications Assets”) to SecureCo. The Amended and Restated Agreement also provides for a revenue sharing arrangement, pursuant to which we are entitled to receive quarterly royalty payments ranging from 5% to 10% of certain revenues received by SecureCo, with the aggregate amount of such royalty payments not to exceed $500,000. The royalty payments, if received, will be recorded as technology service revenue. We do not expect to continue to pursue secure communications products or technology implementation services as part of our overall business strategy.

During the years ended December 31, 2021 and 2020, we also recorded technology service revenue in connection with our agreement to serve as a launch partner with Open Props, Inc. (formerly YouNow, Inc., and referred to herein as “YouNow”) and to integrate YouNow’s props infrastructure (the “Props platform”) into our Camfrog and Paltalk applications (as amended, the “YouNow Agreement”).

Pursuant to the terms of the YouNow Agreement, YouNow agreed to pay us, in exchange for our services, an aggregate of 10.5 million cryptographic props tokens (“Props tokens”) upon the achievement of certain milestones. The upfront fee is recognized as revenue under the output method based on the direct measurements of the value of services transferred to date to the customer, relative to the remaining services under the YouNow Agreement. The milestones fees were recognized as revenue on the completion dates of integration services performed during the second and third quarters of 2020. Once the integration of Props tokens into our Paltalk and Camfrog applications was completed, we began receiving Props tokens for providing a validator service and for allowing users to participate in the loyalty platform. The loyalty platform was intended to drive engagement and incentivize users financially by providing users with the ability to earn Props tokens while using the Paltalk and Camfrog applications. The net revenue earned was recorded under “technology service revenue” in the consolidated statements of operations. The total net revenue value is recognized as earned.

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

For the year ended December 31, 2021, we determined the fair value of the Props tokens using observable daily quoted market prices on multiple international exchanges, as recorded on CoinmarketCap.

In August 2021, we received notice from YouNow that it was terminating the YouNow Agreement, and that it would no longer support the Props platform past the end of calendar year 2021. In connection with the notice of termination and in accordance with the YouNow Agreement, we received an additional 2,625,000 Props tokens. The value of these tokens was recorded as revenue under “technology service revenue” in the consolidated statements of income. The YouNow Agreement was terminated effective on November 23, 2021. We now expect that most of our technology service revenue generated in the future will result from opportunistic partnerships between us and third parties.

During year the ended December 31, 2021, we sold approximately 36.9 million Props tokens for total proceeds of $0.9 million.

Costs and Expenses

Cost of revenue

Cost of revenue consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in data center and customer care functions, credit card processing fees, hosting fees, and data center rent and bandwidth costs. Cost of revenue also includes compensation and other employee-related costs for technical personnel, consultants and subcontracting costs relating to technology service revenue.

Sales and marketing expense

Sales and marketing expense consist primarily of advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel and consultants engaged in sales and sales support functions. Advertising and promotional spend includes online marketing, including fees paid to search engines, and offline marketing, which primarily consists of partner-related payments to those who direct traffic to our brands.

Product development expense

Product development expense, which relates to the development of technology of our applications, consists primarily of compensation (including stock-based compensation) and other employee-related and consultants-related costs that are not capitalized for personnel engaged in the design, testing and enhancement of service offerings as well as amortization of capitalized website development costs.

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

Impairment loss on digital tokens

Impairment loss on digital tokens results from the daily assessment of the Props tokens’ quoted market prices, as reflected on CoinmarketCap, and adjusting the recorded carrying amount to the amount equal to the lowest quoted market price during the period in which the Props tokens are held. During the year ended December 31, 2021, we recorded a non-cash impairment charge in the amount of $765,232, which is reported in our accompanying consolidated statements of income as a result of recent decline in the quoted market prices below the market price of their acquisition.

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

	Year Ended December 31,
	2021	2020
Subscription bookings	$12,224,780	$12,195,725
Net cash provided by operating activities	$1,265,464	$1,435,300
Net income	$1,324,106	$1,371,262
Adjusted EBITDA	$1,281,361	$1,955,854
Adjusted EBITDA as percentage of total revenue	9.7%	15.2%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net income adjusted to exclude net loss from interest income, net, provision for income taxes, gain on office lease termination, impairment loss on goodwill, gain from sale of Secured Communication Assets, gain on the extinguishment of term debt, provision for income taxes, depreciation and amortization expense, loss on disposal of property and equipment, other expense, impairment loss on digital tokens, gain on extinguishment of digital tokens payable, realized loss (gain) from the sale of digital tokens and stock-based compensation expense.

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

Limitations of Adjusted EBITDA

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA does not reflect: cash capital expenditures for assets underlying depreciation and amortization expense that may need to be replaced or for new capital expenditures; net loss from discontinued operations; interest income, net; other expense, net; gain on sale of the Dating Services Business; income tax expense from continuing operations; gain on office lease termination; impairment loss on goodwill; gain from sale of Secured Communication Assets; loss on disposal of property and equipment; our working capital requirements; the impairment loss on digital tokens; realized gain (loss) from the sale of digital tokens; the potentially dilutive impact of stock-based compensation; gain on the extinguishment of term debt; gain on extinguishment of digital tokens payable; and the provision for income taxes. Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

	Year Ended
	December 31,
	2021	2020
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$1,324,106	$1,371,262
Stock-based compensation expense	(35,653)	243,197
Depreciation and amortization expense	370,845	571,725
Gain on office lease termination	-	(141,001)
Impairment loss on digital tokens	765,232	-
Interest income, net	(133)	(7,119)
Gain from sale of Secured Communications Assets	-	(250,000)
Loss on disposal of property and equipment	-	39,238
Gain on extinguishment of term debt	(506,500)	-
Realized loss (gain) from sale of digital tokens	(307,934)	72,123
Gain on termination of digital tokens payable	(338,553)	-
Other expense	-	56,042
Provision for income taxes	9,951	387
Adjusted EBITDA	$1,281,361	$1,955,854

Results of Operations

The following table sets forth consolidated statements of income data for each of the periods indicated as a percentage of total revenue:

	Years Ended December 31,
	2021	2020
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	20.5%	20.1%
Sales and marketing expense	8.8%	6.4%
Product development expense	40.6%	39.2%
General and administrative expense	20.4%	24.7%
Impairment loss on digital tokens	5.8%	-%
Total costs and expenses	96.1%	90.4%
Income from operations	3.9%	9.6%
Interest income, net	0.0%	0.1%
Gain from sale of Secured Communications Assets	-%	1.9%
Gain on extinguishment of term debt	3.8%	-%
Realized gain (loss) from sale of digital tokens	2.3%	(0.6)%
Other expense	-%	(0.4)%
Income from operations before provision for income taxes	10.0%	10.6%
Provision for income taxes	(0.1)%	(0.0)%
Net income	9.9%	10.6%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenue

Total revenue increased to $13,273,849 for the year ended December 31, 2021 from $12,832,672 for the year ended December 31, 2020. The increase was primarily driven by an increase in subscription revenue from the Paltalk application, as we experienced a change in the proportion of revenue generated from revenue from subscriptions to revenue from virtual gifts.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenue for the year ended December 31, 2021 and the year ended December 31, 2020, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

	Years Ended		$	%	% of Revenue Years Ended
	December 31,		Increase	Increase	December 31,
	2021	2020	(Decrease)	(Decrease)	2021	2020
Subscription revenue	$12,368,008	$11,966,497	$401,511	3.4%	93.2%	93.3%
Advertising revenue	451,337	325,475	125,862	38.7%	3.4%	2.5%
Technology service revenue	454,504	540,700	(86,196)	(15.9)%	3.4%	4.2%
Total revenues	$13,273,849	$12,832,672	$441,177	3.4%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the year ended December 31, 2021 increased by $401,511, or 3.4%, as compared to the year ended December 31, 2020. The increase in subscription revenue was primarily driven by increased activity in the Paltalk application from our existing users, as well as a strategic alignment of pricing promotions and a change in the blend of revenue generated from revenue from subscriptions to revenue from virtual gifts. In addition, we had an increase in the Vumber application’s subscription revenue resulting from an increase in the work-from-home trend as a result of the COVID-19 pandemic.

Advertising Revenue

Our advertising revenue for the year ended December 31, 2021 increased by $125,862, or 38.7%, as compared to the year ended December 31, 2020. The increase in advertising revenue was primarily due to an increase in the volume of advertising impressions related to changes in and the optimization of third-party advertising partners.

Technology Service Revenue

Our technology service revenue decreased by $86,196, or 15.9%, as compared to the year ended December 31, 2020. The decrease in technology service revenue was driven by the termination of the YouNow Agreement, effective November 23, 2021.

Costs and Expenses

Total costs and expenses for the year ended December 31, 2021 increased by $1,164,382, or 10.0%, as compared to the year ended December 31, 2020. The following table presents our costs and expenses for the years ended December 31, 2021 and 2020, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

	Years Ended December 31,		$	%	% of Revenue Years Ended December 31,
			Increase	Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020
Cost of revenue	$2,720,189	$2,573,083	$147,106	5.7%	20.5%	20.1%
Sales and marketing expense	1,170,386	825,069	345,317	41.9%	8.8%	6.4%
Product development expense	5,391,819	5,025,482	366,337	7.3%	40.6%	39.2%
General and administrative expense	2,706,733	3,166,343	(459,610)	(14.5)%	20.4%	24.7%
Impairment loss on digital tokens	765,232	-	765,232	100.0%	5.8%	-%
Total costs and expenses	$12,754,359	$11,589,977	$1,164,382	10.0%	96.1%	90.4%

Cost of revenue

Our cost of revenue for the year ended December 31, 2021 increased by $147,106, or 5.7%, as compared to the year ended December 31, 2020. The increase for the year ended December 31, 2021 was primarily driven by an increase in non-cash stock compensation expense of $67,000 and an increase of approximately $62,800 in consulting services to support fraud prevention.

Sales and marketing expense

Our sales and marketing expense for the year ended December 31, 2021 increased by $345,317, or 41.9%, as compared to the year ended December 31, 2020. The increase in sales and marketing expense for the year ended December 31, 2021 was primarily due to an increase of approximately $259,000 in marketing user acquisition expenses and an increase of approximately $87,000 in salary and related expenses driven by an increased headcount as we grow our focus on social media.

Product development expense

Our product development expense for the year ended December 31, 2021 increased by $366,337, or 7.3%, as compared to the year ended December 31, 2020. The increase was primarily due to an increase of approximately $382,600 related to consulting services and software expenses in support of enhanced user retention and improved monetization in the Paltalk application. This increase was offset by a decrease of approximately $55,800 in compensation expense as the sale of the secure communications assets resulted in a decrease in headcount.

General and administrative expense

Our general and administrative expense for the year ended December 31, 2021 decreased by $459,610, or 14.5%, as compared to the year ended December 31, 2020. The decrease in general and administrative expense for the year ended December 31, 2021 was mainly due to reduced rent expense of $115,100 resulting from an office lease termination, a decrease in compensation and related expenses of approximately $151,000, a reduction of approximately $336,500 in non-cash stock compensation expense primarily from an unvested executive performance award that was forfeited, and $338,553 non-cash gain on extinguishment of digital tokens payable. These reductions were offset by an increase in professional and legal fees in connection with the uplisting to The Nasdaq Capital Market of approximately $146,000 in August of 2021 and a gain of $141,000 resulting from an office lease termination during the year ended December 31, 2020.

Impairment loss on digital tokens

We recorded a non-cash impairment loss on digital tokens of $765,232 for the year ended December 31, 2021 as a result of recent declines in the quoted market prices of certain digital tokens below the market price of their acquisition.

Non-Operating Income

The following table presents the components of non-operating income for the year ended December 31, 2021 and the year ended December 31, 2020, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

	Years Ended December 31,		$ Increase	% Increase	% of Revenue Years Ended December 31,
	2021	2020	(Decrease)	(Decrease)	2021	2020
Interest income, net	$133	$7,119	$(6,986)	(98.1)%	0.0%	0.1%
Gain from the sale of Secured Communications Assets	-	250,000	(250,000)	(100.0)%	-%	1.9%
Gain on extinguishment of term debt	506,500	-	506,500	100.0%	3.8%	-%
Realized gain (loss) from sale of digital tokens	307,934	(72,123)	380,057	527.0%	2.3%	(0.6)%
Other expense	-	(56,042)	56,042	100.0%	-%	(0.4)%
Total non-operating income	$814,567	$128,954	$685,613	531.7%	6.1%	1.0%

Non-operating income for the year ended December 31, 2021 was $814,567, an increase of $685,613, or 531.7%, as compared to non-operating income of $128,954 for the year ended December 31, 2020. The increase resulted from the gain on extinguishment of term debt of the $506,500 of proceeds from the Note received in order to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic and a gain from sale of digital tokens of $307,934.

Liquidity and Capital Resources

	Years Ended
	December 31,
	2021	2020
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$1,265,464	$1,435,300
Net cash provided by investing activities	858,848	225,406
Net cash provided by financing activities	13,927,128	497,656
Net change in cash and cash equivalents	$16,051,440	$2,158,362

Currently, our primary source of liquidity is cash on hand and cash flows from continuing operations, and we believe that our cash and cash equivalents balance and our expected cash flow from operations will be sufficient to meet all of our financial obligations for the twelve months from the date these financial statements are issued. As of December 31, 2021, we had $21,636,860 of cash and cash equivalents.

Our primary use of working capital is related to product development resources and an investment in marketing activities in order to maintain and create new services and features in applications for our clients and users. In particular, a significant portion of our working capital has been allocated to the improvement of our products. In the future, we may also seek to grow our business by expending our capital resources to fund strategic investments and partnership opportunities.

As discussed above, on May 29, 2020, we completed the sale of the Secured Communications Assets for a cash purchase price of $250,000, $150,000 of which was paid at closing and $100,000 of which was paid in four equal installments over the fifteen-month period following the closing. The Amended and Restated Agreement also provides for a revenue sharing arrangement, pursuant to which we are entitled to receive quarterly royalty payments ranging from 5% to 10% of certain revenues received by SecureCo, with the aggregate amount of such royalty payments not to exceed $500,000. The royalty payments, if received, will be recorded as technology service revenue.

On August 5, 2021, we announced the closing of the August 2021 Offering in which we offered and sold 1,159,400 shares of our common stock. We also granted the underwriters an option to purchase up to an additional 173,910 shares of common stock at the public offering price less discounts and commissions to cover over-allotments, which was exercised in full on August 5, 2021. The net proceeds to us from the August 2021 Offering were approximately $3.2 million, after deducting underwriting discounts, commissions and other estimated offering expenses.

In addition, on October 19, 2021, we announced the pricing and closing of the October 2021 Offering in which we offered and sold 1,552,500 shares of our common stock. We also granted the underwriters an option to purchase up to an additional 202,500 shares of common stock at the public offering price less discounts and commissions to cover over-allotments, which was exercised in full on October 14, 2021. The net proceeds to us from the October 2021 Offering were approximately $10.7 million, after deducting underwriting discounts, commissions and other estimated offering expenses.

Operating Activities

Net cash provided by operating activities was $1,265,464 for the year ended December 31, 2021, as compared to net cash provided by operating activities of $1,435,300 for the year ended December 31, 2020. Changes in accounts receivable and deferred revenue contributed to a lower cash flow for the year ended December 31, 2021 of $134,064 and $372,456, respectively, compared to the year ended December 31, 2020. The decrease in cash flow resulted from a change in third-party advertising partners as well as a change in the proportion of revenue generated between revenue from subscriptions and revenue from virtual gifts due to strategic alignment of the frequency of promotions therefore, accumulating less deferred revenue. These decreases were offset by an increase in accounts payables and accrued expenses of $1,059,132 for the year ended December 31, 2021 compared to the year ended December 31, 2020, mainly as result of higher provisions of annual performance incentives.

Investing Activities

Net cash provided by investing activities was $858,848 for the year ended December 31, 2021, as compared to net cash provided by investing activities of $225,406 for the year ended December 31, 2020. The increase in net cash provided by investing activities is due to an increase in proceeds from the sale of digital tokens.

Financing Activities

Net cash provided by financing activities was $13,927,128 for the year ended December 31, 2021 as compared to net cash provided by financing activities of $497,656 for the year ended December 31, 2020. The increase in net cash provided by financing activities is a result of the August 2021 and October 2021 Offerings, in which the Company sold an aggregate of 2,885,810 shares of common stock at a price to the public of $3.00 and $7.50 per share, respectively. Net proceeds received by the Company from the August 2021 and October 2021 Offerings were approximately $13.9 million, after underwriting discounts and commissions and other estimated offering expenses.

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

On June 7, 2016, we entered into a lease agreement with Jericho Executive Center LLC for office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on September 1, 2016 and runs through November 30, 2021. Our monthly office rent payments under the lease are currently approximately $7,081 per month. On April 9, 2021, we entered into a lease extension agreement with Jericho Executive Center LLC for the office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on December 1, 2021 and runs through November 30, 2024.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP. In doing so, we have to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We have reviewed our critical accounting estimates with the audit committee of our Board of Directors.

Critical Accounting Policies

See Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for a summary of significant accounting policies, which includes our critical accounting policies, and the effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Paltalk, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paltalk, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016.

Melville, NY

March 23, 2022

PALTALK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$21,636,860	$5,585,420
Accounts receivable, net of allowances of $3,648 as of December 31, 2021 and 2020, respectively	153,448	71,410
Prepaid expense and other current assets	239,258	236,704
Total current assets	22,029,566	5,893,534
Operating lease right-of-use asset	239,491	68,967
Property and equipment, net	69,599	255,777
Goodwill	6,326,250	6,326,250
Intangible assets, net	196,543	381,210
Digital tokens	7,262	439,145
Digital tokens receivable	-	210,000
Other assets	13,937	13,937
Total assets	$28,882,648	$13,588,820

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,332,632	$742,141
Accrued expenses and other current liabilities	344,441	254,084
Operating lease liabilities, current portion	80,309	68,967
Digital tokens payable	-	123,397
Term debt, current portion	-	338,792
Deferred subscription revenue	1,915,493	2,058,721
Total current liabilities	3,672,875	3,586,102
Operating lease liabilities, non-current portion	159,182	-
Term debt, non-current portion	-	167,708
Total liabilities	3,832,057	3,753,810
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 9,864,120 and 6,916,404 shares issued and 9,832,157 and 6,906,454 shares outstanding as of December 31, 2021 and 2020, respectively	9,864	6,917
Treasury stock, 31,963 and 9,950 shares as of December 31, 2021 and 2020, respectively	(194,200)	(10,859)
Additional paid-in capital	35,639,910	21,568,041
Accumulated deficit	(10,404,983)	(11,729,089)
Total stockholders’ equity	25,050,591	9,835,010
Total liabilities and stockholders’ equity	$28,882,648	$13,588,820

The accompanying notes are an integral part of these consolidated financial statements.

PALTALK, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2021	2020
Revenues
Subscription revenue	$12,368,008	$11,966,497
Advertising revenue	451,337	325,475
Technology service revenue	454,504	540,700
Total revenue	13,273,849	12,832,672
Costs and expenses
Costs of revenue	2,720,189	2,573,083
Sales and marketing expense	1,170,386	825,069
Product development expense	5,391,819	5,025,482
General and administrative expense	2,706,733	3,166,343
Impairment loss on digital tokens	765,232	-
Total costs and expenses	12,754,359	11,589,977
Income from operations	519,490	1,242,695
Interest income, net	133	7,119
Gain from sale of Secured Communications Assets	-	250,000
Gain on extinguishment of term debt	506,500	-
Realized gain (loss) from the sale of digital tokens	307,934	(72,123)
Other expense	-	(56,042)
Income from operations before provision for income taxes	1,334,057	1,371,649
Income tax expense	(9,951)	(387)
Net income	$1,324,106	1,371,262

Net income per share of common stock:
Basic	$0.17	$0.20
Diluted	$0.17	$0.20
Weighted average number of shares of common stock used in calculating net income per share of common stock:
Basic	7,766,111	6,884,690
Diluted	7,809,132	6,887,808

The accompanying notes are an integral part of these consolidated financial statements.

PALTALK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Retained
					Additional	Earnings	Total
	Common	Stock	Treasury	Stock	Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2019	6,878,904	$6,879	(1,900)	$(2,015)	$21,281,382	$(13,100,351)	$8,185,895
Stock-based compensation expense	-	-	-	-	243,197	-	243,197
Issuance of common stock for consulting services	37,500	38	-	-	43,462	-	43,500
Repurchases of common stock	-	-	(8,050)	(8,844)	-	-	(8,844)
Net income	-	-	-	-	-	1,371,262	1,371,262
Balance at December 31, 2020	6,916,404	$6,917	(9,950)	$(10,859)	$21,568,041	$(11,729,089)	$9,835,010
Stock-based compensation expense	-	-	-	-	(35,653)	-	(35,653)
Issuance of common stock	2,885,810	2,886	-	-	13,916,240	-	13,919,126
Issuance of common stock pursuant to cashless option exercises	38,464	38			(38)	-	-
Treasury stock received from cashless option exercises	22,013	22	(22,013)	(183,341)	183,319	-	-
Issuance of common stock pursuant to option exercise	1,429	1	-	-	8,001	-	8,002
Net income	-	-	-	-	-	1,324,106	1,324,106
Balance at December 31, 2021	9,864,120	$9,864	(31,963)	$(194,200)	$35,639,910	$(10,404,983)	$25,050,591

The accompanying notes are an integral part of these consolidated financial statements.

PALTALK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$1,324,106	$1,371,262
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation of property and equipment	186,178	325,044
Amortization of intangible assets	184,667	246,681
Amortization of operating lease right-of-use assets	74,416	104,083
Gain on cancellation of office lease	-	(141,001)
Loss on disposal of property and equipment	-	39,238
Gain on extinguishment of digital token liability	(338,553)	-
Impairment loss on digital tokens	765,232	-
Realized (gain) loss from the sale of digital tokens	(307,934)	72,823
Write-off of note receivable	-	56,042
Gain on extinguishment of term debt	(506,500)	-
Stock-based compensation	(35,653)	243,197
Bad debt expense	(3,235)	4,015
Common stock issued for consulting services	-	43,500
Changes in operating assets and liabilities:
Digital tokens	(884,263)	(439,145)
Accounts receivable	(78,803)	55,261
Digital tokens receivable	210,000	(210,000)
Operating lease liability	(74,416)	(107,674)
Digital tokens payable	215,156	123,397
Prepaid expense and other current assets	(2,554)	(219,263)
Other assets	-	16,897
Accounts payable, accrued expenses and other current liabilities	680,848	(378,285)
Deferred subscription revenue	(143,228)	229,228
Net cash provided by operating activities	1,265,464	1,435,300
Cash flows from investing activities:
Proceeds from Secured Communications Assets	-	150,000
Proceeds from the sale of digital tokens	858,848	75,406
Net cash provided by investing activities	858,848	225,406
Cash flows from financing activities:
Borrowings of term debt	-	506,500
Proceeds from issuance of common stock, net of issuance costs	13,919,126	-
Proceeds from issuance of common stock pursuant to option exercise	8,002	-
Purchase of treasury stock	-	(8,844)
Net cash provided by financing activities	13,927,128	497,656
Net increase in cash and cash equivalents	16,051,440	2,158,362
Balance of cash and cash equivalents at beginning of period	5,585,420	3,427,058
Balance of cash and cash equivalents at end of period	$21,636,860	$5,585,420
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Modification of operating lease right-of-use asset and liability	$244,940	$-
Issuance of common stock pursuant to cashless option exercises	$38	$-
Treasury stock received from cashless option exercises	$183,341	$-

The accompanying notes are an integral part of these consolidated financial statements.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

The accompanying consolidated financial statements include Paltalk, Inc. and its wholly owned subsidiaries, A.V.M. Software, Inc., Paltalk Software Inc., Paltalk Holdings, Inc., Tiny Acquisition Inc., Camshare, Inc., Fire Talk LLC and Vumber LLC (collectively, the “Company”).

The Company’s product portfolio includes Paltalk, Camfrog and Tinychat, which together host one of the world’s largest collections of video-based communities. The Company’s other product is Vumber, which is a telecommunications services provider that enables users to communicate privately by having multiple phone numbers with any area code through which calls can be forwarded to a user’s existing telephone number. The Company has an over 20-year history of technology innovation and hold 14 patents.

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

Significant estimates relied upon in preparing these financial statements include the estimates used to determine the fair value of the stock options issued in share-based payment arrangements, subscription revenues net of refunds, credits, and known and estimated credit card chargebacks and the fair value of digital tokens. Management evaluates these estimates on an ongoing basis. Changes in estimates are recorded in the period in which they become known. The Company bases estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates.

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

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the years ended December 31, 2021 and 2020, subscriptions were offered in durations of one-, three-, six- and twelve- month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying consolidated balance sheets. Deferred revenue at December 31, 2020 was $2,058,721, which was subsequently recognized as subscription revenue during the year ended December 31, 2021. The ending balance of deferred revenue at December 31, 2021 was $1,915,493.

In addition, the Company offers virtual gifts to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and are under the users’ control. Virtual gift revenue is recognized upon the users’ redemption of virtual gifts at the fixed transaction price and included in subscription revenue in the accompanying consolidated statements of income. Virtual gift revenue is presented as deferred revenue in the consolidated balance sheets until virtual gifts are redeemed. Virtual gift revenue was $5,586,710 and $5,188,858 for the years ended December 31, 2021 and 2020, respectively. The ending balance of deferred revenue from virtual gifts at December 31, 2021 and 2020 was $293,737 and $348,677, respectively.

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

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Technology Service Revenue

Technology service revenue is generated under service and partnership agreements that the Company negotiates with third parties which includes development, integration, engineering, licensing or other services that the Company provides.

On May 29, 2020, the Company entered into an Asset Purchase Agreement, which was subsequently amended and restated (the “Amended and Restated Agreement”), with SecureCo, LLC (“SecureCo”), pursuant to which the Company agreed to sell substantially all of the assets related to its secure communications business to SecureCo. The Amended and Restated Agreement also provides for a revenue sharing arrangement, pursuant to which the Company is entitled to receive quarterly royalty payments ranging from 5% to 10% of certain revenues received by SecureCo, with the aggregate amount of such royalty payments not to exceed $500,000. The royalty payments, if received, will be recorded as technology service revenue. The Company does not expect to continue to pursue secure communications products or technology implementation services as part of its overall business strategy.

The Company also recorded technology service revenue in connection with its agreement to serve as a launch partner with Open Props, Inc. (formerly YouNow, Inc., and referred to herein as “YouNow”) and to integrate YouNow’s props infrastructure (the “Props platform”) into its Camfrog and Paltalk applications (as amended, the “YouNow Agreement”).

Pursuant to the terms of the YouNow Agreement, YouNow agreed to pay the Company, in exchange for the Company’s services, an aggregate of 10.5 million cryptographic props tokens (“Props tokens”) upon the achievement of certain milestones as follows: (i) 3.0 million Props tokens upon execution of the YouNow Agreement, (ii) 4.0 million Props tokens upon the integration of the Props platform in the Company’s Camfrog application and (iii) 3.5 million Props tokens due upon the integration of the Props platform in the Company’s Paltalk application. In determining the value of the contract, the Company converted the Props tokens into U.S. dollars using an independent third-party valuation. The Props tokens were estimated to have a price equal to $0.02 per token (see Note 7 for additional information on the fair value of the Props tokens) at the contract inception date. The total contract value to be recognized was estimated to be $210,000, which was recognized on the completion dates of the integration services performed during the second and third quarters of 2020.

The upfront fee was recognized as revenue under the output method based on the direct measurements of the value of services transferred to date to the customer, relative to the remaining services under the contract. During the year ended December 31, 2020, the Company recognized $60,000 of the upfront fee and $150,000 from the completion of the first and second integration milestones under technology service revenue in the consolidated statements of income and digital tokens receivable in the consolidated balance sheets.

Once the integration of Props tokens into the Company’s Paltalk and Camfrog applications was completed, the Company began receiving Props tokens for providing a validator service and for allowing users to participate in the loyalty platform. The loyalty platform is intended to drive engagement and incentivize users financially by providing users with the ability to earn Props tokens while using the Paltalk and Camfrog applications. During the third and fourth quarters of 2020, the Company received an aggregate of 1.1 million Props tokens for the validator service and 13.5 million Props tokens under the loyalty platform. During the year ended December 31, 2021, the Company received 1.5 million Props tokens for the validator service and 24.3 million Props tokens under the loyalty platform. The net revenue earned was recorded under “technology service revenue” in the consolidated statements of income.

For the year ended December 31, 2020, the Company retained an independent third-party to estimate the dollar value of the revenue for the validator service and digital tokens earned through the loyalty platform. Given the recent trading availability of Props tokens in various active markets, during the year ended December 31, 2021, the Company calculated the fair value of digital tokens based on the observable daily quoted market prices (Level 1 inputs) on multiple international exchanges, as recorded on CoinmarketCap (see Note 7 for additional information on the fair value of the Props tokens). The total net revenue value recognized as earned was estimated to be $454,504 and $525,748 for the years ended December 31, 2021 and 2020, respectively.

In August 2021, the Company received notice from YouNow that it was terminating the YouNow Agreement, and that it would no longer support the Props platform past the end of calendar year 2021. In connection with the notice of termination and in accordance with the YouNow Agreement, the Company received an additional 2,625,000 Props tokens. The value of these tokens was recorded as revenue under “technology service revenue” in the consolidated statements of income. As a result of the termination of the YouNow Agreement, the Company notified its users that it would no longer be issuing Props starting October 15, 2021 and would be replacing any user’s outstanding Props with a new internal rewards program. The new rewards loyalty program for Paltalk and Camfrog, allowed users to keep their existing rewards earned from the former Props program as internal rewards and also have the opportunity to earn new internal rewards points. In connection with the internal rewards points, the Company added 25 new reward tiers such as specialty coins, subscriptions, stickers, flair, and other popular buttons.

As of the termination of the YouNow Agreement, the Company held 8,575,638 Props, or $338,553, under “digital tokens payable” in our consolidated balance sheets. In accordance with ASC 405-20-40, the Company recorded a $338,553 gain on extinguishment of digital tokens payable under the Company’s operation expenses in the statement of income for the year ended December 31, 2021.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Gains (if any) are not recorded until realized upon sale, at which point they would be presented net of any impairment losses in the Company’s consolidated statements of income. In determining the gain to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the specific digital token sold immediately prior to sale.

During year the ended December 31, 2021, the Company sold approximately 36.9 million Props tokens for total proceeds of $0.9 million. The realized gain of the sale of digital tokens was approximately $307,934 for the year ended December 31, 2021 and is included in the consolidated statements of income.

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

Sales and Marketing

Sales and marketing expense consists primarily of advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel engaged in sales and sales support functions. Advertising and promotional spend includes online marketing, including fees paid to search engines, and offline marketing, which primarily consists of partner-related payments to those who direct traffic to the Company’s brands. Total advertising expense for the year ended December 31, 2021 was approximately $1.2 million and $0.8 million for the year ended December 31, 2020.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of income. Accrued interest and penalties would be included on the related tax liability line in the accompanying consolidated balance sheets.

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

Net Income Per Share

Basic earnings and net income per share are computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted income per share.

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

Receivables

Accounts receivable are composed of amounts due from our advertising partners and from credit card processing companies following the initiation of subscription arrangements originated by the Company’s subscribers, which pay by credit card. These receivables are unsecured and are typically settled by the payment processing company within several days of transaction processing accordingly, an allowance for doubtful accounts is considered. Accounts receivable from advertising partners and payment processing companies amounted to $153,448 and $71,410 on December 31, 2021 and December 31, 2020, respectively.

As of December 31, 2021, three advertising partners accounted for 48% of accounts receivable. As of December 31, 2021, the three advertising partners made up 22%, 15%, and 11% of accounts receivable, respectively.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of those assets, as follows:

Computers and equipment	5 years
Website development	3 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term
Repairs and maintenance costs are expensed as incurred

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

The Company tests the recorded amount of goodwill for impairment on an annual basis on December 31 of each fiscal year or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. The Company has one reporting unit. The Company performed a qualitative assessment and concluded that no impairment existed as of December 31, 2021 and 2020.

Intangible Assets

The Company’s intangible assets represent definite lived intangible assets, which are being amortized on a straight-line basis over their estimated useful lives as follows:

Patents	20 years
Trade names, trademarks, product names, URLs	5-10 years
Internally developed software	5-6 years
Non-compete agreements	3 years
Subscriber/customer relationships	3-12 years

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. On December 1, 2021, the Company adopted ASU 2019-12 and its adoption did not have any significant impact on the Company’s consolidated financial statements and related disclosures.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the current presentation. These reclassifications have no impact on the previously reported net income.

4.	Property and Equipment, Net

Property and equipment, net consisted of the following for the periods presented:

	December 31,
	2021	2020
Computer equipment	$866,459	$866,459
Website development	3,076,323	3,076,323
Furniture and fixtures	47,463	47,463
Total property and equipment	3,990,245	3,990,245
Less: Accumulated depreciation	(3,920,646)	(3,734,468)
Total property and equipment, net	$69,599	$255,777

Depreciation expense, which includes amortization of website development costs, for the years ended December 31, 2021 and 2020 was $186,178 and $325,044, respectively.

Loss on disposal of property and equipment for the years ended December 31, 2021 and 2020 was $0 and $39,238, respectively, as a result from the termination of one of our office leases.

5.	Goodwill

The Company tests goodwill and indefinite-lived intangible assets for impairment annually and whenever events or circumstances arise that indicate an impairment may exist. The Company determined there were no indicators that would lead to a test for impairment during the years ended December 31, 2021 and 2020. Goodwill was $6,326,250 as of December 31, 2021 and December 31, 2020.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Intangible Assets, Net

Intangible assets, net consisted of the following for the periods presented:

	December 31,
	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$50,000	$(31,251)	$18,749	$50,000	$(28,750)	$21,250
Trade names, trademarks, product names, URLs	555,000	(509,148)	45,852	555,000	(493,648)	61,352
Internally developed software	1,990,000	(1,990,000)	-	1,990,000	(1,990,000)	-
Subscriber/customer relationships	2,279,000	(2,147,058)	131,942	2,279,000	(1,980,392)	298,608
Total intangible assets	$4,874,000	$(4,677,457)	$196,543	$4,874,000	$(4,492,790)	$381,210

Amortization expense for the years ended December 31, 2021 and 2020 was $184,667 and $246,681, respectively. The aggregate amortization expense for each of the next three years and thereafter is estimated to be $149,944 in 2022, $18,000 in 2023, $17,349 in 2024 and $11,250 thereafter.

7.	Digital Tokens

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

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Digital tokens earned, receivable or payable before June 30, 2020, were recorded based on an estimated fair value of $0.02. Digital tokens earned, receivable or payable from July 1, 2020 through December 31, 2020 were recorded based on an estimated fair value of $0.039. At December 31, 2020, the Company recorded $439,145 under digital tokens, $123,397 under digital tokens payable and $210,000 under digital tokens receivable.

Given the recent trading availability of Props tokens in various active markets, during the year ended December 31, 2021, the Company calculated the fair value of digital tokens based on the observable daily quoted market prices (Level 1 inputs) on multiple international exchanges, as recorded on CoinmarketCap. At December 31, 2021, the Company recorded $7,262 under digital tokens.

During the year ended December 31, 2021, the Company recorded a non-cash impairment charge in the amount of $765,232, which is reported in the accompanying consolidated statements of income as a result of recent declines in the quoted market prices of certain digital tokens below the market price of their acquisition.

In August 2021, the Company received notice from YouNow that it was terminating the YouNow Agreement, and that it would not support the Props platform past the end of calendar year 2021. In connection with the notice of termination and in accordance with the YouNow Agreement, the Company received an additional 2,625,000 Props tokens. As a result of the termination of the YouNow Agreement, the Company notified its users that it would no longer be issuing Props starting October 15, 2021 and would be replacing any user’s outstanding Props with a new internal rewards program.

During year the ended December 31, 2021, the Company sold approximately 36.9 million Props tokens for proceeds $0.9 million. The realized gain of the sale of digital tokens was approximately $307,934 for the year ended December 31, 2021 and is included in the consolidated statements of income.

8.	Income Taxes

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhanced recoverability of AMT tax credits. Given the Company’s full valuation allowance position, the CARES Act did not have a material impact on the financial statements.

The Company’s provision for income taxes is comprised of the following:

	December 31,
	2021	2020
Current
Federal	$-	$-
State and local	9,951	387
Total Current	9,951	387
Deferred
Federal	-	-
State and local	-	-
Change in Valuation Allowance	-	-
Total Deferred	-	-
Total Provision (Benefit)	$9,951	$387

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred Tax Assets:
Net operating losses	$3,907,758	$4,098,329
Share-based compensation	767,318	859,100
Amortization of Intangible Assets	716,598	769,742
Rent	56,251	15,272
Tax Credits	62,969	62,969
Other	266,986	160,762
Subtotal	5,777,880	5,966,174
Less Valuation Allowance:	(5,713,490)	(5,903,825)
Total Deferred Tax Assets	64,390	62,349
Deferred Tax Liabilities:
Property and equipment	(64,390)	(62,349)
Total Deferred Tax Liabilities	(64,390)	(62,349)
Net Deferred Tax Assets	$-	$-

In assessing the Company’s ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based on these factors including cumulative losses in recent years, the Company determined that its deferred tax assets are not realizable on a more-likely-than-not basis and has recorded a valuation allowance against its net deferred tax assets. The Company’s valuation allowance decreased by $190,335 during 2021. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As of December 31, 2021, the Company has U.S. federal net operating loss carryforwards of approximately $17.4 million, of which $13.1 million may be subject to an annual limitation under Section 382 of the Internal Revenue Code. Of the $17.4 million, approximately, $16.2 million are available to offset 100% of future taxable income but expire in varying amounts between 2030 to 2037, if not utilized. The remaining $1.2 million is available to offset 80% of future taxable income but may be carried forward indefinitely.

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate of 21% for 2021 and 2020 as follows:

	2021	2020
Income tax (expense) benefit at federal statutory rate	21.0%	21.0%
Permanent Differences	0.2%	0.2%
State and local taxes	(4.5)%	1.9%
Valuation allowance	(14.3)%	(37.0)%
Deferred tax adjustment	2.6%	0.0%
Share based compensation	3.9%	14.6%
PPP Loan Forgiveness	(8.0)%	-
Other	(0.2)%	(0.6)%
Effective tax rate	0.7%	0.1%

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2021, the Company has no uncertain tax positions. As such, there are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2021.

The Company files a federal income tax return and income tax returns in various state tax jurisdictions. The open tax years for the federal income tax return are 2018 through 2021. The state income tax returns have varying statutes of limitations. The open tax years relating to any of the Company’s federal and state net operating losses begin in 2011.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	December 31,
	2021	2020
Compensation, benefits and payroll taxes	$318,150	$226,500
Other accrued expenses	26,291	27,584
Total accrued expenses and other current liabilities	$344,441	$254,084

10.	Stockholders’ Equity

The Paltalk, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 121,930 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The Paltalk, Inc. 2016 Long-Term Incentive Plan (“the 2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of December 31, 2021, there were 978,359 shares available for future issuance under the 2016 Plan.

August 2021 Underwritten Public Offering

On August 5, 2021, the Company announced the pricing and closing of an underwritten public offering (the “August 2021 Offering”), in which the Company sold an aggregate of 1,333,310 shares of the Company’s common stock (which includes 173,910 shares sold to the underwriter pursuant to the full exercise of the underwriter’s over-allotment option) at a public offering price of $3.00 per share. The August 2021 Offering was made pursuant to the Company’s Registration Statement on Form S-1 (Registration No. 333-257036), initially filed with the SEC on June 11, 2021, and was subsequently amended and declared effective on August 2, 2021.

Gross proceeds received by the Company from the August 2021 Offering were approximately $4.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses of approximately $769,200. These costs were recorded in stockholders’ equity as a reduction of additional paid-in capital in connection with Staff Accounting Bulletin Topic 5A.

In connection with the August 2021 Offering, the Company’s common stock was approved for listing on The Nasdaq Capital Market under the symbol “PALT” and began trading on The Nasdaq Capital Market on August 3, 2021.

October 2021 Underwritten Public Offering

On October 19, 2021, we announced the pricing and closing of an underwritten public offering of an aggregate of 1,552,500 shares of our common stock (which includes 202,500 shares sold to the underwriter pursuant to the full exercise of the underwriter’s over-allotment option) at a public offering price of $7.50 per share (the “October 2021 Offering”). The October 2021 Offering was made pursuant to an effective shelf Registration Statement on Form S-3 (Registration No. 333-260063), previously filed with the SEC on October 5, 2021 and declared effective on October 14, 2021. The October 2021 Offering was offered by means of a prospectus supplement and accompanying prospectus, forming part of the registration statement.

Gross proceeds received by the Company from the October 2021 Offering were approximately $11.6 million, before deducting underwriting discounts and commissions and other estimated offering expenses of approximately $955,400. These costs were recorded in stockholders’ equity as a reduction of additional paid-in capital in connection with Staff Accounting Bulletin Topic 5A.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the years ended:

	December 31,
	2021	2020
Expected volatility	178.0 – 197.0%	188.0%
Expected life of option	5.0 – 5.5	5.3
Risk free interest rate	0.81 – 0.88%	0.6%
Expected dividend yield	0.0%	0.0%

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables summarize stock option activity during the year ended December 31, 2021:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 1, 2021	622,036	$5.53
Granted	37,932	3.77
Exercised during period	(61,906)	3.09
Forfeited or canceled, during the period	(128,569)	4.06
Expired, during the period	(33,723)	16.50
Outstanding at December 31, 2021	435,770	$5.31
Exercisable at December 31, 2021	394,075	$5.65

At December 31, 2021, there was $71,222 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.96 years.

On December 31, 2021, the aggregate intrinsic value of stock options that were outstanding and exercisable was $149,394 and $109,644, respectively. On December 31, 2020, the aggregate intrinsic value of stock options that were outstanding and exercisable was $15,840 and $15,840, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the year ended December 31, 2021, the Company granted stock options to members of the Board of Directors to purchase an aggregate of 24,000 shares of common stock at an exercise price of $3.20 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2021 and have a term of ten years. During the year ended December 31, 2021, the Company also granted options to employees to purchase an aggregate of 13,932 shares of common stock. These options have a vesting date ranging between the grant date and up to four years, have a term of ten years and have an exercise price of $3.20 to $4.90.

The aggregate fair value for the options granted during the years ended December 31, 2021 and 2020 was $145,522 and $18,664, respectively.

Stock-based compensation expense for the Company’s stock options included in the consolidated statements of income was as follows:

	Years Ended
	December 31,
	2021	2020
Cost of revenue	$67,182	$1,527
Sales and marketing expense	294	90
Product development expense	11,302	19,491
General and administrative expense	(114,431)	222,089
Total stock-based compensation expense	$(35,653)	$243,197

Treasury Shares

On April 29, 2019, the Company implemented a stock repurchase plan to repurchase up to $500,000 of its common stock for cash. The repurchase plan expired on April 29, 2020. The Company had purchased 9,950 shares of its common stock under the repurchase plan as of April 29, 2020 and has classified them as treasury shares on the Company’s consolidated balance sheets. In addition, the Company retained 22,013 in treasury shares as part of a net share exercise of stock options by former employees. As of December 31, 2021, the Company had 31,963 shares of its common stock classified as treasury shares on the Company’s consolidated balance sheets.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Net Income Per Share

Basic earnings and net income per share are computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted income per share. For the year ended December 31, 2021, 392,749 of shares issuable upon the exercise of outstanding stock options were not included in the computation of diluted net income per share from operations because their inclusion would be antidilutive. For the year ended December 31, 2021, 43,021 shares issuable upon the exercise of outstanding stock options were included in the computation of diluted net income per share from operations because their inclusion would be dilutive. For the year ended December 31, 2020, 618,918 of shares issuable upon the exercise of outstanding stock options were not included in the computation of diluted net income per share for operations because their inclusion would be antidilutive. For the year ended December 31, 2020, 3,118 of shares issuable upon the exercise of outstanding stock options were included in the computation of diluted net income per share for operations because their inclusion would be dilutive.

The following table summarizes the net income per share calculation for the periods presented:

	Years Ended
	December 31,
	2021	2020
Net income from operations – basic and diluted	$1,324,106	$1,371,262
Weighted average shares outstanding – basic	7,766,111	6,884,690
Weighted average shares outstanding – diluted	7,809,132	6,887,808
Per share data:

Basic from operations	$0. 17	$0. 20
Diluted from operations	$0. 17	$0. 20

12.	Leases

Operating Leases

On June 7, 2016, the Company entered into a lease agreement with Jericho Executive Center LLC for office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on September 1, 2016 and runs through November 30, 2021. The Company’s monthly office rent payments under the lease are currently approximately $7,081 per month. On April 9, 2021, the Company entered into a lease extension agreement with Jericho Executive Center LLC for the office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on December 1, 2021 and runs through November 30, 2024. The modification resulted in an increase its ROU assets and lease liabilities of $0.2 million, using a discount rate of 2.30%.

As of December 31, 2021, the Company had no long-term leases that were classified as financing leases. As of December 31, 2021, the Company did not have additional operating and financing leases that had not yet commenced.

At December 31, 2021, the Company had operating lease liabilities of approximately $239,000 and right-of-use assets of approximately $239,000, which are included in the consolidated balance sheets.

Total rent expense for the year ended December 31, 2021 was $84,525, of which $4,500 was sublease income. Total rent expense for year ended December 31, 2020 was $206,347, of which $36,095 was sublease income. Rent expense is recorded under general and administrative expense in the consolidated statements of income.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s operating leases for the periods presented:

	Years Ended
	December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:	$74,416	$107,674
Weighted average assumptions:
Remaining lease term	2.9	0.9
Discount rate	2.3%	3.5%

As of December 31, 2021, future minimum payments under non-cancelable operating leases were as follows:

For the years ending December 31,	Amount
2022	$84,975
2023	84,975
2024	77,894
Total	$247,844
Less: present value adjustment	(8,353)
Present value of minimum lease payments	$239,491

13.	Term Debt

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

Patent Litigations

On July 23, 2021, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit against WebEx Communications, Inc., Cisco WebEx LLC, and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas. The Company alleges that Cisco’s Webex products have infringed U.S. Patent No. 6,683,858, and that the Company is entitled to damages. A Markman hearing took place on February 24, 2022 and a trial is scheduled for early 2023.

Legal Proceedings

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of December 31, 2021.

16.	Subsequent Events

On January 28, 2022, the Board of Directors approved the issuance of 145,000 stock options to employees of the Company.

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

Based on the evaluation as of December 31, 2021, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021, and based on that evaluation, management concluded that our internal control over financial reporting was effective. Therefore, our management, including our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosures.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Remediation of Previously Disclosed Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, the assessment of our internal control over financial reporting determined that a material weakness in our internal controls existed as of December 31, 2020, due to the lack of controls related to change management within the technology that supported the Company’s financial reporting function. Measures were taken to remediate the material weakness, and we made significant improvements to our key process related to change management around technology support. We concluded this reported material weakness was remediated as of December 31, 2021.

Changes in Internal Control over Financial Reporting

We have implemented changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the year ended December 31, 2021, related to general information technology controls in the area of change management in order to remediate the material weakness identified in the year ended December 31, 2020.

There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2021 (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Officer Employment Agreements

On March 23, 2022, the Company entered into an Amended and Restated Employment Agreement with Jason Katz, the Company’s Chief Executive Officer (the “Katz Employment Agreement”), which amends and restates Mr. Katz’s existing employment agreement with the Company dated as of October 7, 2016. In addition, on March 23, 2022, the Company entered into an Amended and Restated Employment Agreement with Kara Jenny, the Company’s Chief Financial Officer (the “Jenny Employment Agreement”), which amends and restates Ms. Jenny’s existing employment with the Company dated as of December 9, 2019. Except as provided herein, all other terms and conditions of the prior employment agreements between the Company and each of Ms. Jenny and Mr. Katz will remain in full force and effect.

Pursuant to the Katz Employment Agreement, and as previously disclosed in the Company’s Definitive Proxy Statement filed with the SEC on April 9, 2021, effective February 1, 2021, Mr. Katz shall receive an annualized base salary of two hundred twenty-five thousand dollars ($225,000). The foregoing description of the Katz Employment Agreement is qualified in its entirety by reference to the full text of the Katz Employment Agreement, which is filed as Exhibit 10.15 to this Annual Report on Form 10-K and is incorporated by reference herein.

Pursuant to the Jenny Employment Agreement, for fiscal year 2022, Ms. Jenny is entitled to receive an annualized base salary of two hundred sixty-five thousand dollars ($265,000), effective retroactively as of January 28, 2022. For fiscal year 2023, provided that Ms. Jenny is still employed and in good standing with the Company, she will be entitled to receive an annualized base salary of two hundred eighty-five thousand dollars ($285,000).

In addition, the Jenny Employment Agreement provides that in the event of a Change in Control, if Ms. Jenny is terminated by the Company other than for Cause, or if Ms. Jenny terminates her employment with the Company for Good Reason, then the Company shall pay Ms. Jenny severance equal to twelve (12) months of Ms. Jenny’s then-current annualized base salary (each such capitalized term as defined in the Jenny Employment Agreement). The foregoing description of the Jenny Employment Agreement is qualified in its entirety by reference to the full text of the Jenny Employment Agreement, which is filed as Exhibit 10.21 to this Annual Report on Form 10-K and is incorporated by reference herein.

Stock Repurchase Plan

On March 21, 2022, the Board of Directors of the Company approved a stock repurchase plan for up to $1,750,000 of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan is effective as of March 29, 2022 and expires on the one-year anniversary of such date. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the Stock Repurchase Plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased will be determined by a committee of the Board of Directors at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, alternative investment opportunities and other corporate considerations.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

3.	Exhibits

The following exhibits are required by Item 601 of Regulation S-K.

(a) Documents filed as part of this Annual Report.

3.	Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are included herein or incorporated herein by reference:

2.1#	Agreement and Plan of Merger, dated September 13, 2016, by and among Paltalk, Inc., SAVM Acquisition Corporation, A.V.M. Software, Inc. and Jason Katz (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 14, 2016 by the Company with the SEC).

2.2#	Asset Purchase Agreement, by and between Paltalk, Inc. and The Dating Company, LLC, dated as of January 31, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on February 4, 2018 by the Company with the SEC).

2.3#	Amended and Restated Asset Purchase Agreement, dated as of May 29, 2020, by and between Paltalk, Inc. and SecureCo, LLC (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q of the Company filed on August 6, 2020 by the Company with the SEC).

3.1	Certificate of Incorporation of Paltalk, Inc. (as amended through May 15, 2020) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company filed November 9, 2021 by the Company with the SEC).

3.2	Amended and Restated By-Laws of Paltalk, Inc. (as amended through May 15, 2020) (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of the Company filed November 9, 2021 by the Company with the SEC).

4.1*	Specimen Stock Certificate of Paltalk, Inc.

4.2*	Description of Securities.

10.1	Statement of Rights and Responsibilities, by and between Paltalk, Inc. and Facebook Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.2	Registered Apple Developer Agreement, by and between Paltalk, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.3	iOS Developer Program License Agreement, by and between Paltalk, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.4†	Amended and Restated Paltalk, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-52176) of the Company filed on November 14, 2011 by the Company with the SEC).

10.5†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.6†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.7†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.8†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-52176) of the Company filed on November 14, 2011 by the Company with the SEC).

10.9†	Paltalk, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 16, 2016 by the Company with the SEC).

10.10†	First Amendment to Paltalk, Inc. 2016 Long Term Incentive Plan, dated as of April 10, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 30, 2017 by the Company with the SEC).

10.11†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.12†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.13†*	Form of Director and Officer Nonqualified Stock Option Agreement.

10.14†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.15†*	Amended and Restated Executive Employment Agreement, dated March 23, 2022, by and between Paltalk, Inc. and Jason Katz.

10.16	Registration Rights Agreement, dated October 7, 2016, by and between Paltalk, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.17†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 15, 2017 by the Company with the SEC).

10.18	First Amendment to Registration Rights Agreement, dated June 15, 2018, by and between the Company and Clifford Lerner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on June 19, 2018 by the Company with the SEC).

10.19†*	Amended and Restated Employment Agreement, dated March 23, 2022, by and between Paltalk, Inc. and Kara Jenny.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Paltalk, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

†	Management contract or compensatory plan arrangement.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Paltalk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2022	PALTALK, INC.

	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Katz	Chief Executive Officer and Chairman of the Board	March 23, 2022
Jason Katz	(Principal Executive Officer)

/s/ Kara Jenny	Chief Financial Officer and Director	March 23, 2022
Kara Jenny	(Principal Financial and Accounting Officer)

/s/ Yoram “Rami” Abada	Director	March 23, 2022
Yoram “Rami” Abada

/s/ Lance Laifer	Director	March 23, 2022
Lance Laifer

/s/ John Silberstein	Director	March 23, 2022
John Silberstein