Form 10-Q
period 2022-03-31
PALTALK, INC.
filed 2022-05-10
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2022
Common Stock, par value $0.001 per share	9,832,157*

*	Excludes 31,963 shares of common stock that are held as treasury stock by Paltalk, Inc.

PALTALK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

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

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 1A. Risk Factors” in Part II of this report and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission on March 23, 2022. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this report, except to the extent required by applicable securities laws.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALTALK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$20,403,906	$21,636,860
Accounts receivable, net of allowances of $3,648 as of March 31, 2022 and December 31, 2021	109,088	153,448
Prepaid expense and other current assets	277,100	239,258
Total current assets	20,790,094	22,029,566
Operating lease right-of-use asset	219,586	239,491
Property and equipment, net	39,501	69,599
Goodwill	6,326,250	6,326,250
Intangible assets, net	150,377	196,543
Digital tokens	7,262	7,262
Other assets	13,937	13,937
Total assets	$27,547,007	$28,882,648

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$923,737	$1,332,632
Accrued expenses and other current liabilities	93,714	344,441
Operating lease liabilities, current portion	80,771	80,309
Deferred subscription revenue	1,845,853	1,915,493
Total current liabilities	2,944,075	3,672,875
Operating lease liabilities, non-current portion	138,815	159,182
Total liabilities	3,082,890	3,832,057
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 9,864,120 shares issued and 9,832,157 shares outstanding as of March 31, 2022 and December 31, 2021	9,864	9,864
Treasury stock, 31,963 and 9,950 shares as of March 31, 2022 and December 31, 2021, respectively	(194,200)	(194,200)
Additional paid-in capital	35,792,381	35,639,910
Accumulated deficit	(11,143,928)	(10,404,983)
Total stockholders’ equity	24,464,117	25,050,591
Total liabilities and stockholders’ equity	$27,547,007	$28,882,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Subscription revenue	$2,846,339	$3,139,365
Advertising revenue	80,362	76,821
Technology service revenue	-	155,816
Total revenues	2,926,701	3,372,002
Costs and expenses:
Cost of revenue	652,096	646,715
Sales and marketing expense	411,482	257,451
Product development expense	1,530,141	1,297,264
General and administrative expense	1,046,148	761,710
Total costs and expenses	3,639,867	2,963,140
(Loss) income from operations	(713,166)	408,862
Interest (expense) income, net	(1,862)	2,467
Gain on extinguishment of term debt	-	506,500
Other expense	(7,886)	-
(Loss) income from operations before provision for income taxes	(722,914)	917,829
Provision for income taxes	(16,031)	(1,100)
Net (loss) income	$(738,945)	$916,729

Net (loss) income per share of common stock:
Basic	$(0.08)	$0.13
Diluted	$(0.08)	$0.13
Weighted average number of shares of common stock used in calculating net (loss) income per share of common stock:
Basic	9,832,157	6,906,454
Diluted	9,832,157	6,906,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Common	Stock	Treasury	Stock	Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2020	6,916,404	$6,917	(9,950)	$(10,859)	$21,568,041	$(11,729,089)	$9,835,010
Stock-based compensation expense	-	-	-	-	31,368	-	31,368
Net income	-	-	-	-	-	916,729	916,729
Balance at March 31, 2021	6,916,404	6,917	(9,950)	(10,859)	21,599,409	(10,812,360)	10,783,107
Balance at December 31, 2021	9,864,120	$9,864	(31,963)	$(194,200)	$35,639,910	$(10,404,983)	$25,050,591
Stock-based compensation expense	-	-	-	-	152,471	-	152,471
Net loss	-	-	-	-	-	(738,945)	(738,945)
Balance at March 31, 2022	9,864,120	9,864	(31,963)	(194,200)	35,792,381	(11,143,928)	24,464,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(738,945)	$916,729
Adjustments to reconcile net (loss) income from operations to net cash (used in) provided by operating activities:
Depreciation of property and equipment	30,098	48,780
Amortization of intangible assets	46,166	46,167
Amortization of operating lease right-of-use assets	19,905	16,134
Gain on extinguishment of term debt	-	(506,500)
Stock-based compensation	152,471	31,368
Bad debt expense	-	(3,235)
Changes in operating assets and liabilities:
Digital tokens	-	(218,285)
Accounts receivable	44,360	24,937
Operating lease liability	(19,905)	(16,133)
Digital tokens payable	-	62,469
Prepaid expense and other current assets	(37,842)	47,524
Accounts payable, accrued expenses and other current liabilities	(659,622)	(318,973)
Deferred subscription revenue	(69,640)	(34,927)
Net cash (used in) provided by operating activities	(1,232,954)	96,055
Cash flows from investing activities:
Net cash provided by investing activities	-	-
Cash flows from financing activities:
Net cash provided by financing activities	-	-
Net (decrease) increase in cash and cash equivalents	(1,232,954)	96,055
Balance of cash and cash equivalents at beginning of period	21,636,860	5,585,420
Balance of cash and cash equivalents at end of period	$20,403,906	$5,681,475
Supplemental disclosure of cash flow information: Non-cash investing and financing activities:
Write-off of property and equipment	$1,475,649	-

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

The Company is a communications software innovator that powers multimedia social applications. The Company’s product portfolio includes Paltalk, Camfrog and Tinychat, which together host a large collection of video-based communities. The Company’s other product is Vumber, which is a telecommunications services provider that enables users to communicate privately by having multiple phone numbers with any area code through which calls can be forwarded to a user’s existing telephone number. The Company has an over 20-year history of technology innovation and holds 14 patents.

The condensed consolidated financial statements included in this report have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The Company has not included certain information and notes required by GAAP for complete financial statements pursuant to those rules and regulations, although it believes that the disclosure included herein is adequate to make the information presented not misleading. The condensed consolidated financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022 (the “Form 10-K”).

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheets and statements of operations, cash flows and changes in stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the three months ended March 31, 2022 are not necessarily indicative of results for the year ending December 31, 2022, or for any other period.

Update on COVID-19

The global spread of the COVID-19 pandemic and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. COVID-19 continues to have an unpredictable and unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions and potential quarantines. Although the Company’s core multimedia social applications were able to support the increased demand we experienced from the second quarter of 2020 through the year ended December 31, 2021, the extent of the future impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict. Adverse economic and market conditions as a result of COVID-19 could also affect the demand for the Company’s applications and the ability of the Company’s users to satisfy their obligations to the Company. If the pandemic continues to cause significant negative impacts to economic conditions, the Company’s results of operations, financial condition and liquidity could be materially and adversely impacted.

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

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2022, there were no significant changes made to the Company’s significant accounting policies.

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

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the three months ended March 31, 2022 and 2021, subscriptions were offered in durations of one-, three-, six- and twelve- month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets. Deferred revenue at December 31, 2021 was $1,915,493, of which $727,130 was subsequently recognized as subscription revenue during the three months ended March 31, 2022. The ending balance of deferred revenue at March 31, 2022 and 2021 was $1,845,853 and $2,023,794, respectively.

In addition, the Company offers virtual gifts to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and are under the users’ control. Virtual gift revenue is recognized upon the users’ redemption of virtual gifts at the fixed transaction price and included in subscription revenue in the accompanying condensed consolidated statements of operations. Virtual gift revenue is presented as deferred revenue in the condensed consolidated balance sheets until virtual gifts are redeemed. Virtual gift revenue was $1,269,537 and $1,420,130 for the three months ended March 31, 2022 and 2021, respectively. The ending balance of deferred revenue from virtual gifts at March 31, 2022 and 2021 was $331,804 and $349,472, respectively.

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

During 2021, the Company also recorded technology service revenue in connection with its agreement to serve as a launch partner with Open Props, Inc. (formerly YouNow, Inc., and referred to herein as “YouNow”) and to integrate YouNow’s props infrastructure (the “Props platform”) into its Camfrog and Paltalk applications (as amended, the “YouNow Agreement”).

Pursuant to the terms of the YouNow Agreement, once the integration of Props tokens into the Company’s Paltalk and Camfrog applications was completed, the Company began receiving Props tokens for providing a validator service and for allowing users to participate in the loyalty platform. The loyalty platform was intended to drive engagement and incentivize users financially by providing users with the ability to earn Props tokens while using the Paltalk and Camfrog applications.

Given the trading availability of Props tokens in various active markets, the Company calculated the fair value of digital tokens based on the observable daily quoted market prices (Level 1 inputs) on multiple international exchanges, as recorded on CoinmarketCap. The total net revenue value recognized as earned was estimated to be $0 and $155,816 for the three months ended March 31, 2022 and 2021, respectively.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
	(unaudited)
Computer equipment	$311,335	$866,459
Website development	2,155,798	3,076,323
Furniture and fixtures	47,463	47,463
Total property and equipment	2,514,596	3,990,245
Less: Accumulated depreciation	(2,475,095)	(3,920,646)
Total property and equipment, net	$39,501	$69,599

Depreciation expense for the three months ended March 31, 2022 was $30,098 as compared to $48,780 for the three months ended March 31, 2021.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Intangible Assets, Net

Intangible assets, net consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$50,000	$(31,875)	$18,125	$50,000	$(31,251)	$18,749
Trade names, trademarks product names, URLs	555,000	(513,023)	41,977	555,000	(509,148)	45,852
Internally developed software	1,990,000	(1,990,000)	-	1,990,000	(1,990,000)	-
Subscriber/customer relationships	2,279,000	(2,188,725)	90,275	2,279,000	(2,147,058)	131,942
Total intangible assets	$4,874,000	$(4,723,623)	$150,377	$4,874,000	$(4,677,457)	$196,543

Amortization expense for the three months ended March 31, 2022 was $46,166, as compared to $64,084 for the three months ended March 31, 2021. The aggregate amortization expense for each of the next five years and thereafter is estimated to be $103,778 for the remainder of 2022, $18,000 in 2023, $17,354 in 2024, $2,500 in 2025, $2,500 in 2026 and $6,245 thereafter.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	March 31,	December 31,
	2022	2021
	(unaudited)
Compensation, benefits and payroll taxes	$67,038	$318,150
Other accrued expenses	26,676	26,291
Total accrued expenses and other current liabilities	$93,714	$344,441

6. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of March 31, 2022, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

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

For the three months ended March 31, 2022, the Company recorded an income tax provision of $16,031. The effective tax rate for the three months ended March 31, 2022 was (2.22)%. The effective tax rate differs from the statutory rate of 21% as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

For the three months ended March 31, 2021, the Company recorded an income tax provision of $1,100. The effective tax rate for the three months ended March 31, 2021 was 0.11%. The effective tax rate differs from the statutory rate of 21% as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Stockholders’ Equity

The Paltalk, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 36,402 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The Paltalk, Inc. 2016 Long-Term Incentive Plan (“the 2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of March 31, 2022, there were 734,614 shares available for future issuance under the 2016 Plan.

Stock Repurchase Plan

On March 21, 2022, the Board of Directors of the Company approved a stock repurchase plan for up to $1,750,000 of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan is effective as of March 29, 2022 and expires on the one-year anniversary of such date. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the Stock Repurchase Plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased will be determined by a committee of the Board of Directors at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, alternative investment opportunities and other corporate considerations. As of March 31, 2022, no shares of common stock had been repurchased by the Company pursuant to the Stock Repurchase Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the three months ended March 31, 2022:

Expected volatility	173%-182% %
Expected life of option (in years)	5.2-6.2
Risk free interest rate	2.53%
Expected dividend yield	0.0%

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

The following table summarizes stock option activity during the three months ended March 31, 2022:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2022	435,770	$5.31
Granted	248,500	2.66
Expired, during the period	(4,755)	54.51
Outstanding at March 31, 2022	679,515	$4.00
Exercisable at March 31, 2022	448,264	$4.76

At March 31, 2022, there was $551,390 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.76 years.

On March 31, 2022, the aggregate intrinsic value of stock options that were outstanding and exercisable was $118,415 and $88,040, respectively. On March 31, 2021, the aggregate intrinsic value of stock options that were outstanding and exercisable was $272,363 and $167,879, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended March 31, 2022, the Company granted stock options to members of the Board of Directors to purchase an aggregate of 24,000 shares of common stock at an exercise price of $2.66 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2022 and have a term of ten years. During the three months ended March 31, 2022, the Company also granted options to employees to purchase an aggregate of 224,500 shares of common stock. These options have varying vesting dates ranging between the grant date and up to four years, have a term of ten years and have an exercise price of $2.66. The aggregate fair value for the options granted during the three months ended March 31, 2022 and 2021 was $636,957 and $78,522, respectively.

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31,
	2022	2021
Cost of revenue	$12,864	$182
Sales and marketing expense	119	7
Product development expense	3,469	3,044
General and administrative expense	136,019	28,135
Total stock compensation expense	$152,471	$31,368

Treasury Shares

On April 29, 2019, the Company implemented a stock repurchase plan to repurchase up to $500,000 of its common stock for cash. The repurchase plan expired on April 29, 2020. The Company had purchased 9,950 shares of its common stock under the repurchase plan as of April 29, 2020 and has classified them as treasury shares on the Company’s condensed consolidated balance sheets. In addition, during the year ended December 31, 2021, the Company retained 22,013 in treasury shares as part of a net share exercise of stock options by former employees. As of December 31, 2021 and March 31, 2022, the Company had 31,963 shares of its common stock classified as treasury shares on the Company’s condensed consolidated balance sheets.

8. Net (Loss) Income Per Share

Basic earnings and net (loss) income per share are computed by dividing the net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted income per share. For the three months ended March 31, 2022 and 2021, 679,515 and 588,407 of shares issuable upon the exercise of outstanding stock options were not included in the computation of diluted net (loss) income per share from operations because their inclusion would be antidilutive.

The following table summarizes the net (loss) income per share calculation for the periods presented:

	Three Months Ended March 31,
	2022	2021
Net (loss) income from operations – basic and diluted	$(738,945)	$916,729
Weighted average shares outstanding – basic	9,832,157	6,906,454
Weighted average shares outstanding – diluted	9,832,157	6,906,454
Per share data:
Basic from operations	$(0.08)	$0.13
Diluted from operations	$(0.08)	$0.13

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Leases

On April 9, 2021, the Company entered into a lease extension agreement with Jericho Executive Center LLC for the office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on December 1, 2021 and runs through November 30, 2024. The Company’s monthly office rent payments under the lease are currently approximately $7,081 per month. The lease extension resulted in an increase in the Company’s right-of-use (“ROU”) assets and lease liabilities of $0.2 million, using a discount rate of 2.30%.

As of March 31, 2022, the Company had no long-term leases that were classified as financing leases. As of March 31, 2022, the Company did not have additional operating and financing leases that had not yet commenced.

At March 31, 2022, the Company had operating lease liabilities of approximately $220,000 and ROU assets of approximately $220,000, which are included in the condensed consolidated balance sheets.

Total rent expense for the three months ended March 31, 2022 was $23,332, of which $1,500 was sublease income. Total rent expense for three months ended March 31, 2021 was $24,768, of which $36,095 was sublease income. Rent expense is recorded under general and administrative expense in the condensed consolidated statements of operations.

The following table summarizes the Company’s operating leases for the periods presented:

	Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:	$19,905	$16,133
Weighted average assumptions:
Remaining lease term	2.7	0.7
Discount rate	2.3%	3.5%

As of March 31, 2022, future minimum payments under non-cancelable operating leases were as follows:

For the year ending December 31,	Amount
2022	63,731
2023	84,975
2024	77,894
Total	$226,600
Less: present value adjustment	(7,014)
Present value of minimum lease payments	$219,586

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Commitments and Contingencies

Officer Employment Agreements

On March 23, 2022, the Company entered into Amended and Restated Employment Agreements with the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which amends and restates their existing employment agreements with the Company dated October 7, 2016 and December 9, 2019, respectively. The agreements are each for terms of one year with auto renewal provisions. Except for adjustments to base salaries, all other terms and conditions of the prior employment agreements between the Company and the CEO and CFO will remain in full force and effect. The CEO agreement is retroactive to February 2021. The CFO agreement is retroactive to January 2022. Aggregate commitments of base salaries under the agreements for 2022 total $490,000. Should the agreements be renewed for 2023 and beyond, the aggregate base salary commitments would total $510,000 per year.

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

Legal Proceedings

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of March 31, 2022.

11. Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2022 and 2021, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2022 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2021, all amounts herein are unaudited.

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

Overview

We are a communications software innovator that powers multimedia social applications. We operate a network of consumer applications that we believe create a unique social media enterprise where users can meet, see, chat, broadcast and message in real time in a secure environment with others in our network. Our consumer applications generate revenue principally from subscription fees and advertising arrangements.

Our product portfolio includes Paltalk, Camfrog and Tinychat, which together host a large collection of video-based communities. Our other product is Vumber, which is a telecommunications services provider that enables users to communicate privately by having multiple phone numbers with any area code through which calls can be forwarded to a user’s existing telephone number. We have an over 20-year history of technology innovation and hold 14 patents.

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

Recent Developments

Update on COVID-19

The global spread of the COVID-19 pandemic and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. COVID-19 continues to have an unpredictable and unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions and potential quarantines. Although our core multimedia social applications were able to support the increased demand we experienced from the second quarter of 2020 through the year ended December 31, 2021, the extent of the future impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict. Adverse economic and market conditions as a result of COVID-19 could also affect the demand for our applications and the ability of our users to satisfy their obligations to us. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be materially and adversely impacted.

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

Operational Highlights and Objectives

During the three months ended March 31, 2022, we executed key components of our objectives:

●	selected yellowHEAD, an AI-powered performance marketing company, to lead the Company’s increased marketing efforts for its Camfrog application;

●	partnered with Hive Automated Content Moderation Solutions to roll out new content moderation software for increased user experience;

●	partnered with NoGood, a growth marketing firm, to accelerate user acquisition for the Company’s Paltalk application;

●	reported net loss of $0.7 million for the year ended March 31, 2022, compared to net income of $0.9 million for the year ended March 31, 2021 primarily as a result of our engagement of marketing firms as well as a non-cash gain in the first quarter of 2021 of $0.5 million related to the forgiveness of the proceeds from the PPP loan the Company received in 2020; and

●	net decrease in cash flows from operations of $1.2 million for the three months ended March 31, 2022 mainly as result of an increase in sales and marketing expenses, an increase in product development expense as a result of our investment in customer acquisition, and an increase in general and administrative expenses in connection with increased professional fees and payment of year-end bonuses.

For the near term, our business objectives include:

●	continuing to invest in robust marketing initiatives through marketing agencies in order to drive new user acquisition intended to result in an increase in revenue;

●

continuing to implement several enhancements to our live video chat applications as well as the integration of card and board games and other features focused on retention and monetization, which collectively are intended to increase user engagement and revenue opportunities;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other assets or entities that are synergistic to our businesses;

●	continuing to develop our consumer application platform strategy by seeking potential partnerships with large third-party communities to whom we could promote a co-branded version of our video chat products and potentially share in the incremental revenues generated by these partner communities; and

●	continuing to defend our intellectual property.

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

Pursuant to the terms of the YouNow Agreement, once the integration of Props tokens into our Paltalk and Camfrog applications was completed, we began receiving Props tokens for providing a validator service and for allowing users to participate in the loyalty platform. The loyalty platform was intended to drive engagement and incentivize users financially by providing users with the ability to earn Props tokens while using the Paltalk and Camfrog applications. The net revenue earned was recorded under “technology service revenue” in the condensed consolidated statements of operations. The total net revenue value was recognized as earned.

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

Product development expense

Product development expense, which relates to the development of technology of our applications, consists primarily of compensation (including stock-based compensation) and other employee-related and consultant-related costs that are not capitalized for personnel engaged in the design, testing and enhancement of service offerings as well as amortization of capitalized website development costs.

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

	Three Months Ended March 31,
	2022	2021
Subscription bookings	$2,776,699	$3,104,438
Net cash (used in) provided by operating activities	$(1,232,954)	$96,055
Net (loss) income	$(738,945)	$916,729
Adjusted EBITDA	$(484,431)	$535,177
Adjusted EBITDA as percentage of total revenues	(16.6)%	15.9%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net income (loss) adjusted to exclude interest income (expense), net, provision for income taxes, gain on the extinguishment of term debt, depreciation and amortization expense, other income, net and stock-based compensation expense.

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

Limitations of Adjusted EBITDA

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA does not reflect: cash capital expenditures for assets underlying depreciation and amortization expense that may need to be replaced or for new capital expenditures; interest income (expense), net; other income, net; the potentially dilutive impact of stock-based compensation; gain on the extinguishment of term debt; and the provision for income taxes. Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various metrics of cash flows, net income and our other GAAP results. The following table presents a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
Reconciliation of Net (loss) income to Adjusted EBITDA:
Net (loss) income	$(738,945)	$916,729
Interest expense (income), net	1,862	(2,467)
Other expense, net	7,886	-
Gain on the extinguishment of term debt	-	(506,500)
Provision for income taxes	16,031	1,100
Depreciation and amortization expense	76,264	94,947
Stock-based compensation expense	152,471	31,368
Adjusted EBITDA	$(484,431)	$535,177

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended March 31,
	2022	2021
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	22.3%	19.2%
Sales and marketing expense	14.1%	7.6%
Product development expense	52.3%	38.5%
General and administrative expense	35.7%	22.6%
Total costs and expenses	124.4%	87.9%
(Loss) income from operations	(24.4)%	12.1%
Interest (expense) income, net	(0.1)%	0.1%
Gain on extinguishment of term debt	-%	15.0%
Other expense	(0.3)%	-%
(Loss) income from operations before provision for income taxes	(24.8)%	27.2%
Provision for income taxes	(0.5)%	(0.0)%
Net (loss) income	(25.3)%	27.2%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenue

Total revenue decreased by 13% to $2,926,701 for the three months ended March 31, 2022 from $3,372,002 for the three months ended March 31, 2021. This decrease was primarily driven by a decrease in subscription revenue and a decrease in technology service revenue driven by the termination of the YouNow Agreement.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenue for the three months ended March 31, 2022 and the three months ended March 31, 2021, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	March 31,		Increase	Increase	March 31,
	2022	2021	(Decrease)	(Decrease)	2022	2021
Subscription revenue	$2,846,339	$3,139,365	$(293,026)	(9.3)%	97.3%	93.1%
Advertising revenue	80,362	76,821	3,541	4.6%	2.7%	2.3%
Technology service revenue	-	155,816	(155,816)	(100.0)%	-%	4.6%
Total revenues	$2,926,701	$3,372,002	$(445,301)	(13.2)%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the three months ended March 31, 2022 decreased by $293,026, or 9.3%, as compared to the three months ended March 31, 2021. The decrease in subscription revenue was primarily driven by a decrease in new subscribers as well as a decrease in virtual gifts across the Paltalk and Camfrog applications. We attribute this decrease primarily to the lifting of various COVID-19 related restrictions in certain of our target markets.

Advertising Revenue

Our advertising revenue for the three months ended March 31, 2022 increased by $3,541, or 4.6%, as compared to the three months ended March 31, 2021. The increase in advertising revenue was primarily due to an increase in the volume of advertising impressions related to changes in and the optimization of third-party advertising partners.

Technology Service Revenue

Our technology service revenue for the three months ended March 31, 2022 decreased by $155,816, or 100.0%, as compared to the three months ended March 31, 2021. The decrease in technology service revenue was driven by the termination of the YouNow Agreement, effective November 23, 2021.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2022 increased by $676,727, or 22.8%, as compared to the three months ended March 31, 2021. The following table presents our costs and expenses for the three months ended March 31, 2022 and 2021, the increase between those periods and the percentage increase between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31,		$	%	March 31,
	2022	2021	Increase	Increase	2022	2021
Cost of revenue	$652,096	$646,715	$5,381	0.8%	22.3%	19.2%
Sales and marketing expense	411,482	257,451	154,031	59.8%	14.1%	7.6%
Product development expense	1,530,141	1,297,264	232,877	18.0%	52.3%	38.5%
General and administrative expense	1,046,148	761,710	284,438	37.3%	35.7%	22.6%
Total costs and expenses	$3,639,867	$2,963,140	$676,727	22.8%	124.4%	87.9%

Cost of revenue

Our cost of revenue for the three months ended March 31, 2022 increased by $5,381, or 0.8%, as compared to the three months ended March 31, 2021. Cost of revenue expenses remained stable for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Payment processing fees decreased approximately $24,800, offset by an increase of approximately $12,700 in non-cash stock compensation expense from the issuance of employee’s stock options and an increase of approximately $14,300 relating to employee’s salary and other related expenses.

Sales and marketing expense

Our sales and marketing expense for the three months ended March 31, 2022 increased by $154,031, or 59.8%, as compared to the three months ended March 31, 2021. The increase in sales and marketing expense for the three months ended March 31, 2022 was primarily due to an increase of approximately $145,600 in marketing user acquisition expenses, including agent fees, as we begin our focus on increasing consumer acquisition spend through the efforts of our third-party marketing agencies.

Product development expense

Our product development expense for the three months ended March 31, 2022 increased by $232,877, or 18.0%, as compared to the three months ended March 31, 2021. The increase was primarily due to an increase of approximately $205,400 related to consulting services in support of our processes to enhance user retention and improve monetization in the Paltalk application.

General and administrative expense

Our general and administrative expense for the three months ended March 31, 2022 increased by $284,438, or 37.3%, as compared to the three months ended March 31, 2021. The increase in general and administrative expense for the three months ended March 31, 2022 was due to an increase of approximately $107,900 in non-cash stock compensation expense from the issuance of employee’s stock options, an increase in legal fees relating to corporate matters such as executive agreements of approximately $136,100 and an increase in investor relations expense of approximately $20,300.

Non-Operating (Loss) Income

The following table presents the components of non-operating (loss) income for the three months ended March 31, 2022 and the three months ended March 31, 2021, the decrease between those periods and the percentage decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31,		$	%	March 31,
	2022	2021	(Decrease)	(Decrease)	2022	2021
Interest (expense) income, net	$(1,862)	$2,467	$(4,329)	(175.5)%	(0.1)%	0.1%
Gain on extinguishment of term debt	-	506,500	(506,500)	(100.0)%	-%	15.0%
Other expense	(7,886)	-	(7,886)	(100.0)%	(0.3)%	-%
Total non-operating (loss) income	$(9,748)	$508,967	$(518,715)	(101.9)%	(0.4)%	15.1%

Non-operating loss for the three months ended March 31, 2022 was $9,748, a decrease of $518,715, or 101.9%, as compared to non-operating income of $508,967 for the three months ended March 31, 2021. The decrease resulted from the gain on extinguishment of term debt during the three months ended March 31 2021, of the $506,500 of proceeds from the Note received in order to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the three months ended March 31, 2022 and March 31, 2021, the Company recorded an income tax provision of $16,031 and $1,100, respectively, consisting primarily of state and local taxes.

As of March 31, 2022, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2022	2021
Condensed Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(1,232,954)	$96,055
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net (decrease) increase in cash and cash equivalents	$(1,232,954)	$96,055

Currently, our primary source of liquidity is cash on hand, and we believe that our cash and cash equivalents balance and our expected cash flows from operations will be sufficient to meet all of our financial obligations for one year from the date these financial statements are issued. As of March 31, 2022, we had $20,403,906 of cash and cash equivalents.

Our primary use of working capital is related to product development resources and an investment in marketing activities in order to maintain and create new services and features in applications for our clients and users. In particular, a significant portion of our working capital has been allocated to the improvement of our products. In the future, we may seek to grow our business by expending our capital resources to fund strategic investments and partnership opportunities.

On August 5, 2021, we announced the closing of an underwritten public offering (the “August 2021 Offering”) in which we offered and sold 1,159,400 shares of our common stock. We also granted the underwriters an option to purchase up to an additional 173,910 shares of common stock at the public offering price less discounts and commissions to cover over-allotments, which was exercised in full on August 5, 2021. The net proceeds to us from the August 2021 Offering were approximately $3.2 million, after deducting underwriting discounts, commissions and other estimated offering expenses.

In addition, on October 19, 2021, we announced the pricing and closing of an underwritten public offering (the “October 2021 Offering”) in which we offered and sold 1,552,500 shares of our common stock. We also granted the underwriters an option to purchase up to an additional 202,500 shares of common stock at the public offering price less discounts and commissions to cover over-allotments, which was exercised in full on October 14, 2021. The net proceeds to us from the October 2021 Offering were approximately $10.7 million, after deducting underwriting discounts, commissions and other estimated offering expenses.

Operating Activities

Net cash used in operating activities was $1,232,954 for the three months ended March 31, 2022, as compared to net cash provided by operating activities of $96,055 for the three months ended March 31, 2021. Changes in accounts receivable and deferred revenue contributed to lower cash flows from operations for the three months ended March 31, 2022 of $19,423 and $34,713, respectively, compared to the three months ended March 31, 2021. The decrease in cash flows from operations resulted mainly from a decrease in subscription revenue and an increase in overall operating expenses as we focus on user retention and engagement.

Investing Activities

There was no net cash provided by investing activities for the three months ended March 31, 2022 and for the three months ended March 31, 2021.

Financing Activities

There was no net cash provided by financing activities for the three months ended March 31, 2022 and for the three months ended March 31, 2021.

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

On March 23, 2022, we entered into an Amended and Restated Employment Agreement with Jason Katz, our Chief Executive Officer (the “Katz Employment Agreement”), which amended and restated Mr. Katz’s existing employment agreement with the Company dated as of October 7, 2016. In addition, on March 23, 2022, we entered into an Amended and Restated Employment Agreement with Kara Jenny, our Chief Financial Officer (the “Jenny Employment Agreement”), which amended and restated Ms. Jenny’s existing employment with the Company dated as of December 9, 2019.

Pursuant to the Katz Employment Agreement, effective retroactively as of February 1, 2021, Mr. Katz shall receive an annualized base salary of two hundred twenty-five thousand dollars ($225,000). In addition, the Katz Employment Agreement provides that in the event of a “change in control,” if Mr. Katz is terminated by the Company other than for “cause,” or if Mr. Katz terminates his employment with the Company for “good reason,” then we shall pay Mr. Katz severance equal to three months of Mr. Katz’s then-current annualized base salary (each such capitalized term as defined in the Katz Employment Agreement).

Pursuant to the Jenny Employment Agreement, for fiscal year 2022, Ms. Jenny is entitled to receive an annualized base salary of two hundred sixty-five thousand dollars ($265,000), effective retroactively as of January 28, 2022. For fiscal year 2023, provided that Ms. Jenny is still employed and in good standing with the Company, she will be entitled to receive an annualized base salary of two hundred eighty-five thousand dollars ($285,000). In addition, the Jenny Employment Agreement provides that in the event of a “change in control,” if Ms. Jenny is terminated by the Company other than for “cause,” or if Ms. Jenny terminates her employment with the Company for “good reason,” then we shall pay Ms. Jenny severance equal to twelve months of Ms. Jenny’s then-current annualized base salary (each such capitalized term as defined in the Jenny Employment Agreement).

There have been no other material changes to our contractual obligations and commitments disclosed in the contractual obligations and commitments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, our chief executive officer recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of March 31, 2022, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended March 31, 2022 that were not previously reported on a Current Report on Form 8-K.

Issuer Repurchases of Common Stock

The following table details our repurchases of common stock during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2022 – January 31, 2022	—	$—	—	$—
February 1, 2022 – February 28, 2022	—	$—	—	$—
March 1, 2022 – March 31, 2022	—	$—	—	$1.75
Total	—	$—	—	$1.75

(1)	On March 23, 2022, we announced that our Board of Directors approved a stock repurchase plan, effective March 29, 2022, to repurchase up to $1,750,000 of our outstanding common stock for cash. The stock repurchase plan expires on March 29, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

On May 5, 2022, the Company held its 2022 Annual Meeting of Stockholders (the “Annual Meeting”). The voting results on the matters submitted to the Company’s stockholders are as follows:

Proposal 1: Election of (i) Yoram (Rami) Abada, (ii) Jason Katz, (iii) Lance Laifer, (iv) Kara Jenny and (v) John Silberstein to the Company’s Board of Directors, each to serve for a one-year term until the annual meeting of stockholders to be held in 2023.

Nominee	Votes Cast For	Votes Withheld	Broker Non-Votes
Yoram (Rami) Abada	4,981,115	23,417	1,766,064
Jason Katz	4,993,163	11,369	1,766,064
Lance Laifer	4,991,843	12,689	1,766,064
Kara Jenny	4,977,035	27,497	1,766,064
John Silberstein	4,989,066	15,466	1,766,064

Proposal 2: Ratification of the appointment of Marcum LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022.

Votes Cast For	Votes Cast Against	Abstentions
6,739,699	26,336	4,561

Proposal 3: Approval, on an advisory basis, of the executive compensation of our named executive officers as described in our Definitive Proxy Statement on Schedule 14-A filed with the SEC on April 8, 2022.

Votes Cast For	Votes Cast Against	Abstentions
4,944,890	50,126	1,775,580

Each of the proposals acted upon by the Company’s stockholders at the Annual Meeting received a sufficient number of votes to be approved.

ITEM 6. EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K.

The following exhibits are included herein or incorporated herein by reference:

Exhibit
Number	Description
2.1#	Asset Purchase Agreement, by and between Paltalk, Inc. and The Dating Company, LLC, dated as of January 31, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on February 4, 2019 by the Company with the SEC).
2.2#	Amended and Restated Asset Purchase Agreement, dated as of May 29, 2020, by and between Paltalk, Inc. and SecureCo, LLC (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q of the Company filed on August 6, 2020 by the Company with the SEC).
3.1	Certificate of Incorporation of Paltalk, Inc. (as amended through May 15, 2020) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company filed November 9, 2021 by the Company with the SEC).
3.2	Amended and Restated By-Laws of Paltalk, Inc. (as amended through May 15, 2020) (as amended through May 15, 2020) (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of the Company filed November 9, 2021 by the Company with the SEC).
4.1	Specimen Stock Certificate of Paltalk, Inc. (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K of the Company filed on March 23, 2022 by the Company with the SEC).
10.1†	Amended and Restated Executive Employment Agreement, dated March 23, 2022, by and between Paltalk, Inc. and Jason Katz (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company filed on March 23, 2022).
10.2†	Amended and Restated Executive Employment Agreement, dated March 23, 2022, by and between Paltalk, Inc. and Kara Jenny (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of the Company filed on March 23, 2022).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Paltalk, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

†	Management contract or compensatory plan arrangement.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Paltalk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paltalk, Inc.

Date: May 10, 2022	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer)

Paltalk, Inc.

Date: May 10, 2022	By:	/s/ Kara Jenny
Kara Jenny
Chief Financial Officer
(Principal Financial and Accounting Officer)