Form 10-Q
period 2022-06-30
PALTALK, INC.
filed 2022-08-08
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2022
Common Stock, par value $0.001 per share	9,722,157*

*	Excludes 141,963 shares of common stock that are held as treasury stock by Paltalk, Inc.

PALTALK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to effectively market and generate revenue from our applications;

●	our ability to generate and maintain active users and to effectively monetize our user base;

●	our ability to update our applications to respond to rapid technological changes;

●	the intense competition in the industry in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	our ability to consummate favorable acquisitions and effectively integrate any companies, assets or properties that we acquire;

●	the impact of the COVID-19 pandemic on our results of operations and our business;

●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple, Facebook and Google and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;

●	our ability to develop, establish and maintain strong brands;

●	our reliance on our executive officers and consultants;

●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;

●	the ability of foreign governments to restrict access to our applications or impose new regulations;

●	the reliance of our mobile applications on having a mobile data plan and/or Wi-Fi access to gain internet connectivity;

●	the effect of security breaches, computer viruses and cybersecurity incidents;

●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;

●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;

ii

●	our ability to obtain additional capital or financing when and if necessary, to execute our business plan, including through offerings of debt or equity or sale of any of our assets;

●	the risk that we may face litigation resulting from the transmission of information through our applications;

●	the effects of current and future government regulation, including laws and regulations regarding the use of the internet, privacy, cybersecurity and protection of user data and cryptocurrency technology;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to protect our intellectual property rights;

●	our ability to maintain effective internal controls over financial reporting;

●	our ability to offset fees associated with the distribution platforms that host our applications;

●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;

●	our ability to release new applications or improve upon or add features to existing applications on schedule or at all;

●	our reliance on third-party investor relations firms to help create awareness of our Company and compliance by such third parties with regulatory requirements related to promotional reports; and

●	our ability to attract and retain qualified employees and consultants.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALTALK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$16,850,818	$21,636,860
Accounts receivable, net of allowances of $3,648 as of June 30, 2022 and December 31, 2021	106,791	153,448
Prepaid expense and other current assets	359,944	239,258
Total current assets	17,317,553	22,029,566
Operating lease right-of-use asset	199,567	239,491
Property and equipment, net	17,681	69,599
Goodwill	6,326,250	6,326,250
Intangible assets, net	3,799,442	196,543
Digital tokens	-	7,262
Other assets	13,937	13,937
Total assets	$27,674,430	$28,882,648

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,464,732	$1,332,632
Accrued expenses and other current liabilities	182,409	344,441
Operating lease liabilities, current portion	81,237	80,309
Deferred subscription revenue	1,839,849	1,915,493
Total current liabilities	3,568,227	3,672,875
Operating lease liabilities, non-current portion	118,330	159,182
Deferred tax liability	806,493	-
Total liabilities	4,493,050	3,832,057
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 9,864,120 shares issued as of June 30, 2022 and December 31, 2021 and 9,722,157 and 9,832,157 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	9,864	9,864
Treasury stock, 141,963 and 31,963 shares as of June 30, 2022 and December 31, 2021, respectively	(407,380)	(194,200)
Additional paid-in capital	35,851,530	35,639,910
Accumulated deficit	(12,272,634)	(10,404,983)
Total stockholders’ equity	23,181,380	25,050,591
Total liabilities and stockholders’ equity	$27,674,430	$28,882,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Subscription revenue	$2,560,706	$3,121,909	$5,407,045	$6,261,274
Advertising revenue	83,762	75,462	164,124	152,283
Technology service revenue	-	218,432	-	374,248
Total revenues	2,644,468	3,415,803	5,571,169	6,787,805
Costs and expenses:
Cost of revenue	661,548	630,582	1,313,644	1,277,297
Sales and marketing expense	484,133	255,204	895,615	512,655
Product development expense	1,521,764	1,298,767	3,051,905	2,596,031
General and administrative expense	1,053,347	469,502	2,099,495	1,231,212
Impairment loss on digital tokens	7,262	184,737	7,262	184,737
Total costs and expenses	3,728,054	2,838,792	7,367,921	5,801,932
(Loss) income from operations	(1,083,586)	577,011	(1,796,752)	985,873
Interest (expense) income, net	(1,595)	(420)	(3,457)	2,047
Gain on extinguishment of term debt	-	-	-	506,500
Realized gain from the sale of digital tokens	-	247,293	-	247,293
Other expense, net	(38,772)	-	(46,658)	-
(Loss) income from operations before provision for income taxes	(1,123,953)	823,884	(1,846,867)	1,741,713
Provision for income taxes	(4,753)	(2,200)	(20,784)	(3,300)
Net (loss) income	$(1,128,706)	$821,684	$(1,867,651)	$1,738,413

Net (loss) income per share of common stock:
Basic	$(0.12)	$0.12	$(0.19)	$0.25
Diluted	$(0.12)	$0.12	$(0.19)	$0.25
Weighted average number of shares of common stock used in calculating net (loss) income per share of common stock:
Basic	9,771,608	6,906,454	9,801,715	6,906,454
Diluted	9,771,608	6,930,041	9,801,715	6,918,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Common	Stock	Treasury	Stock	Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2020	6,916,404	$6,917	(9,950)	$(10,859)	$21,568,041	$(11,729,089)	$9,835,010
Stock-based compensation expense	-	-	-	-	31,368	-	31,368
Net income	-	-	-	-	-	916,729	916,729
Balance at March 31, 2021	6,916,404	6,917	(9,950)	(10,859)	21,599,409	(10,812,360)	10,783,107
Stock-based compensation expense	-	-	-	-	(192,342)	-	(192,342)
Net income	-	-	-	-	-	821,684	821,684
Balance at June 30, 2021	6,916,404	$6,917	(9,950)	$(10,859)	$21,407,067	$(9,990,676)	11,412,449
Balance at December 31, 2021	9,864,120	$9,864	(31,963)	$(194,200)	$35,639,910	$(10,404,983)	$25,050,591
Stock-based compensation expense	-	-	-	-	152,471	-	152,471
Net loss	-	-	-	-	-	(738,945)	(738,945)
Balance at March 31, 2022	9,864,120	$9,864	(31,963)	$(194,200)	$35,792,381	$(11,143,928)	$24,464,117
Stock-based compensation expense	-	-	-	-	59,149	-	59,149
Repurchases of common stock	-	-	(110,000)	(213,180)	-	-	(213,180)
Net loss	-	-	-	-	-	(1,128,706)	(1,128,706)
Balance at June 30, 2022	9,864,120	$9,864	(141,963)	$(407,380)	$35,851,530	$(12,272,634)	$23,181,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(1,867,651)	$1,738,413
Adjustments to reconcile net (loss) income from operations to net cash (used in) provided by operating activities:
Depreciation of property and equipment	51,918	101,856
Amortization of intangible assets	132,522	92,333
Amortization of operating lease right-of-use assets	39,924	34,021
Impairment loss on digital tokens	7,262	184,737
Realized gain from the sale of digital tokens	-	(247,293)
Gain on extinguishment of term debt	-	(506,500)
Stock-based compensation	211,620	(160,974)
Bad debt expense	-	(3,235)
Changes in operating assets and liabilities:
Digital tokens	-	(733,835)
Accounts receivable	46,657	22,384
Digital tokens receivable	-	210,000
Operating lease liability	(39,924)	(34,021)
Digital tokens payable	-	149,587
Deferred offering costs	-	(212,420)
Prepaid expense and other current assets	(120,686)	28,620
Accounts payable, accrued expenses and other current liabilities	(29,932)	(4,327)
Deferred subscription revenue	(75,644)	(47,358)
Net cash (used in) provided by operating activities	(1,643,934)	611,988
Cash flows from investing activities:
Acquisition of ManyCam assets	(2,700,000)	-
Acquisition related costs of ManyCam assets	(228,928)	-
Proceeds from the sale of digital tokens	-	304,304
Net cash (used in) provided by investing activities	(2,928,928)	304,304
Cash flows from financing activities:
Purchase of treasury stock	(213,180)	-
Net cash used in financing activities	(213,180)	-
Net (decrease) increase in cash and cash equivalents	(4,786,042)	916,292
Balance of cash and cash equivalents at beginning of period	21,636,860	5,585,420
Balance of cash and cash equivalents at end of period	$16,850,818	$6,501,712
Supplemental disclosure of cash flow information:
Cash paid during the periods:
Interest	$-	$-
Taxes	$-	$-
Non-cash investing and financing activities:
Write-off of property and equipment	$1,475,649	$-
Deferred tax liability associated with the acquisition of ManyCam assets	$806,493	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

The accompanying condensed consolidated financial statements include Paltalk, Inc. and its wholly owned subsidiaries, A.V.M. Software, Inc., ManyCam ULC, Paltalk Software Inc., Paltalk Holdings, Inc., Tiny Acquisition Inc., Camshare, Inc., Fire Talk LLC and Vumber LLC (collectively, the “Company”).

The Company is a communications software innovator that powers multimedia social applications. The Company’s product portfolio includes Paltalk, Camfrog and Tinychat, which together host and serve a large collection of video-based communities. The Company’s other products include ManyCam and Vumber. ManyCam is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools. Vumber is a telecommunications services provider that enables users to communicate privately by having multiple phone numbers with any area code through which calls can be forwarded to a user’s existing telephone number. The Company has an over 20-year history of technology innovation and holds 14 patents.

On June 9, 2022 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and among the Company, ManyCam ULC, an unlimited liability company incorporated under the laws of the Province of Alberta and a wholly owned subsidiary of the Company (the “Purchaser”), Visicom Media Inc., a Canadian corporation (the “Visicom”), and 2434936 Alberta ULC, an unlimited liability company incorporated under the laws of the Province of Alberta (“Target NewCo”), pursuant to which the Purchaser purchased, effective as of the Effective Date, all of the issued and outstanding shares of Target NewCo (the “ManyCam Acquisition”). Prior to the ManyCam Acquisition, Target NewCo held all assets related to, or used by Visicom in connection with, the business of developing and distributing virtual webcam driver software, including virtual backgrounds and/or “masks” or other camera effects (other than the Excluded Contracts (as defined in the Securities Purchase Agreement)), whether tangible or intangible, including, but not limited to, Target NewCo’s ManyCam software (“ManyCam”) and related source code, customer lists, customer relationships and all associated customer information, contracts with contractors and suppliers, brand names, trade secrets, trademarks, trade names, designs, copyrights, websites, all URLs, goodwill and intellectual property associated with each of the foregoing (collectively, the “Conveyed Assets”). The Company concluded that the acquisition of the Conveyed Assets is not considered a business under Regulation S-X and in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations.

The purchase price for the Conveyed Assets was $2.7 million in cash consideration, plus a potential earn-out payment of up to $600,000 upon the achievement of certain performance thresholds over the six-month period following the closing of the ManyCam Acquisition. For more information regarding the ManyCam Acquisition, see Note 3.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheets and statements of operations, cash flows and changes in stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the six months ended June 30, 2022 are not necessarily indicative of results for the year ending December 31, 2022, or for any other period.

Macro-Economic Factors and COVID-19 Update

The Company’s results of operations have and may continue to be negatively impacted by the uncertainty regarding COVID-19 and macro-economic factors, including the timing of any economic recession and/or recovery and the overall inflationary environment.

The global spread of the COVID-19 pandemic and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. COVID-19 continues to have an unpredictable and unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions and potential quarantines. Although the Company’s core multimedia social applications were able to support the increased demand the Company experienced from the second quarter of 2020 through the year ended December 31, 2021, the extent of the future impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict. Adverse economic and market conditions as a result of COVID-19 as well as the lifting of COVID-19 restrictions could also affect the demand for the Company’s applications and the ability of the Company’s users to satisfy their obligations to the Company. If the pandemic continues to cause significant negative impacts to economic conditions, the Company’s results of operations, financial condition and liquidity could be materially and adversely impacted.

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

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2022, there were no significant changes made to the Company’s significant accounting policies, except for the acquisition of the ManyCam assets which is discussed in Note 3 below.

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

Significant estimates relied upon in preparing these financial statements include the estimates used to determine the fair value of the stock options issued in share-based payment arrangements, subscription revenues net of refunds, credits, and known and estimated credit card chargebacks as well as valuation inputs used in determining the fair value of the ManyCam assets, described more fully below. Management evaluates these estimates on an ongoing basis. Changes in estimates are recorded in the period in which they become known. The Company bases estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates.

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

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the three and six months ended June 30, 2022 and 2021, subscriptions were offered in durations of one-, three-, six-, twelve- and twenty-four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets. Deferred revenue at December 31, 2021 was $1,915,493, $1,180,225 of which was subsequently recognized as subscription revenue during the six months ended June 30, 2022. The ending balance of deferred revenue at June 30, 2022 and 2021 was $1,839,849 and $ $2,011,363, respectively.

In addition, the Company offers virtual gifts to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and are under the users’ control. Virtual gift revenue is recognized upon the users’ redemption of virtual gifts at the fixed transaction price and included in subscription revenue in the accompanying condensed consolidated statements of operations. Virtual gift revenue is presented as deferred revenue in the condensed consolidated balance sheets until virtual gifts are redeemed. Virtual gift revenue was $1,091,487 and $2,361,024 for the three and six months ended June 30, 2022, respectively. Virtual gift revenue was $1,389,046 and $2,809,176 for the three and six months ended June 30, 2021, respectively. The ending balance of deferred revenue from virtual gifts at June 30, 2022 and 2021 was $349,552 and $317,889, respectively.

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

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Technology Service Revenue

Technology service revenue was historically generated under service and partnership agreements that the Company negotiated with third parties which included development, integration, engineering, licensing or other services that the Company provided.

During 2021, the Company recorded technology service revenue in connection with its agreement to serve as a launch partner with Open Props, Inc. (formerly YouNow, Inc., and referred to herein as “YouNow”) and to integrate YouNow’s props infrastructure (the “Props platform”) into the Company’s Camfrog and Paltalk applications (as amended, the “YouNow Agreement”).

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

In August 2021, the Company received notice from YouNow that it was terminating the YouNow Agreement, and that it would no longer support the Props platform past the end of calendar year 2021. As a result of the termination of the YouNow Agreement, the Company notified its users that it would no longer be issuing Props starting October 15, 2021, and would be replacing any user’s outstanding Props with a new internal rewards program. The new rewards loyalty program for Paltalk and Camfrog allowed users to keep their existing rewards earned from the former Props program as internal rewards and also have the opportunity to earn new internal rewards points. In connection with the internal rewards points, the Company added 25 new reward tiers, including specialty coins, subscriptions, stickers, flair, and other popular buttons.

Given the trading availability of Props tokens in various active markets, the Company calculated the fair value of digital tokens based on the observable daily quoted market prices (Level 1 inputs) on multiple international exchanges, as recorded on CoinmarketCap. The total net revenue value recognized as earned was $218,432 and $374,248 for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, the value of all digital tokens has been reduced to zero.

The Company did not generate any technology service revenue during the three and six months ended June 30, 2022.

3. Asset Acquisition – Securities Purchase Agreement

As discussed above, on June 9, 2022, the Company entered into the Securities Purchase Agreement by and among the Company, the Purchaser, Visicom and Target NewCo, pursuant to which the Purchaser purchased, effective as of the Effective Date, all of the issued and outstanding shares of Target NewCo.

The Purchaser acquired the Conveyed Assets for a cash purchase price of $2.7 million (the “Cash Consideration”). In addition to the Cash Consideration, Visicom is entitled to receive an additional payment of up to $600,000 (the “Earn-Out Payment”) based on the sales of the ManyCam software less chargebacks and refunds (“Gross Sales”) in the six-month period following the Closing (the “Earn-Out Period”) as follows: (i) if the Gross Sales during the Earn-Out Period are greater than $800,000, the Earn-Out Payment shall be $600,000, (ii) if the Gross Sales during the Earn-Out Period are greater than $700,000 but less than $800,000, the Earn-Out Payment shall be $300,000, (iii) if the Gross Sales during the Earn-Out Period are greater than $600,000 but less than $700,000, the Earn-Out Payment shall be $150,000 and (iv) if the Gross Sales during the Earn-Out Period do not exceed $600,000, then the Seller will not be paid any portion of the Earn-Out Payment. The Company concluded that the acquisition of the Conveyed Assets is not considered a business under Regulation S-X and in accordance with ASC 805, Business Combinations.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As part of a valuation analysis, the Company identified intangible assets, including internally developed software, subscriber relationships/customer list and intellectual property (trade names, trademarks, URLs). The fair value of identifiable intangible assets is determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows. Final allocation was determined by a third-party valuation specialist hired by Company management. The following table summarizes the fair value of the identifiable intangible assets and their respective useful lives:

	Estimated Fair Value	Estimated Useful Life in Years
Internally developed software	$1,504,000	7
Intellectual property (trade names, trademarks, URLs)	$321,000	3
Subscriber Relationships/Customer List	$875,000	7
Total acquired assets	$2,700,000

The estimated aggregate amortization expense for each of the next five years and thereafter will approximate $185,238 for the remainder of 2022, $444,571 in 2023, $444,571 in 2024, $393,071 in 2025, $341,571 in 2026 and $853,930 thereafter.

The Company incurred approximately $230,000 of expenses in connection with the ManyCam Acquisition and capitalized them accordingly.

As part of the accounting for the ManyCam assets, the Company provisionally recorded a deferred tax liability of $0.8 million with an offset to intangible assets related to the excess financial reporting basis over the tax basis of the Conveyed Assets.

On June 30, 2022, the Company entered into a License Agreement with Visicom (the “License Agreement”), pursuant to which the Company agreed to distribute, at the discretion and direction of Visicom, a specified number of ManyCam software updates to certain license holders to whom Visicom has previously granted a “lifetime” license to ManyCam software. As consideration for distributing the software updates, Visicom paid the Company an initial upfront nonrefundable payment of $65,000. The License Agreement provides that Visicom may purchase additional licenses at prices specified therein. Other than providing a one-time, limited license to Visicom for the distribution of ManyCam software updates pursuant to the terms of the License Agreement, the Company does not have any obligation to provide support or service to the licensee end users.

4. Property and Equipment, Net

Property and equipment, net consisted of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
	(unaudited)
Computer equipment	$311,335	$866,459
Website development	2,155,798	3,076,323
Furniture and fixtures	47,463	47,463
Total property and equipment	2,514,596	3,990,245
Less: Accumulated depreciation	(2,496,915)	(3,920,646)
Total property and equipment, net	$17,681	$69,599

Depreciation expense for the three and six months ended June 30, 2022 was $21,820 and $51,918, respectively, as compared to $53,076 and $101,856 for the three and six months ended June 30, 2021, respectively.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Intangible Assets, Net

Intangible assets, net consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$50,000	$(32,500)	$17,500	$50,000	$(31,251)	$18,749
Trade names, trademarks product names, URLs	999,100	(526,571)	472,529	555,000	(509,148)	45,852
Internally developed software	4,070,768	(2,009,216)	2,061,552	1,990,000	(1,990,000)	-
Subscriber/customer relationships	3,489,553	(2,241,692)	1,247,861	2,279,000	(2,147,058)	131,942
Total intangible assets	$8,609,421	$(4,809,979)	$3,799,442	$4,874,000	$(4,677,457)	$196,543

Amortization expense for the three and six months ended June 30, 2022 was $86,356 and $132,522, respectively, as compared to $46,166 and $92,333 for the three and six months ended June 30, 2021, respectively. The aggregate amortization expense for each of the next five years and thereafter is estimated to be $300,190 for the remainder of 2022, $502,745 in 2023, $502,100 in 2024, $419,536 in 2025, $371,173 in 2026 and $897,205 thereafter.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	June 30,	December 31,
	2022	2021
	(unaudited)
Compensation, benefits and payroll taxes	$134,076	$318,150
Income tax payable	3,235	-
Other accrued expenses	45,098	26,291
Total accrued expenses and other current liabilities	$182,409	$344,441

7. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of June 30, 2022, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

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

For the three and six months ended June 30, 2022, the Company recorded an income tax provision of $4,753 and $20,784, respectively, primarily related to state and local taxes. The effective tax rate for the three and six months ended June 30, 2022 was (0.39)% and (1.08)%, respectively. The effective tax rate differs from the statutory rate of 21% as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

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

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Stockholders’ Equity

The Paltalk, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 36,402 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The Paltalk, Inc. 2016 Long-Term Incentive Plan (“the 2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of June 30, 2022, there were 767,728 shares available for future issuance under the 2016 Plan.

Stock Repurchase Plan

On March 21, 2022, the Board of Directors of the Company approved a stock repurchase plan for up to $1,750,000 of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan is effective as of March 29, 2022 and expires on the one-year anniversary of such date. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the Stock Repurchase Plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased will be determined by a committee of the Board of Directors at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, alternative investment opportunities and other corporate considerations. As of June 30, 2022, 110,000 shares of common stock had been repurchased by the Company pursuant to the Stock Repurchase Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the six months ended June 30, 2022:

Expected volatility	173% - 182%
Expected life of option (in years)	5.2 - 6.2
Risk free interest rate	2.53%
Expected dividend yield	0.0%

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

The following table summarizes stock option activity during the six months ended June 30, 2022:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2022	435,770	$5.31
Granted	248,500	2.66
Forfeited or canceled, during the period	(31,787)	2.97
Expired, during the period	(6,082)	54.08
Outstanding at June 30, 2022	646,401	$3.95
Exercisable at June 30, 2022	434,900	$4.65

At June 30, 2022, there was $479,162 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.52 years.

On June 30, 2022, the aggregate intrinsic value of stock options that were outstanding and exercisable was $45,840 and $38,340, respectively. On June 30, 2021, the aggregate intrinsic value of stock options that were outstanding and exercisable was $258,359 and $159,558, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the six months ended June 30, 2022, the Company granted stock options to members of the Board of Directors to purchase an aggregate of 24,000 shares of common stock at an exercise price of $2.66 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2022 and have a term of ten years. During the six months ended June 30, 2022, the Company also granted options to employees to purchase an aggregate of 224,500 shares of common stock. These options have varying vesting dates ranging between the grant date and up to four years, have a term of ten years and have an exercise price of $2.66. The aggregate fair value for the stock options granted during the six months ended June 30, 2022 and 2021 was $636,957 and $78,522, respectively.

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of revenue	$2,192	$-	$15,056	$182
Sales and marketing expense	637	96	756	103
Product development expense	7,270	2,740	10,739	5,784
General and administrative expense	49,050	(195,178)	185,069	(167,043)
Total stock compensation expense	$59,149	$(192,342)	$211,620	$(160,974)

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

As discussed above, on March 29, 2022, the Company implemented the Stock Repurchase Plan to repurchase up to $1,750,000 of its outstanding common stock for cash. The Stock Repurchase Plan expires on March 29, 2023. As of June 30, 2022, 110,000 shares of common stock had been repurchased by the Company pursuant to the Stock Repurchase Plan, which shares have been classified as treasury shares on the Company’s condensed consolidated balance sheets.

As of June 30, 2022 and December 31, 2021, the Company had 141,963 and 31,963 shares, respectively, of its common stock classified as treasury shares.

9. Net (Loss) Income Per Share

Basic earnings and net (loss) income per share are computed by dividing the net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted income per share. For the three and six months ended June 30, 2022, 646,401 shares issuable upon the exercise of outstanding stock options, respectively, were not included in the computation of diluted net loss per share because their inclusion would be antidilutive. For the three and six months ended June 30, 2022, no shares issuable upon the exercise of outstanding stock options, respectively, were included in the computation of diluted net loss per share from operations because their inclusion would be dilutive. For the three and six months ended June 30, 2021, 494,385 and 510,208 shares issuable upon the exercise of outstanding stock options, respectively, were not included in the computation of diluted net income per share because their inclusion would be antidilutive. For the three and six months ended June 30, 2021, 23,857 and 7,764 shares issuable upon the exercise of outstanding stock options, respectively, were included in the computation of diluted net income per share from operations because their inclusion would be dilutive.

The following table summarizes the net (loss) income per share calculation for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net (loss) income from operations – basic and diluted	$(1,128,706)	$821,684	$(1,867,651)	$1,738,413
Weighted average shares outstanding – basic	9,771,608	6,906,454	9,801,715	6,906,454
Weighted average shares outstanding – diluted	9,771,608	6,930,041	9,801,715	6,918,248
Per share data:
Basic from operations	$(0.12)	$0.12	$(0.19)	$0. 25
Diluted from operations	$(0.12)	$0.12	$(0.19)	$0.25

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Leases

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

As of June 30, 2022, the Company had no long-term leases that were classified as financing leases. As of June 30, 2022, the Company did not have additional operating and financing leases that had not yet commenced.

At June 30, 2022, the Company had operating lease liabilities of approximately $200,000 and ROU assets of approximately $200,000, which are included in the condensed consolidated balance sheets.

Total rent expense for the six months ended June 30, 2022 was $43,075, of which $3,000 was sublease income. Total rent expense for the six months ended June 30, 2021 was $52,119, of which $1,500 was sublease income. Rent expense is recorded under general and administrative expense in the condensed consolidated statements of operations.

The following table summarizes the Company’s operating leases for the periods presented:

	Six Months Ended
	June 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:	$39,924	$34,021
Weighted average assumptions:
Remaining lease term	2.4	0.4
Discount rate	2.3%	3.5%

As of June 30, 2022, future minimum payments under non-cancelable operating leases were as follows:

For the year ending December 31,	Amount
2022	42,488
2023	84,975
2024	77,893
Total	$205,356
Less: present value adjustment	(5,789)
Present value of minimum lease payments	$199,567

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Commitments and Contingencies

Officer Employment Agreements

On March 23, 2022, the Company entered into Amended and Restated Employment Agreements with the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which amends and restates their existing employment agreements with the Company dated October 7, 2016 and December 9, 2019, respectively. The agreements are each for terms of one year with auto renewal provisions. Except for adjustments to base salaries, all other terms and conditions of the prior employment agreements between the Company and the CEO and CFO will remain in full force and effect. The CEO agreement is retroactive to February 2021. The CFO agreement is retroactive to January 2022. Aggregate commitments of base salaries under the agreements for 2022 total $490,000. Should the agreements be renewed for 2023 and beyond, the aggregate base salary commitments would total $510,000 per year.

Patent Litigation

On July 23, 2021, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit against WebEx Communications, Inc., Cisco WebEx LLC, and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas. The Company alleges that Cisco’s Webex products have infringed U.S. Patent No. 6,683,858, and that the Company is entitled to damages. A Markman hearing took place on February 24, 2022 and a trial is scheduled for February 2023.

Other Legal Proceedings

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of June 30, 2022.

12. Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2022 and 2021, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2022 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2021, all amounts herein are unaudited.

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

Our product portfolio includes Paltalk, Camfrog and Tinychat, which together host and serve a large collection of video-based communities. Our other products include ManyCam and Vumber. ManyCam is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools. Vumber is a telecommunications services provider that enables users to communicate privately by having multiple phone numbers with any area code through which calls can be forwarded to a user’s existing telephone number. We have an over 20-year history of technology innovation and hold 14 patents.

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

Recent Developments

ManyCam Asset Acquisition

On June 9, 2022 (the “Effective Date”), we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and among the Company, ManyCam ULC, an unlimited liability company incorporated under the laws of the Province of Alberta and a wholly owned subsidiary of the Company (the “Purchaser”), Visicom Media Inc., a Canadian corporation (the “Visicom”), and 2434936 Alberta ULC, an unlimited liability company incorporated under the laws of the Province of Alberta (“Target NewCo”), pursuant to which the Purchaser purchased, effective as of the Effective Date, all of the issued and outstanding shares of Target NewCo (the “ManyCam Acquisition”). Prior to the ManyCam Acquisition, Target NewCo held all assets related to, or used by Visicom in connection with, the business of developing and distributing virtual webcam driver software, including virtual backgrounds and/or “masks” or other camera effects (other than the Excluded Contracts (as defined in the Securities Purchase Agreement)), whether tangible or intangible, including, but not limited to, Target NewCo’s ManyCam software (“ManyCam”) and related source code, customer lists, customer relationships and all associated customer information, contracts with contractors and suppliers, brand names, trade secrets, trademarks, trade names, designs, copyrights, websites, all URLs, goodwill and intellectual property associated with each of the foregoing (collectively, the “Conveyed Assets”).

The Purchaser acquired the Conveyed Assets for a cash purchase price of $2.7 million (the “Cash Consideration”). In addition to the Cash Consideration, Visicom is entitled to receive an additional payment of up to $600,000 (the “Earn-Out Payment”) based on the sales of the ManyCam software less chargebacks and refunds (“Gross Sales”) in the six-month period following the Closing (the “Earn-Out Period”) as follows: (i) if the Gross Sales during the Earn-Out Period are greater than $800,000, the Earn-Out Payment shall be $600,000, (ii) if the Gross Sales during the Earn-Out Period are greater than $700,000 but less than $800,000, the Earn-Out Payment shall be $300,000, (iii) if the Gross Sales during the Earn-Out Period are greater than $600,000 but less than $700,000, the Earn-Out Payment shall be $150,000 and (iv) if the Gross Sales during the Earn-Out Period do not exceed $600,000, then the Seller will not be paid any portion of the Earn-Out Payment.

As part of the accounting for the ManyCam assets, the Company provisionally recorded a deferred tax liability of $0.8 with an offset to intangible assets related to the excess financial reporting basis over the tax basis of the Conveyed Assets.

On June 30, 2022, we entered into a License Agreement with Visicom (the “License Agreement”), pursuant to which we agreed to distribute, at the discretion and direction of Visicom, a specified number of ManyCam software updates to certain license holders to whom Visicom has previously granted a “lifetime” license to ManyCam software. As consideration for distributing the software updates, Visicom paid us an initial upfront nonrefundable payment of $65,000. The License Agreement provides that Visicom may purchase additional licenses at prices specified therein. Other than providing a one-time, limited license to Visicom for the distribution of ManyCam software updates pursuant to the terms of the License Agreement, we do not have any obligation to provide support or service to the licensee end users.

Macro-Economic Factors and COVID-19 Update

Our results of operations have and may continue to be negatively impacted by the uncertainty regarding macro-economic factors, including the timing of any economic recession and/or recovery and the overall inflationary environment and COVID-19.

The global spread of the COVID-19 pandemic and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. COVID-19 continues to have an unpredictable and unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions and potential quarantines. Although our core multimedia social applications were able to support the increased demand we experienced from the second quarter of 2020 through the year ended December 31, 2021, the extent of the future impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict. Adverse economic and market conditions as a result of COVID-19 as well as the lifting of COVID-19 restrictions could also affect the demand for our applications and the ability of our users to satisfy their obligations to us. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be materially and adversely impacted.

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

Operational Highlights and Objectives

During the three and six months ended June 30, 2022, we executed key components of our objectives:

●	acquired the core assets of ManyCam, a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools;

●	released the Windows version of ManyCam 8.0, an upgrade to the newly acquired asset;

●	engaged Roth Capital Partners, LLC (“Roth”) as our financial advisor and investment banker to explore strategic initiatives focused on buy-side acquisitions;

●	selected two marketing companies, to lead our increased marketing efforts for our Paltalk and Camfrog applications; and

●	partnered with Hive Automated Content Moderation Solutions to roll out new content moderation software for increased user experience.

For the near term, our business objectives include:

●	Adjusting our spend to better align with overall macro-economic conditions and investing in a measured way that ensures responsible cash management;

●	working with Roth to continue to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other assets or entities that are synergistic to our business;

●

optimizing our acquisition of the ManyCam software to not only maximize subscription revenue but to integrate and cross-sell with our existing customer base and explore business-to-business sales opportunities;

●	continuing to implement several enhancements to our live video chat applications as well as the integration of card and board games and other features focused on user retention and monetization, which collectively are intended to increase user engagement and revenue opportunities;

●	continuing to develop our consumer application platform strategy by seeking potential partnerships with large third-party communities to whom we could promote a co-branded version of our video chat products and potentially share in the incremental revenues generated by these partner communities; and

●	continuing to defend our intellectual property.

Sources of Revenue

Our main sources of revenue are subscription, advertising and other fees generated from users of our core video chat products. We expect that the majority of our revenue in future periods will continue to be generated from our core video chat products. We also have historically generated technology service revenue under licensing and service agreements that we negotiate with third parties which includes development, integration, engineering, licensing or other services that we provide.

Subscription Revenue

Our video chat platforms generate revenue primarily through subscription fees. Our tiers of subscriptions provide users with unlimited video windows and levels of status within the community. Multiple subscription tiers are offered in different durations depending on the product from one-, six-, twelve- and twenty-four-month terms, which continue to vary as we continue to test and optimize length and pricing. Longer-term plans (those with durations longer than one month) are generally available at discounted monthly rates. Levels of membership benefits are offered in tiers, with the least membership benefits in the lowest paid tier and the most membership benefits in the highest paid tier. Our membership tiers are “Plus,” “Extreme,” “VIP” and “Prime” for Paltalk and “Pro,” “Extreme” and “Gold” for Camfrog. We also hold occasional promotions that offer discounted subscriptions and virtual gifts.

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

Technology Service Revenue

Technology service revenue was historically generated under service and partnership agreements that we negotiated with third parties, which included development, integration, engineering, licensing or other services that we provided.

In 2021, we recorded technology service revenue in connection with our agreement to serve as a launch partner with Open Props, Inc. (formerly YouNow, Inc., and referred to herein as “YouNow”) and to integrate YouNow’s props infrastructure (the “Props platform”) into our Camfrog and Paltalk applications (as amended, the “YouNow Agreement”).

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

In August 2021, we received notice from YouNow that it was terminating the YouNow Agreement, and that it would no longer support the Props platform past the end of calendar year 2021. The YouNow Agreement was terminated effective on November 23, 2021. We expect that the majority of our future technology service revenue, if any, will result from opportunistic collaborations with third parties, however, any such collaborations are not a primary focus for the Company.

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

Impairment loss on digital tokens

Impairment loss on digital tokens results from the daily assessment of the Props tokens’ quoted market prices, as reflected on CoinmarketCap, and adjusting the recorded carrying amount to the amount equal to the lowest quoted market price during the period in which the Props tokens are held. During the three and six months ended June 30, 2022 and June 30, 2021, we recorded a non-cash impairment charge in the amount of $7,262 and $184,737, respectively, which is reported in our accompanying condensed consolidated statements of operations, as a result of recent decline in the quoted market prices below the market price of their acquisition.

Key Metrics

Our management relies on certain non-GAAP and/or unaudited performance indicators to manage and evaluate our business. The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our advertising and marketing efforts and assess operational efficiencies. We also discuss net cash (used in) provided by operating activities under the ‟Results of Operations” and “Liquidity and Capital Resources” sections below. Subscription bookings and Adjusted EBITDA are discussed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Subscription bookings	$2,554,702	$3,109,478	$5,331,401	$6,213,916
Net cash (used in) provided by operating activities	$(410,980)	$515,933	$(1,643,934)	$611,988
Net (loss) income	$(1,128,706)	$821,684	$(1,867,651)	$1,738,413
Adjusted EBITDA	$(908,999)	$668,649	$(1,393,430)	$1,203,825
Adjusted EBITDA as percentage of total revenues	(34.4)%	19.6%	(25.0)%	17.7%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net (loss) income adjusted to exclude interest expense (income), net, provision for income taxes, gain on extinguishment of term debt, depreciation and amortization expense, other expense, net, stock-based compensation expense, realized gain from sale of digital tokens and impairment loss on digital tokens.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various metrics of cash flows, net (loss) income and our other GAAP results. The following table presents a reconciliation of net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Reconciliation of net (loss) income to Adjusted EBITDA:
Net (loss) income	$(1,128,706)	$821,684	$(1,867,651)	$1,738,413
Interest expense (income), net	1,595	420	3,457	(2,047)
Other expense, net	38,772	-	46,658	-
Gain on extinguishment of term debt	-	-	-	(506,500)
Provision for income taxes	4,753	2,200	20,784	3,300
Realized gain from sale of digital tokens	-	(247,293)	-	(247,293)
Impairment loss on digital tokens	7,262	184,737	7,262	184,737
Depreciation and amortization expense	108,176	99,243	184,440	194,189
Stock-based compensation expense	59,149	(192,342)	211,620	(160,974)
Adjusted EBITDA	$(908,999)	$668,649	$(1,393,430)	$1,203,825

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	25.0%	18.5%	23.6%	18.8%
Sales and marketing expense	18.3%	7.5%	16.1%	7.6%
Product development expense	57.5%	38.0%	54.8%	38.2%
General and administrative expense	39.8%	13.7%	37.7%	18.1%
Impairment loss on digital tokens	0.3%	5.4%	0.1%	2.7%
Total costs and expenses	140.9%	83.1%	132.3%	85.4%
(Loss) income from operations	(40.9)%	16.9%	(32.3)%	14.6%
Interest (expense) income, net	(0.1)%	(0.0)%	(0.1)%	0.0%
Gain on extinguishment of term debt	-%	-%	-%	7.5%
Realized gain from sale of digital tokens	-%	7.2%	-%	3.6%
Other expense, net	(1.5)%	-%	(0.7)%	-%
(Loss) income from operations before provision for income taxes	(42.5)%	24.1%	(33.1)%	25.7%
Provision for income taxes	(0.2)%	(0.1)%	(0.4)%	(0.0)%
Net (loss) income	(42.7)%	24.0%	(33.5)%	25.7%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenue

Total revenue decreased by 22.6% to $2,644,468 for the three months ended June 30, 2022 from $3,415,803 for the three months ended June 30, 2021. This decrease was primarily driven by a decrease in subscription revenue and a decrease in technology service revenue driven by the termination of the YouNow Agreement.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenue for the three months ended June 30, 2022 and June 30, 2021, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	June 30,		Increase	Increase	June 30,
	2022	2021	(Decrease)	(Decrease)	2022	2021
Subscription revenue	$2,560,706	$3,121,909	$(561,203)	(18.0)%	96.8%	91.4%
Advertising revenue	83,762	75,462	8,300	11.0%	3.2%	2.2%
Technology service revenue	-	218,432	(218,432)	(100.0)%	-%	6.4%
Total revenues	$2,644,468	$3,415,803	$(771,335)	(22.6)%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the three months ended June 30, 2022 decreased by $561,203, or 18.0%, as compared to the three months ended June 30, 2021. The decrease in subscription revenue was primarily driven by a decrease in new subscribers as well as a decrease in virtual gift revenue across the Paltalk and Camfrog applications. We attribute this decrease to the overall macro-economic environment that may limit a customer’s access to discretionary spending, as well as, to a lesser degree, the lifting of various COVID-19 related restrictions in certain of our target markets that prohibited individuals from leaving their homes and ,as a result, customers are devoting less time to their social applications.

Advertising Revenue

Our advertising revenue for the three months ended June 30, 2022 increased by $8,300, or 11.0%, as compared to the three months ended June 30, 2021. The increase in advertising revenue was primarily due to an increase in the volume of advertising impressions related to changes in and the optimization of third-party advertising partners.

Technology Service Revenue

Our technology service revenue for the three months ended June 30, 2022 decreased by $218,432, or 100.0%, as compared to the three months ended June 30, 2021. The decrease in technology service revenue was driven by the termination of the YouNow Agreement, effective November 23, 2021. We do not expect to generate a material amount of technology service revenue in future periods.

Costs and Expenses

Total costs and expenses for the three months ended June 30, 2022 increased by $889,262, or 31.3%, as compared to the three months ended June 30, 2021. The following table presents our costs and expenses for the three months ended June 30, 2022 and 2021, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	June 30,		Increase	Increase	June 30,
	2022	2021	(Decrease)	(Decrease)	2022	2021
Cost of revenue	$661,548	$630,582	$30,966	4.9%	25.0%	18.5%
Sales and marketing expense	484,133	255,204	228,929	89.7%	18.3%	7.5%
Product development expense	1,521,764	1,298,767	222,997	17.2%	57.5%	38.0%
General and administrative expense	1,053,347	469,502	583,845	124.4%	39.8%	13.7%
Impairment loss on digital tokens	7,262	184,737	(177,475)	(96.1)%	0.3%	5.4%
Total costs and expenses	$3,728,054	$2,838,792	$889,262	31.3%	140.9%	83.1%

Cost of revenue

Our cost of revenue for the three months ended June 30, 2022 increased by $30,966, or 4.9%, as compared to the three months ended June 30, 2021. The increase in cost of revenue expenses was primarily attributed to an increase in approximately $15,000 of salary and salary-related expenses and an increase of approximately $25,400 of expenses related to ManyCam sales and was partially offset by a decrease in web hosting expenses of approximately $14,400.

Sales and marketing expense

Our sales and marketing expense for the three months ended June 30, 2022 increased by $228,929, or 89.7%, as compared to the three months ended June 30, 2021. The increase in sales and marketing expense for the three months ended June 30, 2022 was primarily due to an increase of approximately $217,600 in marketing user acquisition expenses, including agent fees, as we began our focus on increasing user engagement spend through the efforts of our third-party marketing agencies.

Product development expense

Our product development expense for the three months ended June 30, 2022 increased by $222,997, or 17.2%, as compared to the three months ended June 30, 2021. The increase was primarily due to an increase of approximately $155,200 related to software expenses and consulting services in support of our processes to enhance user retention and improve monetization in the Paltalk application.

General and administrative expense

Our general and administrative expense for the three months ended June 30, 2022 increased by $583,845, or 124.4%, as compared to the three months ended June 30, 2021. The increase in general and administrative expense for the three months ended June 30, 2022 was due to an increase of approximately $244,200 in non-cash stock compensation expense from the issuance of employee stock options, an increase in professional fees relating to corporate matters of approximately $105,300, an increase in insurance expense of approximately $123,600 and increased amortization expense of approximately $40,200.

Impairment loss on digital tokens

We recorded a non-cash impairment loss on digital tokens of $7,262 and $184,737 for the three months ended June 30, 2022 and June 30, 2021, respectively, as a result of recent declines in the quoted market prices of certain digital tokens below the market price of their acquisition.

Non-Operating (Loss) Income

The following table presents the components of non-operating (loss) income for the three months ended June 30, 2022 and the three months ended June 30, 2021, the decrease between those periods and the percentage decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	June 30,		$	%	June 30,
	2022	2021	(Decrease)	(Decrease)	2022	2021
Interest expense, net	$(1,595)	$(420)	$(1,175)	(279.8)%	(0.1)%	(0.0)%
Realized gain from sale of digital tokens	-	247,293	(247,293)	(100.0)%	-%	7.2%
Other expense, net	(38,772)	-	(38,772)	(100.0)%	(1.5)%	-%
Total non-operating (loss) income	$(40,367)	$246,873	$(287,240)	(116.4)%	(1.6)%	7.2%

Non-operating loss for the three months ended June 30, 2022 was $40,367, an increase of $287,240, or 116.4%, as compared to non-operating income of $246,873 for the three months ended June 30, 2021. The increase in non-operating loss primarily resulted from the gain from sale of digital tokens during the three months ended June 30, 2021 that was not similarly recognized during the three months ended June 30, 2022.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the three months ended June 30, 2022 and June 30, 2021, we recorded an income tax provision of $4,753 and $2,200, respectively, consisting primarily of state and local taxes.

As of June 30, 2022, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenue

Revenue decreased to $5,571,169 for the six months ended June 30, 2022, from $6,787,805 for the six months ended June 30, 2021. The decrease was primarily driven by a decrease in subscription revenue of $854,229 along with a decrease of $374,248 in technology service revenue driven by the termination of the YouNow Agreement.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenues for the six months ended June 30, 2022 and the six months ended June 30, 2021, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Six Months Ended		$	%	Six Months Ended
	June 30,		Increase	Increase	June 30,
	2022	2021	(Decrease)	(Decrease)	2022	2021
Subscription revenue	$5,407,045	$6,261,274	$(854,229)	(13.6)%	97.1%	92.2%
Advertising revenue	164,124	152,283	11,841	7.8%	2.9%	2.2%
Technology service revenue	-	374,248	(374,248)	(100.0)%	-%	5.6%
Total revenues	$5,571,169	$6,787,805	$(1,216,636)	(17.9)%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the six months ended June 30, 2022 decreased by $854,229, or 13.6%, as compared to the six months ended June 30, 2021. The decrease in subscription revenue was primarily driven by a decrease in new subscribers as well as a decrease in virtual gifts across the Paltalk and Camfrog applications. We attribute this decrease primarily to the overall macro-economic environment that may limit a customer’s access to discretionary spending, as well as, to a lesser degree, the lifting of various COVID-19 related restrictions in certain of our target markets that prohibited individuals from leaving their homes and, as a result, customers are devoting less time to their social applications.

Advertising Revenue

Our advertising revenue for the six months ended June 30, 2022 increased by $11,841, or 7.8%, as compared to the six months ended June 30, 2021. The increase in advertising revenue was primarily due to an increase in the volume of advertising impressions related to changes in and the optimization of third-party advertising partners.

Technology Service Revenue

Our technology service revenue for the six months ended June 30, 2022 decreased by $374,248, or 100.0%, as compared to the six months ended June 30, 2021. The decrease in technology service revenue was driven by the termination of the YouNow Agreement, effective November 23, 2021. We do not expect to generate a material amount of technology service revenue in future periods.

Costs and Expenses

Total costs and expenses for the six months ended June 30, 2022 reflect an increase in costs and expenses of $1,565,989, or 27.0%, as compared to the six months ended June 30, 2021. The following table presents our costs and expenses for the six months ended June 30, 2022 and 2021, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Six Months Ended		$	%	Six Months Ended
	June 30,		Increase	Increase	June 30,
	2022	2021	(Decrease)	(Decrease)	2022	2021
Cost of revenue	$1,313,644	$1,277,297	$36,347	2.8%	23.6%	18.8%
Sales and marketing expense	895,615	512,655	382,960	74.7%	16.1%	7.6%
Product development expense	3,051,905	2,596,031	455,874	17.6%	54.8%	38.2%
General and administrative expense	2,099,495	1,231,212	868,283	70.5%	37.7%	18.1%
Impairment loss on digital tokens	7,262	184,737	(177,475)	(96.1)%	0.1%	2.7%
Total costs and expenses	$7,367,921	$5,801,932	$1,565,989	27.0%	132.3%	85.4%

Cost of revenue

Our cost of revenue for the six months ended June 30, 2022 increased by $36,347, or 2.8%, as compared to the six months ended June 30, 2021. The increase for the six months ended June 30, 2022 was primarily driven by an increase in approximately $42,800 in salary and salary-related expenses and an increase in approximately $25,400 of ManyCam expenses and was offset by a decrease in web hosting expenses of approximately $44,400.

Sales and marketing expense

Our sales and marketing expense for the six months ended June 30, 2022 increased by $382,960, or 74.7%, as compared to the six months ended June 30, 2021. The increase in sales and marketing expense for the six months ended June 30, 2022 was primarily due to an increase of approximately $362,900 in marketing expenses, including agent fees, as we begin our focus on increasing user engagement spend through the efforts of our third-party marketing agencies.

Product development expense

Our product development expense for the six months ended June 30, 2022 increased by $455,874, or 17.6%, as compared to the six months ended June 30, 2021. The increase was primarily due to an increase of approximately $316,500 related to software expenses and consulting services in support of our processes to enhance user retention and improve monetization in the Paltalk application. In addition, there is an increase in subscription costs of approximately $100,400 related to user engagement monitoring.

General and administrative expense

Our general and administrative expenses for the six months ended June 30, 2022 increased by $868,283, or 70.5%, as compared to the six months ended June 30, 2021. The increase in general and administrative expense for the six months ended June 30, 2022 was due to an increase of approximately $352,100 in non-cash stock compensation expense from the issuance of employee stock options, an increase in professional fees relating to corporate matters such as executive agreements of approximately $247,700, an increase in insurance expense of approximately $107,600 and increased amortization expense of approximately $40,200.

Impairment loss on digital tokens

We recorded a non-cash impairment loss on digital tokens of $7,262 and $184,737 for the six months ended June 30, 2022 and June 30, 2021, respectively, as a result of recent declines in the quoted market prices of certain digital tokens below the market price of their acquisition.

Non-Operating (Loss) Income

The following table presents the components of non-operating (loss) income for the six months ended June 30, 2022 and the six months ended June 30, 2021, the decrease between those periods, the percentage decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Six Months Ended				Six Months Ended
	June 30,		$	%	June 30,
	2022	2021	(Decrease)	(Decrease)	2022	2021
Interest (expense) income	$(3,457)	$2,047	$(5,504)	(268.9)%	(0.1)%	0.0%
Other expense, net	(46,658)	-	(46,658)	(100.0)%	(0.7)%	-%
Realized gain from sale of digital tokens	-	247,293	(247,293)	(100.0)%	-%	3.6%
Gain on extinguishment of term debt	-	506,500	(506,500)	(100.0)%	-%	7.5%
Total non-operating (loss) income	$(50,115)	$755,840	$(805,955)	(106.6)%	(0.8)%	11.1%

Non-operating loss for the six months ended June 30, 2022 increased by $805,955, or 106.6%, as compared to non-operating income of $755,840 for the six months ended June 30, 2021. The increase in non-operating loss was primarily attributed to the gain on extinguishment of term debt of the $506,500 of proceeds from the Note and the gain from sale of digital tokens of $247,293 during the six months ended June 30, 2021 that were not similarly recognized during the six months ended June 30, 2022. The Note was entered into to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the six months ended June 30, 2022 and 2021, the Company recorded an income tax provision of $20,784 and $3,300, respectively, consisting primarily of state and local taxes.

As of June 30, 2022, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2022	2021
Condensed Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(1,643,934)	$611,988
Net cash (used in) by investing activities	(2,928,928)	304,304
Net cash used in financing activities	(213,180)	-
Net (decrease) increase in cash and cash equivalents	$(4,786,042)	$916,292

Currently, our primary source of liquidity is cash on hand, and based on our plans, we believe the Company has adequate cash on hand as of June 30, 2022 to fund its obligations for at least one year from the date of issuance of these financial statements. As of June 30, 2022, we had $16,850,818 of cash and cash equivalents.

Our use of working capital is related to product development resources and an investment in marketing activities in order to maintain and create new services and features in applications for our clients and users. In particular, a significant portion of our working capital has been allocated to the improvement of our products. In the future, we may continue to seek to grow our business by expending our capital resources to fund strategic acquisitions, investments and partnership opportunities.

Operating Activities

Net cash used in operating activities was $1,643,934 for the six months ended June 30, 2022, as compared to net cash provided by operating activities of $611,988 for the six months ended June 30, 2021. The decrease in cash flows from operations resulted mainly from a decrease in subscription revenue and an increase in overall operating expenses as we focused on and invested in user retention and engagement.

Investing Activities

Net cash used in investing activities was $2,928,928 for the six months ended June 30, 2022, as compared to net cash provided by operating activities of $304,304 for the six months ended June 30, 2021. The decrease in cash flows from investing activities resulted mainly from the ManyCam Acquisition.

Financing Activities

Net cash used in financing activities was $213,180 for the six months ended June 30, 2022, as compared to no net cash provided by operating activities for the six months ended June 30, 2021. This increase is attributed to the 110,000 shares of common stock that were repurchased by the Company pursuant to the Company’s stock repurchase plan.

Contractual Obligations and Commitments

On March 23, 2022, we entered into Amended and Restated Employment Agreements with our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which amends and restates their existing employment agreements with the Company dated October 7, 2016 and December 9, 2019, respectively. The agreements are each for terms of one year with auto renewal provisions. Except for adjustments to base salaries, all other terms and conditions of the prior employment agreements between the Company and the CEO and CFO will remain in full force and effect. The CEO agreement is retroactive to February 2021. The CFO agreement is retroactive to January 2022. Aggregate commitments of base salaries under the agreements for 2022 total $490,000. Should the agreements be renewed for 2023 and beyond, the aggregate base salary commitments would total $510,000 per year.

There have been no other material changes to our contractual obligations and commitments disclosed in the contractual obligations and commitments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements.

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

Based on the evaluation as of June 30, 2022, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 23, 2021, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit against WebEx Communications, Inc., Cisco WebEx LLC, and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas. The Company alleges that Cisco’s Webex products have infringed U.S. Patent No. 6,683,858, and that the Company is entitled to damages. A Markman hearing took place on February 24, 2022 and a trial is scheduled for February 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended June 30, 2022 that were not previously reported on a Current Report on Form 8-K.

Issuer Repurchases of Common Stock

The following table details our repurchases of common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2022 – April 30, 2022	—	$—	—	$—
May 1, 2022 – May 31, 2022	110,000	$1.94	110,000	$1.53
June 1, 2022 – June 30, 2022	—	$—	—	$—
Total	110,000	$1.94	110,000	$1.53

(1)	On March 23, 2022, we announced that our Board of Directors approved a stock repurchase plan, effective March 29, 2022, to repurchase up to $1,750,000 of our outstanding common stock for cash. The stock repurchase plan expires on March 29, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K.

The following exhibits are included herein or incorporated herein by reference:

Exhibit
Number	Description
2.1#	Asset Purchase Agreement, by and between Paltalk, Inc. and The Dating Company, LLC, dated as of January 31, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on February 4, 2019 by the Company with the SEC).
2.2#	Amended and Restated Asset Purchase Agreement, dated as of May 29, 2020, by and between Paltalk, Inc. and SecureCo, LLC (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q of the Company filed on August 6, 2020 by the Company with the SEC).
2.3#	Securities Purchase Agreement, dated June 9, 2022, by and among ManyCam ULC, Visicom Media Inc., 2434936 Alberta ULC and Paltalk, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed June 10, 2022 by the Company with the SEC).
3.1	Certificate of Incorporation of Paltalk, Inc. (as amended through May 15, 2020) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company filed November 9, 2021 by the Company with the SEC).
3.2	Amended and Restated By-Laws of Paltalk, Inc. (as amended through May 15, 2020) (as amended through May 15, 2020) (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of the Company filed November 9, 2021 by the Company with the SEC).
4.1	Specimen Stock Certificate of Paltalk, Inc. (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K of the Company filed on March 23, 2022 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Paltalk, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Paltalk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paltalk, Inc.

Date: August 8, 2022	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer)

Paltalk, Inc.

Date: August 8, 2022	By:	/s/ Kara Jenny
Kara Jenny
Chief Financial Officer
(Principal Financial and Accounting Officer)