Form 10-Q
period 2022-09-30
PALTALK, INC.
filed 2022-11-07
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2022
Common Stock, par value $0.001 per share	9,345,059 *

*	Excludes 519,061 shares of common stock that are held as treasury stock by Paltalk, Inc.

PALTALK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to effectively market and generate revenue from our applications;

●	our ability to generate and maintain active users and to effectively monetize our user base;

●	our ability to update our applications to respond to rapid technological changes;

●	the intense competition in the industry in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	our ability to consummate favorable acquisitions and effectively integrate any companies, assets or properties that we acquire;

●	the impact of the COVID-19 pandemic, any economic recession, and the overall inflationary environment on our results of operations and our business;

●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple, Facebook and Google and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;

●	our ability to develop, establish and maintain strong brands;

●	our reliance on our executive officers and consultants;

●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;

●	the ability of foreign governments to restrict access to our applications or impose new regulations;

●	the reliance of our mobile applications on having a mobile data plan and/or Wi-Fi access to gain internet connectivity;

●	the effect of security breaches, computer viruses and cybersecurity incidents;

●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;

●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;

ii

●	our ability to obtain additional capital or financing when and if necessary, to execute our business plan, including through offerings of debt or equity or sale of any of our assets;

●	the risk that we may face litigation resulting from the transmission of information through our applications;

●	the effects of current and future government regulation, including laws and regulations regarding the use of the internet, privacy, cybersecurity and protection of user data and cryptocurrency technology;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to protect our intellectual property rights;

●	our ability to maintain effective internal controls over financial reporting;

●	our ability to offset fees associated with the distribution platforms that host our applications;

●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;

●	our ability to release new applications or improve upon or add features to existing applications on schedule or at all;

●	our reliance on third-party investor relations firms to help create awareness of our Company and compliance by such third parties with regulatory requirements related to promotional reports; and

●	our ability to attract and retain qualified employees and consultants.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALTALK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$15,498,563	$21,636,860
Accounts receivable, net of allowances of $3,648 as of September 30, 2022 and December 31, 2021	120,272	153,448
Prepaid expense and other current assets	308,096	239,258
Total current assets	15,926,931	22,029,566
Operating lease right-of-use asset	179,432	239,491
Property and equipment, net	4,282	69,599
Goodwill	6,326,250	6,326,250
Intangible assets, net	3,800,873	196,543
Digital tokens	-	7,262
Other assets	13,937	13,937
Total assets	$26,251,705	$28,882,648

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$985,105	$1,332,632
Accrued expenses and other current liabilities	193,415	344,441
Contingent consideration	150,000	--
Operating lease liabilities, current portion	81,705	80,309
Deferred subscription revenue	2,060,867	1,915,493
Total current liabilities	3,471,092	3,672,875
Operating lease liabilities, non-current portion	97,727	159,182
Deferred tax liability	851,298	-
Total liabilities	4,420,117	3,832,057
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 9,864,120 shares issued as of September 30, 2022 and December 31, 2021 and 9,515,068 and 9,832,157 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	9,864	9,864
Treasury stock, 349,052 and 31,963 shares as of September 30, 2022 and December 31, 2021, respectively	(766,536)	(194,200)
Additional paid-in capital	35,911,259	35,639,910
Accumulated deficit	(13,322,999)	(10,404,983)
Total stockholders’ equity	21,831,588	25,050,591
Total liabilities and stockholders’ equity	$26,251,705	$28,882,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Subscription revenue	$2,538,764	$3,148,822	$7,945,809	$9,410,096
Advertising revenue	84,703	151,318	248,827	303,601
Technology service revenue	-	77,507	-	451,755
Total revenues	2,623,467	3,377,647	8,194,636	10,165,452
Costs and expenses:
Cost of revenue	775,330	744,566	2,088,974	2,021,863
Sales and marketing expense	370,772	323,758	1,266,387	836,413
Product development expense	1,485,479	1,334,732	4,537,384	3,930,763
General and administrative expense	1,052,289	859,675	3,151,784	2,090,887
Impairment loss on digital tokens	-	571,458	7,262	756,195
Total costs and expenses	3,683,870	3,834,189	11,051,791	9,636,121
(Loss) income from operations	(1,060,403)	(456,542)	(2,857,155)	529,331
Interest income (expense), net	19,750	(195)	(3,004)	1,852
Gain on extinguishment of term debt	-	-	-	506,500
Realized gain (loss) from the sale of digital tokens	-	53,867	-	301,160
Other income (expense)	-	-	(27,361)	-
(Loss) income from operations before provision for income taxes	(1,040,653)	(402,870)	(2,887,520)	1,338,843
Provision for income taxes	(9,712)	(6,166)	(30,496)	(9,466)
Net (loss) income	$(1,050,365)	$(409,036)	$(2,918,016)	$1,329,377

Net (loss) income per share of common stock:
Basic	$(0.11)	$(0.05)	$(0.30)	$0.19
Diluted	$(0.11)	$(0.05)	$(0.30)	$0.18
Weighted average number of shares of common stock used in calculating net (loss) income per share of common stock:
Basic	9,722,157	7,718,034	9,774,904	7,179,953
Diluted	9,722,157	7,718,034	9,774,904	7,201,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Common	Stock	Treasury	Stock	Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2020	6,916,404	$6,917	(9,950)	$(10,859)	$21,568,041	$(11,729,089)	$9,835,010
Stock-based compensation expense	-	-	-	-	31,368	-	31,368
Net income	-	-	-	-	-	916,729	916,729
Balance at March 31, 2021	6,916,404	6,917	(9,950)	(10,859)	21,599,409	(10,812,360)	10,783,107
Stock-based compensation expense	-	-	-	-	(192,342)	-	(192,342)
Net income	-	-	-	-	-	821,684	821,684
Balance at June 30, 2021	6,916,404	$6,917	(9,950)	$(10,859)	$21,407,067	$(9,990,676)	11,412,449
Stock-based compensation expense	-	-	-	-	93,430	-	93,430
Public offering of common stock, net of issuance costs	1,333,310	1,333	-	-	3,229,406	-	3,230,739
Net loss	-	-	-	-	-	(409,036)	(409,036)
Balance at September 30, 2021	8,249,714	$8,250	(9,950)	$(10,859)	$24,729,903	$(10,399,712)	$14,327,582
Balance at December 31, 2021	9,864,120	$9,864	(31,963)	$(194,200)	$35,639,910	$(10,404,983)	$25,050,591
Stock-based compensation expense	-	-	-	-	152,471	-	152,471
Net loss	-	-	-	-	-	(738,945)	(738,945)
Balance at March 31, 2022	9,864,120	$9,864	(31,963)	$(194,200)	$35,792,381	$(11,143,928)	$24,464,117
Stock-based compensation expense	-	-	-	-	59,149	-	59,149
Repurchases of common stock	-	-	(110,000)	(213,180)	-	-	(213,180)
Net loss	-	-	-	-	-	(1,128,706)	(1,128,706)
Balance at June 30, 2022	9,864,120	$9,864	(141,963)	$(407,380)	$35,851,530	$(12,272,634)	$23,181,380
Stock-based compensation expense	-	-	-	-	59,729	-	59,729
Repurchases of common stock	-	-	(207,089)	(359,156)	-	-	(359,156)
Net loss						(1,050,365)	(1,050,365)
Balance at September 30, 2022	9,864,120	$9,864	(349,052)	(766,536)	35,911,259	(13,322,999)	$21,831,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(2,918,016)	$1,329,377
Adjustments to reconcile net (loss) income from operations to net cash (used in) provided by operating activities:
Depreciation of property and equipment	65,317	147,947
Amortization of intangible assets	339,247	138,500
Amortization of operating lease right-of-use assets	60,059	54,625
Impairment loss on digital tokens	7,262	756,195
Realized gain from the sale of digital tokens	-	(301,160)
Gain on extinguishment of term debt	-	(506,500)
Stock-based compensation	271,349	(67,544)
Bad debt expense	-	(3,235)
Changes in operating assets and liabilities:
Digital tokens	-	(876,407)
Accounts receivable	33,176	(42,943)
Digital tokens receivable	-	210,000
Operating lease liability	(60,059)	(54,625)
Digital tokens payable	-	210,049
Prepaid expense and other current assets	(68,838)	25,442
Accounts payable, accrued expenses and other current liabilities	(498,553)	270,100
Deferred subscription revenue	145,374	(199,766)
Net cash (used in) provided by operating activities	(2,623,682)	1,090,055
Cash flows from investing activities:
Acquisition of ManyCam assets	(2,700,000)	-
Acquisition related costs of ManyCam assets	(242,279)	-
Proceeds from the sale of digital tokens	-	806,618
Net cash (used in) provided by investing activities	(2,942,279)	806,618
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuances costs	-	3,230,739
Purchase of treasury stock	(572,336)	-
Net cash (used in) provided by financing activities	(572,336)	3,230,739
Net (decrease) increase in cash and cash equivalents	(6,138,297)	5,127,412
Balance of cash and cash equivalents at beginning of period	21,636,860	5,585,420
Balance of cash and cash equivalents at end of period	$15,498,563	$10,712,832
Supplemental disclosure of cash flow information:
Cash paid during the periods:
Interest	$-	$-
Taxes	$-	$-
Non-cash investing and financing activities:
Write-off of property and equipment	$1,475,649	$-
Deferred tax liability associated with the acquisition of ManyCam assets	$851,298	$-
Accrued Contingent Consideration	$150,000	$-
Modification of operating lease right-of use asset and liability	$-	$244,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

Overview

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

ManyCam Asset Acquisition

On June 9, 2022 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and among the Company, ManyCam ULC, an unlimited liability company incorporated under the laws of the Province of Alberta and a wholly owned subsidiary of the Company (the “Purchaser”), Visicom Media Inc., a Canadian corporation (the “Visicom”), and 2434936 Alberta ULC, an unlimited liability company incorporated under the laws of the Province of Alberta (“Target NewCo”), pursuant to which the Purchaser purchased, effective as of the Effective Date, all of the issued and outstanding shares of Target NewCo (the “ManyCam Acquisition”). Prior to the ManyCam Acquisition, Target NewCo held all assets related to, or used by Visicom in connection with, the business of developing and distributing virtual webcam driver software, including virtual backgrounds and/or “masks” or other camera effects (other than the Excluded Contracts (as defined in the Securities Purchase Agreement)), whether tangible or intangible, including, but not limited to, Target NewCo’s ManyCam software (“ManyCam”) and related source code, customer lists, customer relationships and all associated customer information, contracts with contractors and suppliers, brand names, trade secrets, trademarks, trade names, designs, copyrights, websites, all URLs, goodwill and intellectual property associated with each of the foregoing (collectively, the “Conveyed Assets”). The Company concluded that the Conveyed Assets were not considered a business for purposes of Regulation S-X and Accounting Standards Codification (“ASC”) 805, Business Combinations.

The purchase price for the Conveyed Assets was $2.7 million in cash consideration, plus a potential earn-out payment of up to $600,000 upon the achievement of certain performance thresholds over the six-month period following the closing of the ManyCam Acquisition. For more information regarding the ManyCam Acquisition, see Note 3.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheets and statements of operations, cash flows and changes in stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the nine months ended September 30, 2022 are not necessarily indicative of results for the year ending December 31, 2022, or for any other period.

Macro-Economic Factors and COVID-19 Update

The Company’s results of operations have been and may continue to be negatively impacted by the uncertainty regarding COVID-19 and macro-economic factors, including the timing of economic recessions and/or recovery and the overall inflationary environment. Prolonged periods of inflation may affect the Company’s ability to target new customers as well as keep existing customers engaged, and may ultimately have a correlating effect on the Company’s users’ discretionary spending. Furthermore, the recent strength of the US dollar compared to foreign currencies could have a negative effect on the Company’s non-US customer base, as the Company’s subscription prices are based in US dollars.

The global spread of the COVID-19 pandemic and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. COVID-19 continues to have an unpredictable and unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions and potential quarantines. Although the Company’s core multimedia social applications were able to support the increased demand the Company experienced from the second quarter of 2020 through the year ended December 31, 2021, the extent of the future impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict. Adverse economic and market conditions as well as the lifting of COVID-19 restrictions could also affect the demand for the Company’s applications. If the pandemic continues to cause significant negative impacts to economic conditions, the Company’s results of operations, financial condition and liquidity could be materially and adversely impacted.

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

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2022, there were no significant changes made to the Company’s significant accounting policies, except for the acquisition of the Conveyed Assets which is discussed in Note 3 below.

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

Significant estimates relied upon in preparing these financial statements include the valuation inputs used in determining the fair value of the ManyCam assets, described more fully below. Management evaluates these estimates on an ongoing basis. Changes in estimates are recorded in the period in which they become known. The Company bases estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates.

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

Fair Value Measurements

The fair value framework under the guidance issued by the Financial Accounting Standards Board (“FASB”) requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, would generally require significant management judgment. The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

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

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the three and nine months ended September 30, 2022 and 2021, subscriptions were offered in durations of one-, three-, six-, twelve- and twenty-four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets. Deferred revenue at December 31, 2021 was $1,915,493, $1,529,597 of which was subsequently recognized as subscription revenue during the nine months ended September 30, 2022. The ending balance of deferred revenue at September 30, 2022 and 2021 was $2,060,867 and $1,858,955, respectively.

In addition, the Company offers virtual gifts to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and are under the users’ control. Virtual gift revenue is recognized upon the users’ redemption of virtual gifts at the fixed transaction price and included in subscription revenue in the accompanying condensed consolidated statements of operations. Virtual gift revenue is presented as deferred revenue in the condensed consolidated balance sheets until virtual gifts are redeemed. Virtual gift revenue was $966,757 and $3,327,781 for the three and nine months ended September 30, 2022, respectively. Virtual gift revenue was $1,450,757 and $4,259,933 for the three and nine months ended September 30, 2021, respectively. The ending balance of deferred revenue from virtual gifts at September 30, 2022 and 2021 was $372,559 and $305,767, respectively.

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

Given the trading availability of Props tokens in various active markets, the Company calculated the fair value of digital tokens based on the observable daily quoted market prices (Level 1 inputs) on multiple international exchanges, as recorded on CoinmarketCap. The total net revenue value recognized as earned was $77,507 and $451,755 for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the value of all digital tokens has been reduced to zero.

The Company did not generate any technology service revenue during the three and nine months ended September 30, 2022.

3. Asset Acquisition – Securities Purchase Agreement

As discussed above, on June 9, 2022, the Company entered into the Securities Purchase Agreement by and among the Company, the Purchaser, Visicom and Target NewCo, pursuant to which the Purchaser purchased, effective as of the Effective Date, all of the issued and outstanding shares of Target NewCo.

The Purchaser acquired the Conveyed Assets for a cash purchase price of $2.7 million (the “Cash Consideration”). In addition to the Cash Consideration, Visicom is entitled to receive an additional payment of up to $600,000 (the “Earn-Out Payment”) based on the sales of the ManyCam software less chargebacks and refunds (“Gross Sales”) in the six-month period following the Closing (the “Earn-Out Period”) as follows: (i) if the Gross Sales during the Earn-Out Period are greater than $800,000, the Earn-Out Payment shall be $600,000, (ii) if the Gross Sales during the Earn-Out Period are greater than $700,000 but less than $800,000, the Earn-Out Payment shall be $300,000, (iii) if the Gross Sales during the Earn-Out Period are greater than $600,000 but less than $700,000, the Earn-Out Payment shall be $150,000 and (iv) if the Gross Sales during the Earn-Out Period do not exceed $600,000, then the Seller will not be paid any portion of the Earn-Out Payment. The Company concluded that the Conveyed Assets were not considered a business for purposes of Regulation S-X and ASC 805, Business Combinations. Based on performance as of September 30, 2022, the Company determined that it was likely that Gross Sales during the Earn Out Period would exceed $600,000 but be less than $700,000, and as a result, the Company recorded a liability in the amount of $150,000 for payment to the Seller, with a corresponding adjustment to the cost basis of the Conveyed Assets, as it is likely that the contingency will be resolved.

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

	Estimated Fair Value	Estimated Contingent Consideration Allocation at September 30, 2022	Total Allocation	Estimated Useful Life in Years
Internally developed software	$1,504,000	$83,550	$1,587,550	7
Intellectual property (trade names, trademarks, URLs)	321,000	17,850	338,850	3
Subscriber Relationships/Customer List	875,000	48,600	923,600	7
Total acquired assets	$2,700,000	$150,000	$2,850,000

The estimated aggregate amortization expense for each of the next five years and thereafter will approximate $161,315 for the remainder of 2022, $645,260 in 2023, $645,260 in 2024, $558,562 in 2025, $490,748 in 2026 and $1,196,880 thereafter.

The Company incurred approximately $242,000 of expenses in connection with the ManyCam Acquisition and capitalized them accordingly.

As part of the accounting for the ManyCam assets, the Company provisionally recorded a deferred tax liability of $0.9 million with an offset to intangible assets related to the excess financial reporting basis over the tax basis of the Conveyed Assets.

On June 30, 2022, the Company entered into a License Agreement with Visicom (the “License Agreement”), pursuant to which the Company agreed to distribute, at the discretion and direction of Visicom, a specified number of ManyCam software updates to certain license holders to whom Visicom has previously granted a “lifetime” license to ManyCam software. As consideration for distributing the software updates, Visicom paid the Company an initial upfront nonrefundable payment of $65,000. The License Agreement provides that Visicom may purchase additional licenses at prices specified therein. Other than providing a one-time, limited license to Visicom for the distribution of ManyCam software updates pursuant to the terms of the License Agreement, the Company does not have any obligation to provide support or service to the licensee end users. The Company recognized the $65,000 payment as revenue during the three months ended September 30, 2022, as it satisfied its performance obligation as specified in the License Agreement.

4. Property and Equipment, Net

Property and equipment, net consisted of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
	(unaudited)
Computer equipment	$311,335	$866,459
Website development	2,155,798	3,076,323
Furniture and fixtures	47,463	47,463
Total property and equipment	2,514,596	3,990,245
Less: Accumulated depreciation	(2,510,314)	(3,920,646)
Total property and equipment, net	$4,282	$69,599

Depreciation expense for the three and nine months ended September 30, 2022 was $13,399 and $65,317, respectively, as compared to $46,090 and $147,947 for the three and nine months ended September 30, 2021, respectively.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Intangible Assets, Net

Intangible assets, net consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$50,000	$(33,125)	16,875	$50,000	$(31,251)	$18,749
Trade names, trademarks product names, URLs	1,023,864	(568,844)	455,020	555,000	(509,148)	45,852
Internally developed software	4,186,713	(2,086,523)	2,100,190	1,990,000	(1,990,000)	-
Subscriber/customer relationships	3,557,000	(2,328,212)	1,228,788	2,279,000	(2,147,058)	131,942
Total intangible assets	$8,817,577	$(5,016,704)	3,800,873	$4,874,000	$(4,677,457)	$196,543

Amortization expense for the three and nine months ended September 30, 2022 was $206,725 and $339,247, respectively, as compared to $46,167 and $138,500 for the three and nine months ended September 30, 2021, respectively. The aggregate amortization expense for each of the next five years and thereafter is estimated to be $217,558 for the remainder of 2022, $663,260 in 2023, $662,615 in 2024, $561,062 in 2025, $493,248 in 2026 and $1,203,130 thereafter.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	September 30,	December 31,
	2022	2021
	(unaudited)
Compensation, benefits and payroll taxes	$134,076	$318,150
Income tax payable	6,470	-
Other accrued expenses	202,869	26,291
Total accrued expenses and other current liabilities	$343,415	$344,441

7. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2022, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

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

For the three and nine months ended September 30, 2022, the Company recorded an income tax provision of $9,712 and $30,496, respectively, primarily related to state and local taxes. The effective tax rate for the three and nine months ended September 30, 2022 was (0.95)% and (1.06)%, respectively. The effective tax rate differs from the statutory rate of 21% as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

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

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Stockholders’ Equity

The Paltalk, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 36,402 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The Paltalk, Inc. 2016 Long-Term Incentive Plan (“the 2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of September 30, 2022, there were 773,921 shares available for future issuance under the 2016 Plan.

Stock Repurchase Plan

On March 21, 2022, the Board of Directors of the Company approved a stock repurchase plan for up to $1,750,000 of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan is effective as of March 29, 2022 and expires on the one-year anniversary of such date. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the Stock Repurchase Plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased will be determined by a committee of the Board of Directors at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, alternative investment opportunities and other corporate considerations. As of September 30, 2022, 317,089 shares of common stock had been repurchased by the Company pursuant to the Stock Repurchase Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the nine months ended September 30, 2022:

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

The following table summarizes stock option activity during the nine months ended September 30, 2022:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2022	435,770	$5.31
Granted	248,500	2.66
Forfeited or canceled, during the period	(35,788)	2.94
Expired, during the period	(8,275)	51.21
Outstanding at September 30, 2022	640,207	$3.82
Exercisable at September 30, 2022	450,157	$4.38

At September 30, 2022, there was $403,847 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.28 years.

On September 30, 2022, the aggregate intrinsic value of stock options that were outstanding and exercisable was $12,980 and $12,980, respectively. On September 30, 2021, the aggregate intrinsic value of stock options that were outstanding and exercisable was $3,186,961 and $2,578,975, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended September 30, 2022, the Company granted stock options to members of the Board of Directors to purchase an aggregate of 24,000 shares of common stock at an exercise price of $2.66 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2022 and have a term of ten years. During the nine months ended September 30, 2022, the Company also granted options to employees to purchase an aggregate of 224,500 shares of common stock. These options have varying vesting dates ranging between the grant date and four years from the grant date, have a term of ten years and have an exercise price of $2.66. The aggregate fair value for the stock options granted during the nine months ended September 30, 2022 and 2021 was $636,957 and $145,522, respectively.

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of revenue	$2,225	$67,000	$17,281	$67,182
Sales and marketing expense	652	95	1,408	198
Product development expense	7,035	2,755	17,774	8,539
General and administrative expense	49,817	23,580	234,886	(143,463)
Total stock-based compensation expense	$59,729	$93,430	$271,349	$(67,544)

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

As discussed above, on March 29, 2022, the Company implemented the Stock Repurchase Plan to repurchase up to $1,750,000 of its outstanding common stock for cash. The Stock Repurchase Plan expires on March 29, 2023. As of September 30, 2022, 317,089 shares of common stock had been repurchased by the Company pursuant to the Stock Repurchase Plan, which shares have been classified as treasury shares on the Company’s condensed consolidated balance sheets.

As of September 30, 2022 and December 31, 2021, the Company had 349,052 and 31,963 shares, respectively, of its common stock classified as treasury shares.

9. Net (Loss) Income Per Share

Basic earnings and net (loss) income per share are computed by dividing the net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted income per share. For the three and nine months ended September 30, 2022, 640,207 shares issuable upon the exercise of outstanding stock options, were not included in the computation of diluted net loss per share from operations because their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2021, 517,972 and 496,421 shares issuable upon the exercise of outstanding stock options, respectively, were not included in the computation of diluted net income per share because their inclusion would be antidilutive. For the nine months ended September 30, 2021, 21,551 shares issuable upon the exercise of outstanding stock options, respectively, were included in the computation of diluted net income per share from operations because their inclusion would be dilutive.

The following table summarizes the net (loss) income per share calculation for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net (loss) income from operations – basic and diluted	$(1,050,365)	$(409,036)	$(2,918,016)	$1,329,377
Weighted average shares outstanding – basic	9,722,157	7,718,034	9,774,904	7,179,953
Weighted average shares outstanding – diluted	9,722,157	7,718,034	9,774,904	7,201,504
Per share data:
Basic from operations	$(0.11)	$(0.05)	$(0.30)	$0.19
Diluted from operations	$(0.11)	$(0.05)	$(0.30)	$0.18

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

As of September 30, 2022, the Company had no long-term leases that were classified as financing leases. As of September 30, 2022, the Company did not have additional operating and financing leases that had not yet commenced.

At September 30, 2022, the Company had operating lease liabilities of approximately $179,000 and ROU assets of approximately $179,000, which are included in the condensed consolidated balance sheets.

Total rent expense for the nine months ended September 30, 2022 was $62,819, of which $3,000 was sublease income. Total rent expense for the nine months ended September 30, 2021 was $64,782, of which $3,000 was sublease income. Rent expense is recorded under general and administrative expense in the condensed consolidated statements of operations.

The following table summarizes the Company’s operating leases for the periods presented:

	Nine Months Ended
	September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:	$60,059	$54,625
Weighted average assumptions:
Remaining lease term	2.2	3.2
Discount rate	2.3%	2.3%

As of September 30, 2022, future minimum payments under non-cancelable operating leases were as follows:

For the year ending December 31,	Amount
2022	21,244
2023	84,975
2024	77,893
Total	$184,112
Less: present value adjustment	(4,680)
Present value of minimum lease payments	$179,432

PALTALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Commitments and Contingencies

Officer Employment Agreements

On March 23, 2022, the Company entered into Amended and Restated Employment Agreements with the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which amended and restated their existing employment agreements with the Company dated October 7, 2016 and December 9, 2019, respectively. The agreements are each for a term of one year with auto renewal provisions. Except for adjustments to base salaries, all other terms and conditions of the prior employment agreements between the Company and the CEO and CFO remained in full force and effect. The CEO agreement is retroactive to February 2021. The CFO agreement is retroactive to January 2022. Aggregate commitments of base salaries under the agreements for 2022 total $490,000. Should the agreements be renewed for 2023 and beyond, the aggregate base salary commitments would total $510,000 per year.

Patent Litigation

On July 23, 2021, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit against WebEx Communications, Inc., Cisco WebEx LLC, and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas. The Company alleges that some of Cisco’s Webex products have infringed U.S. Patent No. 6,683,858, and that the Company is entitled to damages. A Markman hearing took place on February 24, 2022 and a trial is currently scheduled for the first quarter of 2023.

On September 7, 2022, the United States Patent Office, (“USPTO”) issued a reexamination of U.S. Patent No. 6,683,858. On September 16, 2022, Cisco filed a motion to stay the lawsuit pending the re-examination.

Other Legal Proceedings

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of September 30, 2022.

12. Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2022 and 2021, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2022 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2021, all amounts herein are unaudited.

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

We believe that the scale of our user base presents a competitive advantage in the video social networking industry and provides growth opportunities to advance our existing products with up-sell opportunities and build future brands with cross-sell offers. We also believe that our proprietary consumer app technology platform can scalably support large communities of users in activities such as video, voice and text chat, online card games and board games and provide robust user monetization tools.

Our continued growth depends on attracting new consumer application users through the introduction of new applications, features and partnerships and further penetration of our existing markets. Our principal growth strategy is to invest in the development of proprietary software, expand our sales and marketing efforts with respect to such software, and increase our consumer application user base through potential platform partnerships and new and existing advertising campaigns that we run through internet and mobile advertising networks, all while balancing the capital needs of the business. Our strategy also includes acquiring, or investing in, technologies, solutions or businesses that complement our business and cross-selling them to additional synergistic businesses.

Our strategy is to approach these opportunities in a measured way, being mindful of our resources and evaluating factors such as potential revenue, time to market and amount of capital needed to invest in the opportunity.

Recent Developments

ManyCam Asset Acquisition

On June 9, 2022 (the “Effective Date”), we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and among the Company, ManyCam ULC, an unlimited liability company incorporated under the laws of the Province of Alberta and a wholly owned subsidiary of the Company (the “Purchaser”), Visicom Media Inc., a Canadian corporation (“Visicom”), and 2434936 Alberta ULC, an unlimited liability company incorporated under the laws of the Province of Alberta (“Target NewCo”), pursuant to which the Purchaser purchased, effective as of the Effective Date, all of the issued and outstanding shares of Target NewCo (the “ManyCam Acquisition”). Prior to the ManyCam Acquisition, Target NewCo held all assets related to, or used by Visicom in connection with, the business of developing and distributing virtual webcam driver software, including virtual backgrounds and/or “masks” or other camera effects (other than the Excluded Contracts (as defined in the Securities Purchase Agreement)), whether tangible or intangible, including, but not limited to, Target NewCo’s ManyCam software (“ManyCam”) and related source code, customer lists, customer relationships and all associated customer information, contracts with contractors and suppliers, brand names, trade secrets, trademarks, trade names, designs, copyrights, websites, all URLs, goodwill and intellectual property associated with each of the foregoing (collectively, the “Conveyed Assets”).

The Purchaser acquired the Conveyed Assets for a cash purchase price of $2.7 million (the “Cash Consideration”). In addition to the Cash Consideration, Visicom is entitled to receive an additional payment of up to $600,000 (the “Earn-Out Payment”) based on the sales of the ManyCam software less chargebacks and refunds (“Gross Sales”) in the six-month period following the Closing (the “Earn-Out Period”) as follows: (i) if the Gross Sales during the Earn-Out Period are greater than $800,000, the Earn-Out Payment shall be $600,000, (ii) if the Gross Sales during the Earn-Out Period are greater than $700,000 but less than $800,000, the Earn-Out Payment shall be $300,000, (iii) if the Gross Sales during the Earn-Out Period are greater than $600,000 but less than $700,000, the Earn-Out Payment shall be $150,000 and (iv) if the Gross Sales during the Earn-Out Period do not exceed $600,000, then Visicom will not be paid any portion of the Earn-Out Payment.

Based on performance as of September 30, 2022, we determined that it was likely that Gross Sales during the Earn-Out Period would exceed $600,000 but be less than $700,000 and as a result, we recorded a liability in the amount of $150,000 for payment to the seller, with a corresponding adjustment to the cost basis of the Conveyed Assets, as it is likely that the applicable Gross Sales threshold of $600,000 will be met and the contingency will be resolved.

As part of the accounting for the ManyCam assets, we provisionally recorded a deferred tax liability of $0.9 with an offset to intangible assets related to the excess financial reporting basis over the tax basis of the Conveyed Assets.

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

Macro-Economic Factors and COVID-19 Update

Our results of operations have been and may continue to be negatively impacted by the uncertainty regarding COVID-19 and macro-economic factors, including the timing of economic recessions and/or recovery and the overall inflationary environment. Prolonged periods of inflation may affect our ability to target new customers as well as keep existing customers engaged and may ultimately have a correlating effect on our users’ discretionary spending. Furthermore, the recent strength of the US dollar compared to foreign currencies could have a negative effect on our non-US customer base, as our subscription prices are based in US dollars.

The global spread of the COVID-19 pandemic and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. COVID-19 continues to have an unpredictable and unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions and potential quarantines. Although our core multimedia social applications were able to support the increased demand we experienced from the second quarter of 2020 through the year ended December 31, 2021, the extent of the future impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict. Adverse economic and market conditions as well as the lifting of COVID-19 restrictions could also affect the demand for our applications. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be materially and adversely impacted.

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

Operational Highlights and Objectives

During the nine months ended September 30, 2022, we executed key components of our objectives:

●	acquired the core assets of ManyCam, a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools and worked on cross-selling the ManyCam software to commercial businesses as well as retail consumers;

●	repurchased over 317,000 shares of the Company’s common stock pursuant to a stock repurchase plan at an average price per share of $1.80, or an aggregate amount of $572,000; and

●	engaged Roth Capital Partners, LLC (“Roth”) as our financial advisor and investment banker to explore strategic initiatives focused on buy-side acquisitions;

For the near term, our business objectives include:

●	adjusting our spending to better align with overall macro-economic conditions and investing in a measured way that ensures responsible cash management;

●	working with Roth to continue to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other assets or entities that are synergistic to our business;

●	optimizing our acquisition of the ManyCam software to not only maximize subscription revenue but to integrate and cross-sell with our existing customer base and explore business-to-business sales opportunities;

●	continuing to implement several enhancements to our live video chat applications as well as the integration of card and board games and other features focused on user retention and monetization, which collectively are intended to increase user engagement and revenue opportunities;

●	continuing to develop our consumer application platform strategy by seeking potential partnerships with large third-party communities to whom we could promote a co-branded version of our video chat products and potentially share in the incremental revenues generated by these partner communities; and

●	continuing to defend our intellectual property.

Sources of Revenue

Our main sources of revenue are subscription, advertising and other fees generated from users of our core video chat products, Paltalk and Camfrog, as well as revenue from downloads of our ManyCam software products. We expect that the majority of our revenue in future periods will continue to be generated from our core video chat products. We also have historically generated technology service revenue under licensing and service agreements that we negotiate with third parties which includes development, integration, engineering, licensing or other services that we provide.

Subscription Revenue

Our video chat platforms generate revenue primarily through subscription fees. Our tiers of subscriptions provide users with unlimited video windows and levels of status within the community. Multiple subscription tiers are offered in different durations depending on the product from one-, six-, twelve- and twenty-four-month terms, which continue to vary as we continue to test and optimize length and pricing. Longer-term plans (those with durations longer than one month) are generally available at discounted monthly rates. Levels of membership benefits are offered in tiers, with the least membership benefits in the lowest paid tier and the most membership benefits in the highest paid tier. Our membership tiers are “Plus,” “Extreme,” “VIP” and “Prime” for Paltalk and “Pro,” “Extreme” and “Gold” for Camfrog. We also hold occasional promotions that offer discounted subscriptions and virtual gifts. Subscriptions for ManyCam are generally offered in annual and two-year terms, with exceptions made for enterprise sales.

We recognize revenue from monthly premium subscription services beginning in the month in which the subscriptions are originated. Revenues from multi-month (or annual) subscriptions are recognized on a gross and straight-line basis over the length of the subscription period. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets.

We also offer virtual gifts to our users through our Paltalk, Camfrog and TinyChat applications. Users may purchase credits that can be redeemed for a host of virtual gifts such as a rose, a beer, or a car, among other items. Virtual gift revenue is recognized upon the users’ utilization of the virtual gift and included in subscription revenue. The unearned portion of virtual gifts revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets.

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

Impairment loss on digital tokens

Impairment loss on digital tokens results from the daily assessment of the Props tokens’ quoted market prices, as reflected on CoinmarketCap, and adjusting the recorded carrying amount to the amount equal to the lowest quoted market price during the period in which the Props tokens are held. During the three and nine months ended September 30, 2022 and September 30, 2021, we recorded a non-cash impairment charge in the amount of $0 and $7,262,and $571,458 and $756,195 respectively, which is reported in our accompanying condensed consolidated statements of operations, as a result of the decline in the quoted market prices below the market price of their acquisition.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Subscription bookings	$2,759,762	$2,996,414	$8,091,183	$9,210,330
Net cash (used in) provided by operating activities	$(979,748)	$478,067	$(2,623,682)	$1,090,055
Net (loss) income	$(1,050,365)	$(409,036)	$(2,918,016)	$1,329,377
Adjusted EBITDA	$(780,550)	$300,603	$(2,173,979)	$1,504,429
Adjusted EBITDA as percentage of total revenues	(29.8)%	8.9%	(26.5)%	14.8%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Reconciliation of net (loss) income to Adjusted EBITDA:
Net (loss) income	$(1,050,365)	$(409,036)	$(2,918,016)	$1,329,377
Interest (income) expense, net	(19,750)	195	3,004	(1,852)
Other (income) expense, net	-		27,361	-
Gain on extinguishment of term debt	-	-	-	(506,500)
Provision for income taxes	9,712	6,166	30,496	9,466
Realized gain from sale of digital tokens	-	(53,867)	-	(301,160)
Impairment loss on digital tokens	-	571,458	7.262	756,195
Depreciation and amortization expense	220,124	92,257	404,565	286,447
Stock-based compensation expense	59,729	93,430	271,349	(67,544)
Adjusted EBITDA	$(780,550)	$300,603	$(2,173,979)	$1,504,429

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	29.6%	22.0%	25.5%	19.9%
Sales and marketing expense	14.1%	9.6%	15.5%	8.2%
Product development expense	56.6%	39.5%	55.4%	38.7%
General and administrative expense	40.1%	25.5%	38.5%	20.6%
Impairment loss on digital tokens	0.0%	16.9%	0.1%	7.4%
Total costs and expenses	140.4%	113.5%	134.9%	94.8%
(Loss) income from operations	(40.4)%	(13.5)%	(34.9)%	5.2%
Interest (expense) income, net	(0.7)%	(0.0)%	(0.0)%	0.0%
Gain on extinguishment of term debt	-%	-%	-%	5.0%
Realized gain from sale of digital tokens	-%	1.6%	-%	3.0%
Other income (expense), net	0.7%	-%	(0.3)%	-%
(Loss) income from operations before provision for income taxes	(39.7)%	(11.9)%	(35.2)%	13.2%
Provision for income taxes	(0.4)%	(0.2)%	(0.4)%	(0.1)%
Net (loss) income	(40.0)%	(12.1)%	(35.6)%	13.1%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenue

Total revenue decreased by 22.3% to $2,623,467 for the three months ended September 30, 2022 from $3,377,647 for the three months ended September 30, 2021. This decrease was primarily driven by a decrease in subscription revenue and a decrease in technology service revenue driven by the termination of the YouNow Agreement.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenue for the three months ended September 30, 2022 and September 30, 2021, the decrease between those periods, the percentage decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	September 30,		$	%	September 30,
	2022	2021	(Decrease)	(Decrease)	2022	2021
Subscription revenue	$2,538,764	3,148,822	(610,058)	(19.4)%	96.8%	93.2%
Advertising revenue	84,703	151,318	(66,615)	(44.0)%	3.2%	4.5%
Technology service revenue	-	77,507	(77,507)	(100.0)%	0.0%	2.3%
Total revenues	$2,623,467	3,377,647	(754,180)	(22.3)%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the three months ended September 30, 2022 decreased by $610,058, or 19.4%, as compared to the three months ended September 30, 2021. The decrease in subscription revenue was primarily driven by a decrease in new subscribers as well as a decrease in virtual gift revenue across the Paltalk and Camfrog applications. We attribute this decrease to the overall macro-economic environment that may limit a customer’s access to discretionary spending, as well as, to a lesser degree, the lifting of various COVID-19 related restrictions in certain of our target markets that had previously prohibited individuals from leaving their homes which in turn has caused customers to devote less time to their social applications. As ManyCam is a new product offering that sells primarily annual subscriptions, its revenue is consistent with similar annual subscription models in their early stages, as the cash received traditionally will outpace the subscription revenue recognized. We anticipate that subscription revenue related to ManyCam will increase in future quarters as the deferred revenue generated from ManyCam subscriptions is recognized.

Advertising Revenue

Our advertising revenue for the three months ended September 30, 2022 decreased by $66,615, or 44.0%, as compared to the three months ended September 30, 2021. The decrease in advertising revenue was primarily due to a decrease in the volume of advertising impressions due to a slower growing user base as well as overall decline in the advertising market.

Technology Service Revenue

Our technology service revenue for the three months ended September 30, 2022 decreased by $77,507, or 100.0%, as compared to the three months ended September 30, 2021. The decrease in technology service revenue was driven by the termination of the YouNow Agreement, effective November 23, 2021. We do not expect to generate a material amount of technology service revenue in future periods.

Costs and Expenses

Total costs and expenses for the three months ended September 30, 2022 decreased by $150,319, or 3.9%, as compared to the three months ended September 30, 2021. The following table presents our costs and expenses for the three months ended September 30, 2022 and 2021, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	September 30,		Increase	Increase	September 30,
	2022	2021	(Decrease)	(Decrease)	2022	2021
Cost of revenue	$775,330	$744,566	30,764	4.1%	29.6%	22.0%
Sales and marketing expense	370,772	323,758	47,014	14.5%	14.1%	9.6%
Product development expense	1,485,479	1,334,732	150,747	11.3%	56.6%	39.5%
General and administrative expense	1,052,289	859,675	192,614	22.4%	40.1%	25.5%
Impairment loss on digital tokens	-	571,458	(571,458)	(100.0)%	0.0%	16.9%
Total costs and expenses	$3,683,870	$3,834,189	(150,319)	(3.9)%	140.4%	113.5%

Cost of revenue

Our cost of revenue for the three months ended September 30, 2022 increased by $30,764, or 4.1%, as compared to the three months ended September 30, 2021. The increase in cost of revenue expenses was primarily attributed to an increase of approximately $104,000 of expenses related to ManyCam sales and was partially offset by a decrease of approximately $65,000 in stock-based compensation expense.

Sales and marketing expense

Our sales and marketing expense for the three months ended September 30, 2022 increased by $47,014, or 14.5%, as compared to the three months ended September 30, 2021. The increase in sales and marketing expense for the three months ended September 30, 2022 was primarily due to an increase of approximately $45,000 in marketing user acquisition expenses, including agent fees, as we continue to focus on increasing user engagement spend through the efforts of our third-party marketing agencies.

Product development expense

Our product development expense for the three months ended September 30, 2022 increased by $150,747, or 11.3%, as compared to the three months ended September 30, 2021. The increase was primarily due to an increase of approximately $156,000 related to expenses related to ManyCam expenses.

General and administrative expense

Our general and administrative expense for the three months ended September 30, 2022 increased by $192,614, or 22.4%, as compared to the three months ended September 30, 2021. The increase in general and administrative expense for the three months ended September 30, 2022 was due to an increase in amortization expense of approximately $160,000, and an increase in insurance expense of approximately $37,000.

Impairment loss on digital tokens

We recorded a non-cash impairment loss on digital tokens of $0 and $571,458 for the three months ended September 30, 2022 and September 30, 2021, respectively, as a result of declines in the quoted market prices of certain digital tokens below the market price of their acquisition.

Non-Operating (Loss) Income

The following table presents the components of non-operating (loss) income for the three months ended September 30, 2022 and the three months ended September 30, 2021, the increase and decrease between those periods and the percentage increase and decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	September 30,		Increase	Increase	September 30,
	2022	2021	(Decrease)	(Decrease)	2022	2021
Interest income (expense), net	$453	(195)	648	332.3%	0.0%	(0.0)%
Realized gain from sale of digital tokens	-	53,867	(53,867)	(100.0)%	-	-%
Other income, net	19,297	-	19,297	100.0%	(0.7)%	1.6%
Total non-operating income (loss)	$19,750	53,672	(33,922)	(63.2)%	(0.7)%	1.6%

Non-operating income for the three months ended September 30, 2022, was $19,750, a decrease of $33,922, or 63.2%, as compared to non-operating income of $53,672 for the three months ended September 30, 2021. The decrease in non-operating income primarily resulted from the gain from sale of digital tokens during the three months ended September 30, 2021 that was not similarly recognized during the three months ended September 30, 2022.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the three months ended September 30, 2022, and September 30, 2021, we recorded an income tax provision of $9,712 and $6,166, respectively, consisting primarily of state and local taxes.

As of September 30, 2022, our conclusion regarding the realizability of our US deferred tax assets did not change and we recorded a full valuation allowance against them.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenue

Revenue decreased to $8,194,636 for the nine months ended September 30, 2022, from $10,165,452 for the nine months ended September 30, 2021. The decrease was primarily driven by a decrease in subscription revenue of $1,464,287 along with a decrease of $451,755 in technology service revenue driven by the termination of the YouNow Agreement.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenues for the nine months ended September 30, 2022 and the nine months ended September 30, 2021, the decrease between those periods, the percentage decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Nine Months Ended				Nine Months Ended
	September 30,		$	%	September 30,
	2022	2021	(Decrease)	(Decrease)	2022	2021
Subscription revenue	$7,945,809	$9,410,096	$(1,464,287)	(15.6)%	97.0%	92.6%
Advertising revenue	248,827	303,601	(54,774)	(18.0)%	3.0%	3.0%
Technology service revenue	-	451,755	(451,755)	(100.0)%	-%	4.4%
Total revenues	$8,194,636	$10,165,452	$(1,970,816)	(19.4)%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the nine months ended September 30, 2022 decreased by $1,464,287, or 15.6%, as compared to the nine months ended September 30, 2021. The decrease in subscription revenue was primarily driven by a decrease in new subscribers as well as a decrease in virtual gifts across the Paltalk and Camfrog applications. We attribute this decrease primarily to the overall macro-economic environment that may limit a customer’s access to discretionary spending, as well as, to a lesser degree, the lifting of various COVID-19 related restrictions in certain of our target markets that prohibited individuals from leaving their homes, which in turn may have caused customers to devote less time to their social applications.

Advertising Revenue

Our advertising revenue for the nine months ended September 30, 2022 decreased by $54,774, or 18.0%, as compared to the nine months ended September 30, 2021. The decrease in advertising revenue was primarily due to a decrease in the volume of advertising impressions related to changes in and the optimization of third-party advertising partners due to a slower growing user base as well as overall decline in the advertising market.

Technology Service Revenue

Our technology service revenue for the nine months ended September 30, 2022 decreased by $451,755, or 100.0%, as compared to the nine months ended September 30, 2021. The decrease in technology service revenue was driven by the termination of the YouNow Agreement, effective November 23, 2021. We do not expect to generate a material amount of technology service revenue in future periods.

Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2022 reflect an increase in costs and expenses of $1,415,670, or 14.7%, as compared to the nine months ended September 30, 2021. The following table presents our costs and expenses for the nine months ended September 30, 2022 and 2021, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Nine Months Ended		$	%	Nine Months Ended
	September 30,		Increase	Increase	September 30,
	2022	2021	(Decrease)	(Decrease)	2022	2021
Cost of revenue	$2,088,974	$2,021,863	67,111	3.3%	25.5%	19.9%
Sales and marketing expense	1,266,387	836,413	429,974	51.4%	15.5%	8.2%
Product development expense	4,537,384	3,930,763	606,621	15.4%	55.4%	38.7%
General and administrative expense	3,151,784	2,090,887	1,060,897	50.7%	38.5%	20.6%
Impairment loss on digital tokens	7,262	756,195	(748,933)	(99.0)%	0.1%	7.4%
Total costs and expenses	$11,051,791	$9,636,121	1,415,670	14.7%	134.9%	94.8%

Cost of revenue

Our cost of revenue for the nine months ended September 30, 2022 increased by $67,111, or 3.3%, as compared to the nine months ended September 30, 2021. The increase for the nine months ended September 30, 2022 was primarily driven by an increase in approximately $130,000 of ManyCam expenses and was offset by a decrease in stock-based compensation expense of approximately $50,000.

Sales and marketing expense

Our sales and marketing expense for the nine months ended September 30, 2022 increased by $429,974, or 51.4%, as compared to the nine months ended September 30, 2021. The increase in sales and marketing expense for the nine months ended September 30, 2022 was primarily due to an increase of approximately $418,000 in marketing expenses, including agent fees, as we continue to focus on increasing user engagement spend through the efforts of our third-party marketing agencies.

Product development expense

Our product development expense for the nine months ended September 30, 2022 increased by $606,621, or 15.4%, as compared to the nine months ended September 30, 2021. The increase was primarily due to an increase of approximately $203,000 of expenses related to ManyCam, and $185,000 of expenses related to consulting services in support of our processes to enhance user retention and improve monetization in the Paltalk application. In addition, there was an increase in subscription costs of approximately $146,000 related to user engagement monitoring, as well as an $84,000 increase in software expenses.

General and administrative expense

Our general and administrative expenses for the nine months ended September 30, 2022 increased by $1,060,897, or 50.7%, as compared to the nine months ended September 30, 2021. The increase in general and administrative expense for the nine months ended September 30, 2022 was due to an increase of approximately $339,000 in non-cash stock-based compensation expense from the issuance of employee stock options, an increase in professional fees relating to corporate matters such as executive agreements of approximately $212,000, an increase in insurance expense of approximately $147,000 and increased amortization expense of approximately $200,000.

Impairment loss on digital tokens

We recorded a non-cash impairment loss on digital tokens of $7,262 and $756,195 for the nine months ended September 30, 2022 and September 30, 2021, respectively, as a result of declines in the quoted market prices of certain digital tokens below the market price of their acquisition.

Non-Operating (Loss) Income

The following table presents the components of non-operating (loss) income for the nine months ended September 30, 2022 and the nine months ended September 30, 2021, the decrease between those periods, the percentage decrease between those periods and the percentage of total revenues that each represented for those periods:

					% Revenue
	Nine Months Ended				Nine Months Ended
	September 30,		$	%	September 30,
	2022	2021	(Decrease)	(Decrease)	2022	2021
Interest (expense) income	$(3,004)	$1,852	$(4,856)	(262.2)%	(0.0)%	0.0%
Other expense, net	(27,361)	-	(27,361)	100.0%	(0.3)%	-%
Realized gain from sale of digital tokens	-	301,160	(301,160)	(100.0)%	0.0%	3.0%
Gain on extinguishment of term debt	-	506,500	(506,500)	(100.0)%	0.0%	5.0%
Total non-operating (loss) income	$(30,365)	$809,512	$(839,887)	(103.8)%	(0.3)%	8.0%

Non-operating loss for the nine months ended September 30, 2022 increased by $839,887, or 103.8%, as compared to non-operating income of $809,512 for the nine months ended September 30, 2021. The increase in non-operating loss was primarily attributed to the gain on extinguishment of term debt of the $506,500 of proceeds from the Note and the gain from sale of digital tokens of $301,160 during the nine months ended September 30, 2021 that were not similarly recognized during the nine months ended September 30, 2022. The Note was entered into to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the nine months ended September 30, 2022 and 2021, the Company recorded an income tax provision of $30,496 and $9,466, respectively, consisting primarily of state and local taxes.

As of September 30, 2022, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2022	2021
Condensed Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(2,623,682)	$1,090,055
Net cash (used in) provided by investing activities	(2,942,279)	806,618
Net cash (used in) provided by financing activities	(572,336)	3,320,739
Net (decrease) increase in cash and cash equivalents	$(6,138,297)	$5,127,412

Currently, our primary source of liquidity is cash on hand, and based on our plans, we believe the Company has adequate cash on hand as of September 30, 2022 to fund its obligations for at least one year from the date of issuance of these financial statements. As of September 30, 2022, we had $15,498,563 of cash and cash equivalents.

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

Operating Activities

Net cash used in operating activities was $2,623,682 for the nine months ended September 30, 2022, as compared to net cash provided by operating activities of $1,090,055 for the nine months ended September 30, 2021. The decrease in cash flows from operations resulted mainly from a decrease in subscription revenue and an increase in overall operating expenses as we focused on and invested in user retention and engagement.

Investing Activities

Net cash used in investing activities was $2,942,279 for the nine months ended September 30, 2022, as compared to net cash provided by investing activities of $806,618 for the nine months ended September 30, 2021. The decrease in cash flows from investing activities resulted primarily from the ManyCam Acquisition.

Financing Activities

Net cash used in financing activities was $572,336 for the nine months ended September 30, 2022, as compared to $3,230,739 of net cash provided by financing activities for the nine months ended September 30, 2021. This decrease in cash from financing activity is attributed to the offering in August of 2021 Offering, in which we sold an aggregate of 1,333,310 shares of our common stock at a public offering price of $3.00 per share (the “August 2021 Offering”). Gross proceeds received by the Company from the August 2021 Offering were approximately $4.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses of approximately $769,200, which were not similarly recognized during the nine months ended September 30. 2021. In addition, for the nine months ended September 30, 2022, pursuant to our stock repurchase plan, we repurchased 317,089 shares of common stock for an aggregate purchase price of $0.6 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements.

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

Based on the evaluation as of September 30, 2022, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 23, 2021, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit against WebEx Communications, Inc., Cisco WebEx LLC, and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas. The Company alleges that some of Cisco’s Webex products have infringed U.S. Patent No. 6,683,858, and that the Company is entitled to damages. A Markman hearing took place on February 24, 2022 and a trial is currently scheduled for the first quarter of 2023.

On September 7, 2022, the United States Patent Office, (“USPTO”) issued a reexamination of U.S. Patent No. 6,683,858. On September 16, 2022, Cisco filed a motion to stay the lawsuit pending the re-examination.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended September 30, 2022 that were not previously reported on a Current Report on Form 8-K.

Issuer Repurchases of Common Stock

The following table details our repurchases of common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

July 1, 2022 – July 31, 2022	—	$—	—	$—
August 1, 2022 – August 31, 2022	181,470	$1.74	181,470	$1.74
September 1, 2022 – September 30, 2022	25,619	$1.67	25,619	$1.67
Total	207,089	$1.73	207,089	$1.73

(1)	On March 23, 2022, we announced that our Board of Directors approved a stock repurchase plan, effective March 29, 2022, to repurchase up to $1,750,000 of our outstanding common stock for cash. The stock repurchase plan expires on March 29, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K.

The following exhibits are included herein or incorporated herein by reference:

Exhibit
Number	Description
2.1#	Amended and Restated Asset Purchase Agreement, dated as of May 29, 2020, by and between Paltalk, Inc. and SecureCo, LLC (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q of the Company filed on August 6, 2020 by the Company with the SEC).
2.2#	Securities Purchase Agreement, dated June 9, 2022, by and among ManyCam ULC, Visicom Media Inc., 2434936 Alberta ULC and Paltalk, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed June 10, 2022 by the Company with the SEC).
3.1	Certificate of Incorporation of Paltalk, Inc. (as amended through May 15, 2020) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company filed November 9, 2021 by the Company with the SEC).
3.2	Amended and Restated By-Laws of Paltalk, Inc. (as amended through May 15, 2020) (as amended through May 15, 2020) (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of the Company filed November 9, 2021 by the Company with the SEC).
4.1	Specimen Stock Certificate of Paltalk, Inc. (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K of the Company filed on March 23, 2022 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Paltalk, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Paltalk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paltalk, Inc.

Date: November 7, 2022	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer)

Paltalk, Inc.

Date: November 7, 2022	By:	/s/ Kara Jenny
Kara Jenny
Chief Financial Officer
(Principal Financial and Accounting Officer)