Form 10-K
period 2022-12-31
PALTALK, INC.
filed 2023-03-23
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐*

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐*

*	The registrant has included these items on the cover page but, in accordance with Release No. 33-11126, is not completing the relevant check boxes as it is not yet required to have a policy under an applicable exchange listing standard.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $10,162,661.

As of March 20, 2023, the registrant had 9,222,157* shares of common stock outstanding.

* Excludes 641,963 shares of common stock that are held as treasury stock by Paltalk, Inc.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A relating to the 2023 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to effectively market and generate revenue from our applications;

●	our ability to generate and maintain active users and to effectively monetize our user base;

●	our ability to update our applications to respond to rapid technological changes;

●	the intense competition in the industry in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	our ability to consummate favorable acquisitions and effectively integrate any companies or properties that we acquire;

●	the impact of the COVID-19 pandemic, any economic recission, and the overall inflationary environment on our results of operations and our business;

●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple, Facebook and Google and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;

●	our ability to develop, establish and maintain strong brands;

●	our reliance on our executive officers and consultants;

●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;

●	the ability of foreign governments to restrict access to our applications or impose new regulations;

●	the reliance of our mobile applications on having a mobile data plan and/or Wi-Fi access to gain internet connectivity;

●	the effect of security breaches, computer viruses and cybersecurity incidents;

●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;

●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;

●	our ability to obtain additional capital or financing when and if necessary, to execute our business plan, including through offerings of debt or equity or sale of any of our assets;

ii

●	the risk that we may face litigation resulting from the transmission of information through our applications;

●	the effects of current and future government regulation, including tax laws and laws and regulations regarding the use of the internet, privacy, cybersecurity and protection of user data;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to protect our intellectual property rights;

●	our ability to maintain effective internal controls over financial reporting;

●	our ability to offset fees associated with the distribution platforms that host our applications;

●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;

●	our ability to release new applications or improve upon or add features to existing applications on schedule or at all;

●	our reliance on third-party investor relations firms to help create awareness of our Company and compliance by such third parties with regulatory requirements related to promotional reports; and

●	our ability to attract and retain qualified employees and consultants.

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

iii

PART I

ITEM 1. BUSINESS.

Company Overview

We are a leading communications software innovator that powers multimedia social applications. Our product portfolio includes Paltalk, Camfrog and Tinychat, which together host one of the world’s largest collections of video-based communities. Our other products include ManyCam and Vumber. ManyCam is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools. Vumber is a telecommunications services provider that enables users to communicate privately by having multiple phone numbers with any area code through which calls can be forwarded to a user’s existing telephone number. We have an over 20-year history of technology innovation and hold 10 patents.

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

Our continued growth depends on attracting new consumer application users through the introduction of new applications, features and partnerships and further penetration of our existing markets. Our principal growth strategy is to invest in the development of proprietary software, expand our sales and marketing efforts with respect to such software, and increase our consumer application user base through potential platform partnerships and new and existing advertising campaigns that we run through internet and mobile advertising networks, all while balancing the capital needs of the business. Our strategy also includes acquiring, or investing in technologies, solutions or business that complement our business and cross-selling them to additional synergistic businesses.

Our strategy is to approach these opportunities in a measured way, being mindful of our resources and evaluating factors such as potential revenue, time to market and amount of capital needed to invest in the opportunity.

Consumer Applications

We operate a leading network of consumer applications that create a unique social media enterprise where users can meet, see, chat, broadcast, play online card games and board games and message in real time in a secure environment with others in our network. The proprietary technology underlying our products allows us to operate thousands of simultaneous streams, including on mobile platforms, which support interactions on a one-on-one, one-to-many and many-to-many basis. Furthermore, our technology is supported by a portfolio of 10 issued patents.

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

Live Streaming Software. In 2022, we acquired ManyCam, a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools. The ManyCam software provides multiple camera feeds, backgrounds and effects while also enabling users to share presentations, spreadsheets and documents.

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

During the fiscal year ended December 31, 2021, we recorded technology service revenue in connection with our agreement to serve as a launch partner with Open Props, Inc. (formerly YouNow, Inc., and referred to herein as “YouNow”) and to integrate YouNow’s props infrastructure (the “Props platform”) into our Camfrog and Paltalk applications (as amended, the “YouNow Agreement”).

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

During 2022, we engaged two marketing agencies to help us drive consumer engagement through the Paltalk and Camfrog applications, but we subsequently scaled back the marketing agencies’ efforts in the fourth quarter of 2022 in response to the overall macro-economic environment.

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

In 2021, we launched our new rewards loyalty program, Paltalk Rewards Points, and added 25 new reward tiers such as specialty coins, subscriptions, stickers, flair, and other popular buttons. Also in 2021, we launched a real-time asynchronous message board feature, the “Paltalk Feed”, which grants users the ability to interact with the platform without a live video cam. The Paltalk Feed allows our users to comment, add photos or videos and contribute to conversations around shared interests on a digital message board.

During the first quarter of 2022, we integrated Hive Automated Content Moderation Solutions (“Hive”) into our Paltalk and Camfrog platforms in an effort to enhance our user experience by reducing spam and objectionable content on our applications. Furthermore, during the second quarter of 2022, we acquired and introduced the ManyCam software on our platforms, which provides multiple camera feeds, backgrounds and effects while also enabling users to share presentations, spreadsheets and documents. We subsequently released updates to the ManyCam software to provide quicker access, dark and light modes and overall rendering performance improvement for high resolution users as well as improved quality and performance with regard to virtual backgrounds.

Private Rooms and Online Games

On January 12, 2021, we launched a private room functionality on our Paltalk platform in beta version. In private rooms, users are able to set up their own unique URL private room that can be used again and again. Users are able to invite up to twelve friends to video chat for unlimited use, unlike other similar offerings which have a 40-minute time out for free users. Private rooms are currently available on our desktop application, Android platforms and the iOS platform. We are optimistic that our users will take advantage of this new feature due to its audio and video fidelity and expect that as the feature gains popularity, these users will utilize other paid services offered by us. Additionally, users can play online card games and board games such as poker, blackjack, gin rummy, bridge, and chess on the Paltalk platform. In 2022, we continued to develop our online game offerings as we launched our mobile backgammon game enabling Paltalk users to play with friends, other users or privately with real-time voice and video.

Defend our Intellectual Property

We have a portfolio of 10 issued patents. We have successfully defended certain of our intellectual property in the past and have generated tens of millions of dollars in licensing fees for the use of our patents. We intend to continue defending our intellectual property rights.

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

During 2022, we engaged two marketing agencies to help us drive consumer engagement through the Paltalk and Camfrog applications, but we subsequently scaled back the marketing agencies’ efforts during the fourth quarter of 2022 in response to the overall macro-economic environment.

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

In order to compete effectively, we seek to offer software, services and applications that are differentiated from existing products, superior in quality and more appealing than those of our competitors. We believe that our applications compete favorably against those offered by our competitors due to their ability to scale, their cost-efficiency and their innovative technology. We also believe that we have the tools and expertise that may enable us to attract new users through Facebook and other sources at a lower cost per subscriber than certain of our traditional competitors.

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

Governmental Regulations

We are subject to a number of U.S. federal and state laws and regulations that affect companies conducting business on the internet, many of which are still evolving and being litigated in the courts and could be interpreted in ways that could harm our business. These laws and regulations may involve user privacy, data protection, content, intellectual property, distribution, electronic contracts, competition, wiretapping, biometrics, online tracking, protection of minors, consumer protection, taxation and online payment services. In particular, we are subject to federal and state laws regarding privacy and protection of user data, which are constantly evolving and can be subject to significant change. We are also subject to diverse and evolving laws and regulations in other countries in which we operate. The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Because our applications are accessible worldwide and used by residents of some foreign countries, foreign jurisdictions may claim that we must comply with foreign laws, even in jurisdictions in which we have no local business entity, employees or infrastructure.

We are also subject to federal laws and regulations regarding online content, user privacy and electronic marketing, including The Communications Decency Act of 1996, as amended.The Children’s Online Privacy Protection Act of 1998, as amended, The Video Privacy Protection Act of 1998 (“VPPA”), The Digital Millennium Copyright Act, The Electronic Communications Privacy Act of 1986, as amended, the USA PATRIOT Act of 2001, and the Controlling the Assault of Non-Solicited Pornography And Marketing (“CAN-SPAM”) Act of 2003, among others. The Digital Millennium Copyright Act limits our liability as an online service provider for linking to or hosting third-party content that infringes copyrights. The Communications Decency Act provides statutory protections to online service providers like us who distribute third-party content. The VPPA restricts digital video providers from disclosing to third parties personally identifiable information that is tied to the titles of consumers’ viewed videos. The Children’s Online Privacy Protection Act restricts the ability of online service providers to collect personal information from children under 13. Congress, the Federal Trade Commission (“FTC”) and many states have promulgated laws and regulations regarding email advertising, including the CAN-SPAM Act. Any changes in these laws or judicial interpretations narrowing the protections of these laws may subject us to increased risk, increased costs of compliance, and limits on the operation of certain parts of our business.

Growing public concern about privacy and the use of personal information may subject us to increased regulatory scrutiny. Regulation related to treatment of user data by online services is evolving as several U.S. state governments have recently adopted new, or modified existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. These state laws include, for example: the California Consumer Protection Act (“CCPA”), the California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Act Concerning Personal Data Privacy and Online Monitoring, the Utah Consumer Privacy Act, and the New York Stop Hacks and Improve Electronic Data Security (“SHIELD”) Act.

The European Union implemented a privacy regulation called the Global Data Protection Regulation (“GDPR”) that imposes additional regulatory scrutiny on our processing of personal data from in the European Economic Area, with possible financial consequences for noncompliance of up to 4% of our worldwide revenues.

In addition, virtually every U.S. state has passed laws requiring notification to users when there is a security breach resulting in unauthorized disclosure of certain types of personal information, many of which are modeled on California’s Information Practices Act. There are a number of legislative proposals pending before the U.S. Congress and various state legislative bodies concerning data protection that could, if adopted, have an adverse effect on our business. We are unable to determine if and when such legislation may be adopted. Many other jurisdictions, including the European Union, have adopted breach notification and other data protection notification laws designed to inform users of unauthorized disclosure of personally identifiable information. The introduction of new privacy and data breach laws and the interpretation of existing privacy and data breach laws in the United States, Europe and other foreign jurisdictions is constantly evolving. There is a risk that new laws may be introduced or that existing laws may be applied in a way that would conflict our current data protection practices or prevent the transfer of data between countries in which we operate.

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

Furthermore, some of the video card games that we offer on our Paltalk application are based upon traditional casino games, such as poker and blackjack. We have structured and operate these games and features with gambling laws in mind and believe that these games and features do not constitute gambling. Our games are intended to be for entertainment purposes only and do not offer an opportunity to win earnings outside of the platform.

Employees

As of March 15, 2023, we had no part-time employee and 19 full-time employees. We believe that our future success depends, in part, on our continued ability to hire, assimilate and retain qualified personnel. We attract and retain employees by offering training, bonus opportunities, competitive salaries and a comprehensive benefits package.

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

ITEM 1A. RISK FACTORS

Below is a summary of our risk factors with a more detailed discussion following. The risks below are those that we believe are the material risks that we currently face but are not the only risks facing us and our business. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected.

●	The success of our consumer applications is principally dependent on our active users and our engagement with our user base.

●	We operate in an intensely competitive industry and any failure to attract new users could diminish or suspend our development and possibly cease our operations.

●	The online live video industry is characterized by rapid technological change and the development of enhancements and new applications, and if we fail to keep pace with technological developments or launch new applications, our business may be adversely affected.

●	We may make or attempt to make acquisitions in the future, which could require significant management attention, disrupt our business, dilute our stockholders and seriously harm our business.

●	The COVID-19 pandemic may adversely affect our revenues, results of operations and financial condition.

●	Our business may be significantly affected by a change in the economy, including any resulting effect on consumer or business spending.

●	We may be adversely affected by the effects of inflation.

●	Our mobile applications are substantially dependent on interaction with mobile platforms and operating systems that we do not control.

●	Our business depends on developing, establishing and maintaining strong brands. If we are unable to maintain and enhance our brands, we may be unable to expand or retain our active user and paying subscriber bases.

●	Our future success is dependent, in part, on the performance and continued service of our executive officers. Without their continued service, we may be forced to interrupt or eventually cease our operations.

●	We plan to continue expanding our operations internationally and may be subject to increased business and economic risks that could seriously harm our business.

●	Foreign governments restricting access to our applications could materially adversely impact our business.

●	If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings, which could seriously harm our operating results.

●	Our mobile applications rely on high-bandwidth data capabilities, which are subject to hardware, networks, regulations and standards that we do not control.

●	Security breaches, computer viruses and cybersecurity incidents could harm our business, results of operations or financial condition.

●	We have faced, and we expect that we will continue to face, chargeback liability when our credit card providers resolve chargebacks in favor of their customers. We cannot accurately anticipate the extent of these liabilities, and if not properly addressed, these liabilities could increase our operating expenses or preclude us from accepting certain credit cards as a method of payment, either of which would materially adversely affect our results of operations and financial condition.

●	We face certain risks related to the physical and emotional safety of users and third parties.

●	Our subscription metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.

●	Because we recognize revenue from subscriptions over the term of the subscription, the full impact of downturns or upturns in subscription sales may not be immediately reflected in our results of operations or financial condition.

●	A portion of our revenue is dependent on third-party resellers, the efforts of which we do not control.

●	Our business depends in large part upon the availability of cost-effective advertising space through a variety of media and keeping pace with trends in consumer behavior.

●	Interruption, maintenance or failure of our programming code, servers or technological infrastructure could hurt our ability to effectively provide our applications, which could damage our reputation and harm our results of operations.

●	We may be liable as a result of information retrieved from or transmitted over the internet.

●	Changes in laws or regulations, including laws and regulations that impact the use of the internet, such as internet neutrality laws, or laws that relate to content provided over the internet or monitoring such content, could adversely affect our business, results of operations or financial condition.

●	Changes in tax laws could materially affect our financial condition, results of operations and cash flows.

●	If we are subject to intellectual property infringement claims, it could cause us to incur significant expenses, pay substantial damages or royalties and prevent us from offering our applications.

●	If we are unable to protect our intellectual property rights, we may be unable to compete with competitors developing similar technologies.

●	If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud and our business may be harmed and our stock price may be adversely impacted.

●	Our common stock is historically thinly traded, stockholders may be unable to sell at or near ask prices or at all and the price of our common stock may be volatile.

●	The ownership of our common stock is significantly concentrated in a small number of investors, some of whom are affiliated with our Board of Directors and management, which could prevent stockholders from having input on the course of our operations or otherwise lead to actual or potential conflicts of interest.

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

The online live video industry is characterized by rapid change, and our future success is dependent upon our ability to adopt and innovate. To attract new users and increase revenues from existing users, we need to enhance, add new features to and improve our existing applications and introduce new applications in the future. The success of any enhancements or new features and applications depends on several factors, including timely completion, introduction and market acceptance. Building a new brand or product is generally an iterative process that occurs over a meaningful period of time and involves considerable resources and expenditures, and we may expend significant time and resources developing and launching an application that may not result in revenues in the anticipated timeframe or at all or may not result in revenue growth that is sufficient to offset increased expenses. If we are unable to successfully develop enhancements, new features or new applications to meet user trends and preferences, our business and operating results could be adversely affected.

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

Despite recent progress in the administration of COVID-19 vaccines and the relaxation of governmental response measures, the extent to which the COVID-19 pandemic and any subsequent outbreaks continue to impact our results will depend on future developments, which are highly uncertain and cannot be predicted.

Our business may be significantly affected by a change in the economy, including any resulting effect on consumer or business spending.

Our business may be affected by changes in the economy generally, including as a result of the COVID-19 pandemic, any resulting effect on spending by our customers, and inflation. While some of our customers may consider our applications to be a cost-saving purchase, others may view a subscription to our applications as a discretionary purchase, and our customers may reduce their discretionary spending on our platform during an economic downturn. Given current economic conditions, including inflation, we could experience a reduction in demand and loss of customers. Moreover, while we continue to add paid users to our customer base, our user growth may continue to slow or decline as the impact of the COVID-19 pandemic continues to taper, particularly in light of a potential economic downturn.

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

We are required to test goodwill for impairment at least annually or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. As of December 31, 2022, we had recorded a total of $6.3 million of goodwill and $3.6 million of other intangible assets. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could, in turn, result in an impairment charge to our goodwill or other intangible assets. If we divest or discontinue product categories or products that we previously acquired, or if the value of those parts of our business become impaired, we also may need to evaluate the carrying value of our goodwill. Any such material charges may have a negative impact on our operating results.

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

We recognize subscription revenue from customers monthly over the term of the subscription, and subscriptions are generally offered in one-, six- and twelve-month terms, depending on the particular product. As a result, much of the subscription revenue we report in each period is deferred revenue from subscription agreements entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any one quarter will negatively affect our revenue in future quarters. In addition, we might not be able to immediately adjust our costs and expenses to reflect these reduced revenues. Accordingly, the effect of significant downturns in user acceptance of our applications may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to quickly increase our revenue through additional sales in any period, as revenue from new subscribers must be recognized over the term of the subscription. As a result, you should not rely on the amount of subscription revenue generated in prior quarters as an indication of future results.

We plan to continue expanding our operations internationally and may be subject to increased business and economic risks that could seriously harm our business.

Presently, we derive a significant portion of revenue from international territories, and we plan to continue expanding our business operations abroad. In addition, we rely on outsourced development services from companies with employees and consultants based in Russia, India and elsewhere. The invasion of Ukraine by Russia has escalated tensions among the United States, the North Atlantic Treaty Organization member states, and Russia. The United States, other North Atlantic Treaty Organization member states, as well as non-member states, have imposed sanctions against Russia and certain Russian banks, enterprises and individuals. These and any future additional sanctions and any resulting conflict between Russia, the United States and other countries may, on a short term, disrupt, or in the future could disrupt, the consulting services provided by our third-party developers residing in Russia. This conflict may increase our costs with respect to any current or future planned development services in Russia or could result in negative publicity.

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

Our business depends, in large part, upon the availability of cost-effective advertising space through a variety of media and keeping pace with trends in consumer behavior.

We depend upon the availability of advertising space through a variety of media, including third-party applications on platforms such as Facebook, to recruit new users and subscribers, generate activity from existing users and subscribers and direct traffic to our applications. Historically, we have had to increase our marketing expenditures in order to attract and retain users and sustain our growth. For example, during 2022, we engaged two marketing agencies to help us drive consumer engagement through the Paltalk and Camfrog applications. The availability of advertising space varies, and a shortage of advertising space in any particular media or on any particular platform, or the elimination of a particular medium on which we advertise, could limit our ability to generate new subscribers, generate activity from existing subscribers or direct traffic to our applications, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate less via email and more via text messaging and other virtual means, the reach of email campaigns designed to attract new and repeat users (and retain current users) for our applications is adversely impacted. To continue to reach potential users and grow our business, we must devote more of our overall marketing expenditures to newer advertising channels, which may be unproven and undeveloped, and we may not be able to continue to manage and fine-tune our marketing efforts in response to these trends. Any future marketing efforts may be ineffective or inadequate to attract potential users or retain existing users.

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

As a result of the COVID-19 pandemic, we adopted a work-from-home policy in March 2020, and we expect this practice to continue for the foreseeable future. Remote work and remote access increase our vulnerability to cybersecurity attacks. We may see an increase in cyberattack volume, frequency and sophistication driven by the global enablement of remote workforces. We seek to detect and investigate unauthorized attempts and attacks against our network, products and services and to prevent their recurrence where practicable through changes to our internal processes and tools and changes or updates to our products and services; however, we remain potentially vulnerable to additional known or unknown threats. In some instances, we and the users of our applications can be unaware of an incident or its magnitude and effects. Moreover, globally there has been an increase in cybersecurity attacks since Russia invaded Ukraine. The risk of state-supported and geopolitical-related cyber-attacks may increase in connection with the war in Ukraine and any related political or economic responses and counter-responses. We may not discover all such incidents or activity or be able to respond or otherwise address them promptly, in sufficient respects or at all.

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

We may conduct a portion of our operations through partnerships, strategic alliances or joint ventures and therefore we may depend on third parties for elements of these arrangements that are important to the success of the relationship, such as the development of features or technologies to be incorporated into our applications. The performance of these third-party obligations or the ability of third parties to meet their obligations under these arrangements would be outside of our control. If these third parties do not meet or satisfy their obligations under these arrangements, the performance and success of these arrangements, and their value to us, would be adversely affected. If our current or future partners are unable to meet their obligations, we may be forced to undertake the obligations ourselves and/or incur additional expenses in order to have some other party perform such obligations. In such cases we may also be required to seek legal enforcement of our rights, the outcome of which would be uncertain. If any of these events occur, they may adversely impact us, our financial performance and results of operations, and/or adversely impact our ability to enter into similar relationships in the future.

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

Changes in tax laws could materially affect our financial condition, results of operations and cash flows.

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. For example, the Inflation Reduction Act (the “IRA”) was signed into law on August 16, 2022 and will become effective beginning in fiscal 2023. The IRA imposes a 1% excise tax on certain share repurchases occurring after December 31, 2022 (including, potentially pursuant to our Stock Repurchase Program (as defined herein)). We do not currently expect that the IRA will have a material impact on our income tax liability. We are unable to predict what changes to the tax laws of the U.S. and other jurisdictions may be proposed or enacted in the future or what effect such changes would have on our business. Any significant increase in our future effective tax rate could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

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

The European Union has implemented a privacy regulation called the GDPR that imposes a high level of regulatory scrutiny on our business’ processing of personal data from the European Economic Area, with possible financial consequences for noncompliance of up to 4% of our worldwide revenues.

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

Growing public concern about privacy and the use of personal information may subject us to increased regulatory scrutiny. Regulations related to treatment of user data by online services are evolving as several U.S. state governments have recently adopted new, or modified existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. These state laws include, for example: CCPA, the CPRA, which became effective on January 1, 2023, and expands upon the CCPA, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Act Concerning Personal Data Privacy and Online Monitoring, the Utah Consumer Privacy Act, and the New York SHIELD Act. In addition, every U.S. state has passed laws requiring notification to users when there is a security breach resulting in unauthorized disclosure of certain types of personal information, many of which are modeled on California’s Information Practices Act. There are a number of legislative proposals pending before the U.S. Congress and various state legislative bodies concerning data protection that could, if adopted, have an adverse effect on our business. We are unable to determine if and when such legislation may be adopted.

Many other jurisdictions, including the European Union, have adopted breach notification and other data protection notification laws designed to inform users of unauthorized disclosure of personally identifiable information. The introduction of new privacy and data breach laws and the interpretation of existing privacy and data breach laws in the United States, Europe and other foreign jurisdictions is constantly evolving. There is a risk that new laws may be introduced or that existing laws may be applied in a way that would conflict our current data protection practices or prevent the transfer of data between countries in which we operate. Future laws and regulations with respect to the collection, compilation, use and publication of information and consumer privacy could result in limitations on our operations, increased compliance or litigation expense, adverse publicity or loss of revenue, any of which could have a material adverse effect on our business, financial condition and results of operations.

Any failure, or perceived failure, by us to comply with such laws and regulations, including FTC requirements or industry self-regulatory principles, could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business. As a result of such a failure, or perceived failure, we may be subject to a claim or class-action lawsuit regarding our online services. The successful assertion of a claim against us, or a regulatory action against us, could result in significant monetary damages, diversion of management resources and require us to make significant payments and incur substantial legal expenses. Any claims with respect to violation of privacy or misappropriation of user data brought against us may have a material adverse effect on our business, results of operations and financial condition.

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

Historically, shares of our common stock were thinly traded on the OTCQB and have usually been thinly traded following our uplist to The Nasdaq Capital Market (“Nasdaq”), meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community that generate or influence sales volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on stock price.

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

Although our common stock is listed for trading on Nasdaq, a broader or more active public trading market for our common stock may not develop or be sustained, and the current trading level of our common stock may not be sustained. Due to these conditions, stockholders may be unable to sell their common stock at or near ask prices or at all if they desire to sell shares of common stock.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock, especially in light of the macro-economic factors including rising inflation rates, the war in Ukraine and the COVID-19 pandemic. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

Because of the limited trading market for our common stock, and because of the possible price volatility, stockholders may not be able to sell their shares of common stock when you desire to do so. The inability to sell shares in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

The ownership of our common stock is significantly concentrated in a small number of investors, some of whom are affiliated with our Board of Directors and management, which could prevent stockholders from having input on the course of our operations or otherwise lead to actual or potential conflicts of interest.

As of March 15, 2023, Jason Katz, our Chairman of the Board of Directors, Chief Executive Officer, Chief Operating Officer and President, beneficially owned approximately 38% of our outstanding common stock, including shares of common stock held directly by Mr. Katz’s spouse, and The J. Crew Delaware Trust A, a trust formed by Mr. Katz for the benefit of certain of his family members. Mr. Katz is not a beneficiary of the trust and does not hold voting or dispositive power over the shares held by the trust.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires management to evaluate and assess the effectiveness of our internal control over financial reporting. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. We have in the past failed, and may in the future fail, to maintain the adequacy of our internal controls over financial reporting. Such failure could subject us to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot provide any assurance that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed, and our stock price may decline.

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

Our revenue and results of operations could vary significantly from period-to-period and year-to-year and may fail to match our past performance because of a variety of factors, many of which are outside of our control. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our results of operations include:

●	changes in expectations as to our future financial performance;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or capital commitments;

●	market acceptance of our new applications and enhancements to our existing applications;

●	the amount of advertising and marketing that is available and spent on user acquisition campaigns;

●	disruptions in the availability of our applications on third party platforms;

●	actual or perceived violations of privacy obligations and compromises of subscriber data;

●	the entrance of new competitors in our market whether by established companies or the entrance of new companies;

●	additions or departures of key personnel and the cost of attracting and retaining application developers and other software engineers;

●	general market conditions, including market volatility and the impact of inflation; and

●	developments in connection with our current patent litigation or future patent litigation.

Given the rapidly evolving industry in which we operate, our historical results of operations may not be useful in predicting our future results of operations. In addition, metrics available from third parties regarding our industry and the performance of our applications may not be indicative of our future financial performance.

We may be adversely affected by the effects of inflation.

Increased inflation may result in decreased demand for our products and services, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may continue to raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the prices of our subscriptions at or above the rate at which our costs increase, which could/would reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

The issuance of shares upon the exercise of stock options and unvested shares of restricted common stock may cause immediate and substantial dilution to our existing stockholders.

As of December 31, 2022, we had approximately 792,055 shares of common stock that were issuable upon the exercise of vested outstanding stock options. The issuance of shares upon the exercise of these options may result in substantial dilution to the equity interest and voting power of holders of our common stock.

In the future, we may also issue additional shares of common stock or other securities convertible into or exchangeable for shares of common stock. Our Certificate of Incorporation currently authorizes us to issue up to 25,000,000 shares of common stock, of which 9,864,120 were outstanding as of December 31, 2022, which includes 10,000,000 shares of preferred stock with such designations, preferences and rights as determined by our Board of Directors, of which none were outstanding as of December 31, 2022. The issuance of additional shares of our common stock may substantially dilute the ownership interests of our existing stockholders. Furthermore, sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.

Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, a stockholder might not receive any return on investment unless the stockholder sold its shares of common stock for a price greater than that for which the shares were purchased.

We do not anticipate that we will declare or pay any dividends on our common stock in the foreseeable future. Consequently, stockholders will only realize an economic gain on their investment in our common stock if the price appreciates. Stockholders should not purchase our common stock expecting to receive cash dividends. Because we currently do not pay dividends, and there may be limited trading in our common stock, stockholders may not have any manner to liquidate or receive any payment on their common stock. Therefore, our failure to pay dividends may cause stockholders to not see any return on their common stock even if we are successful in our business operations. In addition, because we do not pay dividends, we may have trouble raising additional funds which could affect our ability to expand our business operations.

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

Our common stock was approved for listing on Nasdaq under the symbol “PALT” and began trading on Nasdaq on August 3, 2021. We cannot assure our stockholders that our securities will continue to be listed on Nasdaq in the future. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. We may not be able to comply with the applicable listing standards and Nasdaq could delist our securities as a result.

We cannot assure our stockholders that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange. If our common stock is delisted by Nasdaq, our common stock would likely trade on the OTCQB where an investor may find it more difficult to sell our shares or obtain accurate quotations as to the market value of our common stock.

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

A Markman hearing took place on February 24, 2022. On September 7, 2022, the United States Patent Office issued a reexamination of U.S. Patent No. 6,683,858, and on January 19, 2023, the Examiner issued an Ex Parte Reexamination Certificate, ending the reexamination and confirming the patentability of claims 1-10 of U.S. Patent No. 6,683,858. Trial is now scheduled for early third quarter of 2023.

To our knowledge, other than as described above, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on Nasdaq under the symbol “PALT.”

Holders

As of March 15, 2023, there were approximately 52 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2022 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table details our repurchases of common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

October 1, 2022 – October 31, 2022	170,009	$1.48	170,009	$1.48
November 1, 2022 – November 30, 2022	80,974	$1.49	80,974	$1.49
December 1, 2022 – December 31, 2022	36,736	$1.44	36,736	$1.44
Total	287,719	$1.48	287,719	$1.48

(1)	On March 23, 2022, we announced that our Board of Directors approved a stock repurchase plan, effective March 29, 2022, to repurchase up to $1,750,000 of our outstanding common stock for cash. The stock repurchase plan expires on March 29, 2023.

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

Overview

We are a leading communications software innovator that powers multimedia social applications. Our product portfolio includes Paltalk, Camfrog and Tinychat, which together host one of the world’s largest collections of video-based communities. Our other products are ManyCam and Vumber. ManyCam is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools. Vumber is a telecommunications services provider that enables users to communicate privately by having multiple phone numbers with any area code through which calls can be forwarded to a user’s existing telephone number. We have an over 20-year history of technology innovation and hold 10 patents.

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

Background of Presentation and Recent Developments

Stock Repurchase Plan

On March 23, 2022, we announced that the Board of Directors of the Company approved a stock repurchase plan for up to $1,750,000 of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan is effective as of March 29, 2022 and expires on the one-year anniversary of such date. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the Stock Repurchase Plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased was determined by a committee of the Board of Directors at its discretion and depends on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, alternative investment opportunities and other corporate considerations. During the year ended December 31, 2022, the Company purchased a total of 604,808 at an average share price of $1.65 per share.

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

Gross Sales during the Earn-Out Period exceeded $600,000 but were less than $700,000. Pursuant to the terms of that certain Letter Agreement, by and between Visicom, the Purchaser and the Company, dated February 24, 2023, the Company made an Earn-Out Payment to Visicom in the amount of $85,000 (the “Adjusted Earn-Out Payment”). We recorded a liability in the amount of the Adjusted Earn-Out Payment, with a corresponding adjustment to the cost basis of the Conveyed Assets. The Company expects that the Adjusted Earn-Out Payment will be paid in the first quarter of 2023.

As part of the accounting for the Conveyed Assets, we provisionally recorded a deferred tax liability of $0.9 million with an offset to intangible assets related to the excess financial reporting basis over the tax basis of the Conveyed Assets.

Macro-Economic Factors and COVID-19 Update

Our results of operations have been and may continue to be negatively impacted by the uncertainty regarding COVID-19 and macro-economic factors, including the timing of economic recessions and/or recovery and the overall inflationary environment. Prolonged periods of inflation may affect our ability to target new customers as well as keep existing customers engaged and may ultimately have a correlating effect on our users’ discretionary spending. Our user growth may continue to slow or decline as the impact of the COVID-19 pandemic continues to taper, particularly in light of a potential economic downturn. Furthermore, the recent strength of the US dollar compared to foreign currencies could have a negative effect on our non-US customer base, as our subscription prices are based in US dollars.

Operational Highlights and Objectives

During the year ended December 31, 2022, we executed key components of our objectives:

●

acquired the core assets of ManyCam, a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools and worked on cross-selling the ManyCam software to commercial businesses as well as retail consumers;

●	repurchased 604,808 shares of the Company’s common stock pursuant to the Stock Repurchase Plan at an average price per share of $1.65, or an aggregate amount of approximately $1.0 million; and

●	engaged Roth Capital Partners, LLC as our financial advisor and investment banker to explore strategic initiatives focused on buy-side acquisitions.

For the near term, our business objectives include:

●	continue to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other assets or entities that are synergistic to our business;

●	optimizing our acquisition of the ManyCam software to not only maximize subscription revenue but to integrate and cross-sell with our existing customer base and explore business-to-business sales opportunities;

●	adjusting our spending to better align with overall macro-economic conditions and investing in a measured way that ensures responsible cash management;

●	continuing to implement several enhancements to our live video chat applications as well as the integration of card and board games and other features focused on user retention and monetization, which collectively are intended to increase user engagement and revenue opportunities;

●	continuing to develop our consumer application platform strategy by seeking potential partnerships with large third-party communities to whom we could promote a co-branded version of our video chat products and potentially share in the incremental revenues generated by these partner communities; and

●	continuing to defend our intellectual property.

Sources of Revenue

Our main sources of revenue are subscription, advertising and other fees generated from users of our core video chat products, Paltalk and Camfrog, as well as revenue downloads of our ManyCam software products. We expect that the majority of our revenue in future periods will continue to be generated from our core video chat products. We also generate technology service revenue under licensing and service agreements that we negotiate with third parties which includes development, integration, engineering, licensing or other services that we provide.

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

During the year ended December 31, 2021, we recorded technology service revenue in connection with our agreement to serve as a launch partner with Open Props, Inc. (formerly YouNow, Inc., and referred to herein as “YouNow”) and to integrate YouNow’s props infrastructure (the “Props platform”) into our Camfrog and Paltalk applications (as amended, the “YouNow Agreement”).

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

Impairment loss on digital tokens

Impairment loss on digital tokens results from the daily assessment of the Props tokens’ quoted market prices, as reflected on CoinmarketCap, and adjusting the recorded carrying amount to the amount equal to the lowest quoted market price during the period in which the Props tokens are held. During the years ended December 31, 2022 and 2021, we recorded a non-cash impairment charge in the amount of $7,262 and $765,232, respectively, which is reported in our accompanying consolidated statements of operations as a result of recent decline in the quoted market prices below the market price of their acquisition.

Key Metrics

Our management relies on certain non-GAAP and/or unaudited performance indicators to manage and evaluate our business. The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our advertising and marketing efforts and assess operational efficiencies. Historically, we used Subscription Bookings to represent the aggregate dollar value of subscription fees and virtual gifts purchases received during the period. However, going forward, we have decided to not report Subscription Bookings as we believe that this key performance indicator is no longer an appropriate metric to evaluate our business. We also discuss net cash provided by operating activities under the ‟Results of Operations” and “Liquidity and Capital Resources” sections below. Adjusted EBITDA is discussed below.

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by operating activities	$(2,956,724)	$1,265,464
Net (loss) income	$(3,412,250)	$1,324,106
Adjusted EBITDA	$(2,646,860)	$1,281,361
Adjusted EBITDA as percentage of total revenue	(24.1)%	9.7%

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

	Year Ended
	December 31,
	2022	2021
Reconciliation of Net (Loss) Income to Adjusted EBITDA:
Net (loss) income	$(3,412,250)	$1,324,106
Stock-based compensation expense	333,825	(35,653)
Depreciation and amortization expense	670,863	370,845
Impairment loss on digital tokens	7,262	765,232
Interest income, net	(74,895)	(133)
Gain on extinguishment of term debt	--	(506,500)
Realized loss (gain) from sale of digital tokens	--	(307,934)
Gain on termination of digital tokens payable	--	(338,553)
Income tax (benefit) expense	(171,665)	9,951
Adjusted EBITDA	$(2,646,860)	$1,281,361

Results of Operations

The following table sets forth consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Years Ended December 31,
	2022	2021
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	25.7%	20.5%
Sales and marketing expense	14.3%	8.8%
Product development expense	54.0%	40.6%
General and administrative expense	39.2%	20.4%
Impairment loss on digital tokens	0.1%	5.8
Total costs and expenses	133.3%	96.1%
(Loss) income from operations	(33.3)%	3.9%
Interest income, net	0.7%	0.0%
Gain on extinguishment of term debt	0.0%	3.8%
Realized gain (loss) from sale of digital tokens	0.0%	2.3%
(Loss) income from operations before income tax (benefit) expense	(32.6)%	10.0%
Income tax (benefit) expense	(1.6)%	(0.1)%
Net (loss) income	(31.0)%	9.9%

Year Ended December 31, 2022, Compared to Year Ended December 31, 2021

Revenue

Total revenue decreased to $10,989,545 for the year ended December 31, 2022, from $13,273,849 for the year ended December 31, 2021. The decrease was primarily driven by a decrease in subscription revenue and virtual gift revenue from the Paltalk and Camfrog applications, as well as a decrease in technology service revenue driven by the termination of the YouNow Agreement, effective November 23, 2021. The decrease was partially offset by revenue recognized from sales of the ManyCam product.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenue for the year ended December 31, 2022, and the year ended December 31, 2021, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

	Years Ended		$	%	% of Revenue Years Ended
	December 31,		Increase	Increase	December 31,
	2022	2021	(Decrease)	(Decrease)	2022	2021
Subscription revenue	$10,662,691	$12,368,008	$(1,705,317)	(13.8)%	97.0%	93.2%
Advertising revenue	326,854	451,337	(124,483)	(27.6)%	3.0%	3.4%
Technology service revenue	--	454,504	(454,504)	(100.0)%	0.0%	3.4%
Total revenues	$10,989,545	$13,273,849	$(2,284,304)	(17.2)%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the year ended December 31, 2022 decreased by $1,705,317, or 13.8%, as compared to the year ended December 31, 2021. The decrease in subscription revenue was primarily driven by a decrease in new subscribers as well as a decrease in virtual gift revenue across the Paltalk and Camfrog applications. We attribute this decrease to the overall macro-economic environment that may limit a customer’s access to discretionary spending, as well as, to a lesser degree, the lifting of various COVID-19 related restrictions in certain of our target markets that had previously prohibited individuals from leaving their homes and, as a result, caused customers to devote less time to their social applications. As ManyCam primarily sells annual subscriptions, its revenue is consistent with similar annual subscription models in their early stages, as the cash received traditionally will outpace the subscription revenue recognized. We anticipate that subscription revenue related to ManyCam will increase in future quarters as the deferred revenue generated from ManyCam subscriptions is recognized.

Advertising Revenue

Our advertising revenue for the year ended December 31, 2022 decreased by $124,483, or 27.6%, as compared to the year ended December 31, 2021. The decrease in advertising revenue was primarily due to a decrease in the volume of advertising impressions related to changes in and the optimization of third-party advertising partners due to a slower growing user base as well as overall decline in the advertising market.

Technology Service Revenue

Our technology service revenue for the year ended December 31, 2022, decreased by $454,504, or 100.0%, as compared to the year ended December 31, 2021. The decrease in technology service revenue was driven by the termination of the YouNow Agreement, effective November 23, 2021.

Costs and Expenses

Total costs and expenses for the year ended December 31, 2022 increased by $1,893,996 or 14.8%, as compared to the year ended December 31, 2021. The following table presents our costs and expenses for the years ended December 31, 2022 and 2021, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

	Years Ended		$	%	% of Revenue Years Ended
	December 31,		Increase	Increase	December 31,
	2022	2021	(Decrease)	(Decrease)	2022	2021
Cost of revenue	$2,823,570	$2,720,189	$103,381	3.8%	25.7%	20.5%
Sales and marketing expense	1,571,275	1,170,386	400,889	34.3%	14.3%	8.8%
Product development expense	5,934,433	5,391,819	542,614	10.1%	54.0%	40.6%
General and administrative expense	4,311,815	2,706,733	1,605,082	59.3%	39.2%	20.4%
Impairment loss on digital tokens	7,262	765,232	(757,970)	(99.1)%	0.1%	5.8%
Total costs and expenses	$14,648,355	$12,754,359	$1,893,996	14.8%	133.3%	96.1%

Cost of revenue

Our cost of revenue for the year ended December 31, 2022 increased by $103,381, or 3.8%, as compared to the year ended December 31, 2021. The increase for the year ended December 31, 2022, was primarily driven by an increase in costs related to the ManyCam product, which launched in June of 2022, of approximately $206,658. These expenses were partially offset by decreases in non-cash stock compensation expense of $48,000 and credit card processing of approximately $55,000.

Sales and marketing expense

Our sales and marketing expense for the year ended December 31, 2022 increased by $400,889, or 34.3%, as compared to the year ended December 31, 2021. The increase in sales and marketing expense for the year ended December 31, 2022 was primarily due to an increase of approximately $366,000 in marketing user acquisition expenses, including agent fees, as we focused on increasing user engagement spend through the efforts of our third-party marketing agencies, which we have subsequently scaled back on, and an increase of approximately $26,000 in other marketing and branding expenses driven by an increased grow our focus on social media and influencers.

Product development expense

Our product development expense for the year ended December 31, 2022 increased by $542,614, or 10.1%, as compared to the year ended December 31, 2021. The increase was primarily due to an increase of approximately $329,000 related to software expenses in support the newly launched ManyCam product. In addition, dues and subscriptions expense increased by approximately $132,000, and Paltalk and Camfrog consulting expenses increased by approximately $137,000 related to initiatives to enhance user retention and improve monetization in the Paltalk application. These increases was partially offset by a decrease of approximately $114,000 in capitalized amortization software related to Paltalk.

General and administrative expense

Our general and administrative expense for the year ended December 31, 2022 increased by $1,605,082, or 59.3%, as compared to the year ended December 31, 2021. The increase in general and administrative expense for the year ended December 31, 2022 was mainly due to increased non-cash stock compensation expense of approximately $402,000, an increase in amortization of approximately $417,000 related to the acquisition of the ManyCam assets, increased professional fees of approximately $265,000 and increased insurance costs of approximately $122,000. In addition, included in the year ended December 31, 2021, was approximately $335,000 of non-cash gain on extinguishment of digital tokens payable.

Impairment loss on digital tokens

We recorded a non-cash impairment loss on digital tokens of $7,262 for the year ended December 31, 2022 as a result of the decline in the quoted market prices of certain digital tokens below the market price of their acquisition. This loss represents a $757,970 decrease in the size of the loss compared to the year ended December 31, 2021.

Non-Operating Income

The following table presents the components of non-operating income for the year ended December 31, 2022 and the year ended December 31, 2021, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

	Years Ended December 31,		$ Increase	% Increase	% of Revenue Years Ended December 31,
	2022	2021	(Decrease)	(Decrease)	2022	2021
Interest income, net	$74,895	$133	$74,762	56212.1%	0.7%	0.0%
Gain on extinguishment of term debt	--	506,500	(506,500)	(100.0)%	0.0%	3.8%
Realized gain from sale of digital tokens	--	307,934	(307,934)	(100.0)%	0.0%	2.3%
Total non-operating income	$74,895	$814,567	$(739,672)	(90.8)%	0.7%	6.1%

Non-operating income for the year ended December 31, 2022 was $74,895, a decrease of $739,672, or 90.8%, as compared to non-operating income of $814,567 for the year ended December 31, 2021. The decrease resulted from the gain on extinguishment of term debt of the $506,500 of proceeds from the note received in order to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic as well as a gain from sale of digital tokens of $307,934, both of which happened during the year ended December 31, 2021.

Liquidity and Capital Resources

	Years Ended
	December 31,
	2022	2021
Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(2,956,724)	$1,265,464
Net cash (used in) provided by investing activities	(2,942,279)	858,848
Net cash (used in) provided by financing activities	(997,924)	13,927,128
Net change in cash and cash equivalents	$(6,896,927)	$16,051,440

Currently, our primary source of liquidity is cash on hand and cash flows from continuing operations, and we believe that our cash and cash equivalents balance and our expected cash flow from operations will be sufficient to meet all of our financial obligations for the twelve months from the date these financial statements are issued. As of December 31, 2022, we had over $14.7 million of cash and cash equivalents.

Our use of working capital is related to product development resources and an investment in marketing activities in order to maintain and create new services and features in applications for our clients and users. In particular, a significant portion of our working capital has been allocated to the improvement of our products. In addition, during the year ended December 31, 2022, we spent $997,924 in connection with our Stock Repurchase Plan as we purchased a total of 604,808 shares at an average share price of $1.65 per share. In the future, we may continue to seek to grow our business by expending our capital resources to fund strategic acquisitions, investments and partnership opportunities.

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

Operating Activities

Net cash used in operating activities was $2,956,724 for the year ended December 31, 2022, as compared to net cash provided by operating activities of $1,265,464 for the year ended December 31, 2021. A loss from operations, due to the decrease in subscription revenue as well as changes in accounts payable, accrued expenses and other current liabilities of $453,928 which contributed to a lower cash flow for the year ended December 31, 2022, compared to the year ended December 31, 2021.

Investing Activities

Net cash used in investing activities was $2,942,279 for the year ended December 31, 2022, as compared to net cash provided by investing activities of $858,848 for the year ended December 31, 2021. The decrease in cash flows from investing activities resulted primarily from the ManyCam Acquisition.

Financing Activities

Net cash used in financing activities was $997,924 for the year ended December 31, 2022, as compared to net cash provided by financing activities of $13,927,128 for the year ended December 31, 2021. During fiscal 2022, the use of cash of $997,924 was attributed to the Company’s repurchase of the Company’s stock pursuant to its share buy back plan. The decrease in net cash provided by financing activities compared to the prior year is a result of the August 2021 and October 2021 Offerings, in which the Company sold an aggregate of 2,885,810 shares of common stock at a price to the public of $3.00 and $7.50 per share, respectively. Net proceeds received by the Company from the August 2021 and October 2021 Offerings were approximately $13.9 million, after underwriting discounts and commissions and other estimated offering expenses.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimate inherent in the preparation of our financial statements include the discount rates and weighted average costs of capital used in the fair value of the ManyCam Intangible Assets and in assigning their respective useful lives. These fair values and estimates were based on a number of factors, including a valuation from an independent third party.

Critical Accounting Polices

The Company’s financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company’s financial statements, one must have a clear understanding of the accounting policies employed. A summary of the Company’s critical accounting policies follows:

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the years ended December 31, 2022 and 2021, subscriptions were offered in durations of one-, six- twelve-and twenty four -month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying consolidated balance sheets.

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

Intangible Assets

The Company acquired amortizable intangible assets as part of a purchase agreement consisting of internally developed software, intellectual property (trade names, trademarks and URLs) and subscriber relationships/customer lists. The Company’s intangible assets represent definite lived intangible assets, which are being amortized on a straight-line basis over their estimated useful lives as follows:

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

For additional information, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for a summary of significant accounting policies, which includes our critical accounting policies, and the effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Paltalk, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paltalk, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of the ManyCam Asset Acquisition

As described in Note 1 and Note 12 to the consolidated financial statements, the Company acquired certain intangible assets (the “ManyCam Asset Acquisition”) during the year ended December 31, 2022 for $2.7 million. This transaction included internally developed software, intellectual property (trade names, trademarks and URLs) and customer relationships of $1.5 million, $0.3 million and $0.9 million, respectively.

We identified the valuation of the ManyCam Asset Acquisition as a critical audit matter. Auditing the Company’s accounting for these acquired intangible assets was complex due to the significant estimation required in managements determination of the fair value of intangible assets. The significant estimation was primarily due to the sensitivity of the respective fair values to the underlying assumptions, including discount rates, weighted average cost of capital and projected revenue growth rates.

The primary procedures we performed to address this critical audit matter included the following:

●	Evaluated the Company’s use of valuation methodologies.

●	Evaluated the prospective financial information and tested the completeness and accuracy of underlying data.

●	With the assistance of our valuation specialists, tested the significant assumptions used to value the acquired intangible assets by comparing the significant assumptions to current industry, market and economic trends.

●	Performed sensitivity analyses of the significant assumptions to evaluate the change in fair value resulting from changes in the assumptions.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016.

Melville, NY

March 23, 2023

PALTALK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$14,739,933	$21,636,860
Accounts receivable, net of allowances of $3,648 as of December 31, 2022 and 2021, respectively	122,297	153,448
Prepaid expense and other current assets	543,199	239,258
Total current assets	15,405,429	22,029,566
Operating lease right-of-use asset	159,181	239,491
Property and equipment, net	--	69,599
Goodwill	6,326,250	6,326,250
Intangible assets, net	3,526,811	196,543
Digital tokens	--	7,262
Other assets	13,937	13,937
Total assets	$25,431,608	$28,882,648

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,013,637	$1,332,632
Accrued expenses and other current liabilities	225,193	344,441
Contingent consideration	85,000	--
Operating lease liabilities, current portion	82,176	80,309
Deferred subscription revenue	2,257,452	1,915,493
Total current liabilities	3,663,458	3,672,875
Operating lease liabilities, non-current portion	77,005	159,182
Deferred tax liability	716,903	-
Total liabilities	4,457,366	3,832,057
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 9,864,120 shares issued and 9,227,349 and 9,832,157 shares outstanding as of December 31, 2022 and 2021, respectively	9,864	9,864
Treasury stock, 636,771 and 31,963 shares repurchased as of December 31, 2022 and 2021, respectively	(1,192,124)	(194,200)
Additional paid-in capital	35,973,735	35,639,910
Accumulated deficit	(13,817,233)	(10,404,983)
Total stockholders’ equity	20,974,242	25,050,591
Total liabilities and stockholders’ equity	$25,431,608	$28,882,648

The accompanying notes are an integral part of these consolidated financial statements.

PALTALK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021
Revenues
Subscription revenue	$10,662,691	$12,368,008
Advertising revenue	326,854	451,337
Technology service revenue	--	454,504
Total revenue	10,989,545	13,273,849
Costs and expenses
Costs of revenue	2,823,570	2,720,189
Sales and marketing expense	1,571,275	1,170,386
Product development expense	5,934,433	5,391,819
General and administrative expense	4,311,815	2,706,733
Impairment loss on digital tokens	7,262	765,232
Total costs and expenses	14,648,355	12,754,359
(Loss) Income from operations	(3,658,810)	519,490
Interest income, net	74,895	133
Gain on extinguishment of term debt	--	506,500
Realized gain from the sale of digital tokens	--	307,934
(Loss) Income from operations before income tax benefit (expense)	(3,583,915)	1,334,057
Income tax benefit (expense)	171,665	(9,951)
Net (loss) income	$(3,412,250)	1,324,106

Net (loss) income per share of common stock:
Basic	$(0.35)	$0.17
Diluted	$(0.35)	$0.17
Weighted average number of shares of common stock used in calculating net (loss) income per share of common stock:
Basic	9,638,567	7,766,111
Diluted	9,638,567	7,809,132

The accompanying notes are an integral part of these consolidated financial statements.

PALTALK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common	Stock	Treasury	Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	6,916,404	$6,917	(9,950)	$(10,859)	$21,568,041	$(11,729,089)	$9,835,010
Stock-based compensation expense	-	-	-	-	(35,653)	-	(35,653)
Issuance of common stock	2,885,810	2,886	-	-	13,916,240	-	13,919,126
Issuance of common stock pursuant to cashless option exercises	38,464	38			(38)	-	-
Treasury stock received from cashless option exercises	22,013	22	(22,013)	(183,341)	183,319	-	-
Issuance of common stock pursuant to option exercise	1,429	1	-	-	8,001	-	8,002
Net income	-	-	-	-	-	1,324,106	1,324,106
Balance at December 31, 2021	9,864,120	$9,864	(31,963)	$(194,200)	$35,639,910	$(10,404,983)	$25,050,591
Stock-based compensation expense	-	-	-	-	333,825	-	333,825
Repurchases of common stock	-	-	(604,808)	(997,924)	-	-	(997,924)
Net loss	-	-	-	-	-	(3,412,250)	(3,412,250)
Balance at December 31, 2022	9,864,120	$9,864	(636,771)	$(1,192,124)	$35,973,735	$(13,817,233)	$20,974,242

The accompanying notes are an integral part of these consolidated financial statements.

PALTALK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(3,412,250)	$1,324,106
Adjustments to reconcile net (loss) income from operations to net cash (used in) provided by operating activities:
Depreciation of property and equipment	69,599	186,178
Amortization of intangible assets	601,264	184,667
Amortization of operating lease right-of-use assets	80,310	74,416
Gain on extinguishment of digital token liability	--	(338,553)
Impairment loss on digital tokens	7,262	765,232
Realized (gain) loss from the sale of digital tokens	--	(307,934)
Deferred tax benefit	(171,665)	--
Gain on extinguishment of term debt	--	(506,500)
Stock-based compensation	333,825	(35,653)
Bad debt expense	--	(3,235)
Changes in operating assets and liabilities:
Digital tokens	--	(884,263)
Accounts receivable, net	31,151	(78,803)
Digital tokens receivable	--	210,000
Operating lease liability	(80,310)	(74,416)
Digital tokens payable	--	215,156
Prepaid expense and other current assets	(303,941)	(2,554)
Accounts payable, accrued expenses and other current liabilities	(453,928)	680,848
Deferred subscription revenue	341,959	(143,228)
Net cash (used in) provided by operating activities	(2,956,724)	1,265,464
Cash flows from investing activities:
Acquisition of ManyCam assets	(2,700,000)	--
Acquisition related costs of ManyCam assets	(242,279)	--
Proceeds from the sale of digital tokens	--	858,848
Net cash (used in) provided by investing activities	(2,942,279)	858,848
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	--	13,919,126
Proceeds from issuance of common stock pursuant to option exercise	--	8,002
Purchase of treasury stock	(997,924)	--
Net cash (used in) provided by financing activities	(997,924)	13,927,128
Net (decrease) increase in cash and cash equivalents	(6,896,927)	16,051,440
Balance of cash and cash equivalents at beginning of period	21,636,860	5,585,420
Balance of cash and cash equivalents at end of period	$14,739,933	$21,636,860
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Deferred tax liability associated with the acquisition of ManyCam assets	$904,253	--
Accrued contingent consideration	$85,000	--
Modification of operating lease right-of-use asset and liability	$--	$244,940
Issuance of common stock pursuant to cashless option exercises	$--	$38
Treasury stock received from cashless option exercises	$--	$183,341

The accompanying notes are an integral part of these consolidated financial statements.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

The accompanying consolidated financial statements include Paltalk, Inc. and its wholly owned subsidiaries, A.V.M. Software, Inc., Paltalk Software Inc., Paltalk Holdings, Inc., Tiny Acquisition Inc., Camshare, Inc., Fire Talk LLC, Vumber LLC and ManyCam ULC (collectively, the “Company”).

The Company’s product portfolio includes Paltalk, Camfrog and Tinychat, which together host a large collection of video-based communities. The Company’s other products are ManyCam and Vumber. ManyCam is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools. Vumber is a telecommunications services provider that enables users to communicate privately by having multiple phone numbers with any area code through which calls can be forwarded to a user’s existing telephone number. The Company has an over 20-year history of technology innovation and hold 10 patents.

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

For more information regarding the ManyCam Acquisition, see Note 12.

Macro-Economic Factors and Update on COVID-19

The Company’s results of operations have been and may continue to be negatively impacted by the uncertainty regarding COVID-19 and macro-economic factors, including the timing of economic recessions and/or recovery and the overall inflationary environment. Prolonged periods of inflation may affect the Company’s ability to target new customers as well as keep existing customers engaged and may ultimately have a correlating effect on the Company’s users’ discretionary spending. Furthermore, the recent strength of the US dollar compared to foreign currencies could have a negative effect on the Company’s non-US customer base, as the Company’s subscription prices are based in US dollars. Our user growth may continue to slow or decline as the impact of the COVID-19 pandemic continues to taper, particularly in light of a potential economic downturn. Furthermore, the recent strength of the US dollar compared to foreign currencies could have a negative effect on our non-US customer base, as our subscription prices are based in US dollars.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimate inherent in the preparation of our financial statements include the discount rates and weighted average costs of capital used in the fair value of the ManyCam Assets and in assigning their respective useful lives. These fair values and estimates were based on a number of factors, including a valuation by an independent third party.

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

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the years ended December 31, 2022 and 2021, subscriptions were offered in durations of one-, six- twelve-and twenty four -month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying consolidated balance sheets. Deferred revenue at December 31, 2021 was $1,915,493, which was subsequently recognized as subscription revenue during the year ended December 31, 2022. The ending balance of deferred revenue at December 31, 2022 was

$2,257,452.

In addition, the Company offers virtual gifts to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and are under the users’ control. Virtual gift revenue is recognized upon the users’ redemption of virtual gifts at the fixed transaction price and included in subscription revenue in the accompanying consolidated statements of operations. Virtual gift revenue is presented as deferred revenue in the consolidated balance sheets until virtual gifts are redeemed. Virtual gift revenue was $4,550,864 and $5,586,710 for the years ended December 31, 2022 and 2021, respectively. The ending balance of deferred revenue from virtual gifts at December 31, 2022 and 2021 was $393,433 and $293,737, respectively.

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

The Company did not generate any technology service revenue during the year ended December 31, 2022.

Net (Loss) Income Per Share

Basic earnings and net (loss) income per share are computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted income per share.

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

The Company tests the recorded amount of goodwill for impairment on an annual basis on December 31 of each fiscal year or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. The Company has one reporting unit. The Company performed a qualitative assessment and concluded that no impairment existed as of December 31, 2022 and 2021.

PALTALK, INC.

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

The Company’s policy for global intangible low taxed income is to treat as a period cost when incurred.

Intangible Assets

The Company acquired amortizable intangible assets as part of a purchase agreement consisting of internally developed software, intellectual property (trade names, trademarks and URLs) and subscriber relationships/ customer lists. The Company’s intangible assets represent definite lived intangible assets, which are being amortized on a straight-line basis over their estimated useful lives as follows:

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

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Intangible Assets, Net

Intangible assets, net consisted of the following for the periods presented:

	December 31,
	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$50,000	$(33,750)	$16,250	$50,000	$(31,251)	$18,749
Trade names, trademarks, product names, URLs	1,022,425	(562,114)	460,311	555,000	(509,148)	45,852
Internally developed software	4,180,005	(2,165,550)	2,014,455	1,990,000	(1,990,000)	-
Subscriber/customer relationships	3,553,102	(2,517,307)	1,035,795	2,279,000	(2,147,058)	131,942
Total intangible assets	$8,805,532	$(5,278,721)	$3,526,811	$4,874,000	$(4,677,457)	$196,543

Amortization expense for the years ended December 31, 2022 and 2021 was $601,264 and $184,667, respectively. The aggregate amortization expense for each of the next five years and thereafter is estimated to be $822,333 in  2023, $821,687 in 2024, $568,529 in 2025, $382,133 in 2026, $382,133 in 2027, and $549,996 thereafter.

4.	Digital Tokens

Digital tokens, consist of Props tokens received in connection with the YouNow Agreement. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies and other digital tokens under current GAAP, the Company has determined to account for these tokens as indefinite-lived intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other until further guidance is issued by the FASB.

During the years ended December 31, 2022 and 2021, the Company recorded a non-cash impairment charge in the amount of $7,262 and $765,232, respectively, which is reported in the accompanying consolidated statements of operations as a result of recent declines in the quoted market prices of certain digital tokens below the market price of their acquisition.

During year the ended December 31, 2021, the Company sold approximately 36.9 million Props tokens for proceeds $0.9 million. The realized gain of the sale of digital tokens was $307,934 for the year ended December 31, 2021 and is included in the consolidated statements of operations.

5.	Income Taxes

The Inflation Reduction Act (“IRA”) and Chips and Science Act (“CHIPS Act”) were both enacted in August 2022. The IRA introduced new provisions including a 15% corporate alternative minimum tax for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-tax-year period and a 1% excise tax surcharge on stock repurchases. The CHIPS Act provides a variety of incentives associated with investments in domestic semiconductor manufacturing and related activities. Both the IRA and CHIPS Act are applicable for tax years beginning after December 31, 2022 and had no impact to the Company’s consolidated financial statements for the year ended December 31, 2022.

On March 11, 2021, the American Rescue Plan Act of 2021 (“American Rescue Plan”) was signed into law to provide additional relief in connection with the ongoing COVID-19 pandemic. The American Rescue Plan includes, among other things, provisions relating to PPP loan expansion, defined pension contributions, excessive employee remuneration, and the repeal of the election to allocate interest expense on a worldwide basis. Under ASC 740, the effects of new legislation are recognized upon enactment. The enactment of the American Rescue Plan did not impact the Company’s income tax provision.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income (loss) before the provision (benefit) for income taxes are as follows:

	December 31,
	2022	2021
Domestic Operations	$(2,683,143)	$1,334,057
Foreign Operations	(900,772)	-
	$(3,583,915)	$1,334,057

The Company’s provision for income taxes is comprised of the following:

	December 31,
	2022	2021
Current
Federal	$-	$-
State and local	15,685	9,951
Foreign	-	-
Total Current	15,685	9,951
Deferred
Federal	-	-
State and local	-	-
Foreign	(187,350)	-
Change in Valuation Allowance	-	-
Total Deferred	(187,350)	-
Total (Benefit) Provision	$(171,665)	$9,951

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate of 21% for 2022 and 2021 as follows:

	2022	2021
Income tax benefit (expense) at federal statutory rate	21.0%	21.0%
Permanent Differences	-	0.2%
State and local taxes	(0.7)%	(4.5)%
Valuation allowance	(7.6)%	(14.3)%
Deferred tax adjustment	-	2.6%
Share based compensation	(7.8)%	3.9%
PPP Loan Forgiveness	-	(8.0)%
Foreign Income Tax Rate Differential	0.5%	-
Other	(0.6)%	(0.2)%
Effective tax rate	4.8%	0.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred Tax Assets:
U.S. federal and state net operating losses	$3,436,822	$3,907,758
Foreign net operating losses	103,375	-
Share-based compensation	511,603	767,318
Amortization of intangible assets	583,727	716,598
Rent	36,413	56,251
Capitalized IRC §174 costs	1,134,472	-
Tax credits	62,969	62,969
Other	257,473	266,986
Subtotal	6,126,854	5,777,880
Less Valuation Allowance:	(5,984,591)	(5,713,490)
Total Deferred Tax Assets	142,263	64,390
Deferred Tax Liabilities:
Amortization of intangible assets	(820,279)	-
Property and equipment	(31,262)	(64,390)
Other	(7,625)	-
Total Deferred Tax Liabilities	(859,166)	(64,390)
Net Deferred Tax Liability	$(716,903)	$-

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the Company’s ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. A significant piece of objective negative evidence evaluated was cumulative loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Based on the weight of available evidence, the Company determined that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis and has recorded a valuation allowance against its net U.S. deferred tax assets. The Company’s valuation allowance increased by $271,101 during 2022. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As of December 31, 2022, the Company has U.S. federal net operating loss carryforwards of approximately $15.2 million, of which $12.5 million may be subject to an annual limitation under Section 382 of the Internal Revenue Code. Of the $15.2 million, approximately, $14.0 million are available to offset 100% of future taxable income but expire in varying amounts between 2031 to 2037, if not utilized. The remaining $1.2 million is available to offset 80% of future taxable income but may be carried forward indefinitely. The Company also has foreign net operating loss carryforwards of approximately $0.5 million, which begin to expire in 2042.

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2022, the Company has no uncertain tax positions. As such, there are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2022.

The Company files a federal income tax return, income tax returns in various state tax jurisdictions, and income tax returns in Canada. The open tax years for the federal income tax return are 2019 through 2022. The state income tax returns have varying statutes of limitations. The open tax years relating to any of the Company’s federal and state net operating losses begin in 2009.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	December 31,
	2022	2021
Compensation, benefits and payroll taxes	$114,000	$318,150
Other accrued expenses	111,193	26,291
Total accrued expenses and other current liabilities	$225,193	$344,441

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Stockholders’ Equity

The Paltalk, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 121,930 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The Paltalk, Inc. 2016 Long-Term Incentive Plan (“the 2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of December 31, 2022, there were 792,056 shares available for future issuance under the 2016 Plan.

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

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the years ended:

	December 31,
	2022	2021
Expected volatility	173 – 182%	178.0 – 197.0%
Expected life of option	5.2 – 6.2	5.0 – 5.5
Risk free interest rate	2.53%	0.81 – 0.88%
Expected dividend yield	0.0%	0.0%

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

The following tables summarize stock option activity during the year ended December 31, 2022:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 1, 2022	435,770	$5.31
Granted	248,501	2.66
Exercised during period	--	--
Forfeited or canceled, during the period	(52,588)	3.64
Expired, during the period	(9,609)	49.29
Outstanding at December 31, 2022	622,074	$3.71
Exercisable at December 31, 2022	468,023	$4.09

At December 31, 2022, there was $338,374 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.04 years.

On December 31, 2022, the aggregate intrinsic value of stock options that were outstanding and exercisable was $9,360 . On December 31, 2021, the aggregate intrinsic value of stock options that were outstanding and exercisable was $149,394 and $109,644, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the year ended December 31, 2022, the Company granted stock options to members of the Board of Directors to purchase an aggregate of 24,000 shares of common stock at an exercise price of $2.66 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2022 and have a term of ten years. During the year ended December 31, 2022, the Company also granted options to employees to purchase an aggregate of 224,501shares of common stock. These options have a vesting date ranging between the grant date and up to four years, have a term of ten years and have an exercise price of $2.66.

The aggregate fair value for the options granted during the years ended December 31, 2022 and 2021 was $636,957 and $145,522, respectively.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense for the Company’s stock options included in the consolidated statements of operations was as follows:

	Years Ended
	December 31,
	2022	2021
Cost of revenue	$19,500	$67,182
Sales and marketing expense	2,056	294
Product development expense	24,748	11,302
General and administrative expense	287,521	(114,431)
Total stock-based compensation expense	$333,825	$(35,653)

Treasury Shares

The Board of Directors of the Company approved a stock repurchase plan for up to $1,750,000 of the Company’s outstanding common stock (the “Stock Repurchase Plan”), effective as of March 29, 2022 and expiring on the one-year anniversary of such date. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the Stock Repurchase Plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased will be determined by a committee of the Board of Directors at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, alternative investment opportunities and other corporate considerations.

As of December 31, 2022, the Company had 636,771 shares of its common stock classified as treasury shares on the Company’s consolidated balance sheets.

8.	Net (Loss) Income Per Share

Basic earnings and net income per share are computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted loss per share. For the year ended December 31, 2022, 622,074 of shares issuable upon the exercise of outstanding stock options were not included in the computation of diluted net loss per share from operations because their inclusion would be antidilutive. For the year ended December 31, 2022, no shares issuable upon the exercise of outstanding stock options were included in the computation of diluted net income per share from operations because their inclusion would be dilutive. For the year ended December 31, 2021, 392,749 of shares issuable upon the exercise of outstanding stock options were not included in the computation of diluted net income per share for operations because their inclusion would be antidilutive. For the year ended December 31, 2021, 43,021 of shares issuable upon the exercise of outstanding stock options were included in the computation of diluted net income per share for operations because their inclusion would be dilutive.

The following table summarizes the net (loss) income per share calculation for the periods presented:

	Years Ended
	December 31,
	2022	2021
Net (loss) income from operations – basic and diluted	$(3,412,250)	$1,324,106
Weighted average shares outstanding – basic	9,638,567	7,766,111
Weighted average shares outstanding – diluted	9,638,567	7,809,132
Per share data:

Basic from operations	$(0.35)	$0. 17
Diluted from operations	$(0.35)	$0. 17

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Leases

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

As of December 31, 2022, the Company had no long-term leases that were classified as financing leases. As of December 31, 2022, the Company did not have additional operating and financing leases that had not yet commenced.

At December 31, 2022, the Company had operating lease liabilities of approximately $159,000 and right-of-use assets of approximately $159,000, which are included in the consolidated balance sheets.

Total rent expense for the year ended December 31, 2022 was $83,084, of which $6,000 was sublease income. Total rent expense for year ended December 31, 2021 was $84,525, of which $4,500 was sublease income. Rent expense is recorded under general and administrative expense in the consolidated statements of operations.

The following table summarizes the Company’s operating leases for the periods presented:

	Years Ended
	December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:	$80,310	$74,416
Weighted average assumptions:
Remaining lease term	1.9	2.9
Discount rate	2.3%	2.3%

As of December 31, 2022, future minimum payments under non-cancelable operating leases were as follows:

For the years ending December 31,	Amount
2023	$84,975
2024	77,893
Total	162,868
Less: present value adjustment	(3,687)
Present value of minimum lease payments	$159,181

10.	Term Debt

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

On January 13, 2021, the Note was fully forgiven by the SBA and the Lender in compliance with the provisions of the CARES Act, and the Company recognized a $506,500 gain on extinguishment of term debt.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Commitments and Contingencies

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

A Markman hearing took place on February 24, 2022. On September 7, 2022, the United States Patent Office issued a reexamination of U.S. Patent No. 6,683,858, and on January 19, 2023, the Examiner issued an Ex Parte Reexamination Certificate, ending the reexamination and confirming the patentability of claims 1-10 of U.S. Patent No. 6,683,858. Trial is now scheduled for early third quarter of 2023.

Legal Proceedings

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of December 31, 2022.

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

12.	Asset Acquisition – Securities Purchase Agreement

As discussed above in Note 1, on June 9, 2022, the Company entered into the Securities Purchase Agreement by and among the Company, the Purchaser, Visicom and Target NewCo, pursuant to which the Purchaser purchased, effective as of the Effective Date, all of the issued and outstanding shares of Target NewCo.

The Purchaser acquired the Conveyed Assets for a cash purchase price of $2.7 million (the “Cash Consideration”). In addition to the Cash Consideration, Visicom is entitled to receive an additional payment of up to $600,000 (the “Earn-Out Payment”) based on the sales of the ManyCam software less chargebacks and refunds (“Gross Sales”) in the six-month period following the Closing (the “Earn-Out Period”) as follows: (i) if the Gross Sales during the Earn-Out Period are greater than $800,000, the Earn-Out Payment shall be $600,000, (ii) if the Gross Sales during the Earn-Out Period are greater than $700,000 but less than $800,000, the Earn-Out Payment shall be $300,000, (iii) if the Gross Sales during the Earn-Out Period are greater than $600,000 but less than $700,000, the Earn-Out Payment shall be $150,000 and (iv) if the Gross Sales during the Earn-Out Period do not exceed $600,000, then the Seller will not be paid any portion of the Earn-Out Payment. The Company concluded that the Conveyed Assets were not considered a business for purposes of Regulation S-X and ASC 805, Business Combinations. While Gross Sales during the Earn Out Period exceeded $600,000 and was less than $700,000, there were some adjustments made to calculation and it was agreed by both parties to a negotiated amount. As a result, the Company recorded a liability in the amount of $85,000 for payment to the Seller, with a corresponding adjustment to the cost basis of the Conveyed Assets.

As part of a valuation analysis, the Company identified intangible assets, including internally developed software, subscriber relationships/customer list and intellectual property (trade names, trademarks, URLs). The fair value of identifiable intangible assets is determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows and includes significant inputs such as the weighted average cost of capital and the discount premium. On the date of measurement the weighted average cost of capital was 23.2% and the discount premium was 7%.

The Company considered several factors to estimate the economic useful life of the Customer Relationships including those noted under ASC 350-30-35-3. The Customer Relationships were estimated to have an economic useful life of three years for tradenames and seven years for developed software and customer list. This assumption was deemed reasonable based on reviewing useful lives for the comparable companies.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Final allocation was determined with the assistance of a third-party valuation specialist hired by Company management. The following table summarizes the fair value of the identifiable intangible assets and their respective useful lives:

	Estimated Fair Value	Estimated Contingent Consideration Allocation at December 31, 2022	Total Allocation	Estimated Useful Life in Years
Internally developed software	$1,504,000	$47,345	$1,551,345	7
Intellectual property (trade names, trademarks, URLs)	321,000	10,115	331,115	7
Subscriber Relationships/Customer List	875,000	27,540	902,540	3
Total acquired assets	$2,700,000	$85,000	$2,785,000

The estimated aggregate amortization expense for each of the next five years and thereafter will approximate $804,333 in 2023, $804,333 in 2024, $566,029 in 2025, $379,633 in 2026, $379,633 in 2027 and $546,250 thereafter.

The Company incurred approximately $242,000 of expenses in connection with the ManyCam Acquisition and capitalized them accordingly.

As part of the accounting for the ManyCam assets, the Company provisionally recorded a deferred tax liability of $0.9 million with an offset to intangible assets related to the excess financial reporting basis over the tax basis of the Conveyed Assets.

On June 30, 2022, the Company entered into the License Agreement with Visicom, pursuant to which the Company agreed to distribute, at the discretion and direction of Visicom, a specified number of ManyCam software updates to certain license holders to whom Visicom has previously granted a “lifetime” license to ManyCam software. As consideration for distributing the software updates, Visicom paid the Company an initial upfront nonrefundable payment of $65,000. The License Agreement provides that Visicom may purchase additional licenses at prices specified therein. Other than providing a one-time, limited license to Visicom for the distribution of ManyCam software updates pursuant to the terms of the License Agreement, the Company does not have any obligation to provide support or service to the licensee end users. The Company recognized the $65,000 payment as revenue during the period ended December 31, 2022, as it satisfied its performance obligation as specified in the License Agreement.

13.	Subsequent Events

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

Based on the evaluation as of December 31, 2022, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, and based on that evaluation, management concluded that our internal control over financial reporting was effective. Therefore, our management, including our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosures.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.	Exhibits

The following exhibits are required by Item 601 of Regulation S-K.

(a) Documents filed as part of this Annual Report.

3.	Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are included herein or incorporated herein by reference:

2.1#	Agreement and Plan of Merger, dated September 13, 2016, by and among Paltalk, Inc., SAVM Acquisition Corporation, A.V.M. Software, Inc. and Jason Katz (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 14, 2016 by the Company with the SEC).

2.2#	Securities Purchase Agreement, dated June 9, 2022, by and among ManyCam ULC, Visicom Media Inc., 2434936 Alberta ULC and Paltalk, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed June 10, 2022 by the Company with the SEC).

3.1	Certificate of Incorporation of Paltalk, Inc. (as amended through May 15, 2020) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company filed November 9, 2021 by the Company with the SEC).

3.2	Amended and Restated Bylaws of Paltalk, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 17, 2023 by the Company with the SEC).

4.1	Specimen Stock Certificate of Paltalk, Inc. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of the Company filed on March 23, 2022 by the Company with the SEC).

4.2	Description of Securities of Paltalk, Inc. (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of the Company filed on March 23, 2022 by the Company with the SEC).

10.1	Statement of Rights and Responsibilities, by and between Paltalk, Inc. and Facebook Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.2	Registered Apple Developer Agreement, by and between Paltalk, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.3	iOS Developer Program License Agreement, by and between Paltalk, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.4†	Amended and Restated Paltalk, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-52176) of the Company filed on November 14, 2011 by the Company with the SEC).

10.5†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.6†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.7†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.8†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-52176) of the Company filed on November 14, 2011 by the Company with the SEC).

10.9†	Paltalk, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 20, 2016 by the Company with the SEC).

10.10†	First Amendment to Paltalk, Inc. 2016 Long Term Incentive Plan, dated as of April 10, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 30, 2017 by the Company with the SEC).

10.11†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.12†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.13†	Form of Director and Officer Nonqualified Stock Option Agreement. (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Company filed on March 23, 2022 by the Company with the SEC).

10.14†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.15†	Amended and Restated Executive Employment Agreement, dated March 23, 2022, by and between Paltalk, Inc. and Jason Katz (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company filed on March 23, 2022 by the Company with the SEC).

10.16	Registration Rights Agreement, dated October 7, 2016, by and between Paltalk, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.17†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 15, 2017 by the Company with the SEC).

10.18	First Amendment to Registration Rights Agreement, dated June 15, 2018, by and between the Company and Clifford Lerner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on June 19, 2018 by the Company with the SEC).

10.19†	Amended and Restated Employment Agreement, dated March 23, 2022, by and between Paltalk, Inc. and Kara Jenny (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of the Company filed on March 23, 2022 by the Company with the SEC).

10.20*	Letter Agreement, dated February 24, 2023, by and between Visicom Media Inc., ManyCam ULC and Paltalk, Inc.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Paltalk, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

†	Management contract or compensatory plan arrangement.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Paltalk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2023	PALTALK, INC.

	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Katz	Chief Executive Officer and Chairman of the Board	March 23, 2023
Jason Katz	(Principal Executive Officer)

/s/ Kara Jenny	Chief Financial Officer and Director	March 23, 2023
Kara Jenny	(Principal Financial and Accounting Officer)

/s/ Yoram “Rami” Abada	Director	March 23, 2023
Yoram “Rami” Abada

/s/ Lance Laifer	Director	March 23, 2023
Lance Laifer

/s/ John Silberstein	Director	March 23, 2023
John Silberstein