Form 10-Q
period 2023-03-31
PALTALK, INC.
filed 2023-05-09
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2023
Common Stock, par value $0.001 per share	9,222,157*

*	Excludes 641,963 shares of common stock that are held as treasury stock by Paltalk, Inc.

PALTALK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

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

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 1A. Risk Factors” in Part II of this report, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 23, 2023. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this report, except to the extent required by applicable securities laws.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALTALK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$13,929,729	$14,739,933
Accounts receivable, net of allowances of $3,648 as of March 31, 2023 and December 31, 2022	107,115	122,297
Prepaid expense and other current assets	422,667	543,199
Total current assets	14,459,511	15,405,429
Operating lease right-of-use asset	138,814	159,181
Goodwill	6,326,250	6,326,250
Intangible assets, net	3,321,227	3,526,811
Other assets	13,937	13,937
Total assets	$24,259,739	$25,431,608

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$802,399	$1,013,637
Accrued expenses and other current liabilities	124,864	225,193
Operating lease liabilities, current portion	82,769	82,176
Contingent Consideration	85,000	85,000
Deferred subscription revenue	2,162,841	2,257,452
Total current liabilities	3,257,873	3,663,458
Operating lease liabilities, non-current portion	56,045	77,005
Deferred tax liability	661,949	716,903
Total liabilities	3,975,867	4,457,366
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 9,864,120 shares issued and 9,222,157 and 9,227,349 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	9,864	9,864
Treasury stock, 641,963 and 636,771 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	(1,199,337)	(1,192,124)
Additional paid-in capital	36,028,876	35,973,735
Accumulated deficit	(14,555,531)	(13,817,233)
Total stockholders’ equity	20,283,872	20,974,242
Total liabilities and stockholders’ equity	$24,259,739	$25,431,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Subscription revenue	$2,505,670	$2,846,339
Advertising revenue	58,347	80,362
Total revenues	2,564,017	2,926,701
Costs and expenses:
Cost of revenue	802,475	652,096
Sales and marketing expense	254,868	411,482
Product development expense	1,248,582	1,530,141
General and administrative expense	1,167,111	1,046,148
Total costs and expenses	3,473,036	3,639,867
Loss from operations	(909,019)	(713,166)
Interest income (expense), net	121,167	(1,862)
Other expense	-	(7,886)
Loss from operations before provision for income taxes	(787,852)	(722,914)
Income tax benefit (expense)	49,554	(16,031)
Net loss	$(738,298)	$(738,945)

Net loss per share of common stock:
Basic	$(0.08)	$(0.08)
Diluted	$(0.08)	$(0.08)
Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic	9,222,356	9,832,157
Diluted	9,222,356	9,832,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Common	Stock	Treasury	Stock	Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2021	9,864,120	$9,864	(31,963)	$(194,200)	$35,639,910	$(10,404,983)	$25,050,591
Stock-based compensation expense	-	-	-	-	152,471	-	152,471
Net loss	-	-	-	-	-	(738,945)	(738,945)
Balance at March 31, 2022	9,864,120	$9,864	(31,963)	$(194,200)	$35,792,381	$(11,143,928)	$24,464,117
Balance at December 31, 2022	9,864,120	$9,864	(636,771)	$(1,192,124)	$35,973,735	$(13,817,233)	$20,974,242
Stock-based compensation expense	-	-	-	-	55,141	-	55,141
Repurchases of common stock	-	-	(5,192)	(7,213)	-	-	(7,213)
Net loss						(738,298)	(738,298)
Balance at March 31, 2023	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,028,876	$(14,555,531)	$20,283,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(738,298)	$(738,945)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation of property and equipment	-	30,098
Amortization of intangible assets	205,584	46,166
Amortization of operating lease right-of-use assets	20,367	19,905
Stock-based compensation	55,141	152,471
Income tax benefit	(49,554)	-
Changes in operating assets and liabilities:
Accounts receivable	15,182	44,360
Operating lease liability	(20,367)	(19,905)
Prepaid expense and other current assets	120,532	(37,842)
Accounts payable, accrued expenses and other current liabilities	(316,967)	(659,622)
Deferred subscription revenue	(94,611)	(69,640)
Net cash used in operating activities	(802,991)	(1,232,954)

Cash flows from financing activities:
Purchase of treasury stock	(7,213)	-
Net cash used in financing activities	(7,213)	-
Net decrease in cash and cash equivalents	(810,204)	(1,232,954)
Balance of cash and cash equivalents at beginning of period	14,739,933	21,636,860
Balance of cash and cash equivalents at end of period	$13,929,729	$20,403,906
Supplemental disclosure of cash flow information: Non-cash investing and financing activities:

Taxes	$-	$-

Write-off of property and equipment	$-	1,475,649

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

The Company is a communications software innovator that powers multimedia social applications. The Company’s product portfolio includes Paltalk, Camfrog and Tinychat, which together host a large collection of video-based communities. The Company’s other products include ManyCam and Vumber. ManyCam is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools. Vumber is a telecommunications services provider that enables users to communicate privately by having multiple phone numbers with any area code through which calls can be forwarded to a user’s existing telephone number. The Company has an over 20-year history of technology innovation and holds 10 patents.

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

The Purchaser acquired the Conveyed Assets for a cash purchase price of $2.7 million (the “Cash Consideration”). In addition to the Cash Consideration, Visicom was entitled to receive an additional payment of up to $600,000 (the “Earn-Out Payment”) based on the sales of the ManyCam software less chargebacks and refunds (“Gross Sales”) in the six-month period following the closing (the “Earn-Out Period”) as follows: (i) if the Gross Sales during the Earn-Out Period were greater than $800,000, the Earn-Out Payment shall be $600,000, (ii) if the Gross Sales during the Earn-Out Period were greater than $700,000 but less than $800,000, the Earn-Out Payment would have been $300,000, (iii) if the Gross Sales during the Earn-Out Period were greater than $600,000 but less than $700,000, the Earn-Out Payment would have been $150,000 and (iv) if the Gross Sales during the Earn-Out Period did not exceed $600,000, then Visicom would not be paid any portion of the Earn-Out Payment.

Gross Sales during the Earn-Out Period exceeded $600,000 but were less than $700,000. Pursuant to the terms of that certain Letter Agreement, by and between Visicom, the Purchaser and the Company, dated February 24, 2023, the Company made an Earn-Out Payment to Visicom in the amount of $85,000 in the second quarter of 2023 (the “Adjusted Earn-Out Payment”). The Company recorded a liability in the amount of the Adjusted Earn-Out Payment, with a corresponding adjustment to the cost basis of the Conveyed Assets.

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

Impact of Macro-Economic Factors

The Company’s results of operations have been and may continue to be, negatively impacted by macro-economic factors, including the timing of economic recessions and/or recovery and the overall inflationary environment. Prolonged periods of inflation may affect the Company’s ability to target new customers as well as keep existing customers engaged and may ultimately have a correlating effect on the Company’s users’ discretionary spending. Additionally, the recent closures of certain banks and their placement into receivership with the Federal Deposit Insurance Corporation created bank-specific and broader financial institution liquidity challenges and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to additional market and economic uncertainty, which could affect our industry.

Basis of Presentation

The condensed consolidated financial statements included in this report have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The Company has not included certain information and notes required by GAAP for complete financial statements pursuant to those rules and regulations, although it believes that the disclosure included herein is adequate to make the information presented not misleading. The condensed consolidated financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023 (the “Form 10-K”).

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheets and statements of operations, cash flows and changes in stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the three months ended March 31, 2023 are not necessarily indicative of results for the year ending December 31, 2023, or for any other period.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2023, there were no significant changes made to the Company’s significant accounting policies.

For a detailed discussion about the Company’s significant accounting policies, see the Form 10-K.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the three months ended March 31, 2023 and 2022, subscriptions were offered in durations of one-, three-, six- twelve-and twenty four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets. Deferred revenue at December 31, 2022 was $2,257,452, of which $770,540 was subsequently recognized as subscription revenue during the three months ended March 31, 2023. The ending balance of deferred revenue at March 31, 2023 and 2022 was $2,162,841 and $1,845,853 respectively.

In addition, the Company offers virtual gifts to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and are under the users’ control. Virtual gift revenue is recognized upon the users’ redemption of virtual gifts at the fixed transaction price and included in subscription revenue in the accompanying condensed consolidated statements of operations. Virtual gift revenue is presented as deferred revenue in the condensed consolidated balance sheets until virtual gifts are redeemed. Virtual gift revenue was $1,010,200 and $1,269,537 for the three months ended March 31, 2023, and 2022, respectively. The ending balance of deferred revenue from virtual gifts at March 31, 2023 and 2022 was $334,629 and $331,804, respectively.

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

3. Intangible Assets, Net

Intangible assets, net consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$50,000	$(34,375)	$15,625	$50,000	$(33,750)	$16,250
Trade names, trademarks product names, URLs	1,022,425	(582,684)	439,741	1,022,425	(562,114)	460,311
Internally developed software	4,180,005	(2,243,764)	1,936,241	4,180,005	(2,165,550)	2,014,455
Subscriber/customer relationships	3,553,102	(2,623,482)	929,620	3,553,102	(2,517,307)	1,035,794
Total intangible assets	$8,805,532	$(5,484,305)	$3,321,227	$8,805,532	$(5,278,721)	$3,526,811

Amortization expense for the three months ended March 31, 2023 was $205,584, as compared to $46,166 for the three months ended March 31, 2022. The aggregate amortization expense for each of the next five years and thereafter is estimated to be $616,749 for the remainder of 2023, $821,687 in 2024, $568,529 in 2025, $382,133 in 2026, $382,133 in 2027 and $549,996 thereafter.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	March 31,	December 31,
	2023	2022
	(unaudited)
Compensation, benefits and payroll taxes	$-	$114,000
Other accrued expenses	124,864	111,193
Total accrued expenses and other current liabilities	$124,864	$225,193

5. Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of March 31, 2023, the Company’s conclusion regarding the realizability of its U.S. deferred tax assets had not changed, and the Company has continued to maintain a full valuation allowance against them.

For the three months ended March 31, 2023, the Company recorded an income tax benefit of $49,554. The effective tax rate for the three months ended March 31, 2023 was 6.64% which differs from the statutory rate of 21% as the Company has concluded that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis.

For the three months ended March 31, 2022, the Company recorded an income tax provision of $16,031. The effective tax rate for the three months ended March 31, 2022 was (2.22)%. The effective tax rate differs from the statutory rate of 21% as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

6. Stockholders’ Equity

The Paltalk, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 31,548 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The Paltalk, Inc. 2016 Long-Term Incentive Plan (“the 2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of March 31, 2023, there were 762,336 shares available for future issuance under the 2016 Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the three months ended March 31, 2023:

Expected volatility	161.44%
Expected life of option (in years)	5.2 – 6.23
Risk free interest rate	3.58 – 3.59%
Expected dividend yield	0.0%

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

The following table summarizes stock option activity during the three months ended March 31, 2023:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2023	622,074	$3.71
Granted during the period	49,000	1.94
Cancelled/Forfeited, during the period	(20,100)	1.51
Expired, during the period	(819)	25.48
Outstanding at March 31, 2023	650,155	$3.62
Exercisable at March 31, 2023	484,295	$4.05

At March 31, 2023, there was $368,055 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.02 years.

On March 31, 2023, the aggregate intrinsic value of stock options that were outstanding and exercisable was $59,506 and $44,744, respectively. On March 31, 2022, the aggregate intrinsic value of stock options that were outstanding and exercisable was $118,415 and $88,040, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the three months ended March 31, 2023, the Company granted stock options to members of the Board of Directors to purchase an aggregate of 24,000 shares of common stock at an exercise price of $1.94 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2023 and have a term of 10 years. During the three months ended March 31, 2023, the Company also granted options to employees to purchase an aggregate of 25,000 shares of common stock. These options have varying vesting dates ranging between the grant date and four years, have a term of ten years and have an exercise price of $1.94. The aggregate fair value for the options granted during the three months ended March 31, 2023 and 2022 was $90,380 and $636,957, respectively.

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31,
	2023	2022
Cost of revenue	$2,215	$12,864
Sales and marketing expense	639	119
Product development expense	6,873	3,469
General and administrative expense	45,414	136,019
Total stock-based compensation expense	$55,141	$152,471

Treasury Shares

The Board of Directors of the Company approved a stock repurchase plan for up to $1,750,000 of the Company’s outstanding common stock (the “Stock Repurchase Plan”), effective as of March 29, 2022, which expired on March 29, 2023, the one-year anniversary of such date. Under the Stock Repurchase Plan, shares were repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. The actual timing, number and value of shares repurchased was determined by a committee of the Board of Directors at its discretion and depended on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, alternative investment opportunities and other corporate considerations.

As of March 31, 2023 and December 31, 2022, the Company had 641,963, and 636,771, shares of its common stock, respectively, classified as treasury shares on the Company’s consolidated balance sheets. During the three months ended March 31, 2023 5,192 shares of common stock had been repurchased by the Company pursuant to the Stock Repurchase Plan at an average purchase price of $1.39.

7. Net Loss Share

Basic earnings and net loss per share are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted income per share. For the three months ended March 31, 2023 and 2022, 650,155 and 679,515 of shares issuable upon the exercise of outstanding stock options, respectively, were not included in the computation of diluted net loss per share from operations because their inclusion would be antidilutive.

The following table summarizes the net loss per share calculation for the periods presented:

	Three Months Ended March 31,
	2023	2022
Net loss from operations – basic and diluted	$(738,298)	$(738,945)
Weighted average shares outstanding – basic	9,222,356	9,832,157
Weighted average shares outstanding – diluted	9,222,356	9,832,157
Per share data:
Basic from operations	$(0.08)	$(0.08)
Diluted from operations	$(0.08)	$(0.08)

8. Leases

On April 9, 2021, the Company entered into a lease extension agreement with Jericho Executive Center LLC for the office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on December 1, 2021 and runs through November 30, 2024. The Company’s monthly office rent payments under the lease are currently approximately $7,081 per month.

As of March 31, 2023, the Company had no long-term leases that were classified as financing leases. As of March 31, 2023, the Company did not have additional operating and financing leases that had not yet commenced.

As of March 31, 2023, the Company had operating lease liabilities of approximately $139,000 and ROU assets of approximately $139,000, which are included in the condensed consolidated balance sheets.

Total rent expense for the three months ended March 31, 2023 was $20,448, of which $1,500 was sublease income. Total rent expense for three months ended March 31, 2022 was $23,332 of which $1,500 was sublease income. Rent expense is recorded under general and administrative expense in the condensed consolidated statements of operations.

The following table summarizes the Company’s operating leases for the periods presented:

	Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:	$20,367	$19,905
Weighted average assumptions:
Remaining lease term	1.7	2.7
Discount rate	2.3%	2.3%

As of March 31, 2023, future minimum payments under non-cancelable operating leases were as follows:

For the year ending December 31,	Amount
2023	63,731
2024	77,894
Total	$141,625
Less: present value adjustment	(2,811)
Present value of minimum lease payments	$138,814

9. Commitments and Contingencies

Officer Employment Agreements

On March 23, 2022, the Company entered into Amended and Restated Employment Agreements with the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which amended and restated their existing employment agreements with the Company dated October 7, 2016 and December 9, 2019, respectively. The agreements are each for terms of one year with auto renewal provisions. Except for adjustments to base salaries, all other terms and conditions of the prior employment agreements between the Company and the CEO and CFO remained in full force and effect. The Amended and Restated Employment Agreement for the CEO is retroactive to February 2021. The Amended and Restated Employment Agreement for the CFO is retroactive to January 2022. Aggregate commitments of base salaries under the Amended and Restated Employment Agreements for each of 2022 and 2023 totaled $490,000. Should the agreements be renewed for 2024 and beyond, the aggregate base salary commitments would total $510,000 per year.

Patent Litigation

On July 23, 2021, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit against WebEx Communications, Inc., Cisco WebEx LLC, and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas. The Company alleges that certain of Cisco’s products have infringed U.S. Patent No. 6,683,858, and that the Company is entitled to damages.

A Markman hearing took place on February 24, 2022. On September 7, 2022, the United States Patent Office issued a reexamination of U.S. Patent No. 6,683,858, and on January 19, 2023, the Examiner issued an Ex Parte Reexamination Certificate, ending the reexamination and confirming the patentability of claims 1-10 of U.S. Patent No. 6,683,858. A trial is scheduled for early third quarter of 2023.

Legal Proceedings

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of March 31, 2023.

10. Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2023 and 2022, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2023 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2022, all amounts herein are unaudited.

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

Our continued growth depends on attracting new consumer application users through the introduction of new applications, features and partnerships and further penetration of our existing markets. Our principal growth strategy is to invest in the development of proprietary software, expand our sales and marketing efforts with respect to such software, and increase our consumer application user base through potential platform partnerships and new and existing advertising campaigns that we run through internet and mobile advertising networks, all while balancing the capital needs of the business. Our strategy also includes the acquisition of, or investment in, technologies, solutions or businesses that complement our business and cross-selling them to additional synergistic businesses.

Our strategy is to approach these opportunities in a measured way, being mindful of our resources and evaluating factors such as potential revenue, time to market and amount of capital needed to invest in the opportunity.

Recent Developments

Stock Repurchase Plan

On March 23, 2022, we announced that our Board of Directors approved a stock repurchase plan for up to $1,750,000 of our outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan was effective as of March 29, 2022 and expired on March 29, 2023, the one-year anniversary of such date. Shares were repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. The actual timing, number and value of shares repurchased were determined by a committee of the Board of Directors at its discretion and depended on a number of factors, including the market price of our common stock, general market and economic conditions, alternative investment opportunities and other corporate considerations. As of March 31, 2023 and December 31, 2022, we had 641,963, and 636,771, shares of its common stock, respectively, classified as treasury shares on our consolidated balance sheets. During the three months ended March 31, 2023 5,192 shares of common stock were repurchased pursuant to the Stock Repurchase Plan at an average purchase price of $1.39.

Impact of Macro-Economic Factors

Our results of operations have been and may continue to be negatively impacted by macro-economic factors, including the timing of economic recessions and/or recovery and the overall inflationary environment. Prolonged periods of inflation may affect our ability to target new customers as well as keep existing customers engaged and may ultimately have a correlating effect on our users’ discretionary spending. Additionally, the closures of certain banks and their placement into receivership with the Federal Deposit Insurance Corporation created bank-specific and broader financial institution liquidity challenges and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may create additional market and economic uncertainty, which could affect our industry.

Operational Highlights and Business Objectives

During the three months ended March 31, 2023, we executed key components of our objectives:

●	the reported net loss remained relatively unchanged at $0.7 million for the quarter ended March 31, 2023, compared to the net loss for the quarter ended March 31, 2022 as the reduction in topline revenue was partially offset by reduced operating expenses as a result of operating efficiencies; and

●	reduced cash used in operations by $0.4 million for the three months ended March 31, 2023 compared to March 31, 2022.

For the near term, our business objectives include:

●	promoting expansion of the ManyCam product into business-to-business markets as well as working to integrate ManyCam as an upsell into our Paltalk product;

●	continuing to implement several enhancements to our live video chat applications as well as the integration of card and board games and other features focused on retention and monetization, which collectively are intended to increase user engagement and revenue opportunities;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other assets or entities that are synergistic to our businesses;

●	continuing to develop our consumer application platform strategy by seeking potential partnerships with large third-party communities to whom we could promote a co-branded version of our video chat products and potentially share in the incremental revenues generated by these partner communities; and

●	continuing to defend our intellectual property.

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

Subscription Revenue

Our video chat platforms generate revenue primarily through subscription fees. Our tiers of subscriptions provide users with unlimited video windows and levels of status within the community. Multiple subscription tiers are offered in different durations depending on the product from one-, six-, twelve- and twenty-four month terms, which continue to vary as we continue to test and optimize length and pricing. Longer-term plans (those with durations longer than one month) are generally available at discounted monthly rates. Levels of membership benefits are offered in tiers, with the least membership benefits in the lowest paid tier and the most membership benefits in the highest paid tier. Our membership tiers are “Plus,” “Extreme,” “VIP” and “Prime” for Paltalk and “Pro,” “Extreme” and “Gold” for Camfrog. We also hold occasional promotions that offer discounted subscriptions and virtual gifts. Subscriptions for ManyCam are generally offered in annual and two-year terms, with exceptions made for enterprise sales.

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

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(802,991)	$(1,232,954)
Net loss	$(738,298)	$(738,945)
Adjusted EBITDA	$(648,294)	$(484,431)
Adjusted EBITDA as percentage of total revenues	(25.3)%	(16.6)%

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net loss adjusted to exclude interest (income), expense, net, other expense, income taxes (benefit) expense, depreciation and amortization expense, and stock-based compensation expense.

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

Limitations of Adjusted EBITDA

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA does not reflect, among other things: interest (income) expense, net, provision for income taxes, depreciation and amortization expense, other expense, net, and stock-based compensation; Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
Reconciliation of Net loss to Adjusted EBITDA:
Net loss	$(738,298)	$(738,945)
Interest (income) expense, net	(121,167)	1,862
Other expense, net	--	7,886
Income tax (benefit) expense	(49,554)	16,031
Depreciation and amortization expense	205,584	76,264
Stock-based compensation expense	55,141	152,471
Adjusted EBITDA	$(648,294)	$(484,431)

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended March 31,
	2023	2022
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	31.3%	22.3%
Sales and marketing expense	9.9%	14.1%
Product development expense	48.7%	52.3%
General and administrative expense	45.5%	35.7%
Total costs and expenses	135.5%	124.4%
Loss from operations	(35.5)%	(24.4)%
Interest income (expense), net	4.7%	(0.1)%
Other expense	-%	(0.3)%
Loss from operations before provision for income taxes	(30.7)%	(24.8)%
Income tax benefit (expense)	1.9%	(0.5)%
Net loss	(28.8)%	(25.3)%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenue

Total revenue decreased by 12.4% to $2,564,017 for the three months ended March 31, 2023 from $2,926,701 for the three months ended March 31, 2022. This decrease was primarily driven by a decrease in subscription revenue.

The following table sets forth our subscription revenue, advertising revenue, technology service revenue and total revenue for the three months ended March 31, 2023 and the three months ended March 31, 2022, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	March 31,		Increase	Increase	March 31,
	2023	2022	(Decrease)	(Decrease)	2023	2022
Subscription revenue	$2,505,670	$2,846,339	$(340,669)	(12.0)%	97.7%	97.3%
Advertising revenue	58,347	80,362	(22,015)	(27.4)%	2.3%	2.7%
Total revenues	$2,564,017	$2,926,701	$(362,684)	(12.4)%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the three months ended March 31, 2023 decreased by $340,669, or 12.0%, as compared to the three months ended March 31, 2022. The decrease in subscription revenue was primarily driven by a decrease in new subscribers as well as a decrease in virtual gifts across the Paltalk and Camfrog applications.

Advertising Revenue

Our advertising revenue for the three months ended March 31, 2023 decreased by $22,015, or 27.4%, as compared to the three months ended March 31, 2022. The decrease in advertising revenue was primarily due to a decrease in the volume of advertising impressions related to changes in the optimization of third-party advertising partners.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2023 decreased by $166,831, or 4.6%, as compared to the three months ended March 31, 2022. The following table presents our costs and expenses for the three months ended March 31, 2023 and 2022, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	March 31,		Increase	Increase	March 31,
	2023	2022	(Decrease)	(Decrease)	2023	2022
Cost of revenue	$802,475	$652,096	$150,379	23.1%	31.3%	22.3%
Sales and marketing expense	254,868	411,482	(156,614)	(38.1)%	9.9%	14.1%
Product development expense	1,248,582	1,530,141	(281,559)	(18.4)%	48.7%	52.3%
General and administrative expense	1,167,111	1,046,148	120,963	11.6%	45.5%	35.7%
Total costs and expenses	$3,473,036	$3,639,867	$(166,831)	(4.6)%	135.5%	124.4%

Cost of revenue

Our cost of revenue for the three months ended March 31, 2023 increased by $150,379, or 23.1%, as compared to the three months ended March 31, 2022. This increase was a result of ManyCam expenses of $67,020, an increase in hosting expense of $92,506, as well as an increase in payment processing fees of approximately $15,978.

Sales and marketing expense

Our sales and marketing expense for the three months ended March 31, 2023 decreased by $156,614, or 38.1%, as compared to the three months ended March 31, 2022. The decrease in sales and marketing expense for the three months ended March 31, 2023 was primarily due to a decrease in marketing user acquisition expenses, including agent fees, of $126,615 as well as a decrease in marketing and branding expenses of $32,920.

Product development expense

Our product development expense for the three months ended March 31, 2023 decreased by $281,559, or 18.4%, as compared to the three months ended March 31, 2022. The decrease was primarily due to a decrease of approximately $145,199 related to development consulting services. We accomplished this by streamlining our offshore development efforts, from which we expect to realize further decreases in expenses as well as decreases in headcount of $56,979, amortization of $29,837 and domain name expense of $17,549.

General and administrative expense

Our general and administrative expense for the three months ended March 31, 2023 increased by $120,963, or 11.6%, as compared to the three months ended March 31, 2022. The increase in general and administrative expense for the three months ended March 31, 2023 was due to an increase in global professional and tax fees.

Non-Operating (Loss) Income

The following table presents the components of non-operating income (loss) for the three months ended March 31, 2023 and the three months ended March 31, 2022, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	March 31,		Increase	Increase	March 31,
	2023	2022	(Decrease)	(Decrease)	2023	2022
Interest income (expense), net	$121,167	$(1,862)	$123,029	6,607.4%	4.7%	(0.1)%
Other expense	-	(7,886)	7,886	100%	0.0%	(0.3)%
Total non-operating income (loss)	$121,167	$(9,748)	$130,915	1,343.0%	4.7%	(0.4)%

Non-operating income for the three months ended March 31, 2023 was $121,167, an increase of $130,915 or 1,343.0%, as compared to non-operating loss of $9,748 for the three months ended March 31, 2022. The increase resulted from the interest earned in a high yield bank account.

Income Taxes

Our provision for income taxes consists of federal, foreign and state taxes, as applicable, in amounts necessary to align our year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the three months ended March 31, 2023 and March 31, 2022, we recorded an income tax benefit of $49,554 and income tax provision of $16,031, respectively, consisting primarily of foreign, state and local taxes.

As of March 31, 2023, our conclusion regarding the realizability of our U.S. deferred tax assets did not change and we have recorded a full valuation allowance against them.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2023	2022
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(802,991)	$(1,232,954)
Net cash provided by (used in) investing activities	-	-
Net cash used in financing activities	(7,213)	-
Net decrease in cash and cash equivalents	$(810,204)	$(1,232,954)

Currently, our primary source of liquidity is cash on hand, and we believe that our cash and cash equivalents balance and our expected cash flows from operations will be sufficient to meet all of our financial obligations for one year from the date these financial statements are issued. As of March 31, 2023, we had $13,929,729 of cash and cash equivalents.

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

Operating Activities

Net cash used in operating activities was $802,991 for the three months ended March 31, 2023, as compared to net cash used in operating activities of $1,232,954 for the three months ended March 31, 2022. Changes in accounts payable of $316,967 and accrued expenses and other current liabilities of $659,622 contributed to the use of cash flows from operations for the three months ended March 31, 2023. The decrease in cash flows used in operations resulted mainly from a decrease in subscription revenue and an increase in overall operating expenses during the first quarter of 2022, as we focused on user retention and engagement.

Investing Activities

There was no net cash provided by investing activities for the three months ended March 31, 2023 or the three months ended March 31, 2022.

Financing Activities

Net cash used in financing activities was $7,213 for the three months ended March 31, 2023, as compared to $0 of net cash provided by financing activities for the three months ended March 31, 2022. This increase in cash used in financing activities attributed to the Stock Repurchase Plan. For the three months ended March 31, 2023, we repurchased 5,192 shares of common stock for an aggregate purchase price of $7,213.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments disclosed in the contractual obligations and commitments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements.

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

Based on the evaluation as of March 31, 2023, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 23, 2021, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit against WebEx Communications, Inc., Cisco WebEx LLC, and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas. The Company alleges that Cisco’s products have infringed U.S. Patent No. 6,683,858, and that the Company is entitled to damages.

A Markman hearing took place on February 24, 2022. On September 7, 2022, the United States Patent Office issued a reexamination of U.S. Patent No. 6,683,858, and on January 19, 2023, the Examiner issued an Ex Parte Reexamination Certificate, ending the reexamination and confirming the patentability of claims 1-10 of U.S. Patent No. 6,683,858. A trial is scheduled for early third quarter of 2023.

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the Form 10-K during the three months ended March 31, 2023. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended March 31, 2023 that were not previously reported on a Current Report on Form 8-K.

Issuer Repurchases of Common Stock

The following table details our repurchases of common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2023 – January 31, 2023	5,192	$1.39	—	$—
February 1, 2023 – February 28, 2023	—	$—	—	$—
March 1, 2023 – March 31, 2023(2)	—	$—	—	$—
Total	5,192	$1.39	—	$—

(1)	On March 23, 2022, we announced that our Board of Directors approved a Stock Repurchase Plan, to repurchase up to $1,750,000 of our outstanding common stock for cash.
(2)	The Stock Repurchase Plan expired on March 29, 2023 pursuant to its terms and has not been renewed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K.

The following exhibits are included herein or incorporated herein by reference:

Exhibit
Number	Description
2.1#	Securities Purchase Agreement, dated June 9, 2022, by and among ManyCam ULC, Visicom Media Inc., 2434936 Alberta ULC and Paltalk, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed June 10, 2022 by the Company with the SEC).
3.1	Certificate of Incorporation of Paltalk, Inc. (as amended through May 15, 2020) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company filed November 9, 2021 by the Company with the SEC).
3.2	Amended and Restated Bylaws of Paltalk, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 17, 2023 by the Company with the SEC).
4.1	Specimen Stock Certificate of Paltalk, Inc. (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K of the Company filed on March 23, 2023 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Paltalk, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Paltalk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paltalk, Inc.

Date: May 9, 2023	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Paltalk, Inc.

Date: May 9, 2023	By:	/s/ Kara Jenny
Kara Jenny
Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)