Form 10-Q
period 2023-06-30
PALTALK, INC.
filed 2023-08-08
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2023
Common Stock, par value $0.001 per share	9,222,157 *

*	Excludes 641,963 shares of common stock that are held as treasury stock by Paltalk, Inc.

PALTALK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALTALK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$13,650,942	$14,739,933
Accounts receivable, net of allowances of $3,648 as of June 30, 2023 and December 31, 2022	126,654	122,297
Employee retention tax credit receivable, net	246,629	-
Prepaid expense and other current assets	789,099	543,199
Total current assets	14,813,324	15,405,429
Operating lease right-of-use asset	118,330	159,181
Goodwill	6,326,250	6,326,250
Intangible assets, net	3,115,644	3,526,811
Other assets	13,937	13,937
Total assets	$24,387,485	$25,431,608

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$679,082	$1,013,637
Accrued expenses and other current liabilities	211,225	225,193
Operating lease liabilities, current portion	83,367	82,176
Contingent Consideration	-	85,000
Deferred subscription revenue	2,169,454	2,257,452
Total current liabilities	3,143,128	3,663,458
Operating lease liabilities, non-current portion	34,963	77,005
Deferred tax liability	732,723	716,903
Total liabilities	3,910,814	4,457,366
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 9,864,120 shares issued and 9,222,157 and 9,227,349 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	9,864	9,864
Treasury stock, 641,963 and 636,771 shares repurchased as of June 30, 2023 and December 31, 2022, respectively	(1,199,337)	(1,192,124)
Additional paid-in capital	36,086,046	35,973,735
Accumulated deficit	(14,419,902)	(13,817,233)
Total stockholders’ equity	20,476,671	20,974,242
Total liabilities and stockholders’ equity	$24,387,485	$25,431,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Subscription revenue	$2,884,989	$2,560,706	$5,390,659	$5,407,045
Advertising revenue	71,013	83,762	129,360	164,124
Total revenues	2,956,002	2,644,468	5,520,019	5,571,169
Costs and expenses:
Cost of revenue	774,028	661,548	1,576,503	1,313,644
Sales and marketing expense	220,512	484,133	475,380	895,615
Product development expense	1,163,640	1,521,764	2,412,222	3,051,905
General and administrative expense	1,075,520	1,053,347	2,242,631	2,099,495
Impairment loss on digital tokens	--	7,262	--	7,262
Total costs and expenses	3,233,700	3,728,054	6,706,736	7,367,921
Loss from operations	(277,698)	(1,083,586)	(1,186,717)	(1,796,752)
Interest income (expense), net	171,341	(1,595)	292,508	(3,457)
Other income (expense), net	343,045	(38,772)	343,045	(46,658)
Income (loss) from operations before provision for income taxes	236,688	(1,123,953)	(551,164)	(1,846,867)
Income tax expense	(101,059)	(4,753)	(51,505)	(20,784)
Net income (loss)	$135,629	$(1,128,706)	$(602,669)	$(1,867,651)

Net income (loss) per share of common stock:
Basic	$0.01	$(0.12)	$(0.07)	$(0.19)
Diluted	$0.01	$(0.12)	$(0.07)	$(0.19)
Weighted average number of shares of common stock used in calculating net income (loss) income per share of common stock:
Basic	9,222,157	9,771,608	9,222,256	9,801,715
Diluted	9,222,157	9,771,608	9,222,256	9,801,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Common	Stock	Treasury	Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	9,864,120	$9,864	(31,963)	$(194,200)	$35,639,910	$(10,404,983)	$25,050,591
Stock-based compensation expense	-	-	-	-	152,471	-	152,471
Net loss	-	-	-	-	-	(738,945)	(738,945)
Balance at March 31, 2022	9,864,120	$9,864	(31,963)	$(194,200)	$35,792,381	$(11,143,928)	$24,464,117
Stock-based compensation expense	-	-	-	-	59,149	-	59,149
Repurchases of common stock	-	-	(110,000)	(213,180)	-	-	(213,180)
Net loss						(1,128,706)	(1,128,706)
Balance at June 30, 2022	9,864,120	$9,864	(141,963)	$(407,380)	$35,851,530	$(12,272,634)	$23,181,380
Balance at December 31, 2022	9,864,120	$9,864	(636,771)	$(1,192,124)	$35,973,735	$(13,817,233)	$20,974,242
Stock-based compensation expense	-	-	-	-	55,141	-	55,141
Repurchases of common stock	-	-	(5,192)	(7,213)	-	-	(7,213)
Net loss						(738,298)	(738,298)
Balance at March 31, 2023	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,028,876	$(14,555,531)	$20,283,872
Stock-based compensation expense	-	-	-	-	57,170	-	57,170
Net income	-	-	-	-	-	135,629	135,629
Balance at June 30, 2023	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,086,046	$(14,419,902)	$20,476,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023		2022
Cash flows from operating activities:
Net loss		$(602,669)	$(1,867,651)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation of property and equipment		-	51,918
Amortization of intangible assets		411,167	132,522
Amortization of operating lease right-of-use assets		40,851	39,924
Impairment loss on digital tokens		-	7,262
Deferred tax expense		15,820
Stock-based compensation		112,311	211,620
Changes in operating assets and liabilities:		-
Accounts receivable		(4,357)	46,657
Operating lease liability		(40,851)	(39,924)
Prepaid expense and other current assets		(245,900)	(120,686)
Accounts payable, accrued expenses and other current liabilities		(381,523)	(29,932)
Employee retention tax credit receivable, net		(213,629)	-
Deferred subscription revenue		(87,998)	(75,644)
Net cash used in operating activities		(996,778)	(1,643,934)
Cash flows from investing activities:
Acquisition of ManyCam assets		-	(2,700,000)
Acquisition related costs of ManyCam assets		-	(228,928)
Payment of contingent consideration		(85,000)	-
Net cash used in investing activities		(85,000)	(2,928,928)
Cash flows from financing activities:
Purchase of treasury stock		(7,213)	(213,180)
Net cash used in financing activities		(7,213)	(213,180)
Net decrease in cash and cash equivalents		(1,088,991)	(4,786,042)
Balance of cash and cash equivalents at beginning of period		14,739,933	21,636,860
Balance of cash and cash equivalents at end of period		$13,650,942	$16,850,818
Supplemental disclosure of cash flow information:
Cash paid during the periods:
Interest		$512	$-
Taxes		$18,551	$-
Non-cash investing and financing activities:
Write-off of property and equipment		$-	$1,475,649
Deferred tax liability associated with the acquisition of ManyCam assets	$		$806,493

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

As part of a valuation analysis, the Company identified intangible assets, including internally developed software, subscriber relationships/customer list and intellectual property (trade names, trademarks, URLs). The fair value of identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows. Final allocation was determined by a third-party valuation specialist hired by Company management. The following table summarizes the fair value of the identifiable intangible assets and their respective useful lives:

	Estimated Fair Value	Estimated Useful Life in Years
Internally developed software	$1,504,000	7
Intellectual property (trade names, trademarks, URLs)	$321,000	7
Subscriber Relationships/Customer List	$875,000	3
Total acquired assets	$2,700,000

The Company incurred approximately $242,000 of expenses in connection with the ManyCam Acquisition and capitalized them accordingly.

The Purchaser acquired the Conveyed Assets for a cash purchase price of $2.7 million (the “Cash Consideration”). In addition to the Cash Consideration, Visicom was entitled to receive an additional payment of up to $600,000 (the “Earn-Out Payment”) based on the sales of the ManyCam software less chargebacks and refunds (“Gross Sales”) in the six-month period following the closing (the “Earn-Out Period”) as follows: (i) if the Gross Sales during the Earn-Out Period were greater than $800,000, the Earn-Out Payment would have been $600,000, (ii) if the Gross Sales during the Earn-Out Period were greater than $700,000 but less than $800,000, the Earn-Out Payment would have been $300,000, (iii) if the Gross Sales during the Earn-Out Period were greater than $600,000 but less than $700,000, the Earn-Out Payment would have been $150,000 and (iv) if the Gross Sales during the Earn-Out Period did not exceed $600,000, then Visicom would not be paid any portion of the Earn-Out Payment.

Gross Sales during the Earn-Out Period exceeded $600,000 but were less than $700,000. Pursuant to the terms of that certain Letter Agreement, by and between Visicom, the Purchaser and the Company, dated February 24, 2023, the Company made an earn-out payment to Visicom in the amount of $85,000 (the “Adjusted Earn-Out Payment”). At December 31, 2022 the Company recorded a liability in the amount of the Adjusted Earn-Out Payment, with a corresponding adjustment to the cost basis of the Conveyed Assets. This Adjusted Earn-Out Payment was paid during the second quarter of 2023.

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

Impact of Macro-Economic Factors

The Company’s results of operations have been and may continue to be, negatively impacted by macro-economic factors, including the timing of economic recessions and/or recovery and the overall inflationary environment. Prolonged periods of inflation may have affected, and may continue to affect the Company’s ability to target new customers as well as keep existing customers engaged and may ultimately have a correlating effect on the Company’s users’ discretionary spending. Additionally, the recent closures of certain banks and their placement into receivership with the Federal Deposit Insurance Corporation created bank-specific and broader financial institution liquidity challenges and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to additional market and economic uncertainty, which could affect our industry.

Employee Retention Tax Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company was eligible for a refundable employee retention tax credit (the “ERTC”), subject to certain criteria. As ERTCs are not within the scope of ASC 740, Income Taxes, the Company has chosen to account for the ERTCs by analogizing to the International Standard IAS 20, Accounting/or Government Grants and Disclosure of Government Assistance (“IAS 20”). In accordance with IAS 20, an entity recognizes government grants only when there is reasonable assurance that the entity will comply with the conditions attached to them and the grants will be received. During the three months ended June 30, 2023, the Company applied for the ERTC and recorded a receivable in the amount of $343,045, net of related costs, which was recognized in the Company’s condensed consolidated statement of operation as other income. As of June 30, 2023, the Company had received an aggregate of $129,416, which was accounted for as a reduction of the receivable on the Company’s condensed consolidated balance sheet at June 30, 2023.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheets and statements of operations, cash flows and changes in stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the three and six months ended June 30, 2023 are not necessarily indicative of results for the year ending December 31, 2023, or for any other period.

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2023, there were no significant changes made to the Company’s significant accounting policies.

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

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the three and six months ended June 30, 2023 and 2022, subscriptions were offered in durations of one-, three-, six-, twelve-month and twenty four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets. Deferred revenue at December 31, 2022 was $2,257,452, of which $1,329,327 was subsequently recognized as subscription revenue during the six months ended June 30, 2023. The ending balance of deferred revenue at June 30, 2023 and 2022 was $2,169,454 and $1,839,849 respectively.

In addition, the Company offers virtual gifts to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and are under the users’ control. Virtual gift revenue is recognized upon the users’ redemption of virtual gifts at the fixed transaction price and included in subscription revenue in the accompanying condensed consolidated statements of operations. Virtual gift revenue is presented as deferred revenue in the condensed consolidated balance sheets until virtual gifts are redeemed. Virtual gift revenue was $1,312,113 and $1,091,487 for the three months ended June 30, 2023 and 2022, respectively, and virtual gift revenue was $2,322,313 and $2,361,024 for the six months ended June 30, 2023, and 2022, respectively. The ending balance of deferred revenue from virtual gifts at June 30, 2023 and 2022 was $465,199 and $349,552, respectively.

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

3. Intangible Assets, Net

Intangible assets, net consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$50,000	$(35,000)	$15,000	$50,000	$(33,750)	$16,250
Trade names, trademarks product names, URLs	1,022,425	(603,252)	419,173	1,022,425	(562,114)	460,311
Internally developed software	4,180,005	(2,321,979)	1,858,026	4,180,005	(2,165,550)	2,014,455
Subscriber/customer relationships	3,553,102	(2,729,657)	823,445	3,553,102	(2,517,307)	1,035,794
Total intangible assets	$8,805,532	$(5,689,888)	$3,115,644	$8,805,532	$(5,278,721)	$3,526,811

Amortization expense for the three and six months ended June 30, 2023 was $205,583 and $411,167, respectively, as compared to $86,356 and $132,522 for the three and six months ended June 30, 2022, respectively. The aggregate amortization expense for each of the next five years and thereafter is estimated to be $411,167 for the remainder of 2023, $821,687 in 2024, $568,529 in 2025, $382,133 in 2026, $382,133 in 2027 and $549,995 thereafter.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	June 30,	December 31,
	2023	2022
	(unaudited)
Compensation, benefits and payroll taxes	$-	$114,000
Other accrued expenses	211,225	111,193
Total accrued expenses and other current liabilities	$211,225	$225,193

5. Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of June 30, 2023, the Company’s conclusion regarding the realizability of its US deferred tax assets had not changed, and the Company has continued to maintain a full valuation allowance against them.

For the three and six months ended June 30, 2023, the Company recorded an income tax provision of $101,059 and $51,505, respectively, primarily related to a discrete item related to the filing of the Company’s Canadian tax return. The effective tax rate for the three and six months ended June 30, 2023 was 42.70% and (9.34)%, respectively. The effective tax rate differed from the statutory rate of 21% as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

For the three and six months ended June 30, 2022, the Company recorded an income tax provision of $4,753 and $20,784, respectively, primarily related to state and local taxes. The effective tax rate for the three and six months ended June 30, 2022 was (0.39)% and (1.08)%, respectively. The effective tax rate differed from the statutory rate of 21% as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

6. Stockholders’ Equity

The Paltalk, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 28,964 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The Paltalk, Inc. 2016 Long-Term Incentive Plan (“the 2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of June 30, 2023, there were 762,406 shares available for future issuance under the 2016 Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the six months ended June 30, 2023:

Expected volatility	161.44%
Expected life of option (in years)	5.2 – 6.2
Risk free interest rate	3.58 – 3.59%
Expected dividend yield	0.0%

The expected life of the options is the period of time over which employees and non-employees are expected to hold their options prior to exercise. The expected life of options has been determined using the “simplified” method as prescribed by Staff Accounting Bulletin 110, which uses the midpoint between the vesting date and the end of the contractual term. The volatility of the Company’s common stock is calculated using the Company’s historical volatilities beginning at the grant date and going back for a period of time equal to the expected life of the award. The Company estimates potential forfeitures of stock awards and adjusts recorded stock-based compensation expense accordingly. The Company estimates pre-vesting forfeitures primarily based on the Company’s historical experience and is adjusts to reflect actual forfeitures as the stock-based awards vest.

The following table summarizes stock option activity during the six months ended June 30, 2023:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2023	622,074	$3.71
Granted during the period	49,000	1.94
Cancelled/Forfeited, during the period	(21,935)	1.62
Expired, during the period	(2,584)	21.24
Outstanding at June 30, 2023	646,555	$3.58
Exercisable at June 30, 2023	499,780	$3.93

At June 30, 2023, there was $300,353 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.05 years.

On June 30, 2023, the aggregate intrinsic value of stock options that were outstanding and exercisable was $26,010 and $24,323, respectively. On June 30, 2022, the aggregate intrinsic value of stock options that were outstanding and exercisable was $45,840 and $38,340, respectively. The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the six months ended June 30, 2023, the Company granted stock options to members of the Board of Directors to purchase an aggregate of 24,000 shares of common stock at an exercise price of $1.94 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2023 and have a term of ten years. During the six months ended June 30, 2023, the Company also granted options to employees to purchase an aggregate of 25,000 shares of common stock. These options have varying vesting dates ranging between the grant date and up to four years, have a term of ten years and have an exercise price of $1.94. The aggregate fair value for the options granted during the six months ended June 30, 2023 and 2022 was $90,380 and $636,957, respectively.

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of revenue	$3,151	$2,192	$5,366	$15,056
Sales and marketing expense	842	637	1,481	756
Product development expense	7,616	7,270	14,489	10,739
General and administrative expense	45,561	49,050	90,975	185,069
Total stock compensation expense	$57,170	$59,149	$112,311	$211,620

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

As of June 30, 2023 and December 31, 2022, the Company had 641,963, and 636,771, shares of its common stock, respectively, classified as treasury shares on the Company’s consolidated balance sheets. During the six months ended June 30, 2023, 5,192 shares of common stock had been repurchased by the Company pursuant to the Stock Repurchase Plan at an average purchase price of $1.39.

7. Net Income (Loss) Share

Basic earnings and net income (loss) per share are computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted income per share. For the three months ended June 30, 2023 and 2022, 646,555 and 646,401 of shares issuable upon the exercise of outstanding stock options, respectively, were not included in the computation of diluted net loss per share from operations because their inclusion would be antidilutive. For the six months ended June 30, 2023 and 2022, 646,555 and 646,401 of shares issuable upon the exercise of outstanding stock options, respectively, were not included in the computation of diluted net loss per share from operations because their inclusion would be antidilutive.

The following table summarizes the net (loss) income per share calculation for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss) from operations – basic and diluted	$135,629	$(1,128,706)	$(518,313)	$(1,867,651)
Weighted average shares outstanding – basic	9,222,157	9,771,608	9,222,256	9,801,715
Weighted average shares outstanding – diluted	9,222,157	9,771,608	9,222,256	9,801,715
Per share data:
Basic from operations	$0.01	$(0.12)	$(0.07)	$(0.19)
Diluted from operations	$0.01	$(0.12)	$(0.07)	$(0.19)

8. Leases

On April 9, 2021, the Company entered into a lease extension agreement with Jericho Executive Center LLC for the office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on December 1, 2021 and runs through November 30, 2024. The Company’s monthly office rent payments under the lease are currently approximately $7,081 per month.

As of June 30, 2023, the Company had no long-term leases that were classified as financing leases. As of June 30, 2023, the Company did not have additional operating and financing leases that had not yet commenced.

As of June 30, 2023, the Company had operating lease liabilities of approximately $118,000 and ROU assets of approximately $118,000, which are included in the condensed consolidated balance sheets.

Total rent expense for the six months ended June 30, 2023 was $40,829, of which $1,500 was sublease income. Total rent expense for six months ended June 30, 2022 was $43,075, of which $3,000 was sublease income. Rent expense is recorded under general and administrative expense in the condensed consolidated statements of operations.

The following table summarizes the Company’s operating leases for the periods presented:

	Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:	$40,851	$39,924
Weighted average assumptions:
Remaining lease term	1.4	2.4
Discount rate	2.3%	2.3%

As of June 30, 2023, future minimum payments under non-cancelable operating leases were as follows:

For the year ending December 31,	Amount
2023	42,488
2024	77,894
Total	$120,382
Less: present value adjustment	(2,052)
Present value of minimum lease payments	$118,330

9. Commitments and Contingencies

Officer Employment Agreements

On March 23, 2022, the Company entered into Amended and Restated Employment Agreements with the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which amended and restated their existing employment agreements with the Company dated October 7, 2016 and December 9, 2019, respectively. The agreements are each for terms of one year with auto renewal provisions. Except for adjustments to base salaries, all other terms and conditions of the prior employment agreements between the Company and the CEO and CFO remained in full force and effect. The Amended and Restated Employment Agreement for the CEO is retroactive to February 2021. The Amended and Restated Employment Agreement for the CFO is retroactive to January 2022. Aggregate commitments of base salaries under the Amended and Restated Employment Agreements for each of 2022 and 2023 total $490,000. Should the agreements be renewed for 2024 and beyond, the aggregate base salary commitments would total $510,000 per year.

Patent Litigation

On July 23, 2021, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit against WebEx Communications, Inc., Cisco WebEx LLC, and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas (the “Court”). The Company alleges that certain of Cisco’s products have infringed U.S. Patent No. 6,683,858, and that the Company is entitled to damages.

A Markman hearing took place on February 24, 2022. On September 7, 2022, the United States Patent Office issued a reexamination of U.S. Patent No. 6,683,858, and on January 19, 2023, the Examiner issued an Ex Parte Reexamination Certificate, ending the reexamination and confirming the patentability of claims 1-10 of U.S. Patent No. 6,683,858. On June 29, 2023, the Court held a pretrial conference and denied Cisco’s motion for summary judgment. The trial is expected to be scheduled for late in the fourth quarter of 2023.

Legal Proceedings

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of June 30, 2023.

10. Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2023 and 2022, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2023 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2022, all amounts herein are unaudited.

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

Recent Developments

Stock Repurchase Plan

On March 23, 2022, we announced that the Board of Directors of the Company approved a stock repurchase plan for up to $1,750,000 of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan was effective as of March 29, 2022 and expired on March 29, 2023, the one-year anniversary of such date. Shares were repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. The actual timing, number and value of shares repurchased were determined by a committee of the Board of Directors at its discretion and depended on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, alternative investment opportunities and other corporate considerations. As of June 30, 2023 and December 31, 2022, we had 641,963, and 636,771, shares of its common stock, respectively, classified as treasury shares on our consolidated balance sheets.

Impact of Macro-Economic Factors

Our results of operations have been and may continue to be negatively impacted by macro-economic factors, including the timing of economic recessions and/or recovery and the overall inflationary environment. Prolonged periods of inflation have affected, and may continue to affect, our ability to target new customers as well as keep existing customers engaged and may ultimately have a correlating effect on our users’ discretionary spending. Additionally, the closures of certain banks and their placement into receivership with the Federal Deposit Insurance Corporation created bank-specific and broader financial institution liquidity challenges and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may create additional market and economic uncertainty, which could affect our industry.

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we were eligible for a refundable employee retention tax credit (the “ERTC”) subject to certain criteria. We applied for the ERTC and recorded a receivable in the amount of $343,045, net of related costs, which was recognized in our condensed consolidated statement of operations as other income. As of June 30, 2023, we received an aggregate of $129,416, which was recorded as a reduction of the receivable on our condensed consolidated balance sheet.

Operational Highlights and Business Objectives

During the three and six months ended June 30, 2023, we executed key components of our objectives:

●	the total revenue increased by approximately 11.8%, or $311,534, for the three months ended June 30, 2023 compared to total revenue for the three months ended June 30, 2022, primarily as a result of enhancements made to our products, expansion of our product offerings and the addition of the ManyCam product;

●	net income improved by 112% to $135,629 for the three months ended June 30, 2023, compared to net loss of approximately $1.1 million for the three months ended June 30, 2022, as a result of increased revenues, reduced expenses, recording of the ERTC refund and increased operating efficiencies; and

●	cash flows used in operations decreased by $0.2 million and $0.6 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, mainly as result of a decrease in product development expense.

For the near term, our business objectives include:

●	leveraging our recently completed integration of the ManyCam product into Paltalk product through upselling initiatives;

●	further optimizing marketing spend to effectively realize a positive return on our investment;

●	developing a user-friendly version of ManyCam that will be optimized for both consumer and enterprise applications;

●	continuing to implement several enhancements to our live video chat applications as well as the integration of card and board games and other features focused on retention and monetization, which collectively are intended to increase user engagement and revenue opportunities;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other assets or entities that are synergistic to our businesses;

●	continuing to develop our consumer application platform strategy by seeking potential partnerships with large third-party communities to whom we could promote a co-branded version of our video chat products and potentially share in the incremental revenues generated by these partner communities; and

●	continuing to defend our intellectual property.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net cash used in operating activities	$(193,787)	$(410,980)	$(996,778)	$(1,643,934)
Net income (loss)	$135,629	$(1,128,706)	$(602,669)	$(1,867,651)
Adjusted EBITDA	$(14,945)	$(908,999)	$(663,239)	$(1,393,430)
Adjusted EBITDA as percentage of total revenues	(0.5)%	(34.4)%	(12.0)%	(25.0)%

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net income (loss) adjusted to exclude interest (income) expense, net, other (income) expense, income taxes (benefit) expense, impairment loss on digital tokens, depreciation and amortization expense, and stock-based compensation expense.

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

Limitations of Adjusted EBITDA

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA does not reflect, among other things: interest (income) expense, net, income tax (benefit), depreciation and amortization expense, other (income) expense, net, and stock-based compensation. Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$135,629	$(1,128,706)	$(602,669)	$(1,867,651)
Interest (income) expense, net	(171,341)	1,595	(292,508)	3,457
Other (income) expense	(343,045)	38,772	(343,045)	46,658
Income tax expense	101,059	4,753	51,505	20,784
Impairment loss on digital tokens	--	7,262		7,262
Depreciation and amortization expense	205,583	108,176	411,167	184,440
Stock-based compensation expense	57,170	59,149	112,311	211,620
Adjusted EBITDA	$(14,945)	$(908,999)	$(663,239)	$(1,393,430)

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	26.2%	25.0%	28.6%	23.6%
Sales and marketing expense	7.5%	18.3%	8.6%	16.1%
Product development expense	39.4%	57.5%	43.7%	54.8%
General and administrative expense	36.4%	39.8%	40.6%	37.7%
Impairment loss on digital tokens	0.0%	0.3%	0.0%	0.1%
Total costs and expenses	109.4%	140.9%	121.5%	132.3%
Loss from operations	(9.4)%	(40.9)%	(21.5)%	(32.3)%
Interest income (expense), net	5.8%	(0.1)%	5.3%	(0.1)%
Other income (expense), net	11.6%	(1.5)%	6.2%	(0.7)%
Income (loss) from operations before provision for income taxes	8.0%	(42.5)%	(10.0)%	(33.1)%
Income tax expense	(3.4)%	(0.2)%	(0.9)%	(0.4)%
Net income (loss)	4.6%	(42.7)%	(10.9)%	(33.5)%

Three Months Ended June 30, 2023 Compared to Three Months Ended June, 2022

Revenue

Total revenue increased by 11.8% to $2,956,002 for the three months ended June 30, 2023 from $2,644,468 for the three months ended June 30, 2022. This increase was primarily driven by an increase in subscription revenue across Paltalk and Vumber as well as the incorporation of a full quarter of revenue from ManyCam as the acquisition was completed in June 2022.

The following table sets forth our subscription revenue, advertising revenue and total revenue for the three months ended June 30, 2023 and the three months ended June 30, 2022, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	June 30,		Increase	Increase	June 30,
	2023	2022	(Decrease)	(Decrease)	2023	2022
Subscription revenue	$2,884,989	$2,560,706	$324,283	12.7%	97.6%	96.8%
Advertising revenue	71,013	83,762	(12,749)	(15.2)%	2.4%	3.2%
Total revenues	$2,956,002	$2,644,468	$311,534	11.8%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the three months ended June 30, 2023 increased by $324,283, or 12.7%, as compared to the three months ended June 30, 2022. The increase in subscription revenue was primarily driven by an increase in new subscribers and virtual gift revenue in the Paltalk application, a price increase in Vumber, as well as the benefit of having a full quarter of ManyCam revenue as the acquisition was completed in June 2022.

Advertising Revenue

Our advertising revenue for the three months ended June 30, 2023 decreased by $12,749, or 15.2%, as compared to the three months ended June 30, 2022. The decrease in advertising revenue was primarily due to a decrease in the volume of advertising impressions related to changes in the optimization of third-party advertising partners.

Costs and Expenses

Total costs and expenses for the three months ended June 30, 2023 decreased by $494,354, or 13.3%, as compared to the three months ended June 30, 2022. The following table presents our costs and expenses for the three months ended June 30, 2023 and 2022, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended		$	%	Three Months Ended
	June 30,		Increase	Increase	June 30,
	2023	2022	(Decrease)	(Decrease)	2023	2022
Cost of revenue	$774,028	$661,548	$112,480	17.0%	26.2%	25.0%
Sales and marketing expense	220,512	484,133	(263,621)	(54.5)%	7.5%	18.3%
Product development expense	1,163,640	1,521,764	(358,124)	(23.5)%	39.4%	57.5%
General and administrative expense	1,075,520	1,053,347	22,173	2.1%	36.4%	39.8%
Impairment loss on digital tokens	-	7,262	(7,262)	(100.0)%	0.0%	0.3%
Total costs and expenses	$3,233,700	$3,728,054	$(494,354)	(13.3)%	109.4%	140.9%

Cost of revenue

Our cost of revenue for the three months ended June 30, 2023 increased by $112,480, or 17.0%, as compared to the three months ended June 30, 2022. This increase is primarily due to an increase in hosting expense related to the addition of the ManyCam product, which was purchased in late June 2022, as well as increased usage and per unit cost from web hosting providers.

Sales and marketing expense

Our sales and marketing expense for the three months ended June 30, 2023 decreased by $263,621, or 54.5%, as compared to the three months ended June 30, 2022. The decrease in sales and marketing expense for the three months ended June 30, 2023 was primarily due to a decrease in marketing user acquisition expenses.

Product development expense

Our product development expense for the three months ended June 30, 2023 decreased by $358,124, or 23.5%, as compared to the three months ended June 30, 2022. The decrease was primarily due to a decrease of approximately $248,989 in software expenses. We accomplished this reduction by streamlining our offshore development efforts and expect to realize further decreases in expense because of these actions. Additionally, during the three months ended June 30, 2023, we reduced our compensation related costs by $52,405 due to headcount reductions, and we reduced our amortization expense by $21,638 and dues and subscriptions expense by $25,159.

General and administrative expense

Our general and administrative expense for the three months ended June 30, 2023 increased by $22,173, or 2.1%, as compared to the three months ended June 30, 2022. The increase in general and administrative expense for the three months ended June 30, 2023 was due to an increase in global professional and tax fees.

Non-Operating Income (Loss)

The following table presents the components of non-operating income (loss) for the three months ended June 30, 2023 and the three months ended June 30, 2022, the increase between those periods and the percentage increase between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	June 30,		$	%	June 30,
	2023	2022	Increase	Increase	2023	2022
Interest income (expense), net	$171,341	$(1,595)	$172,936	10842.4%	5.8%	(0.1)%
Other income (expense), net	$343,045	(38,772)	381,817	984.8%	11.6%	(1.5)%
Total non-operating income (loss)	$514,386	$(40,367)	$554,753	1,374.3%	17.4%	(1.6)%

Non-operating income for the three months ended June 30, 2023 was $514,386, an increase of $554,753, or 1,374.3%, as compared to non-operating loss of $40,367 for the three months ended June 30, 2022. The increase was primarily the result of recording the ERTC, as well as an increase resulting from the interest earned in a high yield bank account.

Income Taxes

Income tax expense consists of federal and state taxes, as applicable, in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the three months ended June 30, 2023, and June 30, 2022, we recorded an income tax expense of $101,059 and $4,753, respectively, consisting primarily to a discrete item related to the filing of our Canadian tax return.

As of June 30, 2023, our conclusion regarding the realizability of our US deferred tax assets had not changed, and we have recorded a full valuation allowance against them.

Six Months Ended June 30, 2023 Compared to Six Months Ended June, 2022

Revenue

Total revenue decreased by less than 1% to $5,520,019 for the six months ended June 30, 2023 from $5,571,169 for the six months ended June 30, 2022. This decrease was primarily driven by a decrease in subscription revenue in the first quarter of the year.

The following table sets forth our subscription revenue, advertising revenue and total revenue for the six months ended June 30, 2023 and the six months ended June 30, 2022, the decrease between those periods, the percentage decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Six Months Ended				Six Months Ended
	June 30,		$	%	June 30,
	2023	2022	Decrease	Decrease	2023	2022
Subscription revenue	$5,390,659	$5,407,045	$(16,386)	(0.3)%	97.7%	97.1%
Advertising revenue	129,360	164,124	(34,764)	(21.2)%	2.3%	2.9%
Total revenues	$5,520,019	$5,571,169	$(51,150)	(0.9)%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the six months ended June 30, 2023 decreased by $16,386, or 0.3%, as compared to the six months ended June 30, 2022. The decrease in subscription revenue was primarily driven by a decrease in new subscribers as well as a decrease in virtual gifts across the Paltalk and Camfrog applications during the first quarter of 2023.

Advertising Revenue

Our advertising revenue for the six months ended June 30, 2023 decreased by $34,764, or 21.2%, as compared to the six months ended June 30, 2022. The decrease in advertising revenue was primarily due to a decrease in the volume of advertising impressions related to changes in the optimization of third-party advertising partners.

Costs and Expenses

Total costs and expenses for the six months ended June 30, 2023 decreased by $661,185, or 9.0%, as compared to the six months ended June 30, 2022. The following table presents our costs and expenses for the six months ended June 30, 2023 and 2022, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Six Months Ended		$	%	Six Months Ended
	June 30,		Increase	Increase	June 30,
	2023	2022	(Decrease)	(Decrease)	2023	2022
Cost of revenue	$1,576,503	$1,313,644	$262,859	20.0%	28.6%	23.6%
Sales and marketing expense	475,380	895,615	(420,235)	(46.9)%	8.6%	16.1%
Product development expense	2,412,222	3,051,905	(639,683)	(21.0)%	43.7%	54.8%
General and administrative expense	2,242,631	2,099,495	143,136	6.8%	40.6%	37.7%
Impairment loss on digital tokens	-	7,262	(7,262)	(100.0)%	0.0%	0.1%
Total costs and expenses	$6,706,736	$7,367,921	$(661,185)	(9.0)%	121.5%	132.3%

Cost of revenue

Our cost of revenue for the six months ended June 30, 2023 increased by $262,859, or 20.0%, as compared to the six months ended June 30, 2022. This increase was primarily due to an increase in hosting expenses related to the addition of the ManyCam product, which was purchased in late June 2022, as well as increased usage and per unit cost from web hosting providers.

Sales and marketing expense

Our sales and marketing expense for the six months ended June 30, 2023 decreased by $420,235, or 46.9%, as compared to the six months ended June 30, 2022. The decrease in sales and marketing expense for the six months ended June 30, 2023 was primarily due to a decrease in marketing user acquisition expenses, including agent fees, as well as a decrease in marketing and branding expense.

Product development expense

Our product development expense for the six months ended June 30, 2023 decreased by $639,683 or 21%, as compared to the six months ended June 30, 2022. The decrease was primarily due to a decrease of approximately $354,189 in software expenses. We accomplished this reduction by streamlining our offshore development efforts and expect to realize further decreases in expense as a result of these actions. Additionally, during the six months ended June 30, 2023, we reduced our compensation related costs by $109,383 due to headcount reductions, and we reduced our amortization expense by $51,475 and dues and subscriptions expense by $71,704.

General and administrative expense

Our general and administrative expense for the six months ended June 30, 2023 increased by $143,136, or 6.8%, as compared to the six months ended June 30, 2022. The increase in general and administrative expense for the six months ended June 30, 2023 was due to an increase in global professional and tax fees during such period.

Non-Operating Income (Loss)

The following table presents the components of non-operating income (loss) for the six months ended June 30, 2023 and the six months ended June 30, 2022, the increase between those periods and the percentage increase between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Six Months Ended				Six Months Ended
	June 30,		$	%	June 30,
	2023	2022	Increase	Increase	2023	2022
Interest income (expense), net	$292,508	$(3,457)	$295,965	8,561.3%	5.3%	(0.1)%
Other income (expense), net	$343,045	(46,658)	389,703	835.2%	6.2%	(0.7)%
Total non-operating income (loss)	$635,553	$(50,115)	$685,668	1,368.2%	11.5%	(0.8)%

Non-operating income for the six months ended June 30, 2023 was $635,553, an increase of $685,668 or 1,368.2%, as compared to non-operating loss of $50,115 for the six months ended June 30, 2022. The increase was primarily the result of recording the ERTC, as well as an increase resulting from the interest earned in a high yield bank account.

Income Taxes

Income taxes consists of federal and state taxes, as applicable, in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the six months ended June 30, 2023 and 2022, we recorded income tax expense of $51,505 and $20,784, respectively, consisting primarily to a discrete item related to the filing of our Canadian tax return.

As of June 30, 2023, our conclusion regarding the realizability of our US deferred tax assets had not changed and we have recorded a full valuation allowance against them.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2023	2022
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(996,778)	$(1,643,934)
Net cash used in investing activities	(85,000)	(2,928,928)
Net cash used in financing activities	(7,213)	(213,180)
Net decrease in cash and cash equivalents	$(1,088,991)	$(4,786,042)

Currently, our primary source of liquidity is cash on hand, and we believe that our cash and cash equivalents balance and our expected cash flows from operations will be sufficient to meet all of our financial obligations for one year from the date these financial statements are issued. As of June 30, 2023, we had $13,650,942 of cash and cash equivalents.

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

Operating Activities

Net cash used in operating activities was $996,778 for the six months ended June 30, 2023, as compared to net cash used in operating activities of $1,643,934 for the six months ended June 30, 2022. Changes in accounts payable and accrued expenses and other current liabilities contributed to the use of cash flows from operations for the six months ended June 30, 2023 of $381,523, compared to $29,932 for the six months ended June 30, 2022. The reduction of cash flows used in operations resulted mainly from an increase in total revenue and a decrease in overall operating expenses.

Investing Activities

Net cash used in investing activities was $85,000 for the six months ended June 30, 2023 compared to $2,928,928 for the six months ended June 30, 2022. This decrease in cash used in investing activities was primarily due to the payment of the Adjusted Earn-Out Payment during the six months ended June 30, 2023 in connection with the ManyCam asset acquisition, compared to $2,928,928 spent during the six months ended June 30, 2022 in connection with the acquisition of the ManyCam assets.

Financing Activities

Net cash used in financing activities was $7,213 for the six months ended June 30, 2023. This increase in cash used in financing activities was primarily due to purchases made under the Stock Repurchase Plan, which terminated on March 29, 2023, in accordance with its terms. During the six months ended June 30, 2023, we repurchased 5,192 shares of common stock for an aggregate purchase price of $7,213.

Contractual Obligations and Commitments

There have been no other material changes to our contractual obligations and commitments disclosed in the contractual obligations and commitments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements.

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

Based on the evaluation as of June 30, 2023, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Patent Litigation

On July 23, 2021, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit against WebEx Communications, Inc., Cisco WebEx LLC, and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas (the “Court”). The Company alleges that certain of Cisco’s products have infringed U.S. Patent No. 6,683,858, and that the Company is entitled to damages.

A Markman hearing took place on February 24, 2022. On September 7, 2022, the United States Patent Office issued a reexamination of U.S. Patent No. 6,683,858, and on January 19, 2023, the Examiner issued an Ex Parte Reexamination Certificate, ending the reexamination and confirming the patentability of claims 1-10 of U.S. Patent No. 6,683,858. On June 29, 2023, the Court held a pretrial conference with the parties and denied Cisco’s motion for summary judgment. The trial is expected to be scheduled for late in the fourth quarter of 2023.

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the Form 10-K during the six months ended June 30, 2023. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended June 30, 2023 that were not previously reported on a Current Report on Form 8-K.

Issuer Purchases of Common Stock

During the three months ended June 30, 2023, the Company did not repurchase any shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K.

The following exhibits are included herein or incorporated herein by reference:

Exhibit
Number	Description

2.1#	Securities Purchase Agreement, dated June 9, 2022, by and among ManyCam ULC, Visicom Media Inc., 2434936 Alberta ULC and Paltalk, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed June 10, 2022 by the Company with the SEC).
3.1*	Certificate of Incorporation of Paltalk, Inc. (as amended through May 11, 2023).
3.2	Amended and Restated Bylaws of Paltalk, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 17, 2023 by the Company with the SEC).
4.1	Specimen Stock Certificate of Paltalk, Inc. (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K of the Company filed on March 23, 2023 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Paltalk, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Paltalk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paltalk, Inc.

Date: August 8, 2023	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Paltalk, Inc.

Date: August 8, 2023	By:	/s/ Kara Jenny
Kara Jenny
Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)