Form 10-Q
period 2023-09-30
PALTALK, INC.
filed 2023-11-07
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2023
Common Stock, par value $0.001 per share	9,222,157 *

*	Excludes 641,963 shares of common stock that are held as treasury stock by Paltalk, Inc.

PALTALK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALTALK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$13,667,000	$14,739,933
Accounts receivable, net of allowances of $13,648 as of September 30, 2023 and $3,648 as of December 31, 2022	143,222	122,297
Employee retention tax credit receivable, net	114,212	-
Prepaid expense and other current assets	822,647	543,199
Total current assets	14,747,081	15,405,429
Operating lease right-of-use asset	97,727	159,181
Goodwill	6,326,250	6,326,250
Intangible assets, net	2,910,061	3,526,811
Other assets	13,937	13,937
Total assets	$24,095,056	$25,431,608

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$680,187	$1,013,637
Accrued expenses and other current liabilities	65,466	225,193
Operating lease liabilities, current portion	76,886	82,176
Contingent consideration	-	85,000
Deferred subscription revenue	2,200,517	2,257,452
Total current liabilities	3,023,056	3,663,458
Operating lease liabilities, non-current portion	20,841	77,005
Deferred tax liability	698,684	716,903
Total liabilities	3,742,581	4,457,366
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 9,864,120 shares issued and 9,222,157 and 9,227,349 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	9,864	9,864
Treasury stock, 641,963 and 636,771 shares repurchased as of September 30, 2023 and December 31, 2022, respectively	(1,199,337)	(1,192,124)
Additional paid-in capital	36,143,426	35,973,735
Accumulated deficit	(14,601,478)	(13,817,233)
Total stockholders’ equity	20,352,475	20,974,242
Total liabilities and stockholders’ equity	$24,095,056	$25,431,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Subscription revenue	$2,673,333	$2,538,764	$8,063,992	$7,945,809
Advertising revenue	94,606	84,703	223,966	248,827
Total revenues	2,767,939	2,623,467	8,287,958	8,194,636
Costs and expenses:
Cost of revenue	826,662	775,330	2,403,165	2,088,974
Sales and marketing expense	210,573	370,772	685,953	1,266,387
Product development expense	1,193,430	1,485,479	3,605,652	4,537,384
General and administrative expense	926,690	1,052,289	3,169,321	3,151,784
Impairment loss on digital tokens	-	-	-	7,262
Total costs and expenses	3,157,355	3,683,870	9,864,091	11,051,791
Loss from operations	(389,416)	(1,060,403)	(1,576,133)	(2,857,155)
Interest income (expense), net	169,925	19,750	462,433	(3,004)
Other income (expense), net	-	-	343,045	(27,361)
Loss from operations before provision for income taxes	(219,491)	(1,040,653)	(770,655)	(2,887,520)
Income tax benefit (expense)	37,915	(9,712)	(13,590)	(30,496)
Net loss	$(181,576)	$(1,050,365)	$(784,245)	$(2,918,016)

Net loss per share of common stock:
Basic	$(0.02)	$(0.11)	$(0.09)	$(0.30)
Diluted	$(0.02)	$(0.11)	$(0.09)	$(0.30)
Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic	9,222,157	9,722,157	9,222,223	9,774,904
Diluted	9,222,157	9,722,157	9,222,223	9,774,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Common	Stock	Treasury	Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	9,864,120	$9,864	(31,963)	$(194,200)	$35,639,910	$(10,404,983)	$25,050,591
Stock-based compensation expense	-	-	-	-	152,471	-	152,471
Net loss	-	-	-	-	-	(738,945)	(738,945)
Balance at March 31, 2022	9,864,120	$9,864	(31,963)	$(194,200)	$35,792,381	$(11,143,928)	$24,464,117
Stock-based compensation expense	-	-	-	-	59,149	-	59,149
Repurchases of common stock	-	-	(110,000)	(213,180)	-	-	(213,180)
Net loss	-	-	-	-	-	(1,128,706)	(1,128,706)
Balance at June 30, 2022	9,864,120	$9,864	(141,963)	$(407,380)	$35,851,530	$(12,272,634)	$23,181,380
Stock-based compensation expense	-	-	-	-	59,729	-	59,729
Repurchases of common stock	-	-	(207,089)	(359,156)	-	-	(359,156)
Net loss	-	-	-	-	-	(1,050,365)	(1,050,365)
Balance at September 30, 2022	9,864,120	$9,864	(349,052)	(766,536)	35,911,259	(13,322,999)	$21,831,588
Balance at December 31, 2022	9,864,120	$9,864	(636,771)	$(1,192,124)	$35,973,735	$(13,817,233)	$20,974,242
Stock-based compensation expense	-	-	-	-	55,141	-	55,141
Repurchases of common stock	-	-	(5,192)	(7,213)	-	-	(7,213)
Net loss	-	-	-	-	-	(738,298)	(738,298)
Balance at March 31, 2023	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,028,876	$(14,555,531)	$20,283,872
Stock-based compensation expense	-	-	-	-	57,170	-	57,170
Net income	-	-	-	-	-	135,629	135,629
Balance at June 30, 2023	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,086,046	$(14,419,902)	$20,476,671
Stock-based compensation expense	-	-	-	-	57,380	-	57,380
Net loss	-	-	-	-	-	(181,576)	(181,576)
Balance at September 30, 2023	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,143,426	$(14,601,478)	$20,352,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(784,245)	$(2,918,016)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation of property and equipment	-	65,317
Amortization of intangible assets	616,750	339,247
Amortization of operating lease right-of-use assets	61,454	60,059
Impairment loss on digital tokens	-	7,262
Bad debt expense	10,000	-
Deferred tax benefit	(18,219)	-
Stock-based compensation	169,691	271,349
Changes in operating assets and liabilities:
Accounts receivable	(30,925)	33,176
Operating lease liability	(61,454)	(60,059)
Prepaid expense and other current assets	(279,448)	(68,838)
Accounts payable, accrued expenses and other current liabilities	(493,177)	(498,553)
Employee retention tax credit receivable, net	(114,212)	-
Deferred subscription revenue	(56,935)	145,374
Net cash used in operating activities	(980,720)	(2,623,682)
Cash flows from investing activities:
Acquisition of ManyCam assets	-	(2,700,000)
Acquisition related costs of ManyCam assets	-	(242,279)
Payment of contingent consideration	(85,000)	-
Net cash used in investing activities	(85,000)	(2,942,279)
Cash flows from financing activities:
Purchase of treasury stock	(7,213)	(572,336)
Net cash used in financing activities	(7,213)	(572,336)
Net decrease in cash and cash equivalents	(1,072,933)	(6,138,297)
Balance of cash and cash equivalents at beginning of period	14,739,933	21,636,860
Balance of cash and cash equivalents at end of period	$13,667,000	$15,498,563
Supplemental disclosure of cash flow information:
Cash paid during the periods:
Interest	$512	$-
Taxes	$23,551	$-
Non-cash investing and financing activities:
Write-off of property and equipment	$-	$1,475,649
Deferred tax liability associated with the acquisition of ManyCam assets	$-	$851,298
Accrued contingent consideration	$-	$150,000

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

The Purchaser acquired the Conveyed Assets for a cash purchase price of $2.7 million (the “Cash Consideration”). In addition to the Cash Consideration, Visicom was entitled to receive an additional payment of up to $600,000 (the “Earn-Out Payment”) based on the sales of the ManyCam software less chargebacks and refunds (“Gross Sales”) in the nine-month period following the closing (the “Earn-Out Period”) as follows: (i) if the Gross Sales during the Earn-Out Period were greater than $800,000, the Earn-Out Payment would have been $600,000, (ii) if the Gross Sales during the Earn-Out Period were greater than $700,000 but less than $800,000, the Earn-Out Payment would have been $300,000, (iii) if the Gross Sales during the Earn-Out Period were greater than $600,000 but less than $700,000, the Earn-Out Payment would have been $150,000 and (iv) if the Gross Sales during the Earn-Out Period did not exceed $600,000, then Visicom would not be paid any portion of the Earn-Out Payment.

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

Impact of Macro-Economic Factors

The Company’s results of operations have been and may continue to be, negatively impacted by macro-economic factors, including the timing of economic recessions and/or recovery and the overall inflationary environment. Prolonged periods of inflation may have affected, and may continue to affect, the Company’s ability to target new customers as well as keep existing customers engaged and may ultimately have a correlating effect on the Company’s users’ discretionary spending. Additionally, the closures of certain banks in the first and second quarters of 2023 and their placement into receivership with the Federal Deposit Insurance Corporation created bank-specific and broader financial institution liquidity challenges and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to additional market and economic uncertainty, which could affect our industry.

Employee Retention Tax Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company was eligible for a refundable employee retention tax credit (the “ERTC”), subject to certain criteria. As ERTCs are not within the scope of ASC 740, Income Taxes, the Company has chosen to account for the ERTCs by analogizing to the International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). In accordance with IAS 20, an entity recognizes government grants only when there is reasonable assurance that the entity will comply with the conditions attached to them and the grants will be received. During the nine months ended September 30, 2023, the Company applied for the ERTC and recorded a receivable in the amount of $343,045, net of related costs, which is recognized in the Company’s condensed consolidated statement of operation as other income. As of September 30, 2023, the Company had received an aggregate of $294,833, which was accounted for as a reduction of the receivable on the Company’s condensed consolidated balance sheet at September 30, 2023.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheets and statements of operations, cash flows and changes in stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the three and nine months ended September 30, 2023 are not necessarily indicative of results for the year ending December 31, 2023, or for any other period.

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2023, there were no significant changes made to the Company’s significant accounting policies.

For a detailed discussion about the Company’s significant accounting policies, see the Form 10-K.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include the discount rates and weighted average costs of capital used in the fair value of the ManyCam assets and in assigning their respective useful lives. These fair values and estimates were based on a number of factors, including a valuation by an independent third party.

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

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the three and nine months ended September 30, 2023 and 2022, subscriptions were offered in durations of one-, three-, six-, twelve-month and twenty four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred subscription revenue in the accompanying condensed consolidated balance sheets. Deferred subscription revenue at December 31, 2022 was $2,257,452, of which $1,651,636 was subsequently recognized as subscription revenue during the nine months ended September 30, 2023. The ending balance of deferred subscription revenue at September 30, 2023 and 2022 was $2,200,517 and $2,060,867, respectively.

In addition, the Company offers virtual gifts to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and are under the users’ control. Virtual gift revenue is recognized upon the users’ redemption of virtual gifts at the fixed transaction price and included in subscription revenue in the accompanying condensed consolidated statements of operations. Virtual gift revenue is presented as deferred revenue in the condensed consolidated balance sheets until virtual gifts are redeemed. Virtual gift revenue was $1,110,396 and $966,757 for the three months ended September 30, 2023 and 2022, respectively, and virtual gift revenue was $3,432,709 and $3,327,781 for the nine months ended September 30, 2023, and 2022, respectively. The ending balance of deferred revenue from virtual gifts, which is included in deferred subscription revenue at September 30, 2023 and 2022 was $515,532 and $372,559, respectively.

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

3. Intangible Assets, Net

Intangible assets, net consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023 (unaudited)			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$50,000	$(35,625)	$14,375	$50,000	$(33,750)	$16,250
Trade names, trademarks product names, URLs	1,022,425	(623,821)	398,604	1,022,425	(562,114)	460,311
Internally developed software	4,180,005	(2,400,193)	1,779,812	4,180,005	(2,165,550)	2,014,455
Subscriber/customer relationships	3,553,102	(2,835,832)	717,270	3,553,102	(2,517,307)	1,035,794
Total intangible assets	$8,805,532	$(5,895,471)	$2,910,061	$8,805,532	$(5,278,721)	$3,526,811

Amortization expense for the three and nine months ended September 30, 2023 was $205,583 and $616,750 respectively, as compared to $206,725 and $339,247 for the three and nine months ended September 30, 2022, respectively. The aggregate amortization expense for each of the next five years and thereafter is estimated to be $205,584 for the remainder of 2023, $821,687 in 2024, $568,529 in 2025, $382,133 in 2026, $382,133 in 2027 and $549,995 thereafter.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	September 30,	December 31,
	2023	2022
	(unaudited)
Compensation, benefits and payroll taxes	$17,761	$114,000
Other accrued expenses	47,705	111,193
Total accrued expenses and other current liabilities	$65,466	$225,193

5. Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2023, the Company’s conclusion regarding the realizability of its US deferred tax assets had not changed, and the Company has continued to maintain a full valuation allowance against them.

For the three and nine months ended September 30, 2023, the Company recorded an income tax (benefit) expense of $(37,915) and $13,590, respectively, primarily related to foreign, state and local taxes. The effective tax rate for the three and nine months ended September 30, 2023 was 17.27% and (1.76)%, respectively. The effective tax rate differed from the statutory rate of 21% as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

For the three and nine months ended September 30, 2022, the Company recorded an income tax provision of $9,712 and $30,496, respectively, primarily related to foreign, state and local taxes. The effective tax rate for the three and nine months ended September 30, 2022 was (0.95)% and (1.06)%, respectively. The effective tax rate differed from the statutory rate of 21% as the Company has concluded that its US deferred tax assets are not realizable on a more-likely-than-not basis.

6. Stockholders’ Equity

The Paltalk, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 28,964 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The Paltalk, Inc. 2016 Long-Term Incentive Plan (“the 2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of September 30, 2023, there were 766,020 shares available for future issuance under the 2016 Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the nine months ended September 30, 2023:

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

The following table summarizes stock option activity during the nine months ended September 30, 2023:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2023	622,074	$3.71
Granted during the period	49,000	1.94
Cancelled/Forfeited, during the period	(25,645)	1.75
Expired, during the period	(2,680)	21.37
Outstanding at September 30, 2023	642,749	$3.58
Exercisable at September 30, 2023	516,099	$3.88

At September 30, 2023, there was $231,362 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.01 years.

On September 30, 2023, the aggregate intrinsic value of stock options that were outstanding and exercisable was $20,430 and $19,867, respectively. On September 30, 2022, the aggregate intrinsic value of stock options that were outstanding and exercisable was $12,980 and $12,980, respectively. The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the nine months ended September 30, 2023, the Company granted stock options to members of the Board of Directors to purchase an aggregate of 24,000 shares of common stock at an exercise price of $1.94 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2023 and have a term of ten years. During the nine months ended September 30, 2023, the Company also granted options to employees to purchase an aggregate of 25,000 shares of common stock. These options have varying vesting dates ranging between the grant date and up to four years, have a term of ten years and have an exercise price of $1.94. The aggregate fair value for the options granted during the nine months ended September 30, 2023 and 2022 was $90,380 and $636,957, respectively.

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
	2023	2022	2023	2022
Cost of revenue	$3,189	$2,225	$8,555	$17,281
Sales and marketing expense	524	652	2,005	1,408
Product development expense	7,714	7,035	22,203	17,774
General and administrative expense	45,953	49,817	136,928	234,886
Total stock compensation expense	$57,380	$59,729	$169,691	$271,349

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

As of September 30, 2023 and December 31, 2022, the Company had 641,963, and 636,771, shares of its common stock, respectively, classified as treasury shares on the Company’s consolidated balance sheets. During the nine months ended September 30, 2023, 5,192 shares of common stock had been repurchased by the Company pursuant to the Stock Repurchase Plan at an average purchase price of $1.39.

7. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period, as defined by ASC Topic 260, Earnings Per Share. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted income per share. For the three and nine months ended September 30, 2023 and 2022, 642,749 and 640,207 of shares issuable upon the exercise of outstanding stock options, respectively, were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.

The following table summarizes the net loss per share calculation for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
	2023	2022	2023	2022
Net loss – basic and diluted	$(181,576)	$(1,050,365)	$(785,245)	$(2,918,016)
Weighted average shares outstanding – basic	9,222,157	9,722,157	9,222,223	9,774,904
Weighted average shares outstanding – diluted	9,222,157	9,722,157	9,222,223	9,774,904
Per share data:
Basic	$(0.02)	$(0.11)	$(0.09)	$(0.30)
Diluted	$(0.02)	$(0.11)	$(0.09)	$(0.30)

8. Leases

On April 9, 2021, the Company entered into a lease extension agreement with Jericho Executive Center LLC for the office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on December 1, 2021 and runs through November 30, 2024. The Company’s monthly office rent payments under the lease are currently approximately $7,081 per month.

As of September 30, 2023, the Company had no long-term leases that were classified as financing leases. As of September 30, 2023, the Company did not have additional operating or financing leases that had not yet commenced.

As of September 30, 2023, the Company had operating lease liabilities of approximately $98,000 and ROU assets of approximately $98,000, which are included in the accompanying condensed consolidated balance sheets.

Total rent expense for the nine months ended September 30, 2023 was $61,529, of which $4,500 was sublease income. Total rent expense for nine months ended September 30, 2022 was $62,819, of which $3,000 was sublease income. Rent expense is recorded under general and administrative expense in the accompanying condensed consolidated statements of operations.

The following table summarizes the Company’s operating leases for the periods presented:

	Nine Months Ended
	September 30, (unaudited)
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:	$61,454	$60,059
Weighted average assumptions:
Remaining lease term	1.8	2.2
Discount rate	2.3%	2.3%

As of September 30, 2023, future minimum payments under non-cancelable operating leases were as follows:

For the year ending December 31,	Amount
2023	21,244
2024	77,894
Total	$99,138
Less: present value adjustment	(1,411)
Present value of minimum lease payments	$97,727

9. Commitments and Contingencies

Officer Employment Agreements

On March 23, 2022, the Company entered into Amended and Restated Employment Agreements with the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which amended and restated their existing employment agreements with the Company dated October 7, 2016 and December 9, 2019, respectively. The agreements are each for terms of one year with auto renewal provisions. Except for adjustments to base salaries, all other terms and conditions of the prior employment agreements between the Company and the CEO and CFO remained in full force and effect. The Amended and Restated Employment Agreement for the CEO is retroactive to February 2021. The Amended and Restated Employment Agreement for the CFO is retroactive to January 2022. Aggregate commitments of base salaries under the Amended and Restated Employment Agreements for each of 2022 and 2023 total $490,000. The agreements were renewed through March of 2024, and if they are subsequently renewed in future years, the aggregate base salary commitments will total $510,000 per year.

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

A Markman hearing took place on February 24, 2022. On September 7, 2022, the United States Patent Office issued a reexamination of U.S. Patent No. 6,683,858, and on January 19, 2023, the Examiner issued an Ex Parte Reexamination Certificate, ending the reexamination and confirming the patentability of claims 1-10 of U.S. Patent No. 6,683,858. On June 29, 2023, the Court held a pretrial conference and denied Cisco’s motion for summary judgment. The trial is expected to be held in May of 2024.

Legal Proceedings

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of September 30, 2023.

10. Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein, except as follows.

On October 9, 2023, the Company’s Board of Directors increased the size of the Board of Directors from five (5) directors to six (6) directors and filled the newly created vacancy by appointing Geoffrey Cook as a director of the Company, effective as of October 10, 2023. In connection with the appointment of Mr. Cook to the Board of Directors, on October 10, 2023, the Company granted Mr. Cook a non-qualified stock option to purchase 100,000 shares of common stock of the Company, with an exercise price equal to $1.86 per share of common stock. The shares of common stock underlying such option will vest and become exercisable in four equal annual installments on each anniversary of the date of grant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2023 and 2022, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2023 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2022, all amounts herein are unaudited.

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

Recent Developments

Director Appointment

On October 9, 2023, our Board of Directors increased the size of the Board of Directors from five (5) directors to six (6) directors and filled the newly created vacancy by appointing Geoffrey Cook as a director of the Company, effective as of October 10, 2023. Mr. Cook was also appointed to serve as a member of the Nominating and Corporate Governance Committee of the Board of Directors and the Strategic Transactions Committee of the Board of Directors. We believe Mr. Cook is qualified to serve on our Board of Directors due to his experience in the social media and consumer internet industries as well as his insights regarding corporate strategy and brand growth.

Impact of Macro-Economic Factors

Our results of operations have been and may continue to be negatively impacted by macro-economic factors, including the timing of economic recessions and/or recovery and the overall inflationary environment. Prolonged periods of inflation have affected, and may continue to affect, our ability to target new customers as well as keep existing customers engaged and may ultimately have a correlating effect on our users’ discretionary spending. Additionally, the closures of certain banks in the first and second quarters of 2023 and their placement into receivership with the Federal Deposit Insurance Corporation created bank-specific and broader financial institution liquidity challenges and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may create additional market and economic uncertainty, which could affect our industry.

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we were eligible for a refundable employee retention tax credit (the “ERTC”) subject to certain criteria. During the nine months ended September 30, 2023, we applied for the ERTC and recorded a receivable in the amount of $343,045, net of related costs, which was recognized in our condensed consolidated statement of operations as other income. As of September 30, 2023, we received an aggregate of $294,833, which was recorded as a reduction of the receivable on our condensed consolidated balance sheet.

Operational Highlights and Business Objectives

During the three and nine months ended September 30, 2023, we executed key components of our objectives:

●	total revenue increased by approximately 5.5%, or $144,472, for the three months ended September 30, 2023 compared to total revenue for the three months ended September 30, 2022, primarily as a result of an increase in virtual gift revenue from Paltalk, increased revenue from Vumber, as well as an increase in ManyCam revenue ;

●	net loss decreased by 82.7% to $181,576 for the three months ended September 30, 2023, compared to net loss of approximately $1.1 million for the three months ended September 30, 2022, as a result of increased revenues, reduced expenses, and increased operating efficiencies;

●

cash flows used in operations decreased by $1.0 million and $1.6 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, mainly as result of a decrease in product development expense;

●	we were cash flow positive for the three months ended September 30, 2023; and

●	engaged Cleverbridge to facilitate our global payment processing capabilities in international geographic markets.

For the near term, our business objectives include:

●	leveraging our recently completed integration of the ManyCam product into Paltalk product through upselling initiatives;

●	further optimizing marketing spend to effectively realize a positive return on our investment;

●	developing a user-friendly version of ManyCam that will be optimized for both consumer and enterprise applications;

●	continuing to implement several enhancements to our live video chat applications as well as the integration of card and board games and other features focused on retention and monetization, which collectively are intended to increase user engagement and revenue opportunities;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other assets or entities that are synergistic to our businesses;

●	continuing to develop our consumer application platform strategy by seeking potential partnerships with large third-party communities to whom we could promote a co-branded version of our video chat products and potentially share in the incremental revenues generated by these partner communities; and

●	continuing to defend our intellectual property.

Sources of Revenue

Our main sources of revenue are subscription revenue, which includes virtual gift revenue, and advertising revenue  generated from users of our core video chat products, Paltalk and Camfrog. We also generate revenue from subscriptions  for our ManyCam software product. We expect that the majority of our revenue in future periods will continue to be generated from our core video chat products.

Subscription Revenue

Our video chat platforms generate revenue primarily through subscription fees. Our tiers of subscriptions provide users with unlimited video windows and levels of status within the community. Multiple subscription tiers are offered in different durations depending on the product from one-, three-, six-, twelve-, and twenty-four-month terms, which continue to vary as we continue to test and optimize length and pricing. Longer-term plans (those with durations longer than one month) are generally available at discounted monthly rates. Levels of membership benefits are offered in tiers, with the least membership benefits in the lowest paid tier and the most membership benefits in the highest paid tier. Our membership tiers are “Plus,” “Extreme,” “VIP” and “Prime” for Paltalk and “Pro,” “Extreme” and “Gold” for Camfrog. We also hold occasional promotions that offer discounted subscriptions and virtual gifts. Subscriptions for ManyCam are generally offered in annual and two-year terms, with exceptions made for enterprise sales.

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

	Three Months Ended		Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
	2023	2022	2023	2022
Net cash provided by (used in) operating activities	$16,058	$(979,748)	$(980,720)	$(2,623,682)
Net loss	$(181,576)	$(1,050,365)	$(784,245)	$(2,918,016)
Net loss as a percentage of total revenues	(6.5)%	(40.0)%	(9.5)%	(35.0)%
Adjusted EBITDA	$(126,453)	$(780,550)	$(789,692)	$(2,173,979)
Adjusted EBITDA as percentage of total revenues	(4.6)%	(29.8)%	(9.5)%	(26.5)%

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net loss adjusted to exclude interest (income) expense, net, other (income) expense, net, income tax (benefit) expense, impairment loss on digital tokens, depreciation and amortization expense, and stock-based compensation expense.

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

Limitations of Adjusted EBITDA

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA does not reflect, among other things: interest (income) expense, net, income tax (benefit) expense, depreciation and amortization expense, other (income) expense, net, and stock-based compensation. Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
	2023	2022	2023	2022
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(181,576)	$(1,050,365)	$(784,245)	$(2,918,016)
Interest (income) expense, net	(169,925)	(19,750)	(462,433)	3,004
Other (income) expense, net	-	-	(343,045)	27,361
Income tax (benefit) expense	(37,915)	9,712	13,590	30,496
Impairment loss on digital tokens	-	-	-	7,262
Depreciation and amortization expense	205,583	220,124	616,750	404,565
Stock-based compensation expense	57,380	59,729	169,691	271,349
Adjusted EBITDA	$(126,453)	$(780,550)	$(789,692)	$(2,173,979)

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
	2023	2022	2023	2022
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	29.9%	29.6%	29.0%	25.5%
Sales and marketing expense	7.6%	14.1%	8.3%	15.5%
Product development expense	43.1%	56.6%	43.5%	55.4%
General and administrative expense	33.5%	40.1%	38.2%	38.5%
Impairment loss on digital tokens	0.0%	0.0%	0.0%	0.1%
Total costs and expenses	114.1%	140.4%	119.0%	134.9%
Loss from operations	(14.1)%	(40.4)%	(19.0)%	(34.9)%
Interest income (expense), net	6.1%	(0.7)%	5.6%	(0.0)%
Other income (expense), net	0.0%	0.7%	4.1%	(0.3)%
Loss from operations before provision for income taxes	(8.0)%	(39.7)%	(9.3)%	(35.2)%
Income tax benefit (expense)	1.4%	(0.4)%	(0.2)%	(0.4)%
Net loss	(6.6)%	(40.0)%	(9.5)%	(35.6)%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenue

Total revenue increased by 5.5% to $2,767,939 for the three months ended September 30, 2023 from $2,623,467 for the three months ended September 30, 2022. This increase was primarily driven by an increase in virtual gift revenue from Paltalk, increased revenue from Vumber, as well as an increase in ManyCam revenue compared to the three months ended September 30, 2022.

The following table sets forth our subscription revenue, advertising revenue and total revenue for the three months ended September 30, 2023 and the three months ended September 30, 2022, the increase between those periods, the percentage increase between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended September 30,				Three Months Ended September 30,
	(unaudited)		$	%	(unaudited)
	2023	2022	Increase	Increase	2023	2022
Subscription revenue	$2,673,333	$2,538,764	$134,569	5.3%	96.6. %	96.8%
Advertising revenue	94,606	84,703	9,903	11.7%	3.4%	3.2%
Total revenues	$2,767,939	$2,623,467	$144,472	5.5%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the three months ended September 30, 2023 increased by $134,569, or 5.3%, as compared to the three months ended September 30, 2022. The increase in subscription revenue was primarily driven by an increase in virtual gift revenue in the Paltalk application, a price increase in Vumber, as well as an increase in subscription revenue from ManyCam.

Advertising Revenue

Our advertising revenue for the three months ended September 30, 2023 increased by $9,903, or 11.7%, as compared to the three months ended September 30, 2022. The increase in advertising revenue was primarily due to an increase in the volume of advertising impressions related to changes in the optimization of third-party advertising partners.

Costs and Expenses

Total costs and expenses for the three months ended September 30, 2023 decreased by $526,515, or 14.3%, as compared to the three months ended September 30, 2022. The following table presents our costs and expenses for the three months ended September 30, 2023 and 2022, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	September 30, (unaudited)		$ Increase	% Increase	September 30, (unaudited)
	2023	2022	(Decrease)	(Decrease)	2023	2022
Cost of revenue	$826,662	$775,330	$51,332	6.6%	29.9%	29.6%
Sales and marketing expense	210,573	370,772	(160,199)	(43.2)%	7.6%	14.1%
Product development expense	1,193,430	1,485,479	(292,049)	(19.7)%	43.1%	56.6%
General and administrative expense	926,690	1,052,289	(125,599)	(11.9)%	33.5%	40.1%
Total costs and expenses	$3,157,355	$3,683,870	$(526,515)	(14.3)%	114.1%	140.4%

Cost of revenue

Our cost of revenue for the three months ended September 30, 2023 increased by $51,332, or 6.6%, as compared to the three months ended September 30, 2022. This increase is primarily due to an increase in hosting expense due to increased usage and per unit cost from web hosting providers.

Sales and marketing expense

Our sales and marketing expense for the three months ended September 30, 2023 decreased by $160,199, or 43.2%, as compared to the three months ended September 30, 2022. The decrease in sales and marketing expense for the three months ended September 30, 2023 was primarily due to a decrease in marketing user acquisition expenses.

Product development expense

Our product development expense for the three months ended September 30, 2023 decreased by $292,049, or 19.7%, as compared to the three months ended September 30, 2022. The decrease was primarily due to a decrease of approximately $267,615 in software expenses and a decrease of $16,557 in salary-related expenses. We accomplished this reduction by streamlining our offshore development efforts as well as reallocating in-house resources. In addition, amortization expense decreased by $13,633.

General and administrative expense

Our general and administrative expense for the three months ended September 30, 2023 decreased by $125,599, or 11.9%, as compared to the three months ended September 30, 2022. The decrease in general and administrative expense for the three months ended September 30, 2023 was primarily due to decreases in  professional fees of $68,241, decreases in dues and subscriptions of $34,030 and decreases in compensation-related expenses of $19,259.

Non-Operating Income

The following table presents the components of non-operating income for the three months ended September 30, 2023 and the three months ended September 30, 2022, the increase between those periods and the percentage increase between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	September 30, (unaudited)		$	%	September 30, (unaudited)
	2023	2022	Increase	Increase	2023	2022
Interest income, net	$169,925	$19,750	$150,175	760.4%	6.1%	(0.8)%
Total non-operating income	$169,925	$19,750	$150,175	760.4%	6.1%	(0.8)%

Non-operating income for the three months ended September 30, 2023 was $169,925, an increase of $150,175, or 760.4%, as compared to non-operating income of $19,750 for the three months ended September 30, 2022. The increase was primarily a result of interest earned in a high yield bank account.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the three months ended September 30, 2023 and September 30, 2022, we recorded an income tax (benefit) expense of $(37,915) and $9,712, respectively, primarily related to foreign, state and local taxes.

As of September 30, 2023, our conclusion regarding the realizability of our US deferred tax assets had not changed, and we had recorded a full valuation allowance against them.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenue

Total revenue increased by 1.1% to $8,287,958 for the nine months ended September 30, 2023 from $8,194,436 for the nine months ended September 30, 2022. This increase was primarily driven by an increase in subscription revenue in the nine months ended September 30, 2023.

The following table sets forth our subscription revenue, advertising revenue and total revenue for the nine months ended September 30, 2023 and the nine months ended September 30, 2022, the increase (decrease) between those periods, the percentage increase (decrease) between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Nine Months Ended				Nine Months Ended
	September 30, (unaudited)		$ Increase	% Increase	September 30, (unaudited)
	2023	2022	(Decrease)	(Decrease)	2023	2022
Subscription revenue	$8,063,992	$7,945,809	$118,183	1.5%	97.3%	97.0%
Advertising revenue	223,966	248,827	(24,861)	(10.0)%	2.7%	3.0%
Total revenues	$8,287,958	$8,194,636	$93,322	1.1%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the nine months ended September 30, 2023 increased by $118,183, or 1.5%, as compared to the nine months ended September 30, 2022. The increase in subscription revenue was primarily driven by an increase in virtual gifts across the Paltalk and Camfrog applications during the nine months ended September 30, 2023, as well as an increase in ManyCam revenue.

Advertising Revenue

Our advertising revenue for the nine months ended September 30, 2023 decreased by $24,861, or 10.0%, as compared to the nine months ended September 30, 2022. The decrease in advertising revenue was primarily due to a decrease in the volume of advertising impressions related to changes in the optimization of third-party advertising partners.

Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2023 decreased by $1,187,700, or 10.7%, as compared to the nine months ended September 30, 2022. The following table presents our costs and expenses for the nine months ended September 30, 2023 and 2022, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Nine Months Ended				Nine Months Ended
	September 30, (unaudited)		$ Increase	% Increase	September 30, (unaudited)
	2023	2022	(Decrease)	(Decrease)	2023	2022
Cost of revenue	$2,403,165	$2,088,974	$314,191	15.0%	29.0%	25.5%
Sales and marketing expense	685,953	1,266,387	(580,434)	(45.8)%	8.3%	15.5%
Product development expense	3,605,652	4,537,384	(931,732)	(20.5)%	43.5%	55.4%
General and administrative expense	3,169,321	3,151,784	17,537	0.6%	38.2%	38.5%
Impairment loss on digital tokens	-	7,262	(7,262)	(100.0)%	0.0%	0.1%
Total costs and expenses	$9,864,091	$11,051,791	$(1,187,700)	(10.7)%	119.0%	134.9%

Cost of revenue

Our cost of revenue for the nine months ended September 30, 2023 increased by $314,191, or 15.0%, as compared to the nine months ended September 30, 2022. This increase was primarily due to an increase in hosting expenses due to increased usage and per unit cost from web hosting providers.

Sales and marketing expense

Our sales and marketing expense for the nine months ended September 30, 2023 decreased by $580,434, or 45.8%, as compared to the nine months ended September 30, 2022. The decrease in sales and marketing expense for the nine months ended September 30, 2023 was primarily due to a decrease in marketing user acquisition expenses, including agent fees, as well as a decrease in marketing and branding expense.

Product development expense

Our product development expense for the nine months ended September 30, 2023 decreased by $931,732, or 20.5%, as compared to the nine months ended September 30, 2022. The decrease was primarily due to a decrease of approximately $613,877 in software expenses. We accomplished this reduction by streamlining our offshore development efforts. Additionally, during the nine months ended September 30, 2023, we reduced our compensation related costs by $121,440 due to headcount reductions, and we reduced our amortization expense by $65,107 and dues and subscriptions expense by $65,436.

General and administrative expense

Our general and administrative expense for the nine months ended September 30, 2023 increased by $17,537, or 0.6%, as compared to the nine months ended September 30, 2022. The increase in general and administrative expense for the nine months ended September 30, 2023 was due to an increase in global professional and tax fees during such period.

Non-Operating Income (Loss)

The following table presents the components of non-operating income (loss) for the nine months ended September 30, 2023 and the nine months ended September 30, 2022, the increase between those periods and the percentage increase between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Nine Months Ended				Nine Months Ended
	September 30, (unaudited)		$	%	September 30, (unaudited)
	2023	2022	Increase	Increase	2023	2022
Interest income (expense), net	$462,433	$(3,004)	$465,437	15,493.9%	5.6%	(0.0)%
Other income (expense), net	$343,045	(27,361)	370,406	1.353.8%	4.1%	(0.3)%
Total non-operating income (loss)	$805,478	$(30,365)	$835,843	2,752.7%	9.7%	(0.3)%

Non-operating income for the nine months ended September 30, 2023 was $805,478, an increase of $835,843, or 2,752.7%, as compared to non-operating loss of $30,365 for the nine months ended September 30, 2022. The increase was primarily the result of recording the ERTC, as well as an increase resulting from the interest earned in a high yield bank account.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the nine months ended September 30, 2023 and 2022, we recorded an income tax provision of $13,590 and $30,496, respectively, consisting primarily to a discrete item related to the filing of our Canadian tax return.

As of September 30, 2023, our conclusion regarding the realizability of our US deferred tax assets had not changed and we had recorded a full valuation allowance against them.

Liquidity and Capital Resources

	Nine Months Ended September 30, (unaudited)
	2023	2022
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(980,720)	$(2,623,682)
Net cash used in investing activities	(85,000)	(2,942,279)

Net cash used in financing activities	(7,213)	(572,336)
Net decrease in cash and cash equivalents	$(1,072,933)	$(6,138,297)

Currently, our primary source of liquidity is cash on hand, and we believe that our cash and cash equivalents balance and our expected cash flows from operations will be sufficient to meet all of our financial obligations for one year from the date these financial statements are issued. As of September 30, 2023, we had $13,667,000 of cash and cash equivalents.

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

Operating Activities

Net cash used in operating activities was $980,720 for the nine months ended September 30, 2023, as compared to net cash used in operating activities of $2,623,682 for the nine months ended September 30, 2022. The improvement in the amount of cash used in operations for the nine months ended September 30, 2023 was primarily attributed to an increase in total revenue and a decrease in total operating expenses compared to the nine months ended September 30, 2022.

Investing Activities

Net cash used in investing activities was $85,000 for the nine months ended September 30, 2023 compared to $2,942,279 for the nine months ended September 30, 2022. This decrease in cash used in investing activities was primarily due to the payment of the Adjusted Earn-Out Payment during the nine months ended September 30, 2023 in connection with the ManyCam asset acquisition compared to $2,942,279 spent during the nine months ended September 30, 2022 in connection with the acquisition of the ManyCam assets.

Financing Activities

Net cash used in financing activities was $7,213 for the nine months ended September 30, 2023 compared to $572,336 for the nine months ended September 30, 2022. This increase in cash used in financing activities was primarily due to purchases made under our stock repurchase plan, which expired on March 29, 2023 in accordance with its terms. During the nine months ended September 30, 2023, we repurchased 5,192 shares of common stock for an aggregate purchase price of $7,213.

Contractual Obligations and Commitments

There have been no other material changes to our contractual obligations and commitments disclosed in the contractual obligations and commitments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include the discount rates and weighted average costs of capital used in the fair value of the ManyCam intangible assets and in assigning their respective useful lives. These fair values and estimates were based on a number of factors, including a valuation from an independent third party.

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

Based on the evaluation as of September 30, 2023, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

A Markman hearing took place on February 24, 2022. On September 7, 2022, the United States Patent Office issued a reexamination of U.S. Patent No. 6,683,858, and on January 19, 2023, the Examiner issued an Ex Parte Reexamination Certificate, ending the reexamination and confirming the patentability of claims 1-10 of U.S. Patent No. 6,683,858. On June 29, 2023, the Court held a pretrial conference with the parties and denied Cisco’s motion for summary judgment. The trial is expected to be held in May of 2024.

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the Form 10-K during the nine months ended September 30, 2023. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended September 30, 2023 that were not previously reported on a Current Report on Form 8-K.

Issuer Purchases of Common Stock

During the three months ended September 30, 2023, the Company did not repurchase any shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K.

The following exhibits are included herein or incorporated herein by reference:

Exhibit
Number	Description

2.1#	Securities Purchase Agreement, dated June 9, 2022, by and among ManyCam ULC, Visicom Media Inc., 2434936 Alberta ULC and Paltalk, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed June 10, 2022 by the Company with the SEC).
3.1	Certificate of Incorporation of Paltalk, Inc. (as amended through May 11, 2023) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2023 by the Company with the SEC).
3.2	Amended and Restated Bylaws of Paltalk, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 17, 2023 by the Company with the SEC).
4.1	Specimen Stock Certificate of Paltalk, Inc. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of the Company filed on March 23, 2023 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Paltalk, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Paltalk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paltalk, Inc.

Date: November 7, 2023	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Paltalk, Inc.

Date: November 7, 2023	By:	/s/ Kara Jenny
Kara Jenny
Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)