Form 10-K
period 2023-12-31
PALTALK, INC.
filed 2024-03-15
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2023

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

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $14,682,997.

As of March 11, 2024, the registrant had 9,222,157* shares of common stock outstanding.

* Excludes 641,963 shares of common stock that are held as treasury stock by Paltalk, Inc.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to effectively market and generate revenue from our applications;

●	our ability to generate and maintain active users and to effectively monetize our user base;

●	our ability to update our applications to respond to rapid technological changes;

●	the intense competition in the industry in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	our ability to consummate favorable acquisitions and effectively integrate any companies or properties that we acquire;

●	the impact of any economic recession and the overall inflationary environment on our results of operations and our business;

●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple, Facebook and Google and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;

●	our ability to develop, establish and maintain strong brands;

●	our reliance on our executive officers and consultants;

●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;

●	the ability of foreign governments to restrict access to our applications or impose new regulations;

●	the reliance of our mobile applications on having a mobile data plan and/or Wi-Fi access to gain internet connectivity;

●	the effect of security breaches, computer viruses and cybersecurity incidents;

●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;

●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;

●	our ability to obtain additional capital or financing when and if necessary, to execute our business plan, including through offerings of debt or equity or sale of any of our assets;

ii

●	the risk that we may face litigation resulting from the transmission of information through our applications;

●	the effects of current and future government regulation, including tax laws and laws and regulations regarding the use of the internet, privacy, cybersecurity and protection of user data;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to protect our intellectual property rights;

●	our ability to maintain effective internal controls over financial reporting;

●	our ability to offset fees associated with the distribution platforms that host our applications;

●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;

●	our ability to release new applications or improve upon or add features to existing applications on schedule or at all;

●	our reliance on third-party investor relations firms to help create awareness of our Company and compliance by such third parties with regulatory requirements related to promotional reports; and

●	our ability to attract and retain qualified employees and consultants.

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

iii

PART I

ITEM 1. BUSINESS

Company Overview

We are a communications software innovator that powers multimedia social applications. Our product portfolio includes Paltalk, Camfrog and Tinychat, which together host a large collection of video-based communities. Our other products include ManyCam and Vumber. ManyCam is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools. Vumber is a telecommunications services provider that enables users to communicate privately by having multiple phone numbers with any area code through which calls can be forwarded to a user’s existing telephone number. We have an over 20-year history of technology innovation and hold 8 patents.

We were incorporated under the laws of the State of Delaware in 2005. Our principal executive office is located at 30 Jericho Executive Plaza Suite 400E, Jericho, NY 11753.

Our Consumer Application Products

We operate a network of consumer applications that we believe create a unique social media enterprise where users can meet, see, chat, broadcast, play online card games and board games and message in real time in a secure environment with others in our network. The proprietary technology underlying our products allows us to operate thousands of simultaneous streams, including on mobile platforms, which support interactions on a one-on-one, one-to-many and many-to-many basis. Our consumer applications generate revenue principally from subscription fees, including virtual goods, and advertising arrangements.

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

Live Video Chat

We have three existing products in the video chat space: Paltalk, Camfrog and Tinychat. Our major revenue-generating live video chat products are Paltalk and Camfrog. Each product enables individuals to self-organize around topics and users with common affinities. Tinychat is web-based, enables adaptations of our video technology and does not require a download. It is primarily targeted for use in alternative markets and is focused on a younger demographic user base.

Paltalk and Camfrog are both available on Windows, Mac OS, iOS, Android and other tablet devices. Together, these products power a large collection of video-based communities, with proprietary technology to host thousands of simultaneous live group conversations on topics such as politics, financial markets, music and dating, among others. Our proprietary client server technology helps maintain high-quality video and audio, even as many users simultaneously watch a particular broadcaster. Paltalk and Camfrog both attract a demographically and geographically diverse user base, with users in over 180 different countries. Paltalk users are approximately one-third domestic and two-thirds international, and Camfrog users have an even larger international presence, with a particular concentration in Southeast Asia.

Live Streaming Software

In 2022, we acquired ManyCam, a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools. The ManyCam software provides multiple camera feeds, backgrounds and effects while also enabling users to share presentations, spreadsheets and documents.

Telecommunications

We own and operate a small telecommunications services provider called Vumber that enables users to have multiple phone numbers in any area code through which calls can be forwarded to a user’s existing cell phone or land line telephone number. Vumber serves both the retail and small business communities. Vumber not only allows individuals to communicate while protecting privacy, but also gives business professionals the ability to add a new business line with any chosen area code to their cell phones. Vumber also provides an in-depth data analytics platform that can track, record and analyze calls to gain new insights into one’s business.

Product Payment Options

Our users have a variety of methods by which to purchase product subscriptions across all of our consumer applications. Users can pay by credit card, PayPal, Western Union, check, local e-wallet providers, or complete an in-app purchase through the Apple App Store or Google Play Store for Android users.

Apple generally retains up to 15% of the revenue that is generated from sales on our iPhone applications through in-app purchases in the United States. Google also generally retains up to 15% of the revenue that is generated from sales on Android applications via Google wallet through in-app purchases in the United States.

All of our credit card transactions are processed through various payment providers. Video chat users in certain international territories also have an option to purchase through local resellers. Local resellers prepay in bulk for services and debit the prepaid balance as one-time subscriptions and virtual gifts are sold to end users. Regardless of which payment method is utilized, users may access our products through any of the gateways we offer.

During fiscal year 2023, we engaged Cleverbridge, a growth engine for global technology companies, to, among other things, facilitate and authenticate payments in international geographic markets to reduce fraud and increase acceptance rates.

Company Business Strategy

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

Acquiring and Investing in Complementary Technologies and Businesses

Our strategy also includes acquiring, or investing in technologies, solutions or business that complement our business and cross-selling them to additional synergistic businesses. In furtherance of this strategy, we have strategically added specialized employees and complementary companies, products and technologies to our existing business. In addition, we continue to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other assets or entities that are synergistic to our business.

Enhance Existing Live Video Chat Applications

We continue to develop our existing live video chat applications by implementing programs and features that enhance our users’ experience on our platforms. For example, in the fourth quarter of 2023, we launched the first version of our “Chat History,” a feature that retains messages posted in chat rooms. When fully implemented, we expect to offer our users a searchable database that users can refer to for content.

In addition, we plan to continue leveraging our integration of the ManyCam product into Paltalk products through upselling initiatives and are developing a user-friendly version of ManyCam that will be optimized for both consumer and enterprise applications.

Our Paltalk platform’s rewards loyalty program, “Paltalk Rewards Points”, has 25 reward tiers such as specialty coins, subscriptions, stickers, flair, and other popular buttons. Additionally, a real-time asynchronous message board called the “Paltalk Feed” is available on our Paltalk platform, which grants users the ability to interact with the platform without a live video cam. The Paltalk Feed also allows our users to comment, add photos or videos and contribute to conversations around shared interests on a digital message board.

In 2022, we integrated Hive Automated Content Moderation Solutions into our Paltalk and Camfrog platforms, which reduces spam and objectionable content on our applications. More recently in 2023, we made certain updates to the ManyCam product, which now, and following the acquisition, we subsequently released software updates to provide users with greater ease of use, dark and light modes and enhanced overall rendering performance for high resolution users, as well as improved quality and performance with regard to virtual backgrounds.

Implementation of Enhanced Processors

As discussed above, during fiscal year 2023, we engaged Cleverbridge, a growth engine for global technology companies. Cleverbridge’s robust suite of global payment and eCommerce capabilities has allowed us to optimize our international markets while minimizing risk and administrative work. We believe that this is an important aspect of our business strategy given that Paltalk and Camfrog both attract a demographically and geographically diverse user base, with users in over 180 different countries. Paltalk users are domestic and international, and Camfrog users have an even larger international presence, with a particular concentration in Southeast Asia. Beyond facilitating and authenticating payments, we believe Cleverbridge’s chargeback prevention algorithms can help us with acceptance rates and reduce fraud.

Defend our Intellectual Property

We have a portfolio of 8 issued patents. We have successfully defended certain of our intellectual property in the past and have generated tens of millions of dollars in licensing fees for the use of our patents. We intend to continue defending our intellectual property rights.

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

During 2022, we engaged two marketing agencies to help us drive consumer engagement through the Paltalk and Camfrog applications, but we subsequently scaled back the marketing agencies’ efforts during the fourth quarter of 2022 in response to the overall macro-economic environment. During 2023, we leveraged our in-house resources in an effort to further define and refine our renewal strategy and optimize cost per new customer acquisition.

Competition and Our Industry

Competition in our industry remains fierce. The market for consumer applications is extremely dynamic and is undergoing constant change. We believe this environment creates significant opportunities for us as well as our direct and indirect competitors. Our principal competitors are BIGO Live, Cisco Webex, Facebook Live, Google Meet, Discord, Instagram Live, Live.ly, Live.me, Microsoft Teams, Skype, Twitch, YouTube Live and Zoom.

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

We are also subject to federal laws and regulations regarding online content, user privacy and electronic marketing, including The Communications Decency Act of 1996, as amended. The Children’s Online Privacy Protection Act of 1998, as amended, The Video Privacy Protection Act of 1998 (“VPPA”), The Digital Millennium Copyright Act, The Electronic Communications Privacy Act of 1986, as amended, the USA PATRIOT Act of 2001, and the Controlling the Assault of Non-Solicited Pornography And Marketing (“CAN-SPAM”) Act of 2003, among others. The Digital Millennium Copyright Act limits our liability as an online service provider for linking to or hosting third-party content that infringes copyrights. The Communications Decency Act provides statutory protections to online service providers like us who distribute third-party content. The VPPA restricts digital video providers from disclosing to third parties personally identifiable information that is tied to the titles of consumers’ viewed videos. The Children’s Online Privacy Protection Act restricts the ability of online service providers to collect personal information from children under 13. Congress, the Federal Trade Commission (“FTC”) and many states have promulgated laws and regulations regarding email advertising, including the CAN-SPAM Act. Any changes in these laws or judicial interpretations narrowing the protections of these laws may subject us to increased risk, increased costs of compliance, and limits on the operation of certain parts of our business.

Growing public concern about privacy and the use of personal information may subject us to increased regulatory scrutiny. Regulation related to treatment of user data by online services is evolving as several U.S. state governments have recently adopted new, or modified existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. These state laws include, for example: the California Consumer Protection Act (“CCPA”), the California Privacy Rights Act (“CPRA”), the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Act Concerning Personal Data Privacy and Online Monitoring, the Utah Consumer Privacy Act, the Delaware Personal Data Privacy Act, the Indiana Consumer Data Protection Act, the Iowa Consumer Data Protection Act, the Montana Consumer Data Privacy Act, the Oregon Consumer Privacy Act, the Tennessee Information Protection Act, the Texas Data Privacy and Security Act, and the New York Stop Hacks and Improve Electronic Data Security (“SHIELD”) Act.

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

Employees

As of March 11, 2024, we had no part-time employees and 17 full-time employees. We believe that our future success depends, in part, on our continued ability to hire, assimilate and retain qualified personnel. We attract and retain employees by offering training, bonus opportunities, competitive salaries and a comprehensive benefits package.

Company Internet Site and Availability of SEC Filings

Our corporate website is located at www.paltalk.com. We make available on that site, as soon as reasonably practicable, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy statements, Current Reports on Form 8-K, other reports filed with or furnished to the Securities and Exchange Commission (“SEC”), as well as any amendments to those filings. Our SEC filings, as well as our Code of Conduct and other corporate governance documents, can be found in the Investor Relations section of our site and are available free of charge. Amendments to our Code of Conduct and any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules will be disclosed on our website. Information on our website is not part of this Annual Report on Form 10-K. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Below is a summary of our risk factors with a more detailed discussion following. The risks below are those that we believe are the material risks that we currently face but are not the only risks facing us and our business. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected.

●	The success of our consumer applications is principally dependent on our active users and our engagement with our user base.

●	We operate in an intensely competitive industry and any failure to attract new users could diminish or suspend our development and possibly cease our operations.

●	The online live video industry is characterized by rapid technological change and the development of enhancements and new applications, and if we fail to keep pace with technological developments or launch new applications, our business may be adversely affected.

●	We may make or attempt to make acquisitions in the future, which could require significant management attention, disrupt our business, dilute our stockholders and seriously harm our business.

●	Our business may be significantly affected by a change in the economy, including inflation and any resulting effect on consumer or business spending.

●	Our mobile applications are substantially dependent on interaction with mobile platforms and operating systems that we do not control.

●	Our business depends on developing, establishing and maintaining strong brands. If we are unable to maintain and enhance our brands, we may be unable to expand or retain our active user and paying subscriber bases.

●	Our future success is dependent, in part, on the performance and continued service of our executive officers. Without their continued service, we may be forced to interrupt or eventually cease our operations.

●	We plan to continue expanding our operations internationally and may be subject to increased business and economic risks that could seriously harm our business.

●	Foreign governments restricting access to our applications could materially adversely impact our business.

●	If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings, which could seriously harm our operating results.

●	Our mobile applications rely on high-bandwidth data capabilities, which are subject to hardware, networks, regulations and standards that we do not control.

●	Security breaches, computer viruses and cybersecurity incidents could harm our business, results of operations or financial condition.

●	We have faced, and we expect that we will continue to face, chargeback liability when our credit card providers resolve chargebacks in favor of their customers. We cannot accurately anticipate the extent of these liabilities, and if not properly addressed, these liabilities could increase our operating expenses or preclude us from accepting certain credit cards as a method of payment, either of which would materially adversely affect our results of operations and financial condition.

●	We face certain risks related to the physical and emotional safety of users and third parties.

●	Our subscription metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.

●	Because we recognize revenue from subscriptions over the term of the subscription, the full impact of downturns or upturns in subscription sales may not be immediately reflected in our results of operations or financial condition.

●	A portion of our revenue is dependent on third-party resellers, the efforts of which we do not control.

●	Our business depends in large part upon the availability of cost-effective advertising space through a variety of media and keeping pace with trends in consumer behavior.

●	Interruption, maintenance or failure of our programming code, servers or technological infrastructure could hurt our ability to effectively provide our applications, which could damage our reputation and harm our results of operations.

●	We may be liable as a result of information retrieved from or transmitted over the internet.

●	Changes in laws or regulations, including laws and regulations that impact the use of the internet, such as internet neutrality laws, or laws that relate to content provided over the internet or monitoring such content, could adversely affect our business, results of operations or financial condition.

●	Changes in tax laws could materially affect our financial condition, results of operations and cash flows.

●	If we are subject to intellectual property infringement claims, it could cause us to incur significant expenses, pay substantial damages or royalties and prevent us from offering our applications.

●	If we are unable to protect our intellectual property rights, we may be unable to compete with competitors developing similar technologies.

●	If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud and our business may be harmed and our stock price may be adversely impacted.

●	Our common stock is historically thinly traded, stockholders may be unable to sell at or near ask prices or at all and the price of our common stock may be volatile.

●	The ownership of our common stock is significantly concentrated in a small number of investors, some of whom are affiliated with our Board of Directors and management, which could prevent stockholders from having input on the course of our operations or otherwise lead to actual or potential conflicts of interest.

Risks Related to Our Business

The success of our consumer applications is principally dependent on our active users and our engagement with our user base.

On an annual basis the Company has millions of users; however, compared to the total number of users in any given period, only a small portion of our users are active users or purchasers of virtual gifts. We primarily generate revenue through the sale of subscriptions and virtual gifts to this small portion of users and secondarily generate revenue through paid advertisements. Accordingly, the success of our consumer applications is substantially dependent on our ability to convert our users into active users and to sell our users virtual gifts.

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

Many of our current and potential competitors offer similar services and have longer operating histories, significantly greater capital, financial, technical, marketing and other resources and larger user or subscriber bases than we do. These factors may allow our competitors to more quickly respond to new or emerging technologies and changes in client or consumer preferences. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing strategies that may allow them to build larger user bases consisting of greater numbers of paying users. Our competitors may develop applications and software that are equal or superior to our applications and software or that achieve greater market or industry acceptance. It is possible that a new application developed or offered by one of our competitors could gain rapid scale at the expense of existing brands through harnessing a new technology or distribution channel, creating a new approach to connecting people.

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

If we are unable to effectively compete, we may fail to obtain new users for our products or our users may discontinue the use of our products and we may lose active users, either of which would have a material adverse effect on our business, results of operations and financial condition.

The online live video industry is characterized by rapid technological change, including the development of enhancements and new applications, and if we fail to keep pace with technological developments or launch new applications, our business may be adversely affected.

The online live video industry is characterized by rapid change, and our future success is dependent upon our ability to adopt and innovate. To attract new users and increase revenues from existing users, we need to enhance, add new features to and improve our existing applications, introduce new applications in the future and where applicable, cross-market such applications. The success of any enhancements or new features and applications depends on several factors, including timely completion, introduction and market acceptance. Building a new brand or product is generally an iterative process that occurs over a meaningful period of time and involves considerable resources and expenditures, and we may expend significant time and resources developing and launching an application that may not result in revenues in the anticipated timeframe or at all or may not result in revenue growth that is sufficient to offset increased expenses. If we are unable to successfully develop enhancements, new features or new applications to meet user trends and preferences, our business and operating results could be adversely affected.

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

Our business may be significantly affected by a change in the economy, including inflation and any resulting effect on consumer or business spending.

Our business may be affected by changes in the economy generally, including as a result of pandemics, terrorist attacks, natural disasters or other events outside our control, and any resulting effect on spending by our customers. Furthermore, prolonged periods of inflation have affected, and may continue to affect, our ability to target new customers as well as keep existing customers engaged and may ultimately have a correlating effect on our users’ discretionary spending. While some of our customers may consider our applications to be a cost-saving purchase, others may view a subscription to our applications as a discretionary purchase, and our customers may reduce their discretionary spending on our platform during an economic downturn. Moreover, while we continue to add paid users to our customer base, our user growth may continue to slow or decline as the impact of the highly inflationary environment, which makes products like ours more discretionary in nature.

In addition, increased inflation may result in increased operating costs (including labor and consulting costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may continue to raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the prices of our subscriptions at or above the rate at which our costs increase, which could/would reduce our profit margins and have a material adverse effect on our financial results and liquidity. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

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

We believe that developing, establishing and maintaining awareness of our application brands is critical to our efforts to achieve widespread acceptance of our applications and is an important element to expanding our subscriber base. Successful promotion of our application brands will depend largely on the effectiveness of our advertising and marketing efforts and on our ability to provide reliable and useful applications at competitive prices. If users do not perceive our products to be of high quality, or if our products are not favorably received by users, the value of our brands could diminish, thereby decreasing the attractiveness of our software, services and applications to users. In addition, advertising and marketing activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brands.

If we fail to successfully promote and maintain our application brands or incur substantial expenses in unsuccessfully attempting to promote and maintain our brands, we may fail to attract enough new subscribers or retain our existing subscribers to the extent necessary to realize a sufficient return on our advertising and marketing activities, and it could have a material adverse effect on our business, results of operations or financial condition.

If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings, which could seriously harm our operating results.

We are required to test goodwill for impairment at least annually or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. As of December 31, 2023, we had recorded a total of $6.3 million of goodwill and $2.7 million of other intangible assets. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could, in turn, result in an impairment charge to our goodwill or other intangible assets. If we divest or discontinue product categories or products that we previously acquired, or if the value of those parts of our business become impaired, we also may need to evaluate the carrying value of our goodwill. Any such material charges may have a negative impact on our operating results.

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

We recognize subscription revenue from customers monthly over the term of the subscription, and subscriptions are generally offered in one-, three-, six-, twelve- and twenty-four- month terms, depending on the particular product. As a result, much of the subscription revenue we report in each period is deferred revenue from subscription agreements entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any one quarter will negatively affect our revenue in future quarters. In addition, we might not be able to immediately adjust our costs and expenses to reflect these reduced revenues. Accordingly, the effect of significant downturns in user acceptance of our applications may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to quickly increase our revenue through additional sales in any period, as revenue from new subscribers must be recognized over the term of the subscription. As a result, you should not rely on the amount of subscription revenue generated in prior quarters as an indication of future results.

We plan to continue expanding our operations internationally and may be subject to increased business and economic risks that could seriously harm our business.

Presently, we derive a significant portion of revenue from users located outside of the United States. In addition, we rely on outsourced development services from companies with consultants based in Russia, India and elsewhere. The invasion of Ukraine by Russia has escalated tensions among the United States, the North Atlantic Treaty Organization (“NATO”) member states, and Russia. The United States, other NATO member states, as well as non-member states, have imposed sanctions against Russia and certain Russian banks, enterprises and individuals. These and any future additional sanctions and any resulting conflict between Russia, the United States and other countries may, on a short term, disrupt, or in the future could disrupt, the consulting services provided by our third-party developers residing in Russia. This conflict may increase our costs with respect to any current or future planned development services in Russia or could result in negative publicity.

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

We are dependent on the efforts of third parties who resell our subscriptions for a portion of our revenue. In particular, video chat users in certain international territories have an option to purchase subscriptions through local resellers. These local resellers prepay in bulk for services and debit the prepaid balance as one-time subscriptions and virtual gifts are sold to end users.

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

We have continued to focus on increasing the international presence of our applications by expanding the localized and translated versions for additional international countries that are culturally aligned with our products. Foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. Foreign governments may censor our products in their countries, restrict access to our products from their countries entirely, or impose other restrictions that may affect their citizens’ ability to access our products for an extended period of time or even indefinitely. Foreign governments may seek to restrict access to our products if they think we are violating their laws or for other reasons, which would give our competitors an opportunity to penetrate geographic markets that we cannot access. As a result, our ability to grow our international user base would be impaired, we may not be able to maintain or grow our revenue as anticipated and our business could be seriously harmed.

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

Spammers may attempt to use our products to send targeted and untargeted spam messages to users, which may embarrass or annoy users and make our products less user friendly. We cannot be certain that the technologies that we have developed to repel spamming attacks will be able to eliminate all spam messages from our products. Our actions to combat spam may also require diversion of significant time and focus of our engineering team from improving our products. As a result of spamming activities, our users may use our products less or stop using them altogether, and result in continuing operational cost to us. Furthermore, the adoption of certain technologies, such as cloud computing, artificial intelligence and machine learning may increase the risks associated with cyber attacks.

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

We maintain a work-from-home policy for our employees. Remote work and remote access increase our vulnerability to cybersecurity attacks. We may see an increase in cyberattack volume, frequency and sophistication driven by the global enablement of remote workforces. We seek to detect and investigate unauthorized attempts and attacks against our network, products and services and to prevent their recurrence where practicable through changes to our internal processes and tools and changes or updates to our products and services; however, we remain potentially vulnerable to additional known or unknown threats. In some instances, we and the users of our applications can be unaware of an incident or its magnitude and effects. Moreover, globally there has been an increase in cybersecurity attacks since Russia invaded Ukraine. The risk of state-supported and geopolitical-related cyber-attacks may increase in connection with the war in Ukraine and any related political or economic responses and counter-responses. We may not discover all such incidents or activity or be able to respond or otherwise address them promptly, in sufficient respects or at all.

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

We cannot control our users’ communications with each other or physical actions towards one another. There is a possibility that users or third parties could be physically or emotionally harmed following interaction with another user. We warn our users that we do not screen other users and, given our lack of physical presence, we do not take any action to ensure personal safety on a meeting between users or subscribers arranged following contact initiated via our applications or ensure personal safety of our users against self-harming following contact with other users initiated via our applications. If an unfortunate incident of this nature occurred in a meeting of two people following contact initiated on our applications or that of one of our competitors, any resulting negative publicity could materially and adversely affect us or the online video chat industry in general. Any such incident involving our applications could damage our reputation and our brand, which could have a material adverse effect on our business, results of operations or financial condition. In addition, the affected users or third parties could initiate legal action against us, which could divert management attention from operations, cause us to incur significant expenses, whether we are successful or not, and damage our reputation.

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

As the user base of our consumer applications continues to shift to mobile solutions, we increasingly rely on the Apple iOS and Google Android platforms to distribute our products. While our products are free to download from these stores, we offer our users the opportunity to purchase paid memberships and certain premium features through our products. We determine the prices at which these memberships and features are sold and, in exchange for facilitating the purchase of these memberships and features through our products to users who download our products from these stores, we pay Apple or Google, as applicable, a share, which is currently up to 15% of the revenue we receive from these transactions. In the future, other distribution platforms that we utilize may charge us fees for the distribution of our applications. If the distribution of our products through application stores increases, the amount of fees that we must pay to the developers of these application stores will also increase. Unless we find a way to offset these fees, our business, financial condition and results of operations could be adversely affected.

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

The adoption of any laws or regulations that adversely affect the growth or use of the internet, including laws governing internet neutrality, could decrease the demand for our products and increase our cost of doing business. In January 2018, the Federal Communications Commission (the “FCC”) released an order that repealed the “open internet rules,” often known as “net neutrality,” which prohibited internet providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us. These rules also prohibited mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. The FCC order repealing the open internet rules went into effect in June 2018. In response to this decision, California and a number of states implemented their own net neutrality rules which largely mirrored the repealed federal regulations. The U.S. Department of Justice (“DOJ”) has filed suit to bar implementation of these state laws and their application remains uncertain. On October 19, 2023, the FCC adopted a new proposal to reclassify broadband internet access service as common carrier services and reinstate net neutrality rules.

We cannot predict the outcome of similar litigation or whether the latest FCC proposal or state initiatives regulating providers will be adopted, modified, overturned, or vacated by other legal action, federal legislation, or the FCC, or the degree to which this repeal would adversely affect our business, if at all. The European Union similarly requires equal access to internet content. If the FCC, Congress, the European Union or courts modify these open internet rules, mobile providers may be able to limit our users’ ability to access our applications or make our applications a less attractive alternative to our competitors’ applications, which could materially adversely affect our business, results of operations and financial condition.

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

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. For example, the Inflation Reduction Act (the “IRA”) was signed into law on August 16, 2022 and became effective on January 1, 2023. We do not currently expect that the IRA will have a material impact on our income tax liability. We are unable to predict what changes to the tax laws of the U.S. and other jurisdictions may be proposed or enacted in the future or what effect such changes would have on our business. Any significant increase in our future effective tax rate could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

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

Growing public concern about privacy and the use of personal information may subject us to increased regulatory scrutiny. Regulations related to treatment of user data by online services are evolving as several U.S. state governments have recently adopted new, or modified existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. These state laws include, for example: CCPA, the CPRA, which became effective on January 1, 2023, and expands upon the CCPA, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Act Concerning Personal Data Privacy and Online Monitoring, the Utah Consumer Privacy Act, the Delaware Personal Data Privacy Act, the Indiana Consumer Data Protection Act, the Iowa Consumer Data Protection Act, the Montana Consumer Data Privacy Act, the Oregon Consumer Privacy Act, the Tennessee Information Protection Act, the Texas Data Privacy and Security Act and the New York SHIELD Act. In addition, every U.S. state has passed laws requiring notification to users when there is a security breach resulting in unauthorized disclosure of certain types of personal information, many of which are modeled on California’s Information Practices Act. There are a number of legislative proposals pending before the U.S. Congress and various state legislative bodies concerning data protection that could, if adopted, have an adverse effect on our business. We are unable to determine if and when such legislation may be adopted.

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

Historically, shares of our common stock were thinly traded on the OTCQB and have typically been thinly traded following our uplist to The Nasdaq Capital Market (“Nasdaq”) in 2021, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community that generate or influence sales volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on stock price.

However, during certain periods, we have received, and may continue to receive, a high degree of media coverage that is published or otherwise disseminated by third parties, including blogs, articles, message boards and social and other media. This may include coverage that is not attributable to statements made by the Company or our Board of Directors. Information provided by third parties may not be reliable or accurate and could materially impact the trading price of our common stock, which could cause stockholders to lose their investments.

The market prices and trading volume of our common stock have in the past experienced, and may continue to experience in the future, extreme volatility, which could cause purchasers of our common stock to incur substantial losses. We believe that the historical volatility and our historical market prices during such periods reflected market and trading dynamics unrelated to our underlying business, or macro or industry fundamentals, and we do not know if these dynamics will continue in the future.

Although our common stock is listed for trading on Nasdaq, a broader or more active public trading market for our common stock may not develop or be sustained, and the current trading level of our common stock may not be sustained. Due to these conditions, stockholders may be unable to sell their common stock at or near ask prices or at all if they desire to sell shares of common stock.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock, especially in light of the macro-economic factors including rising inflation rates, increased interest rates, bank-specific and broader financial institution liquidity challenges, the Russia-Ukraine conflict and the Israel-Hamas conflict. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

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

As of March 11, 2024, Jason Katz, our Chairman of the Board of Directors, Chief Executive Officer, Chief Operating Officer and President, and our largest stockholder, The J. Crew Delaware Trust B, beneficially owned an aggregate of approximately 26.0% of our outstanding common stock. The J. Crew Delaware Trust B is a trust formed by Mr. Katz for the benefit of certain of his family members. Mr. Katz is not a beneficiary of the trust and does not hold voting or dispositive power over the shares held by the trust.

Mr. Katz, The J. Crew Delaware Trust B and others that have significant beneficial ownership of our common stock have substantial influence regarding matters submitted for stockholder approval, including proposals regarding:

●	any merger, consolidation or sale of all or substantially all of our assets;

●	the election of members of our Board of Directors; and

●	any amendment to our Certificate of Incorporation, as amended (the “Certificate of Incorporation”).

The current or increased ownership position of any of these stockholders and/or their respective affiliates could delay, deter or prevent a change of control or adversely affect the price that investors might be willing to pay in the future for our common stock. In addition, the interests of these stockholders and/or their respective affiliates may significantly differ from the interests of our other stockholders and they may vote the common stock they beneficially own in ways with which our other stockholders disagree.

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

As of December 31, 2023, we had approximately 550,164 shares of common stock that were issuable upon the exercise of vested outstanding stock options. The issuance of shares upon the exercise of these options may result in substantial dilution to the equity interest and voting power of holders of our common stock.

In the future, we may also issue additional shares of common stock or other securities convertible into or exchangeable for shares of common stock. Our Certificate of Incorporation currently authorizes us to issue up to 25,000,000 shares of common stock, of which 9,222,157 shares (excluding treasury shares) were outstanding as of December 31, 2023, and 10,000,000 shares of preferred stock with such designations, preferences and rights as determined by our Board of Directors, of which none were outstanding as of December 31, 2023. The issuance of additional shares of our common stock may substantially dilute the ownership interests of our existing stockholders. Furthermore, sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.

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

In addition, our Amended and Restated Bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States are, to the fullest extent permitted by law, the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to these provisions in our Certificate of Incorporation and Amended and Restated Bylaws. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers and employees.

Investor relations activities, nominal “float” and supply and demand factors may affect the price of our common stock.

We have engaged an investor relations firm to create investor awareness for our Company. These campaigns may include non-deal road shows and personal, video and telephone conferences with investors and prospective investors in which our business and business practices are described. We provide compensation to our investor relations firm and may in the future provide compensation to additional investor relations firms or financial advisory firms, for these services, and pay for newsletters, websites, mailings and email campaigns that are produced by third parties based upon publicly available information concerning us. We do not intend to review or approve of the content of such analyst reports or other writings and communications that are based upon analysts’ own research or methods. Investor relations firms are generally required to disclose when they are compensated for their efforts and the source of such compensation, but whether such disclosure is made or in compliance with applicable laws is not under our control. In addition, our investors may, from time to time, take steps to encourage investor awareness through similar activities that may be undertaken at the expense of such investors. Investor awareness activities may also be suspended or discontinued, which may impact the trading market of our common stock.

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

The Supreme Court of the United States has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities. Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices. Securities regulators have often cited thinly-traded markets, small numbers of holders and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases. Our activities or the activities of third parties, or the small number of potential sellers or small percentage of stock in our public float, or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock, could artificially impact (or could be claimed by regulators to have affected) the normal supply and demand factors that determine the price of our common stock.

If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our securities.

Our common stock was approved for listing on Nasdaq under the symbol “PALT” and began trading on Nasdaq on August 3, 2021. However, our common stock may not continue to be listed on Nasdaq in the future. In order to maintain our listing on Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. We may not be able to comply with the applicable listing standards, and Nasdaq could delist our common stock as a result.

If our common stock is delisted from Nasdaq, we may be unable to list our common stock on another national securities exchange. If our common stock is delisted by Nasdaq, our common stock would likely trade on the OTCQB where an investor may find it more difficult to sell our shares or obtain accurate quotations as to the market value of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

In support of our commitment to cybersecurity, we employ a comprehensive strategy which is intended to protect our digital infrastructure, which strategy is supported by both management and our Board of Directors. Our Board of Directors is responsible for overseeing our risk management activities in general, and certain of our Board committees assists the Board of Directors in the role of risk oversight. The full Board of Directors receives an update on the Company’s risk management process and the risk trends related to cybersecurity at least annually.

At the management level, leading our efforts is a cybersecurity team that reports directly to our Senior Vice President. This team conducts manual and automated testing on our systems, with the goal of identifying vulnerabilities and proactively strengthening our defenses. We believe that embracing a multi-layered defense approach, will help us recognize and address the dynamic nature of cyber threats. By integrating diverse security measures, we aim to fortify our infrastructure against a spectrum of potential risks, adapting to the ever-evolving cybersecurity landscape.

Our cybersecurity team performs tests, encompassing vulnerability assessments, penetration testing, and threat simulations. The results derived from these assessments are prioritized and integrated into the workflow of our development and operations teams to ensure that identified vulnerabilities and insights gleaned from the tests are promptly addressed. We also have an established process led by our Senior Vice President governing our assessment, response and notifications internally and externally upon the occurrence of a cybersecurity incident. Depending on the nature and severity of an incident, this process provides for escalating notification to our Chief Executive Officer and the Board of Directors.

To enhance our defense mechanisms, we leverage third-party edge security tools. These tools play a crucial role in actively monitoring and mitigating potential threats to our sites and products, which we believe contributes to our security infrastructure. Our development teams also use proactive measures such as “Security as Code” to make sure that vulnerabilities are protected against at a deeper level, in addition to cloud-based security tools.

Recognizing the pivotal role of our personnel in cybersecurity, we also conduct proactive training sessions covering essential topics such as data handling practices and email phishing awareness. These initiatives are designed to empower our workforce to serve as a human firewall, augmenting our overall security posture. Additionally, we also think about data handling from a code and infrastructure level, incorporating encryption measures in transit and at rest to safeguard both internal and customer data. We further employ a proactive backup strategy, ensuring rapid system restoration in the event of disruptions. This measure minimizes downtime and underscores our commitment to business continuity and customer service reliability.

An integral part of our cybersecurity readiness is an annual external IT audit that evaluates various aspects of our cybersecurity framework. This measure ensures that our defenses align with industry best practices and facilitates continuous improvement. The results of this audit are reviewed by the audit committee of the Board of Directors, allowing such committee to assist in and make recommendations on our management’s cybersecurity controls.

We face risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. To date, we have not experienced any cyber incidents that have had an adverse material effect on our business, financial condition, results of operations, or cash flows. See “Risk Factors – Risks Related to Our Business – Security breaches, computer viruses and cybersecurity incidents could harm our business, results of operations or financial condition.”

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

A Markman hearing took place on February 24, 2022. On September 7, 2022, the United States Patent Office issued a reexamination of U.S. Patent No. 6,683,858, and on January 19, 2023, the Examiner issued an Ex Parte Reexamination Certificate, ending the reexamination and confirming the patentability of claims 1-10 of U.S. Patent No. 6,683,858. On June 29, 2023, the Court held a pretrial conference with the parties and denied Cisco’s motion for summary judgment. The trial is expected to be held in April of 2024.

If the Company receives a jury verdict in its favor or receives settlement proceeds in connection with the foregoing litigation, the exact amount of such proceeds to be received by the Company will be determined based on a number of factors and will reflect the deduction of significant litigation-related expenses, including legal fees. Consequently, the Company will not receive the majority of any gross proceeds resulting from any potential verdict or settlement. For the foregoing reasons, we are unable to predict the outcome of this litigation and its ultimate cost.

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

Holders

As of March 11, 2024, there were approximately 52 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2023 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The were no repurchases of our common stock during the three months ended December 31, 2023.

ITEM 6. [Reserved]

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

Our product portfolio includes Paltalk, Camfrog and Tinychat, which together host a large collection of video-based communities. Our other products include ManyCam and Vumber. ManyCam is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools. Vumber is a telecommunications services provider that enables users to communicate privately by having multiple phone numbers with any area code through which calls can be forwarded to a user’s existing telephone number. We have an over 20-year history of technology innovation and hold 8 patents.

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

Recent Developments

Director Appointment

On October 9, 2023, our Board of Directors increased the size of the Board of Directors from five (5) directors to six (6) directors and filled the newly created vacancy by appointing Geoffrey Cook as a director of the Company, effective as of October 10, 2023. Mr. Cook was also appointed to serve as a member of the Nominating and Corporate Governance Committee of the Board of Directors and the Strategic Transactions Committee of the Board of Directors. We believe Mr. Cook is qualified to serve on our Board of Directors due to, among other things, his experience in the social media and consumer internet industries as well as his insights regarding corporate strategy and brand growth.

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

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act, we were eligible for a refundable employee retention tax credit (the “ERTC”) subject to certain criteria. During the year ended December 31, 2023, we applied for the ERTC and recorded a receivable in the amount of $343,045, net of related costs, which was recognized in our consolidated statement of operations as other income. As of December 31, 2023, we received an aggregate of $294,833, which was recorded as a reduction of the receivable on our consolidated balance sheet.

Operational Highlights and Business Objectives

During the year ended December 31, 2023 we executed key components of our objectives:

●	total revenue remained relatively unchanged at approximately $11 million for the years ended December 31, 2023 and 2022, primarily as a result of a decrease in revenue from Paltalk and Camfrog, offset by increased revenue from ManyCam and Vumber;

●	net loss decreased by 68.7% to $1.1 million for the year ended December 31, 2023, compared to net loss of $3.4 million for the year ended December 31, 2022, as a result of reduced expenses and increased operating efficiencies;

●	compared to the prior year period, cash flows used in operations decreased by $1.9 million to $1.1 million for the year ended December 31, 2023, mainly as result of a decrease in product development and marketing expense;

●	we were cash flow positive for the third quarter ended September 30, 2023; and

●	engaged Cleverbridge to facilitate our global payment processing capabilities in international geographic markets.

For the near term, our business objectives include:

●	leveraging our integration of the ManyCam product into Paltalk product through upselling initiatives;

●	further optimizing marketing spend to effectively realize a positive return on our investment;

●	developing a user-friendly version of ManyCam that will be optimized for both consumer and enterprise applications;

●	continuing to implement several enhancements to our live video chat applications as well as the integration of card and board games and other features focused on retention and monetization, which collectively are intended to increase user engagement and revenue opportunities;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other assets or entities that are synergistic to our businesses;

●	continuing to develop our consumer application platform strategy by seeking potential partnerships with large third-party communities to whom we could promote a co-branded version of our video chat products and potentially share in the incremental revenues generated by these partner communities; and

●	continuing to defend our intellectual property.

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

General and administrative expense

General and administrative expense consists primarily of compensation (including non-cash stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources and facilities costs and fees for other professional services and cost of insurance. General and administrative expense also includes amortization of intangible assets.

Key Metrics

Our management relies on certain non-GAAP and/or unaudited performance indicators to manage and evaluate our business. The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our advertising and marketing efforts and assess operational efficiencies. We also discuss net cash provided by operating activities under the “Liquidity and Capital Resources” section below. Adjusted EBITDA is discussed below.

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(1,079,671)	$(2,956,724)
Net loss	$(1,067,335)	$(3,412,250)
Adjusted EBITDA	$(1,012,916)	$(2,646,860)
Adjusted EBITDA as percentage of total revenue	(9.2)%	(24.1)%

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net (loss) income adjusted to exclude stock-based compensation expense, depreciation and amortization expenses, impairment loss on digital token, interest income, net, other (income) expense, net, and income tax (benefit) expense.

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

Limitations of Adjusted EBITDA

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA does not reflect: cash capital expenditures for assets underlying depreciation and amortization expense that may need to be replaced or for new capital expenditures; net loss from discontinued operations; interest income, net; other expense, net; income tax expense from continuing operations; our working capital requirements; the impairment loss on digital tokens; the potentially dilutive impact of stock-based compensation; and the provision for income taxes. Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

	Year Ended
	December 31,
	2023	2022
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(1,067,335)	$(3,412,250)
Stock-based compensation expense	234,993	333,825
Depreciation and amortization expense	822,334	670,863
Impairment loss on digital tokens	--	7,262
Interest income, net	(639,611)	(74,895)
Other income, net	(343,045)	--
Income tax benefit	(20,252)	(171,665)
Adjusted EBITDA	$(1,012,916)	$(2,646,860)

Results of Operations

The following table sets forth consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Years Ended December 31,
	2023	2022
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	29.5%	25.7%
Sales and marketing expense	8.0%	14.3%
Product development expense	44.3%	54.0%
General and administrative expense	37.0%	39.2%
Impairment loss on digital tokens	0.0%	0.1%
Total costs and expenses	118.8%	133.3%
Loss from operations	(18.8)%	(33.3)%
Interest income, net	5.8%	0.7%
Other income, net	3.1%	0.0%
Loss from operations before income tax benefit	(9.9)%	(32.6)%
Income tax benefit	0.2%	1.6%
Net loss	(9.7)%	(31.0)%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenue

Total revenue remained relatively unchanged at $10,979,844 for the year ended December 31, 2023, compared to $10,989,545 for the year ended December 31, 2022. The change was primarily driven by a decrease in subscription revenue and virtual gift revenue from the Paltalk and Camfrog applications and was partially offset by revenue recognized from sales of the ManyCam product and Vumber.

The following table sets forth our subscription revenue, advertising revenue and total revenue for the year ended December 31, 2023, and the year ended December 31, 2022, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

	Years Ended		$	%	% of Revenue Years Ended
	December 31,		Increase	Increase	December 31,
	2023	2022	(Decrease)	(Decrease)	2023	2022
Subscription revenue	$10,646,700	$10,662,691	$(15,991)	(0.1)%	97.0%	97.0%
Advertising revenue	333,144	326,854	6,290	1.9%	3.0%	3.0%
Total revenues	$10,979,844	$10,989,545	$(9,701)	(0.1)%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the year ended December 31, 2023 decreased by $15,991, or 0.1%, as compared to the year ended December 31, 2022. The decrease in subscription revenue was primarily driven by a decrease in new subscribers as well as a decrease in virtual gift revenue across the Paltalk and Camfrog applications. We attribute this decrease to the overall macro-economic environment that may limit a customer’s access to discretionary spending. These decreases were partially offset by increased revenue from ManyCam as the revenue for the year ended December 31, 2023 represented revenue for twelve months, whereas the revenue for the year ended December 31, 2022, represented only six months of subscription revenue.

Advertising Revenue

Our advertising revenue for the year ended December 31, 2023 increased by $6,290, or 1.9%, as compared to the year ended December 31, 2022. The increase in advertising revenue was primarily due to an increase in the volume of advertising impressions related to changes in and the optimization of third-party advertising partners and partnering with a new facilitator in the market.

Costs and Expenses

Total costs and expenses for the year ended December 31, 2023 decreased by $1,598,268 or 10.9%, as compared to the year ended December 31, 2022. The following table presents our costs and expenses for the years ended December 31, 2023 and 2022, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

	Years Ended		$	%	% of Revenue Years Ended
	December 31,		Increase	Increase	December 31,
	2023	2022	(Decrease)	(Decrease)	2023	2022
Cost of revenue	$3,238,243	$2,823,570	$414,673	14.7%	29.5%	25.7%
Sales and marketing expense	878,657	1,571,275	(692,618)	(44.1)%	8.0%	14.3%
Product development expense	4,860,607	5,934,433	(1,073,826)	(18.1)%	44.3%	54.0%
General and administrative expense	4,072,580	4,311,815	(239,235)	(5.5)%	37.0%	39.2%
Impairment loss on digital tokens	--	7,262	(7,262)	(100.0)%	0.0%	0.1%
Total costs and expenses	$13,050,087	$14,648,355	$(1,598,268)	(10.9)%	118.8%	133.3%

Cost of revenue

Our cost of revenue for the year ended December 31, 2023 increased by $414,673, or 14.7%, as compared to the year ended December 31, 2022. The increase for the year ended December 31, 2023, was primarily driven by an increase in costs related to hosting expenses of approximately $364,000, as well as costs related to the ManyCam product, which launched in June of 2022, of approximately $61,000.

Sales and marketing expense

Our sales and marketing expense for the year ended December 31, 2023 decreased by $692,618, or 44.1%, as compared to the year ended December 31, 2022. The decrease in sales and marketing expense for the year ended December 31, 2023 was primarily due to a decrease of approximately $459,000 in marketing user acquisition expenses, including agent fees compared to the prior year. During the year ended December 31, 2022, we focused on increasing user engagement spend through the efforts of our third-party marketing agencies, which we have subsequently scaled back. This resulted in a decrease of approximately $203,000 in other marketing and branding expenses, as well as a decrease in headcount costs of approximately $46,000 for the year ended December 31, 2023 compared to 2022.

Product development expense

Our product development expense for the year ended December 31, 2023 decreased by $1,073,826, or 18.1%, as compared to the year ended December 31, 2022. The decrease was primarily due to a decrease of approximately $825,000 related to software expenses. We accomplished this reduction by streamlining our offshore development efforts as well as reallocating in-house resources. In addition, headcount costs were reduced by approximately $83,000, dues and subscriptions decreased by approximately $74,000 and a decrease of approximately $69,000 in capitalized amortization software related to Paltalk.

General and administrative expense

Our general and administrative expense for the year ended December 31, 2023 decreased by $239,235, or 5.5%, as compared to the year ended December 31, 2022. The decrease in general and administrative expense for the year ended December 31, 2023, was mainly due to a decrease of professional fees of $299,000, as well as a decrease in headcount costs, including non-cash stock compensation expense, of approximately $206,000. This was offset by an increase in non-cash amortization of approximately $221,000 related to the acquisition of the ManyCam assets.

Impairment loss on digital tokens

We recorded a non-cash impairment loss on digital tokens of $7,262 for the year ended December 31, 2022 as a result of the decline in the quoted market prices of certain digital tokens below the market price of their acquisition. There was no such impairment loss for year ended December 31, 2023.

Non-Operating Income

The following table presents the components of non-operating income for the year ended December 31, 2023 and the year ended December 31, 2022, the increase between those periods and the percentage increase between those periods and the percentage of total revenue that each represented for those periods:

	Years Ended December 31,		$	%	% of Revenue Years Ended December 31,
	2023	2022	Increase	Increase	2023	2022
Interest income, net	$639,611	$74,895	$564,716	754.0%	5.8%	0.7%
Other income, net	343,045	--	343,045	100.0%	3.1%	0.0%
Total non-operating income	$982,656	$74,895	$907,761	1,212.0%	8.9%	0.7%

Non-operating income for the year ended December 31, 2023 was $982,656, an increase of $907,761, or 1,212.0%, as compared to non-operating income of $74,895 for the year ended December 31, 2022. The increase in interest income was the result of interest earned in a high-yield bank account. The increase in other income was the result of recording the ERTC.

Liquidity and Capital Resources

	Years Ended
	December 31,
	2023	2022
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(1,079,671)	$(2,956,724)
Net cash used in investing activities	(85,000)	(2,942,279)
Net cash used in financing activities	(7,213)	(997,924)
Net change in cash and cash equivalents	$(1,171,884)	$(6,896,927)

Currently, our primary source of liquidity is cash on hand and cash flows from continuing operations, and we believe that our cash and cash equivalents balance and our expected cash flow from operations will be sufficient to meet all of our financial obligations for one year from the date these financial statements are issued. As of December 31, 2023, we had approximately $13.6 million of cash and cash equivalents.

Our use of working capital is related to product development resources and an investment in marketing activities in order to maintain and create new services and features in applications for our users. In particular, a significant portion of our working capital has been allocated to the improvement of our products. In addition, during the year ended December 31, 2023, we spent $7,213 in connection with our stock repurchase plan (the “Stock Repurchase Plan”) as we purchased a total of 5,192 shares at an average share price of $1.39 per share. The Stock Repurchase Plan expired on March 29, 2023 pursuant to its terms and has not been renewed. In the future, we may continue to seek to grow our business by expending our capital resources to fund strategic acquisitions, investments and partnership opportunities.

Operating Activities

Net cash used in operating activities was $1,079,671 for the year ended December 31, 2023, as compared to net cash used in operating activities of $2,956,724 for the year ended December 31, 2022. The decrease in cash used in the period was primarily the result of the improvement in the net loss, which was attributed to a reduction in operating expenses as a result of streamlined operations.

Investing Activities

Net cash used in investing activities was $85,000 for the year ended December 31, 2023, as compared to net cash used in investing activities of $2,942,279 for the year ended December 31, 2022. The decrease in cash flows from investing activities resulted primarily from the ManyCam acquisition.

Financing Activities

Net cash used in financing activities was $7,213 for the year ended December 31, 2023, as compared to net cash used in financing activities of $997,924 for the year ended December 31, 2022. During fiscal 2022, the use of cash of $997,924 was attributed to the Company’s repurchase of the Company’s stock pursuant to its Stock Repurchase Plan. The Stock Repurchase Plan expired on March 29, 2023 pursuant to its terms and has not been renewed.

Contractual Obligations and Commitments

On June 7, 2016, we entered into a lease agreement with Jericho Executive Center LLC for office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on September 1, 2016 and ran through November 30, 2021. On April 9, 2021, we entered into a lease extension agreement with Jericho Executive Center LLC for the office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on December 1, 2021 and runs through November 30, 2024. Our monthly office rent payments under the lease are currently approximately $7,081 per month.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition.

During the year ended December 31, 2023, there were no critical accounting estimates made by management that would involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material effect impact on the financial statements condition or results of operations of the Company. During the year ended December 31, 2022, the most significant accounting estimate inherent in the preparation of the financial statements included the discount rates and weighted average costs of capital used in the fair value of the ManyCam intangible assets and in assigning their respective useful lives. These fair values and estimates were based on a number of factors, including a valuation from an independent third party.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Paltalk, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paltalk, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 15, 2024

PALTALK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$13,568,049	14,739,933
Accounts receivable, net of allowances of $23,326 and $3,648 as of December 31, 2023 and 2022, respectively	92,704	122,297
Employee retention tax credit receivable, net	114,212	--
Prepaid expense and other current assets	990,634	543,199
Total current assets	14,765,599	15,405,429
Operating lease right-of-use asset	77,005	159,181
Goodwill	6,326,250	6,326,250
Intangible assets, net	2,704,477	3,526,811
Other assets	13,937	13,937
Total assets	$23,887,268	25,431,608

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$792,053	1,013,637
Accrued expenses and other current liabilities	226,120	225,193
Contingent consideration	--	85,000
Operating lease liabilities, current portion	77,005	82,176
Deferred subscription revenue	2,043,362	2,257,452
Total current liabilities	3,138,540	3,663,458
Operating lease liabilities, non-current portion	--	77,005
Deferred tax liability	614,041	716,903
Total liabilities	3,752,581	4,457,366
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 9,864,120 shares issued and 9,222,157 and 9,227,349 shares outstanding as of December 31, 2023 and 2022, respectively	9,864	9,864
Treasury stock, 641,963 and 636,771 shares repurchased as of December 31, 2023 and 2022, respectively	(1,199,337)	(1,192,124)
Additional paid-in capital	36,208,728	35,973,735
Accumulated deficit	(14,884,568)	(13,817,233)
Total stockholders’ equity	20,134,687	20,974,242
Total liabilities and stockholders’ equity	$23,887,268	25,431,608

The accompanying notes are an integral part of these consolidated financial statements.

PALTALK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022
Revenues
Subscription revenue	$10,646,700	$10,662,691
Advertising revenue	333,144	326,854
Total revenue	10,979,844	10,989,545
Costs and expenses
Costs of revenue	3,238,243	2,823,570
Sales and marketing expense	878,657	1,571,275
Product development expense	4,860,607	5,934,433
General and administrative expense	4,072,580	4,311,815
Impairment loss on digital tokens	--	7,262
Total costs and expenses	13,050,087	14,648,355
Loss from operations	(2,070,243)	(3,658,810)
Interest income, net	639,611	74,895
Other income, net	343,045	--
Loss from operations before income tax benefit	(1,087,587)	(3,583,915)
Income tax benefit	20,252	171,665
Net loss	$(1,067,335)	(3,412,250)

Net loss per share of common stock:
Basic	$(0.12)	$(0.35)
Diluted	$(0.12)	$(0.35)
Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic	9,222,206	9,638,567
Diluted	9,222,206	9,638,567

The accompanying notes are an integral part of these consolidated financial statements.

PALTALK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common	Stock	Treasury	Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	9,864,120	$9,864	(31,963)	$(194,200)	$35,639,910	$(10,404,983)	$25,050,591
Stock-based compensation expense	-	-	-	-	333,825	-	333,825
Repurchases of common stock	-	-	(604,808)	(997,924)	-	-	(997,924)
Net loss	-	-	-	-	-	(3,412,250)	(3,412,250)
Balance at December 31, 2022	9,864,120	$9,864	(636,771)	$(1,192,124)	$35,973,735	$(13,817,233)	$20,974,242
Stock-based compensation expense	-	-	-	-	234,993	-	234,993
Repurchases of common stock	-	-	(5,192)	(7,213)	-	-	(7,213)
Net loss	-	-	-	-	-	(1,067,335)	(1,067,335)
Balance at December 31, 2023	9,864,120	9,864	(641,963)	(1,199,337)	36,208,728	(14,884,568)	20,134,687

The accompanying notes are an integral part of these consolidated financial statements.

PALTALK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,067,335)	$(3,412,250)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation of property and equipment	--	69,599
Amortization of intangible assets	822,334	601,264
Amortization of operating lease right-of-use assets	82,176	80,310
Impairment loss on digital tokens	--	7,262
Income tax benefit	20,252	--
Deferred tax liability	(123,114)	(171,665)
Stock-based compensation	234,993	333,825
Bad debt expense	49,274	--
Changes in operating assets and liabilities:
Accounts receivable, net	(19,681)	31,151
Operating lease liability	(82,176)	(80,310)
Employee retention tax credit receivable, net	(114,212)	--
Prepaid expense and other current assets	(447,435)	(303,941)
Accounts payable, accrued expenses and other current liabilities	(220,657)	(453,928)
Deferred subscription revenue	(214,090)	341,959
Net cash used in operating activities	(1,079,671)	(2,956,724)
Cash flows from investing activities:
Acquisition of ManyCam assets	--	(2,700,000)
Acquisition related costs of ManyCam assets	--	(242,279)
Payment of contingent consideration	(85,000)	--
Net cash used in investing activities	(85,000)	(2,942,279)
Cash flows from financing activities:
Purchase of treasury stock	(7,213)	(997,924)
Net cash used in financing activities	(7,213)	(997,924)
Net decrease in cash and cash equivalents	(1,171,884)	(6,896,927)
Balance of cash and cash equivalents at beginning of period	14,739,933	21,636,860
Balance of cash and cash equivalents at end of period	$13,568,049	$14,739,933
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Deferred tax liability associated with the acquisition of ManyCam assets	$--	$904,253
Accrued contingent consideration	$--	85,000

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

The Company is a communications software innovator that powers multimedia social applications. The Company’s product portfolio includes Paltalk, Camfrog and Tinychat, which together host a large collection of video-based communities. The Company’s other products are ManyCam and Vumber. ManyCam is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools. Vumber is a telecommunications services provider that enables users to communicate privately by having multiple phone numbers with any area code through which calls can be forwarded to a user’s existing telephone number. The Company has an over 20-year history of technology innovation and holds 8 patents.

Impact of Macro-Economic Factors

The Company’s results of operations have been and may continue to be negatively impacted by macro-economic factors, including the timing of economic recessions and/or recovery and the overall inflationary environment. Prolonged periods of inflation have affected, and may continue to affect, the Company’s ability to target new customers as well as keep existing customers engaged and may ultimately have a correlating effect on its users’ discretionary spending. Additionally, the closures of certain banks in 2023 and their placement into receivership with the Federal Deposit Insurance Corporation created bank-specific and broader financial institution liquidity challenges and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may create additional market and economic uncertainty, which could affect the Company’s industry.

Employee Retention Tax Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company was eligible for a refundable employee retention tax credit (the “ERTC”) subject to certain criteria. During the year ended December 31, 2023, the Company applied for the ERTC and recorded a receivable in the amount of $343,045, net of related costs, which was recognized in the Company’s condensed consolidated statement of operations as other income. As of December 31, 2023, the Company received an aggregate of $294,833, which was recorded as a reduction of the receivable on our condensed consolidated balance sheet.

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

Recent Accounting Standards

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures for publicly traded companies. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for the Company in the annual period beginning January 1, 2025, though early adoption is permitted. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2023-09 on its financial position, results of operations and cash flows.

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial position, results of operations or cash flows.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2023, there were no critical accounting estimates made by management that would have a material effect on the financial statements.

During the year ended December 31, 2022, the most significant accounting estimate inherent in the preparation of the financial statements included the discount rates and weighted average costs of capital used in the fair value of the ManyCam intangible assets and in assigning their respective useful lives. These fair values and estimates were based on a number of factors, including a valuation from an independent third party.

Revenue Recognition

In accordance with Accounting Standards and Codifications (“ASC”) 606, Revenue from Contracts with Customers, revenue from contracts with customers is recognized when control of the promised services is transferred to the customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. Sales tax is excluded from reported revenue. The Company has elected the practical expedient allowable by the guidance to not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less.

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the years ended December 31, 2023 and 2022, subscriptions were offered in durations of one-, six- twelve- and twenty four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying consolidated balance sheets. Deferred revenue at December 31, 2022 was $2,257,452, which was subsequently recognized as subscription revenue during the year ended December 31, 2023. The ending balance of deferred revenue at December 31, 2023 was $2,043,362.

In addition, the Company offers virtual gifts to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and are under the users’ control. Virtual gift revenue is recognized upon the users’ redemption of virtual gifts at the fixed transaction price and included in subscription revenue in the accompanying consolidated statements of operations. Virtual gift revenue is presented as deferred revenue in the consolidated balance sheets until virtual gifts are redeemed. Virtual gift revenue was $4,522,461 and $4,550,864 for the years ended December 31, 2023 and 2022, respectively. The ending balance of deferred revenue from virtual gifts at December 31, 2023 and 2022 was $374,696 and $393,433, respectively.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company tests the recorded amount of goodwill for impairment on an annual basis on December 31 of each fiscal year or more frequently if there are indicators that the fair value of the goodwill exceeds its carrying amount. The Company has one reporting unit. The Company performed a qualitative assessment and concluded that no impairment existed as of December 31, 2023 and 2022.

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

The Company’s policy for global intangible low-taxed income is to treat, as a period cost, when incurred.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.  The IR Act was not applicable to the Company in the current year given that repurchases of stock were below the threshold required to be subject to taxation.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

The Company’s acquired amortizable intangible assets primarily consist of the ManyCam assets acquired in June 2022, which consist of internally developed software, intellectual property (trade names, trademarks and URLs) and subscriber relationships/ customer lists.

The Company’s intangible assets represent definite lived intangible assets, which are being amortized on a straight-line basis over their estimated useful lives as follows:

Patents	20 years
Trade names, trademarks, product names, URLs	5-10 years
Internally developed software	5-7 years
Non-compete agreements	3 years
Subscriber/customer relationships	3-12 years

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

3. Intangible Assets, Net

Intangible assets, net consisted of the following for the periods presented:

	December 31,
	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$50,000	$(36,250)	$13,750	$50,000	$(33,750)	$16,250
Trade names, trademarks, product names, URLs	1,022,425	(644,390)	378,035	1,022,425	(562,114)	460,311
Internally developed software	4,180,005	(2,478,408)	1,701,597	4,180,005	(2,165,550)	2,014,455
Subscriber/customer relationships	3,553,102	(2,942,007)	611,095	3,553,102	(2,517,307)	1,035,795
Total intangible assets	$8,805,532	$(6,101,055)	$2,704,477	$8,805,532	$(5,278,721)	$3,526,811

During the year ended December 31, 2023, in connection with the previously acquired ManyCam assets and pursuant to the securities purchase agreement related to such asset acquisition, the Company made an earn-out payment of $85,000 because the sales of the ManyCam software, less chargebacks and refunds, in the six-month period following the closing of the acquisition exceeded $600,000 but were less than $700,000.

Amortization expense for the years ended December 31, 2023 and 2022 was $822,334 and $601,264, respectively. The aggregate amortization expense for each of the next five years and thereafter is estimated to be $821,687 in 2024, $568,529 in 2025, $382,133 in 2026, $382,133 in 2027, $382,133 in 2028, and $167,862 thereafter.

4. Income Taxes

The Organization for Economic Co-operation and Development (OECD) Pillar Two Model Rules are intended to apply for tax years beginning in 2024. The Pillar Two Model Rules establishes a global minimum tax of 15% for multinational companies with consolidated revenue above €750 million. Many foreign jurisdictions have adopted the Pillar Two Model Rules and other foreign jurisdictions are in the process of enacting legislation to adopt it. The Company does not expect to be impacted by the Pillar Two Model Rules as it will not meet the consolidated revenue threshold in the near term.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of loss before income tax benefit are as follows:

	December 31,
	2023	2022
Domestic Operations	$(498,673)	$(2,683,143)
Foreign Operations	(588,914)	(900,772)
	$(1,087,587)	$(3,583,915)

The Company’s benefit for income taxes is comprised of the following:

	December 31,
	2023	2022
Current
Federal	$-	$-
State and local	6,579	15,685
Foreign	76,031	-
Total Current	82,610	15,685
Deferred
Federal	-	-
State and local	-	-
Foreign	(102,862)	(187,350)
Change in Valuation Allowance	-	-
Total Deferred	(102,862)	(187,350)
Total Benefit	$(20,252)	$(171,665)

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate of 213% for 2023 and 2022 as follows:

	2023	2022
Income tax benefit at federal statutory rate	21.0%	21.0%
Permanent Differences	-%	-%
State and local taxes	(1.8)%	(0.7)%
Valuation allowance	(10.5)%	(7.6)%
Deferred tax adjustment	(1.9)%	-%
Share based compensation	(6.4)%	(7.8)%
Foreign Income Tax Rate Differential	1.1%	0.5%
Other	0.5%	(0.6)%
Effective tax rate	2.0%	4.8%

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred Tax Assets:
U.S. federal and state net operating losses	$2,939,449	$3,436,822
Foreign net operating losses	-	103,375
Share-based compensation	480,773	511,603
Amortization of intangible assets	429,651	583,727
Rent	17,291	36,413
Capitalized IRC §174 costs	1,972,960	1,134,472
Tax credits	62,969	62,969
Other	285,245	257,473
Subtotal	6,188,338	6,126,854
Less Valuation Allowance:	(6,099,163)	(5,984,591)
Total Deferred Tax Assets	89,175	142,263
Deferred Tax Liabilities:
Amortization of intangible assets	(615,452)	(820,279)
Property and equipment	(12,850)	(31,262)
Other	(74,914)	(7,625)
Total Deferred Tax Liabilities	(703,216)	(859,166)
Net Deferred Tax Liability	$(614,041)	$(716,903)

In assessing the Company’s ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. A significant piece of objective negative evidence evaluated was cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Based on the weight of available evidence, the Company determined that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis and has recorded a valuation allowance against its net U.S. deferred tax assets. The Company’s valuation allowance increased by $114,572 during 2023. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As of December 31, 2023, the Company has U.S. federal net operating loss carryforwards of approximately $12.8 million, of which $10.4 million continue to be subject to a severe annual limitation under Section 382. Approximately $1.3 million of the $2.4 million not subject to limitation under Section 382 may be used to offset 100% of future taxable income but expire in 2036-2037, if not utilized. The remaining $1.1 million not subject to limitation under Section 382 may be used to offset 80% of future taxable income and can be carried forward indefinitely.

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2023, the Company has no uncertain tax positions. As such, there are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2023.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The open tax years for the federal income tax return are 2020 through 2023. The state income tax returns have varying statutes of limitations. The open tax years relating to any of the Company’s federal and state net operating losses begin in 2020.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	December 31,
	2023	2022
Compensation, benefits and payroll taxes	$91,250	$114,000
Other accrued expenses	134,870	111,193
Total accrued expenses and other current liabilities	$226,120	$225,193

6. Stockholders’ Equity

The Paltalk, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 121,930 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The Paltalk, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled, or settled in cash. As of December 31, 2023, there were 665,335 shares available for future issuance under the 2016 Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the years ended:

	December 31,
	2023	2022
Expected volatility	155 – 161%	173 – 182%
Expected life of option	5.2 – 6.2	5.2 – 6.2
Risk free interest rate	4.26%	2.53%
Expected dividend yield	0.0%	0.0%

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

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize stock option activity during the year ended December 31, 2023:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 1, 2023	622,074	$3.71
Granted	149,000	$1.89
Exercised during period	-	-
Forfeited or canceled, during the period	(26,270)	$1.77
Expired, during the period	(3,990)	$21.60
Outstanding at December 31, 2023	740,814	$3.32
Exercisable at December 31, 2023	550,164	$3.72

At December 31, 2023, there was $338,194 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.94 years.

On December 31, 2023, the aggregate intrinsic value of stock options that were outstanding and exercisable was $136,971 and $79,371, respectively. On December 31, 2022, the aggregate intrinsic value of stock options that were outstanding and exercisable was $9,360. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the year ended December 31, 2023, the Company granted stock options to members of the Board of Directors (other than Mr. Cook) to purchase an aggregate of 24,000 shares of common stock at an exercise price of $1.94 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2023 and have a term of ten years. In addition to the foregoing, the Company granted a stock option to Mr. Cook to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.86. The stock option vests in four equal annual installments beginning on the first anniversary of the date of the grant and has a term of ten years. During the year ended December 31, 2023, the Company also granted options to employees to purchase an aggregate of 25,000 shares of common stock. These options have a vesting date ranging between the grant date and up to four years, have a term of ten years and have an exercise price of $1.94.

The aggregate fair value for the options granted during the years ended December 31, 2023 and 2022 was $268,200 and $636,957, respectively.

Stock-based compensation expense for the Company’s stock options included in the consolidated statements of operations was as follows:

	Years Ended
	December 31,
	2023	2022
Cost of revenue	$11,750	$19,500
Sales and marketing expense	2,004	2,056
Product development expense	29,946	24,748
General and administrative expense	191,293	287,521
Total stock-based compensation expense	$234,993	$333,825

Treasury Shares

The Board of Directors approved a stock repurchase plan for up to $1,750,000 of the Company’s outstanding common stock (the “Stock Repurchase Plan”), effective as of March 29, 2022 and expiring on the one-year anniversary of such date. Under the Stock Repurchase Plan, shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the Stock Repurchase Plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased will be determined by a committee of the Board of Directors at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, alternative investment opportunities and other corporate considerations. The Stock Repurchase Plan expired on March 29, 2023 pursuant to its terms and has not been renewed.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, the Company had 641,963 shares of its common stock classified as treasury shares on the Company’s consolidated balance sheets.

7. Net (Loss) Income Per Share

Basic earnings and net (loss) income per share are computed by dividing the net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted loss per share. For the year ended December 31, 2023, 740,814 of shares issuable upon the exercise of outstanding stock options were not included in the computation of diluted net loss per share from operations because their inclusion would be antidilutive. For the year ended December 31, 2023, no shares issuable upon the exercise of outstanding stock options were included in the computation of diluted net income per share from operations because their inclusion would be dilutive. For the year ended December 31, 2022, 622,074 of shares issuable upon the exercise of outstanding stock options were not included in the computation of diluted net loss per share from operations because their inclusion would be antidilutive. For the year ended December 31, 2022, no shares issuable upon the exercise of outstanding stock options were included in the computation of diluted net income per share from operations because their inclusion would be dilutive.

The following table summarizes the net loss per share calculation for the periods presented:

	Years Ended
	December 31,
	2023	2022
Net loss from operations – basic and diluted	$(1,067,335)	$(3,412,250)
Weighted average shares outstanding – basic	9,222,206	9,638,567
Weighted average shares outstanding – diluted	9,222,206	9,638,567
Per share data:
Basic from operations	$(0.12)	$(0.35)
Diluted from operations	$(0.12)	$(0.35)

8. Leases

Operating Leases

On June 7, 2016, the Company entered into a lease agreement with Jericho Executive Center LLC for office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on September 1, 2016 and ran through November 30, 2021. The Company’s monthly office rent payments under the lease are currently approximately $7,081 per month. On April 9, 2021, the Company entered into a lease extension agreement with Jericho Executive Center LLC for the office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on December 1, 2021 and runs through November 30, 2024. The modification resulted in an increase its ROU assets and lease liabilities of $0.2 million, using a discount rate of 2.30%.

As of December 31, 2023, the Company had no long-term leases that were classified as financing leases. As of December 31, 2023, the Company did not have additional operating and financing leases that had not yet commenced.

PALTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2023, the Company had operating lease liabilities of approximately $77,005 and right-of-use assets of approximately $77,005, which are included in the consolidated balance sheets.

Total rent expense for the year ended December 31, 2023 was $82,447, of which $6,000 was sublease income. Total rent expense for the year ended December 31, 2022 was $83,084, of which $6,000 was sublease income. Rent expense is recorded under general and administrative expense in the consolidated statements of operations.

The following table summarizes the Company’s operating leases for the periods presented:

	Years Ended
	December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:	$82,176	$80,310
Weighted average assumptions:
Remaining lease term	0.9	1.9
Discount rate	2.3%	2.3%

As of December 31, 2023, future minimum payments under non-cancelable operating leases were as follows:

For the years ending December 31,	Amount
2024	$77,894
Total	77,894
Less: present value adjustment	(889)
Present value of minimum lease payments	$77,005

9. Commitments and Contingencies

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

A Markman hearing took place on February 24, 2022. On September 7, 2022, the United States Patent Office issued a reexamination of U.S. Patent No. 6,683,858, and on January 19, 2023, the Examiner issued an Ex Parte Reexamination Certificate, ending the reexamination and confirming the patentability of claims 1-10 of U.S. Patent No. 6,683,858. On June 29, 2023, the Court held a pretrial conference and denied Cisco’s motion for summary judgment. The trial is expected to be held in April of 2024.

Legal Proceedings

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of December 31, 2023.

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

Based on the evaluation as of December 31, 2023, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, and based on that evaluation, management concluded that our internal control over financial reporting was effective. Therefore, our management, including our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosures.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 14, 2023, Jason Katz, our Chief Executive Officer and a member of the Board of Directors, adopted a Rule 10b5-1 trading arrangement (the “10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The 10b5-1 Plan provides for the sale of up to 80,000 shares of our common stock at specified market prices, commencing on the later of (i) March 14, 2024 and (ii) the second trading day following disclosure of our financial results on Form 10-K for the fiscal year and quarter ended December 31, 2023, and ending March 15, 2025. The 10b5-1 Plan was subsequently terminated on February 7, 2024, and no sales were made pursuant to the 10b5-1 Plan.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth the name, age and position of the directors serving on our Board of Directors as of March 11, 2024:

Name	Age	Positions
Yoram “Rami” Abada	64	Director
Geoffrey Cook	45	Director
Kara Jenny	54	Chief Financial Officer and Director
Jason Katz	61	Chief Executive Officer, President, Chief Operating Officer and Chairman of the Board of Directors
Lance Laifer	59	Director
John Silberstein	63	Director

The following sets forth biographical information and the qualifications and skills for each director:

Yoram “Rami” Abada was appointed as a member of our Board of Directors in October 2016. Mr. Abada previously served as the President of Factory Direct Enterprises, one of the largest licensees of Ashley Furniture Home stores from March 2015 until March 2016. Prior to then, Mr. Abada served in a variety of roles at Jennifer Convertibles Inc., a specialist sofa bed chain headquartered in New York, where he began his career in 1982 and worked until September 2014. Most recently, Mr. Abada served as Jennifer Convertibles, Inc.’s President, Chief Financial Officer and Chief Operating Officer, as well as a member of its board of directors, from September 1999 until 2014. From 1997 until 2003, Mr. Abada served as a member of the board of directors of CCA Industries, Inc., a public company engaged in the manufacture and distribution of health and beauty aid products, and Mr. Abada currently serves as a member of the board of directors of 168 5th Avenue Realty Corp., a privately held real estate corporation. Mr. Abada holds a B.B.A. from the Bernard Baruch College of the City University of New York.

Mr. Abada’s background and experience as a lead executive officer and board member of public and private companies provides him with extensive knowledge of, and insights into, financial reporting and oversight, corporate strategy and board functions.

Geoffrey Cook was appointed as a member of our Board of Directors in October 2023. Mr. Cook currently serves as the Chief Executive Officer of Noom, Inc. and is a member of its board of directors. Mr. Cook also serves as the Chairman of the Board of Mindful Media Group, Inc. In 2005, Mr. Cook co-founded The Meet Group, Inc. (“Meet Group”), a formerly-listed Nasdaq company and pioneer in the social networking and live-streaming video industries as well as the creator economy. Mr. Cook served as Meet Group’s Chief Executive Officer from 2013 until Meet Group’s sale to ParshipMeet Group in 2020. From 2020 to 2023, Mr. Cook served as co-Chief Executive Officer of ParshipMeet Group, which includes a portfolio of dating apps such as eharmony, MeetMe, Tagged, Lovoo, Skout, and Growlr. Previously, Mr. Cook served as both founder and Chief Executive Officer of several companies, including myYearbook.com, which following a series of acquisitions, was rebranded into MeetMe and remains a leading social network for meeting new people in the United States. Mr. Cook was named the Ernst & Young Entrepreneur of the Year Award Winner for the Philadelphia Region in 2011 and holds a B.A. in Economics from Harvard University.

Mr. Cook’s background and experience provide him with unique insights regarding investments in the consumer internet space, corporate strategy and brand growth, as well as background analyzing the risks and strategies of companies in the social media industry.

Kara Jenny was appointed as our Chief Financial Officer in December 2019 and as a member of our Board of Directors in November 2020. Ms. Jenny has over 20 years of senior financial expertise. During her career, Ms. Jenny has created overall corporate strategy and managed financial and accounting operations, including SEC and Sarbanes-Oxley compliance efforts. She has also overseen customer service, operations and legal functions as well as led strategic and annual planning processes and has been a key contributor in facilitating several rounds of equity financing, including preferred stock offerings, private investments in public equity, rights offerings and common stock offerings. From 2014 to 2019, Ms. Jenny was Chief Financial Officer of Walker Innovation, a publicly traded intellectual property company. Previously, she was the Chief Financial Officer of Bluefly, Inc., an online retailer of designer apparel and accessories at a value. Ms. Jenny began her career at Arthur Andersen LLP and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. She was selected to join the SEC’s Advisory Committee Member on Small and Emerging Companies and served on the Committee from 2011 until 2013.

Ms. Jenny’s background as the Chief Financial Officer of Bluefly, Inc. and Walker Innovation, as well as her decades of experience overseeing financial and accounting operations provide her with valuable insight into financial strategy and management of compliance processes.

Jason Katz has served as our Chairman of the Board of Directors, President and Chief Operating Officer since October 2016 and as our Chief Executive Office since December 2019. Mr. Katz is the founder of A.V.M. Software, Inc. (d/b/a Paltalk) (“AVM”) and served as its Chief Executive Officer and as a member of its Board of Directors from 1998 through the completion of PeerStream’s merger with AVM, pursuant to which SAVM Acquisition Corporation, PeerStream’s wholly owned subsidiary, merged with and into AVM, with AVM surviving as a wholly owned subsidiary of PeerStream (the “AVM Merger”), in October 2016. In his capacity as an executive officer and director of AVM, Mr. Katz oversaw the strategic direction of AVM and its subsidiaries, and also managed its system infrastructure. Mr. Katz is an authority on instant messaging as well as web-based voice and video. Mr. Katz has appeared at numerous industry forums as well as on Bloomberg Radio and CNN Radio. Prior to AVM, Mr. Katz co-founded MJ Capital, a money management firm. Earlier in his career, Mr. Katz was a corporate lawyer at the New York office of Fulbright & Jaworski. Mr. Katz earned a J.D. from the New York University School of Law (1988) and a B.A. in Economics from the University of Pennsylvania (1985).

Mr. Katz’s background and expertise as the Chief Executive Officer of AVM and decades of industry experience provides our Board of Directors with valuable industry insight and management expertise.

Lance Laifer was appointed as a member of our Board of Directors in October 2016. Mr. Laifer served as a member of AVM’s Board of Directors from 1999 through the completion of the AVM Merger in October 2016. Mr. Laifer has also served as the Chief Executive Officer of Blue Frog Open Track Media Management since 2018 and each of Old Forge Media Management and Old Forge Asset Management (together, “Old Forge”), a network of social media advertising and marketing companies, since 2013 and 2011, respectively, as well as the Chief Executive Officer of Laifer Capital Management, Inc., an investment firm, since 1992. Prior to his service at Old Forge, Mr. Laifer was the Chief Executive Officer of Wapiti Capital Management, LLC. Mr. Laifer also served on the board of directors of ValueVision from 1992 to 1995.

Mr. Laifer’s decades of experience provide him with unique investment and capital market insights, as well as background analyzing the risks and strategies of companies in the social media industry.

John Silberstein was appointed as a member of our Board of Directors in October 2016. Mr. Silberstein was a member of AVM’s Board of Directors from 1999 through the completion of the AVM Merger in October 2016 and was General Counsel of AVM from 2000 to 2003. He began his career in October 1986 as a real estate attorney at Skadden, Arps, Slate, Meagher & Flom, and in April 1989 began working for The Mendik Company, which with its partners, owned and managed a portfolio of twelve million square feet of Class A commercial office buildings in New York City and its suburbs. After leaving The Mendik Company, from February 1999 to April 2005, Mr. Silberstein served as co-managing member of Five Spruce GP LLC, the managing member of a real estate company that acquired and subsequently sold eight residential apartment buildings in New York City. Most recently, Mr. Silberstein taught high school English at The Rivers School in Weston, Massachusetts from September 2010 to June 2016. Mr. Silberstein earned a B.A. from Brown University and a J.D. from New York University School of Law.

Mr. Silberstein’s experience representing AVM and other companies in complex and sophisticated matters, as well as his expertise in real estate acquisition and management, provides him with unique insights into business strategy and leadership.

There are no agreements or understandings between our directors or any other person pursuant to which they were selected as a director.

Executive Officers

Below is information regarding each of our current executive officers. Executive officers are appointed by the Board of Directors to serve at the discretion of the Board of Directors until their successor is duly elected and qualified or until their earlier death, resignation, or removal.

Name	Age	Title
Jason Katz	61	Chief Executive Officer, President, Chief Operating Officer and Chairman of the Board of Directors
Kara Jenny	54	Chief Financial Officer and Director
Adam Zalko	40	Senior Vice President

Jason Katz serves as our Chief Executive Officer, President, Chief Operating Officer and Chairman of the Board of Directors. His business experience is discussed above in “Board of Directors.”

Kara Jenny serves as our Chief Financial Officer and as a member of the Board of Directors. Her business experience is discussed above in “Board of Directors.”

Adam Zalko was appointed as our Senior Vice President in February of 2023. In his capacity as Senior Vice President, Mr. Zalko drives the software vision and architecture to keep the Company modern and promotes new feature innovation. Mr. Zalko also helps oversee other Company functions, such as product development, marketing, IT, operations and customer service. Mr. Zalko previously served as the Vice President of Engineering from 2018 to February 2023, preceded by Manager of Development Operations of Snap Interactive, Inc. from 2016 to 2018. Prior to that, Mr. Zalko was a Developer at AVM Software from 2007 to 2016, initially as a Developer and then as a Senior Developer. Mr. Zalko received a B.S. in Software Engineering from the Florida Institute of Technology.

There are no agreements or understandings between our executive officers or any other person pursuant to which they were selected as an executive officer.

Family Relationships

There are no family relationships between our directors and any of our executive officers.

Company Policies

Code of Conduct

We have a Code of Conduct, which is applicable to all our officers, directors and employees. The Code of Conduct addresses, among other things, record retention, conflicts of interest, business opportunities, gifts or favors, proprietary information and disciplinary measures.

A copy of our Code of Conduct is available on our website at www.investors.paltalk.com/corporate-governance. We intend to disclose any amendments to our Code of Conduct or any waivers from a provision of our Code of Conduct on our website at the foregoing internet address.

Insider Trading Policy; Prohibition on Hedges and Pledges

We have an insider trading policy that prohibits our directors, executive officers, employees, independent contractors and consultants from the purchasing or selling our securities while being aware of material, non-public information about the Company as well as disclosing such information to others who may trade in securities of the Company. Our insider trading policy also prohibits our directors, executive officers, employees, independent contractors and consultants from engaging in hedging activities or other short-term or speculative transactions in the Company’s securities such as short sales, options trading, holding the Company’s securities in a margin account or pledging the Company’s securities as collateral for a loan, without the advance approval of our Chief Executive Officer and Chief Financial Officer. Our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Compensation Recovery Policy

We have a compensation recovery policy, which provides, among other things, that in the event the Company is required to prepare an accounting restatement due to material noncompliance with any financial reporting requirements under federal securities laws, the Company shall recover from current and former executive officers a portion or all, as applicable, of any incentive-based compensation that is erroneously awarded to such individuals. Our compensation recovery policy is filed as Exhibit 97.1 to this Annual Report on Form 10-K.

Director Nominations by Security Holders

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since those procedures were described in our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 2023.

Meetings of the Board of Directors and Committees

The Board of Directors held 7 meetings and acted 7 times by unanimous written consent during the 2023 fiscal year. During 2023, each director attended 75% or more of the aggregate number of meetings held by the Board of Directors and the committees of the Board of Directors on which such director served, if any, during the period for which such person served as a director. We have not adopted a formal policy regarding director attendance at our annual stockholder meetings; however, we encourage members of the Board of Directors to attend such meetings. Messrs. Abada, Katz, Laifer and Silberstein and Ms. Jenny, representing all of our directors at the time of our 2023 annual meeting of stockholders, attended the 2023 annual meeting.

Audit Committee

The audit committee consists of Messrs. Abada, Laifer and Silberstein. Mr. Abada currently serves as the chairman of the audit committee. Our Board of Directors has determined that each of Mr. Abada, Mr. Laifer and Mr. Silberstein is independent under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. Our Board of Directors has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board of Directors has examined each audit committee member’s scope of experience and the nature of each member’s current and prior employment.

The functions of the audit committee include:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing our policies on risk assessment and risk management;

●	reviewing and approving related party transactions and keeping the independent auditors informed of the audit committee’s understanding of our relationships and transactions with related parties;

●	obtaining and reviewing a report by the independent registered public accounting firm, as necessary, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law;

●	approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm; and

●	monitoring compliance with our Code of Conduct and investigating all reported complaints and allegations concerning violations of such code.

Pursuant to the audit committee charter, the audit committee has the authority to delegate all or a portion of its duties and responsibilities to a subcommittee of the audit committee. Our Board of Directors has designated Mr. Abada as an “audit committee financial expert” as defined under the applicable SEC rules and determined that he has accounting or related financial management expertise as required under the applicable Nasdaq rules. A copy of the audit committee charter is available on our website at www.investors.paltalk.com/corporate-governance. The audit committee held 4 meetings during the 2023 fiscal year.

Compensation Committee

The compensation committee consists of Messrs. Abada and Silberstein. Mr. Silberstein currently serves as the chairman of the compensation committee. Our Board of Directors has determined that each of Mr. Abada and Mr. Silberstein is independent under Nasdaq listing standards and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The compensation committee, with input from our Chief Executive Officer, reviews and approves, or recommends that our Board of Directors approve, the compensation of our directors and executive officers.

The functions of the compensation committee include:

●	reviewing and approving, or recommending that our Board of Directors approve, the compensation of our executive officers;

●	reviewing and recommending that our Board of Directors approve the compensation of our directors;

●	reviewing and approving, or recommending that our Board of Directors approve, the terms of compensatory arrangements with our executive officers;

●	administering our stock and equity incentive plans;

●	reviewing and approving, or recommending that our Board of Directors approve, incentive compensation and equity plans;

●	reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy; and

●	engaging with stockholders and proxy advisory firms on executive compensation matters.

Pursuant to the compensation committee charter, the compensation committee has the authority to delegate all or a portion of its duties and responsibilities to a subcommittee of the compensation committee. A copy of the compensation committee charter is available on our website at www.investors.paltalk.com/corporate-governance. The compensation committee held no meetings and acted by unanimous written consent once during the 2023 fiscal year.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of Messrs. Abada, Silberstein, Laifer and Cook. Mr. Silberstein currently serves as the chairman of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for, among other things, (i) determining the qualifications, qualities and skills required to be a director of the Company and evaluating, selecting and approving nominees to serve as directors, (ii) periodically reviewing, assessing and making recommendations for changes to the Board of Directors and its committees and (iii) overseeing the process for evaluation of the Board of Directors.

Pursuant to the nominating and corporate governance committee charter, the nominating and corporate governance committee has the authority to delegate all or a portion of its duties and responsibilities to a subcommittee of the nominating and corporate governance committee. In addition, the nominating and corporate governance committee has unrestricted access to assistance from our officers, employees and independent auditors and the authority to employ experts, consultants and professionals to assist with performance of their duties. A copy of the nominating and corporate governance committee charter is available on our website at www.investors.paltalk.com/corporate-governance. The nominating and corporate governance committee held 1 meeting during the 2023 fiscal year.

The nominating and corporate governance committee also considers director nominees put forward by stockholders. Our Bylaws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to the Board of Directors at an annual meeting. To recommend a nominee for election to the Board of Directors, a stockholder must submit his or her recommendation to the Corporate Secretary, Kara Jenny, at Paltalk, Inc., 30 Jericho Executive Plaza, Suite 400E, Jericho, New York 11753. Such nomination must satisfy the notice, information and consent requirements set forth in our Bylaws and must be received by us prior to the date set forth under “Submission of Future Stockholder Proposals” included in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 2023. A stockholder’s recommendation must be accompanied by the information with respect to stockholder nominees that is specified in our Bylaws, including among other things, the name, age, address and occupation of the recommended person, the proposing stockholder’s name and address, the ownership interests of the proposing stockholder and any beneficial owner on whose behalf the nomination is being made and any material monetary or other relationships between the recommended person and the proposing stockholder and/or the beneficial owners, if any, on whose behalf the nomination is being made. Stockholder recommendations provided to the Corporate Secretary and received in accordance with the advance notice provisions in our Bylaws will be considered and evaluated by the nominating and corporate governance committee in the same manner as candidates recommended from other sources.

The nominating and corporate governance committee does not have any specific minimum qualifications that director nominees must have in order to be considered to serve on the Board of Directors. However, the nominating and corporate governance committee does take into consideration areas of expertise that director nominees may be able to offer, including professional experience, knowledge, abilities and industry knowledge or expertise. The nominating and corporate governance committee also considers the director nominees’ potential contribution to the overall composition and diversity of the Board of Directors.

Strategic Transactions Committee

In October 2023, the Board of Directors established the strategic transactions committee. The committee consists of Messrs. Cook and Laifer. Mr. Cook currently serves as the chairman of the strategic transactions committee. The strategic transactions committee is responsible for, among other things, identifying, evaluating and negotiating (subject to approval from the Board of Directors) strategic opportunities, including, but not limited to, investments, dispositions, potential mergers or accretive growth acquisitions of other assets or entities that are synergistic to the Company’s businesses.

The functions of the strategic transactions committee include:

●	reviewing the Company’s goals and strategy regarding strategic transactions with the Company’s management and making recommendations with respect to the Company’s near-term and long-term business objectives;

●	overseeing the process through which the Company identifies strategic transactions;

●	reviewing and evaluating proposed strategic transactions;

●	assisting the Company’s management with the negotiation and structuring of any proposed strategic transaction;

●	providing the Board of Directors with information and materials as appropriate to assist the Board in its evaluation, understanding or oversight of any proposed strategic transaction;

●	making recommendations to the Board of Directors concerning the authorization and approval of any proposed strategic transactions; and

●	after the completion of any strategic transaction, evaluating the execution, financial performance and integration of such strategic transaction, as applicable, in connection with the Company’s business objectives.

The strategic transactions committee has the authority to make decisions relating to identifying and evaluating any proposed strategic transaction and recommending that the Board of Directors approve any proposed strategic transaction. The Board of Directors reserves the power and authority to authorize and approve the consummation of any potential transaction recommended by the strategic transactions committee. The strategic transactions committee did not meet during the 2023 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The following discussion provides compensation information pursuant to the scaled disclosure rules applicable to “smaller reporting companies” under SEC rules and may contain statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution stockholders not to apply these statements to other contexts.

Overview

The compensation program for our executive officers, as presented in the Summary Compensation Table below, is administered by our Board of Directors. The intent of our compensation program is to align our executives’ interests with those of our stockholders, while providing reasonable and competitive compensation.

The purpose of this Executive Compensation discussion is to provide information about the material elements of compensation that we pay or award to, or that is earned by: (i) the individuals who served as our principal executive officer during fiscal 2023; (ii) our two most highly compensated executive officers, other than the individuals who served as our principal executive officer, who were serving as executive officers, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2023, with compensation during fiscal year 2023 of $100,000 or more; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that such individuals were not serving as executive officers on December 31, 2023. We refer to these individuals as our “named executive officers.” For 2023, our named executive officers and the positions in which they served were:

●	Jason Katz, our Chief Executive Officer;

●	Kara Jenny, our Chief Financial Officer; and

●	Adam Zalko, our Senior Vice President.

For 2023, the compensation of our named executive officers consisted of a salary and an annual cash bonus, which are discussed in further detail below.

Compensation of Named Executive Officers

The following discussion summarizes in more detail the executive compensation paid to or earned by our named executive officers in 2023.

Base Salary

The following table sets forth the annual base salary of each of our named executive officers for 2023:

Name	Annual Base Salary
Jason Katz	$225,000
Chief Executive Officer

Kara Jenny(1)	$285,000
Chief Financial Officer

Adam Zalko	$225,000
Senior Vice President

(1)	On January 28, 2022, the Board of Directors determined to increase Ms. Jenny’s annual base salary from $265,000 for fiscal year 2022 to $285,000 for fiscal year 2023.

Annual Bonuses

The following table sets forth the cash bonus, if any, each of our named executive officers received for their performance during 2023. The bonuses for Mr. Zalko and Ms. Jenny were each paid on February 29, 2024.

Name	2023 Annual Cash Bonus
Jason Katz	$—
Chief Executive Officer

Kara Jenny	$15,000
Chief Financial Officer

Adam Zalko	$17,500
Senior Vice President

Pursuant to each of their employment agreements, for 2023, Mr. Katz and Ms. Jenny were entitled to receive an annual cash bonus in an amount to be determined by the Board of Directors based on the achievement of performance metrics to be established jointly by the Board of Directors and each of Mr. Katz and Ms. Jenny.

In February 2023, the compensation committee recommended, and the Board of Directors approved, the 2023 Executive Bonus Plan (the “2023 Bonus Plan”). Pursuant to the 2023 Bonus Plan, Mr. Katz and Ms. Jenny were each eligible to receive the following: (i) a lump-sum cash payment equal to the product of (x) 2.5% multiplied by (y) the Company’s Adjusted EBITDA (calculated based on the Adjusted EBITDA reported on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023); provided however, that each executive officer’s cash payment shall not exceed $75,000; (ii) a lump-sum cash payment equal to $25,000 if (x) the Company’s Adjusted EBITDA exceeded $100,000 and (y) the Company’s Revenue (as defined in the 2023 Bonus Plan) increased by at least 10% from the Company’s 2022 “Total revenue” as reported on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022; and (iii) a lump-sum cash payment equal to (a) $25,000 if the Board of Directors approved the consummation by the Company of a Strategic Transaction (as defined in the 2023 Bonus Plan) during the 2023 fiscal year and (b) $15,000 upon approval by the Board of Directors of a second Strategic Transaction thereafter entered into by the Company during the 2023 fiscal year, but no payments would be awarded for approval of a third Strategic Transaction, if any. We believe the 2023 Bonus Plan advanced our interests and the interests of our stockholders by providing our executive officers with incentive compensation that was tied to the achievement of pre-established, objective performance goals.

For fiscal year 2023, our Adjusted EBITDA for purposes of the 2023 Bonus Plan was a loss of $1.0 million and our Revenue for the purposes of the 2023 Bonus Plan was $10.6 million. Accordingly, the threshold requirements necessary for Mr. Katz and Ms. Jenny to achieve a bonus payout under clauses (i) and (ii) of the 2023 Bonus Plan discussed above were not met. During fiscal year 2023, the Board of Directors did not approve the consummation of a Strategic Transaction and therefore no bonuses were paid under clause (iii) of the 2023 Bonus Plan.

During 2023, Mr. Zalko was not eligible to receive a bonus under the 2023 Bonus Plan but was eligible for a bonus from the employee bonus pool recommended by the compensation committee and approved by the Board of Directors (the “Employee Bonus Pool”). The Employee Bonus Pool is administered by our Chief Executive Officer and Chief Financial Officer, who have the authority to determine the persons entitled to receive bonuses and the amount of bonuses awarded. Our Chief Executive Officer and Chief Financial Officer considered a number of factors in determining Mr. Zalko’s annual bonus for 2023. These factors included, but were not limited to, the individual performance of Mr. Zalko, the completion of strategic goals during 2023 and the operational and financial performance of the Company. As a result, for fiscal year 2023, our Chief Executive Officer and Chief Financial Officer approved a cash bonus of $17,500 to Mr. Zalko from the Employee Bonus Pool.

In February of 2024, the compensation committee recommended, and the Board of Directors approved, the payment of a discretionary cash bonus of $15,000 to Ms. Jenny for her performance during the 2023 fiscal year.

Equity Awards

We periodically grant equity awards consisting of stock options to our named executive officers as a means for fostering retention and rewarding long-term value creation by our named executive officers.

On March 28, 2022, the Board of Directors awarded Mr. Katz and Ms. Jenny stock options representing the right to purchase 75,000 and 60,000 shares of common stock, respectively, at an exercise price of $2.66. One-third of the shares underlying the stock options vested on the date of grant, with the remaining two-thirds vesting in twenty-four equal installments on each of the first twenty-four monthly anniversaries of the date of grant.

On March 29, 2022, the Board of Directors also awarded Mr. Zalko a stock option representing the right to purchase 15,000 shares of common stock at an exercise price of $2.66. On the grant date, 5,000 shares underlying the stock option vested and became exercisable. The remaining unvested shares vest and become exercisable in four equal annual installments beginning on the first anniversary of the date of grant.

On March 28, 2023, the Board of Directors awarded Mr. Zalko a stock option representing the right to purchase 10,000 shares of common stock at an exercise price of $1.94. The shares underlying the option will vest and become exercisable in four equal annual installments beginning on the first anniversary of the date of grant.

Except as described above, our named executive officers were not granted any equity awards in fiscal year 2023.

Employment Agreements

Each of Mr. Katz and Ms. Jenny is a party to an employment agreement with the Company. Mr. Zalko is currently not a party to an employment agreement with the Company. The purpose of our employment agreements is to incentivize these executives to continue providing services to the Company.

Katz Employment Agreement.    Effective October 7, 2016, we entered into an employment agreement with Mr. Katz (the “Katz Prior Agreement”), which provided for a one-year term with automatic successive one-year renewals unless earlier terminated in accordance with its terms. Under the Katz Prior Agreement, Mr. Katz was entitled to receive a minimum base salary of $180,000 per year and an annual incentive bonuses to be determined by the Board of Directors, based on criteria to be established jointly by the Board of Directors and Mr. Katz. The payment of Mr. Katz’s annual incentive bonus was contingent on him being employed by the Company on the date that such bonus is paid.

Pursuant to the Katz Prior Agreement, if Mr. Katz’s employment was terminated (i) by the failure of the Company to renew Mr. Katz’s employment agreement for a renewal term, (ii) by the Company without “cause” (as defined in the Katz Prior Agreement) or (iii) by Mr. Katz for “good reason” (as defined in Katz Prior Agreement), then subject to certain limitations and Mr. Katz’s compliance with certain conditions, the Company was required to pay Mr. Katz severance equal to three months’ base salary, payable in three equal monthly installments. In addition, the Company was required to continue to pay the Company’s portion of Mr. Katz’s monthly health insurance premiums, if Mr. Katz was eligible and elects to continue health insurance under COBRA, for the earlier of (i) three months following Mr. Katz’s termination of employment or (ii) the date Mr. Katz’s coverage under such group health plan terminated for any reason. Mr. Katz was entitled to the same severance benefits in the event that his employment was terminated prior to, in connection with or following a Change in Control (as defined in the Katz Prior Agreement). In addition, Mr. Katz’s employment agreement contained customary provisions relating to confidentiality, non-solicitation and non-competition.

On March 23, 2022, the Company entered into an Amended and Restated Employment Agreement with Mr. Katz (the “Amended and Restated Katz Employment Agreement”), which amended and restated the Katz Prior Agreement. Pursuant to the Amended and Restated Katz Employment Agreement, Mr. Katz is entitled to receive a Base Salary (as defined in the Amended and Restated Katz Employment Agreement) of two hundred twenty-five thousand dollars ($225,000), effective retroactively as of February 1, 2021. Except as provided herein, all other terms and conditions of the Katz Prior Agreement remain in full force and effect.

For information regarding Mr. Katz’s base salary and annual incentive bonus, if any, for 2023, see “Compensation of Named Executive Officers — Base Salary” and “Compensation of Named Executive Officers — Annual Bonuses.”

Jenny Employment Agreement.    Effective December 9, 2019, we entered into an executive employment agreement with Ms. Jenny, which provided for a one-year term with automatic successive one-year renewals unless earlier terminated in accordance with its terms (the “Jenny Prior Agreement”). Under the Jenny Prior Agreement, Ms. Jenny was entitled to receive a minimum base salary of $200,000 per year and an annual incentive bonus, which, for calendar years after 2020, was determined by the Board of Directors, based on criteria to be established jointly by the Board of Directors and Ms. Jenny. The payment of Ms. Jenny’s annual incentive bonus was contingent on her being employed by the Company on the date that such bonus was paid.

Pursuant to the Jenny Prior Agreement, if Ms. Jenny’s employment was terminated (i) by the failure of the Company to renew Ms. Jenny’s employment agreement for a renewal term, (ii) by the Company without “cause” (as defined in the Jenny Prior Agreement) or (iii) by Ms. Jenny for “good reason” (as defined in the Jenny Prior Agreement), then subject to certain limitations and Ms. Jenny’s compliance with certain conditions, the Company was required to pay Ms. Jenny severance equal to three months’ base salary, payable in three equal monthly installments. In addition, the Company was required to continue to pay the Company’s portion of Ms. Jenny’s monthly health insurance premiums, if Ms. Jenny was eligible and elected to continue health insurance under COBRA, for the earlier of (i) three months following Ms. Jenny’s termination of employment or (ii) the date Ms. Jenny’s coverage under such group health plan terminated for any reason. Ms. Jenny was entitled to the same severance benefits in the event that her employment was terminated prior to, in connection with or following a Change in Control (as defined in the Jenny Prior Agreement). In addition, Ms. Jenny’s employment agreement contained customary provisions relating to confidentiality, non-solicitation and non-competition.

On March 23, 2022, the Company entered into an Amended and Restated Employment Agreement with Ms. Jenny (the “Amended and Restated Jenny Employment Agreement”), which amended and restated the Jenny Prior Agreement. Pursuant to the Amended and Restated Jenny Employment Agreement, for fiscal year 2023, Ms. Jenny was entitled to receive an annualized base salary of two hundred eighty-five thousand dollars ($285,000). In addition, the Amended and Restated Jenny Employment Agreement provides that in the event of a Change in Control, if Ms. Jenny is terminated by the Company other than for Cause, or if Ms. Jenny terminates her employment with the Company for Good Reason, then the Company shall to pay Ms. Jenny severance equal to twelve (12) months of Ms. Jenny’s then-current annualized Base Salary (as such terms are defined in the Amended and Restated Jenny Employment Agreement). Except as provided herein, all other terms and conditions of the Jenny Prior Agreement remain in full force and effect.

For information regarding Ms. Jenny’s base salary and annual incentive bonus for 2023, see “Compensation of Named Executive Officers — Base Salary” and “Compensation of Named Executive Officers — Annual Bonuses.”

Summary Compensation Table

The following table sets forth information regarding the total compensation received by, or earned by, our named executive officers during the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)		All Other Compensation ($)(5)	Total ($)
Jason Katz	2023	225,000	—	—	—	—		7,167	232,167
Chief Executive Officer	2022	225,000	—	—	191,524	25,000	(4)	6,200	447,723

Kara Jenny	2023	285,000	15,000	—	—	—		25,026	325,026
Chief Financial Officer	2022	259,583	—	—	153,219	25,000		18,568	456,369

Adam Zalko	2023	225,000	17,500	—	19,400	—		26,634	269,134
Senior Vice President	2022	223,750	17,500	—	39,900	—		24,850	306,000

(1)	Represents the amount of base salary actually earned by the named executive officer. For additional information concerning our named executive officer base salaries, see “— Compensation of Named Executive Officers — Base Salary.”

(2)	Represents the amount recognized for financial statement reporting purposes in accordance with ASC 718, with the exception that the amounts shown assume no forfeitures. A discussion of the assumptions used in the calculation of these amounts is included in Note 6, “Stockholders’ Equity” in the annual consolidated financial statements included in this Annual Report on Form 10-K.

(3)	Represents payments made pursuant to the 2022 Bonus Plan (as defined and described in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 2023) and the 2023 Bonus Plan.

(4)	Mr. Katz elected to voluntarily forgo his bonus of $25,000 that he was entitled to under the 2022 Bonus Plan.

(5)	Includes amounts paid during 2023 and 2022, as applicable, for group life insurance premiums and 401(k) plan contributions.

Narrative Disclosure Regarding Summary Compensation Table

Katz Compensation.

For fiscal year 2023, Mr. Katz received annual base compensation of $225,000. Mr. Katz did not receive stock awards or option awards during 2023.

For fiscal year 2022, Mr. Katz received annual base compensation of $225,000 and a cash bonus of $25,000, which cash bonus Mr. Katz elected to voluntarily forgo. For a discussion of the equity awards received by Mr. Katz in 2022, see “— Compensation of Named Executive Officers — Equity Awards”.

Jenny Compensation.

For fiscal year 2023, Ms. Jenny received annual base compensation of $285,000 and a cash bonus of $15,000. Ms. Jenny did not receive stock awards or option awards during 2023.

For fiscal year 2022, Ms. Jenny received annual base compensation of $265,000 and a cash bonus of $25,000. For a discussion of the equity awards received by Ms. Jenny in 2022, see “— Compensation of Named Executive Officers — Equity Awards”.

Zalko Compensation.

For fiscal years 2022 and 2023, Mr. Zalko received annual base compensation of $225,000 and a cash bonus of $17,500. For a discussion of the equity awards received by Mr. Zalko in 2022 and 2023, see “— Compensation of Named Executive Officers — Equity Awards”.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the total outstanding equity awards as of December 31, 2023 for each named executive officer.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jason Katz	03/28/2022(1)	68,750	6,250	—	2.66	03/27/2032
Kara Jenny	12/09/2019(2)	75,000	—	—	1.78	12/08/2029
	03/28/2022(3)	55,000	5,000	—	2.66	03/27/2032
Adam Zalko	02/01/2017(4)	2,000	—	—	4.15	01/31/2027
	03/29/2022(5)	7,500	7,500	—	2.66	03/28/2032
	03/28/2023(6)	—	10,000	—	1.94	03/27/2033

(1)	One-third of the shares underlying this stock option vested and became exercisable on the date of grant. The remaining unvested shares vest in twenty-four equal monthly installments on each of the first twenty-four monthly anniversaries of the grant date.

(2)	The shares of common stock underlying the stock option vested and became exercisable twenty-five percent (25%) on each of December 9, 2020, 2021, 2022 and 2023, respectively.

(3)	One-third of the shares underlying this stock option vested and became exercisable on the date of grant. The remaining unvested shares vest in twenty-four equal monthly installments on each of the first twenty-four monthly anniversaries of the date of grant.

(4)	The shares of common stock underlying the stock option vested and became exercisable twenty-five percent (25%) on each of February 1, 2018, 2019, 2020 and 2021, respectively.

(5)	One-third of the shares underlying this stock option vested and became exercisable on the date of grant. The remaining unvested shares vest and become exercisable twenty-five percent (25%) on each of March 28, 2023, 2024, 2025 and 2026, respectively.

(6)	The shares of common stock underlying the stock option will vest and become exercisable twenty-five percent (25%) on each of March 29, 2024, 2025, 2026 and 2027, respectively.

Director Compensation

The following table provides compensation information for the year ended December 31, 2023 for each member of our Board of Directors during the fiscal year ended December 31, 2023, except for (i) Mr. Katz, our current Chief Executive Officer and Chairman of the Board, and (ii) Ms. Jenny, our current Chief Financial Officer, both of whom did not receive any compensation for their service as a director in 2023 and whose compensation is reported in “Executive Compensation — Summary Compensation Table” above.

Director Compensation Table
Fiscal Year 2023

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	Option Awards ($)(2)(3)		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yoram “Rami” Abada	39,000		—	15,520	(4)	—	—	—	54,520
Lance Laifer	33,000		—	15,520	(4)	—	—	—	48,520
John Silberstein	41,000		—	15,520	(4)	—	—	—	56,520
Geoffrey Cook	—	(6)	—	186,000	(5)	—	—	—	186,000

(1)	As of December 31, 2023, none of our directors held any outstanding stock awards.

(2)	Represents the aggregate grant date value computed in accordance with Accounting Standards Codification 718, Compensation — Stock Compensation (“ASC 718”), with the exception that the amounts shown assume no forfeitures. A discussion of the assumptions used in the calculation of these amounts is included in Note 6, “Stockholders’ Equity” in the annual consolidated financial statements included in this Annual Report on Form 10-K.

(3)	The aggregate amount of unexercised stock options held by each director listed in the table above as of December 31, 2023 was as follows:

Name	Shares Underlying Outstanding Stock Options
Yoram “Rami” Abada	48,000
Lance Laifer	48,000
John Silberstein	42,000
Geoffrey Cook	100,000

(4)	Represents the grant date fair value of a stock option granted on March 28, 2023 that represents the right to purchase 8,000 shares of common stock, all of which have vested and remain unexercised.

(5)	Represents the grant date fair value of a stock option granted on October 10, 2023 that represents the right to purchase 100,000 shares of common stock, none of which have vested (the “Cook Grant”).

(6)	In lieu of the annual cash retainers paid to the other non-employee directors in fiscal year 2023, Mr. Cook received the Cook Grant.

In 2023, the annual cash retainers for each non-employee director (except for Mr. Cook) were as follows: (i) an annual cash retainer fee of $21,000 to each non-employee director; (ii) an additional annual cash retainer fee of $4,000 for service on a committee; and (iii) an additional annual cash retainer fee for service as the chair of a committee of the Board of Directors (to be paid in addition to the $4,000 cash fee for committee service) as follows: (a) audit committee chair — $6,000 and (b) compensation committee, nominating and corporate governance committee and strategic transaction committee chair — $4,000.

In February of 2023, the Board of Directors authorized the grant of a nonqualified stock option award to each of Messrs. Abada, Laifer and Silberstein to purchase 8,000 shares of common stock, having a date of grant of March 28, 2023 with an exercise price of $1.94, and vesting in four equal installments on the last day of each calendar quarter in 2023.

In connection with Mr. Cook’s appointment to the Board of Directors and in lieu of the cash retainer fees and stock options earned by the other non-employee directors, on October 10, 2023, the Board of Directors authorized the grant of a nonqualified stock option award to Mr. Cook to purchase 100,000 shares of common stock, with an exercise price of $1.86, and vesting in four equal annual installments on each anniversary of the grant date.

There have not been any changes to our director retainer policy for 2024. In February of 2024, the Board of Directors authorized the grant of a nonqualified stock option award to each of Messrs. Abada, Laifer and Silberstein to purchase 8,000 shares of common stock, with such awards to be granted effective as of three trading days following the date the Company releases its financial results for the fiscal year ended December 31, 2023, and vesting in four equal installments on the last day of each calendar quarter in 2024 (such grants, the “2024 Director Grants”). As a result of the Cook Grant, Mr. Cook did not receive a 2024 Director Grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 about compensation plans under which shares of our common stock may be issued to employees, executive officers or members of our Board of Directors upon the exercise of options, warrants or rights under all of our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	740,814	$3.32	665,335	(1)(2)
Equity compensation plans not approved by security holders	--	$--	--
Total	740,814	$3.32	665,335

(1)	Represents shares of common stock available for issuance under the 2016 Plan (as defined below), which permits the issuance of incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights, restricted stock units, performance awards, dividend equivalent rights and other awards. As described below, no additional awards may be issued under the 2011 Plan (as defined below).

(2)	As of March 11, 2024, there were (i) 740,814 shares of common stock to be issued upon the exercise of outstanding stock options under the 2016 Plan and 637,777 shares of common stock remaining available for future issuances under the 2016 Plan and (ii) 27,558 shares of common stock to be issued upon the exercise of outstanding stock options under the 2011 Plan.

In December 2008, our Board of Directors approved the equity incentive compensation plan (the “Equity Incentive Compensation Plan”) and, in December 2010, terminated the plan as to all unallocated shares of common stock thereunder. The purpose of the Equity Incentive Compensation Plan was to provide an incentive to attract, retain and motivate employees, officers, directors, consultants and advisors with the ability to participate in our future performance. Under the Equity Incentive Compensation Plan, we were authorized to issue incentive stock options and nonqualified stock options. The Equity Incentive Compensation Plan was administered by our Board of Directors. All options previously granted under the Equity Incentive Compensation Plan remained in full force and effect following the plan’s termination.

In May 2011, our Board of Directors adopted the Paltalk, Inc. 2011 Long-Term Incentive Plan (the “Original 2011 Plan”). In October 2011, our Board of Directors amended and restated the Original 2011 Plan (the “2011 Plan”) and adopted the 2011 Plan to allow for the issuance of incentive stock option awards. The 2011 Plan was adopted to attract and retain the services of key employees, key contractors and outside directors. The 2011 Plan provided for the granting of incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights, restricted stock units, performance awards, dividend equivalent rights and other awards. The 2011 Plan was administered by our Board of Directors and was replaced by the 2016 Plan (as defined below).

In March 2016, our Board of Directors adopted the Paltalk, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”), which was approved by our stockholders in May 2016. The 2016 Plan was adopted to attract and retain the services of key employees, key contractors and outside directors. The 2016 Plan provides for the granting of incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights, restricted stock units, performance awards, dividend equivalent rights and other awards. The 2016 Plan is administered by the compensation committee of our Board of Directors.

Security Ownership of Certain Beneficial Owners and Management

The following table and accompanying footnotes set forth as of March 11, 2024 certain information regarding the beneficial ownership of shares of our common stock by: (i) each person who is known by us to own beneficially more than 5% of such stock; (ii) each member of our Board of Directors and each of our named executive officers with respect to the year ended December 31, 2023 and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, all common stock is owned directly, the beneficial owners listed in the table below possess sole voting and investment power with respect to the stock indicated and the address for each beneficial owner is c/o Paltalk, Inc., 30 Jericho Executive Plaza, Suite 400E, Jericho, New York 11753. The applicable percentage ownership is based on 9,222,157 shares of our common stock, excluding shares held by the Company as treasury stock, issued and outstanding as of March 11, 2024.

	Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Number		Percentage
Directors and Named Executive Officers
Jason Katz	902,177	(2)	9.8%
Kara Jenny	135,000	(3)	1.5%
Yoram “Rami” Abada	57,000	(4)	*
Lance Laifer	416,595	(5)	4.5%
John Silberstein	207,515	(6)	2.3%
Geoffrey Cook	—		—%
Adam Zalko	14,500	(7)	*
Officers and Directors as a Group (7 persons)	1,732,787		18.8%
5% Stockholders
The J. Crew Delaware Trust B	1,490,120	(8)	16.2%
Adam Katz 2012 Revocable Trust	785,377	(9)	8.5%

* Less than 1%.

(1)	For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares of common stock that such person has the right to acquire within 60 days of the date of March 11, 2024, including through the exercise of stock options. For purposes of computing the percentage of outstanding shares of the Company’s common stock held by each person or group of persons named above, any common stock that such person or persons has the right to acquire within 60 days of the date of March 11, 2024 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 201,265 shares of common stock held by Mr. Katz’s spouse that may be deemed to be beneficially owned by Mr. Katz. Mr. Katz disclaims beneficial ownership of these shares and nothing herein shall be deemed an admission that Mr. Katz is the beneficial owner of these shares for any purpose. Includes the vested or deemed vested portion of a stock option representing the right to purchase 75,000 shares of common stock granted on March 28, 2022, all of which have vested.

(3)	Includes the vested or deemed vested portion of (i) a stock option representing the right to purchase 75,000 shares of common stock granted on December 9, 2019, all of which have vested and (ii) a stock option representing the right to purchase 60,000 shares of common stock granted on March 28, 2022, all of which have vested.

(4)	Includes the vested or deemed vested portion of (i) a stock option representing the right to purchase 6,000 shares of common stock granted on February 2, 2017, all of which have vested, (ii) a stock option representing the right to purchase 6,000 shares of common stock granted on February 16, 2018, all of which have vested, (iii) a stock option representing the right to purchase 6,000 shares of common stock granted on January 11, 2019, all of which have vested, (iv) a stock option representing the right to purchase 6,000 shares of common stock granted on March 25, 2020, all of which have vested, (v) a stock option representing the right to purchase 8,000 shares of common stock granted on March 26, 2021, all of which have vested, (vi) a stock option representing the right to purchase 8,000 shares of common stock granted on March 28, 2022, all of which have vested and (vii) a stock option representing the right to purchase 8,000 shares of common stock granted on March 28, 2023, all of which have vested.

(5)	Includes the vested or deemed vested portion of (i) a stock option representing the right to purchase 6,000 shares of common stock granted on February 2, 2017, all of which have vested, (ii) a stock option representing the right to purchase 6,000 shares of common stock granted on February 16, 2018, all of which have vested, (iii) a stock option representing the right to purchase 6,000 shares of common stock granted on January 11, 2019, all of which have vested, (iv) a stock option representing the right to purchase 6,000 shares of common stock granted on March 25, 2020, all of which have vested, (v) a stock option representing the right to purchase 8,000 shares of common stock granted on March 26, 2021, all of which have vested, (vi) a stock option representing the right to purchase 8,000 shares of common stock granted on March 28, 2022, all of which have vested and (vii) a stock option representing the right to purchase 8,000 shares of common stock granted on March 28, 2023, all of which have vested. Also includes (i) 354,109 shares of common stock held by Hilltop Partners, L.P. and (ii) 14,486 shares of common stock held by Hilltop Offshore, Ltd. Mr. Laifer is the sole director and principal stockholder of Laifer Capital Management, Inc. (“LCM”), which has the sole power to vote and to direct the voting of, and to dispose and to direct the disposition of, the shares of the Company’s common stock beneficially owned by Hilltop Partners, L.P. (of which LCM serves as general partner and investment adviser) and Hilltop Offshore, Ltd. (of which LCM serves as investment adviser).

(6)	Includes the vested or deemed vested portion of (i) a stock option representing the right to purchase 6,000 shares of common stock granted on February 16, 2018, all of which have vested, (ii) a stock option representing the right to purchase 6,000 shares of common stock granted on January 11, 2019, all of which have vested, (iii) a stock option representing the right to purchase 6,000 shares of common stock granted on March 25, 2020, all of which have vested, (iv) a stock option representing the right to purchase 8,000 shares of common stock granted on March 26, 2021, all of which have vested, (v) a stock option representing the right to purchase 8,000 shares of common stock granted on March 28, 2022, all of which have vested and (vi) a stock option representing the right to purchase 8,000 shares of common stock granted on March 28, 2023, all of which have vested. Also includes 10,202 shares of common stock held by MLS Family Investors LLC (“MLS”). Mr. Silberstein is the sole manager of MLS and owns approximately 15% of the interest in MLS, and he is co-trustee of JJS New Trust B utd 12/31/2001, a trust of which Mr. Silberstein is a beneficiary, which owns approximately 18% of the interest in MLS. As a result, Mr. Silberstein may be deemed to beneficially own the shares of common stock held by MLS. Mr. Silberstein disclaims beneficial ownership of the shares held by MLS except to the extent of his pecuniary interest therein and nothing herein shall be deemed an admission that Mr. Silberstein is the beneficial owner of these shares for any purpose. Also includes 44 shares of common stock held by Mr. Silberstein’s spouse that may be deemed to be beneficially owned by Mr. Silberstein. Mr. Silberstein disclaims beneficial ownership of the shares held by his spouse and nothing herein shall be deemed an admission that Mr. Silberstein is the beneficial owner of these shares for any purpose.

(7)	Includes the vested or deemed vested portion of (i) a stock option representing the right to purchase 2,000 shares of common stock granted on February 1, 2017, all of which have vested, (ii) a stock option representing the right to purchase 15,000 shares of common stock granted on March 28, 2022, of which 7,500 shares have vested and 2,500 shares will vest within 60 days of March 11, 2024 and (iii) a stock option representing the right to purchase 10,000 shares of common stock granted on March 28, 2023, of which 2,500 shares will vest within 60 days of March 11, 2024.

(8)	Based on the information contained in the Schedule 13G filed with the SEC on June 14, 2023. The principal address of The J. Crew Delaware Trust B is c/o J.P. Morgan Trust Company of Delaware, Trustee, 500 Stanton-Christiana Road, DE3-1600, Newark, Delaware 19713.

(9)	Based on the information contained in the Schedule 13G filed with the SEC on June 14, 2023. The principal address of Adam Katz 2012 Revocable Trust is c/o Roxann Management, 7110 Republic Airport, 2nd Floor, Farmingdale, New York 11735.

There are no arrangements currently known to us, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Indemnification Arrangements

We have entered into indemnification agreements and employment agreements with our directors and certain of our executive officers, respectively, pursuant to which we have agreed to indemnify such persons against any liability, damage, cost or expense incurred in connection with the defense of any action, suit or proceeding to which such persons are a party to the extent permitted by applicable law, subject to certain exceptions.

Policies and Procedures for Approving Related Party Transactions

Our Board of Directors adopted a written Related Party Transactions Policy on April 19, 2012. In accordance with the Related Party Transactions Policy, all Related Party Transactions (as defined herein) must be reported to our Chief Executive Officer or Chief Financial Officer and must be reviewed and approved by our audit committee. In determining whether to approve, recommend or ratify a Related Party Transaction, the reviewing party will take into account, among other factors it deems appropriate, (i) whether the terms of the Related Party Transaction are fair to the Company, (ii) whether there are business reasons for the Company to enter into the Related Party Transaction, (iii) whether the Related Party Transaction would impair the independence of an outside director and (iv) whether the Related Party Transaction would present an improper conflict of interest for any of our directors or executive officers.

A “Related Party Transaction” means a transaction (including any series of related transactions or a material amendment or modification to an existing Related Party Transaction) directly or indirectly involving any Related Party that would need to be disclosed under Item 404(a) of Regulation S-K. Generally, under Item 404 of Regulation S-K, we are required to disclose any transaction occurring since the beginning of the last two fiscal years, or any currently proposed transaction, involving us or our subsidiary where the amount involved exceeds $120,000, and in which any Related Party had or will have a direct or indirect material interest.

A “Related Party” means any of the following: (i) any of our directors; (ii) any of our executive officers; (iii) a person known by us to be the beneficial owner of more than 5% of our common stock or (iv) an immediate family member of any of the foregoing.

Director Independence

Nasdaq rules require that a majority of the members of our Board of Directors be independent directors. Our Board of Directors recently undertook its annual review of director independence in accordance with the applicable Nasdaq rules. The independence rules include a series of objective tests, including that the director is not employed by the Company and has not engaged in various types of business dealings with the Company. In addition, our Board of Directors is required to make a subjective determination as to each independent director that no relationships exist that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon these standards and the consideration of the information and the transactions and relationships discussed below, our Board of Directors determined that Yoram “Rami” Abada, Geoffrey Cook, Lance Laifer and John Silberstein are independent, and that Jason Katz and Kara Jenny are not independent under such standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP (PCAOB Firm ID Number: 688) has served as the Company’s independent registered public accounting for the periods presented in this report.

Fees Paid to Independent Registered Public Accounting Firm

The following table shows the aggregate fees billed to us by Marcum LLP for professional services rendered in 2023 and 2022:

	2023	2022
Audit Fees	$255,757	$203,363
Audit-Related Fees	—	19,055
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$255,757	$222,418

Audit Fees. Audit fees for 2023 and 2022 consisted of fees related to the audit and review of our consolidated financial statements, review of our interim consolidated financial statements, review of certain financial statements and services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. We incurred audit fees of $246,073 and $203,363 for 2023 and 2022, respectively.

Audit-Related Fees. There were no audit-related fees for 2023. The audit-related fees for 2022 included fees paid to Marcum LLP in connection with our acquisition of the ManyCam software from Visicom Media Inc. during the 2022 fiscal year.

Tax Fees. There were no tax fees for 2023 or 2022.

All Other Fees. There were no other service fees for 2023 or 2022.

Approval of Independent Registered Public Accounting Firm Services and Fees

The SEC requires that before our independent registered public accounting firm is engaged by us to render any audit or permitted non-audit related service, the engagement be either: (i) approved by our audit committee or (ii) entered into pursuant to pre-approval policies and procedures established by the audit committee; provided that the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Our audit committee is responsible for pre-approving all services provided by our independent registered public accounting firm. All of the above services and fees for 2023 and 2022 were pre-approved by our audit committee.

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

3.	Exhibits

The following exhibits are required by Item 601 of Regulation S-K.

(a)	Documents filed as part of this Annual Report.

3.	Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are included herein or incorporated herein by reference:

2.1#	Securities Purchase Agreement, dated June 9, 2022, by and among ManyCam ULC, Visicom Media Inc., 2434936 Alberta ULC and Paltalk, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed June 10, 2022 by the Company with the SEC).

3.1	Certificate of Incorporation of Paltalk, Inc. (as amended through May 11, 2023) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2023 by the Company with the SEC).

3.2	Amended and Restated Bylaws of Paltalk, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 17, 2023 by the Company with the SEC).

4.1	Specimen Stock Certificate of Paltalk, Inc. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of the Company filed on March 23, 2023 by the Company with the SEC).

4.2*	Description of Securities of Paltalk, Inc.

10.1	Statement of Rights and Responsibilities, by and between Paltalk, Inc. and Facebook Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.2	Registered Apple Developer Agreement, by and between Paltalk, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.3	iOS Developer Program License Agreement, by and between Paltalk, Inc. and Apple Inc. (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K (File No. 000-52176) filed March 31, 2011 by the Company with the SEC).

10.4†	Amended and Restated Paltalk, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-52176) of the Company filed on November 14, 2011 by the Company with the SEC).

10.5†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.6†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.7†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.8†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-52176) of the Company filed on November 14, 2011 by the Company with the SEC).

10.9†	Paltalk, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 20, 2016 by the Company with the SEC).

10.10†	First Amendment to Paltalk, Inc. 2016 Long Term Incentive Plan, dated as of April 10, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 30, 2017 by the Company with the SEC).

10.11†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.12†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.13†	Form of Director and Officer Nonqualified Stock Option Agreement. (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Company filed on March 23, 2022 by the Company with the SEC).

10.14†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.15†	Amended and Restated Executive Employment Agreement, dated March 23, 2022, by and between Paltalk, Inc. and Jason Katz (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company filed on March 23, 2022 by the Company with the SEC).

10.16	Registration Rights Agreement, dated October 7, 2016, by and between Paltalk, Inc. and Clifford Lerner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.17†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 15, 2017 by the Company with the SEC).

10.18	First Amendment to Registration Rights Agreement, dated June 15, 2018, by and between the Company and Clifford Lerner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on June 19, 2018 by the Company with the SEC).

10.19†	Amended and Restated Employment Agreement, dated March 23, 2022, by and between Paltalk, Inc. and Kara Jenny (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of the Company filed on March 23, 2022 by the Company with the SEC).

10.20	Letter Agreement, dated February 24, 2023, by and between Visicom Media Inc., ManyCam ULC and Paltalk, Inc. (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of the Company filed March 23, 2023 by the Company with the SEC).

19.1*	Paltalk, Inc. Insider Trading Policy.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Paltalk, Inc. Compensation Recovery Policy.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Paltalk, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

†	Management contract or compensatory plan arrangement.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Paltalk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2024	PALTALK, INC.

	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Katz	Chief Executive Officer and Chairman of the Board	March 15, 2024
Jason Katz	(Principal Executive Officer)

/s/ Kara Jenny	Chief Financial Officer and Director	March 15, 2024
Kara Jenny	(Principal Financial and Accounting Officer)

/s/ Yoram “Rami” Abada	Director	March 15, 2024
Yoram “Rami” Abada

/s/ Geoffrey Cook	Director	March 15, 2024
Geoffrey Cook

/s/ Lance Laifer	Director	March 15, 2024
Lance Laifer

/s/ John Silberstein	Director	March 15, 2024
John Silberstein