Form 10-Q
period 2024-03-31
PALTALK, INC.
filed 2024-05-09
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2024
Common Stock, par value $0.001 per share	9,222,157 *

*	Excludes 641,963 shares of common stock that are held as treasury stock by Paltalk, Inc.

PALTALK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

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

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 1A. Risk Factors” in Part II of this report, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission on March 15, 2024. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this report, except to the extent required by applicable securities laws.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALTALK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$13,047,255	$13,568,049
Accounts receivable, net of allowances of $26,559 as of March 31, 2024 and $23,326 as of December 31, 2023, respectively	95,435	92,704
Employee retention tax credit receivable, net	114,212	114,212
Prepaid expense and other current assets	795,868	990,634
Total current assets	14,052,770	14,765,599
Operating lease right-of-use asset	56,164	77,005
Goodwill	6,326,250	6,326,250
Intangible assets, net	2,498,894	2,704,477
Other assets	13,937	13,937
Total assets	$22,948,015	$23,887,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$711,598	$792,053
Accrued expenses and other current liabilities	105,188	226,120
Operating lease liabilities, current portion	56,164	-
Contingent consideration	-	77,005
Deferred subscription revenue	1,890,417	2,043,362
Total current liabilities	2,763,367	3,138,540
Operating lease liabilities, non-current portion	-	-
Deferred tax liability	482,957	614,041
Total liabilities	3,246,324	3,752,581
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 9,864,120 shares issued and 9,222,157 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	9,864	9,864
Treasury stock, 641,963 shares repurchased as of March 31, 2024 and December 31, 2023, respectively	(1,199,337)	(1,199,337)
Additional paid-in capital	36,268,039	36,208,728
Accumulated deficit	(15,376,875)	(14,884,568)
Total stockholders’ equity	19,701,691	20,134,687
Total liabilities and stockholders’ equity	$22,948,015	$23,887,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Subscription revenue	$2,482,982	$2,505,670
Advertising revenue	114,748	58,347
Total revenues	2,597,730	2,564,017
Costs and expenses:
Cost of revenue	819,075	802,475
Sales and marketing expense	190,594	254,868
Product development expense	1,211,701	1,248,582
General and administrative expense	1,138,551	1,167,111
Total costs and expenses	3,359,921	3,473,036
Loss from operations	(762,191)	(909,019)
Interest income, net	151,984	121,167
Loss from operations before provision for income taxes	(610,207)	(787,852)
Income tax benefit	117,900	49,554
Net loss	$(492,307)	$(738,298)

Net loss per share of common stock:
Basic	$(0.05)	$(0.08)
Diluted	$(0.05)	$(0.08)
Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic	9,222,157	9,222,356
Diluted	9,222,157	9,222,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Common	Stock	Treasury	Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	9,864,120	$9,864	(636,771)	$(1,192,124)	$35,973,735	$(13,817,233)	$20,974,242
Stock-based compensation expense	-	-	-	-	55,141	-	55,141
Repurchases of common stock	-	-	(5,192)	(7,213)	-	-	(7,213)
Net loss	-	-	-	-	-	(738,298)	(738,298)
Balance at March 31, 2023	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,028,876	$(14,555,531)	$20,283,872
Balance at December 31, 2023	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,208,728	$(14,884,568)	$20,134,687
Stock-based compensation expense	-	-	-	-	59,311	-	59,311
Net loss	-	-	-	-	-	(492,307)	(492,307)
Balance at March 31, 2024	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,268,039	$(15,376,875)	$19,701,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(492,307)	$(738,298)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Amortization of intangible assets	205,583	205,584
Amortization of operating lease right-of-use assets	20,841	20,367
Income tax benefit	(13,184)	-
Allowance for credit losses	3,233	-
Deferred tax benefit	(117,900)	(49,554)
Stock-based compensation	59,311	55,141
Changes in operating assets and liabilities:
Accounts receivable	(5,964)	15,182
Operating lease liability	(20,841)	(20,367)
Prepaid expense and other current assets	194,766	120,532
Accounts payable, accrued expenses and other current liabilities	(201,387)	(316,967)
Deferred subscription revenue	(152,945)	(94,611)
Net cash used in operating activities	(520,794)	(802,991)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities:
Purchase of treasury stock	-	(7,213)
Net cash used in financing activities	-	(7,213)
Net decrease in cash and cash equivalents	(520,794)	(810,204)
Balance of cash and cash equivalents at beginning of period	13,568,049	14,739,933
Balance of cash and cash equivalents at end of period	$13,047,255	$13,929,729
Supplemental disclosure of cash flow information:
Cash paid during the periods:
Taxes	$50	$-

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

Impact of Macro-Economic Factors

The Company’s results of operations have been and may continue to be negatively impacted by macro-economic factors, including the timing of economic recessions and/or recovery and the overall inflationary environment. Prolonged periods of inflation have affected, and may continue to affect, the Company’s ability to target new customers as well as keep existing customers engaged and may ultimately have a correlating effect on its users’ discretionary spending. Future adverse developments with respect to the economic environment and geopolitical tensions may create additional market and economic uncertainty, which could affect the Company’s industry.

Employee Retention Tax Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act, the Company was eligible for a refundable employee retention tax credit (the “ERTC”), subject to certain criteria. During the year ended December 31, 2023, the Company applied for the ERTC and recorded a receivable in the amount of $343,045, net of related costs, which was recognized in the Company’s condensed consolidated statement of operations as other income. As of March 31, 2024, the Company received an aggregate of $294,833, which was recorded as a reduction of the receivable on the Company’s condensed consolidated balance sheet.

 Basis of Presentation

The condensed consolidated financial statements included in this report have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The Company has not included certain information and notes required by GAAP for complete financial statements pursuant to those rules and regulations, although it believes that the disclosure included herein is adequate to make the information presented not misleading. The condensed consolidated financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024 (the “Form 10-K”).

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheets and statements of operations, cash flows and changes in stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the three months ended March 31, 2024 are not necessarily indicative of results for the year ending December 31, 2023, or for any other period.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2024, there were no significant changes made to the Company’s significant accounting policies.

For a detailed discussion about the Company’s significant accounting policies, see the Form 10-K.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.  The IR Act was not applicable to the Company during the year ended December 31, 2023 and the three months ended March 31, 2024, given that repurchases of stock during such periods, if any, were below the threshold required to be subject to taxation.

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

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the three months ended March 31, 2024 and 2023, subscriptions were offered in durations of one-, three-, six-, twelve-month and twenty four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred subscription revenue in the accompanying condensed consolidated balance sheets. Deferred subscription revenue at December 31, 2023 was $2,043,362, of which $748,353 was subsequently recognized as subscription revenue during the three months ended March 31, 2024. The ending balance of deferred subscription revenue at March 31, 2024 and 2023 was $1,890,417 and $2,162,841, respectively.

In addition, the Company offers virtual gifts to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and are under the users’ control. Virtual gift revenue is recognized upon the users’ redemption of virtual gifts at the fixed transaction price and included in subscription revenue in the accompanying condensed consolidated statements of operations. Virtual gift revenue is presented as deferred revenue in the condensed consolidated balance sheets until virtual gifts are redeemed. Virtual gift revenue was $1,017,008 and $1,010,200 for the three months ended March 31, 2024 and 2023, respectively. The ending balance of deferred revenue from virtual gifts, which is included in deferred subscription revenue at March 31, 2024 and 2023 was $278,011 and $334,804, respectively.

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

Intangible Assets

The Company’s acquired amortizable intangible assets primarily consist of the assets acquired in June 2022 relating to ManyCam software, which assets consist of internally developed software, intellectual property (trade names, trademarks and URLs) and subscriber relationships/customer lists.

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

3. Intangible Assets, Net

Intangible assets, net consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024 (unaudited)			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$50,000	$(36,875)	$13,125	$50,000	$(36,250)	$13,750
Trade names, trademarks product names, URLs	1,022,425	(664,959)	357,466	1,022,425	(644,390)	378,035
Internally developed software	4,180,005	(2,556,622)	1,623,383	4,180,005	(2,478,408)	1,701,597
Subscriber/customer relationships	3,553,102	(3,048,182)	504,920	3,553,102	(2,942,007)	611,095
Total intangible assets	$8,805,532	$(6,306,638)	$2,498,894	$8,805,532	$(6,101,055)	$2,704,477

Amortization expense for the three months ended March 31, 2024 was $205,583, as compared to $205,584 for the three months ended March 31, 2023. The aggregate amortization expense for each of the next five years is estimated to be $616,104 for the remainder of 2024, $568,529 in 2025, $382,133 in 2026, $382,133 in 2027, $382,133 in 2028 and $167,862 in 2029.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	March 31,	December 31,
	2024	2023
	(unaudited)
Compensation, benefits and payroll taxes	$22,950	$91,250
Other accrued expenses	82,238	134,870
Total accrued expenses and other current liabilities	$105,188	$226,120

5. Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended March 31, 2024, the Company recorded an income tax benefit of $117,900 consisting primarily of federal, foreign, state and local taxes. The effective tax rate for the three months ended March 31, 2024 was 19.3% which differs from the statutory rate of 21% primarily due to changes in the Company’s valuation allowance, difference in foreign tax rates from the U.S. statutory rate of 21% and state and local taxes. As of March 31, 2024 the Company has continued to conclude that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis and the Company maintains a full valuation allowance against such deferred tax assets.

For the three months ended March 31, 2023, the Company recorded an income tax benefit of $49,554. The effective tax rate for the three months ended March 31, 2023 was 6.64% which differs from the statutory rate of 21% as the Company has concluded that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis.

6. Stockholders’ Equity

The Paltalk, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 22,480 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The Paltalk, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of March 31, 2024, there were 632,257 shares available for future issuance under the 2016 Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the nine months ended March 31, 2024:

Expected volatility	151.5%
Expected life of option (in years)	5.2 – 6.2
Risk free interest rate	4.2%
Expected dividend yield	0.0%

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

The following table summarizes stock option activity during the three months ended March 31, 2024:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2024	740,814	$3.32
Granted during the period	28,000	2.78
Cancelled/Forfeited, during the period	-	-
Expired, during the period	(5,078)	13.49
Outstanding at March 31, 2024	763,736	$3.23
Exercisable at March 31, 2024	586,849	$3.56

At March 31, 2024, there was $341,530 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.68 years.

On March 31, 2024, the aggregate intrinsic value of stock options that were outstanding and exercisable was $423,850 and $259,295, respectively. On March 31, 2023, the aggregate intrinsic value of stock options that were outstanding and exercisable was $59,506 and $47,744, respectively. The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the three months ended March 31, 2024, the Company granted stock options to members of the Board of Directors to purchase an aggregate of 24,000 shares of common stock at an exercise price of $2.78 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2024 and have a term of ten years. During the three months ended March 31, 2024, the Company also granted options to employees to purchase an aggregate of 4,000 shares of common stock. These options vest equally over four years, have a term of ten years and have an exercise price of $2.78. The aggregate fair value for the options granted during the three months ended March 31, 2024 and 2023 was $72,240 and $90,380, respectively.

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31, (unaudited)
	2024	2023
Cost of revenue	$3,182	$2,215
Sales and marketing expense	-	639
Product development expense	7,716	6,873
General and administrative expense	48,413	45,414
Total stock compensation expense	$59,311	$55,141

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

As of March 31, 2024 and December 31, 2023, the Company had 641,963 shares of its common stock, respectively, classified as treasury shares on the Company’s consolidated balance sheets.

7. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period, as defined by ASC Topic 260, Earnings Per Share. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted income per share. For the three months ended March 31, 2024 and 2023, 763,736 and 650,155 of shares issuable upon the exercise of outstanding stock options, respectively, were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.

The following table summarizes the net loss per share calculation for the periods presented:

	Three Months Ended
	March 31, (unaudited)
	2024	2023
Net loss – basic and diluted	$(492,307)	$(738,298)
Weighted average shares outstanding – basic	9,222,157	9,222,356
Weighted average shares outstanding – diluted	9,222,157	9,222,356
Per share data:
Basic	$(0.05)	$(0.08)
Diluted	$(0.05)	$(0.08)

8. Leases

On April 9, 2021, the Company entered into a lease extension agreement with Jericho Executive Center LLC for the office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on December 1, 2021 and runs through November 30, 2024. The Company’s monthly office rent payments under the lease are currently approximately $7,081 per month.

As of March 31, 2024, the Company had no long-term leases that were classified as financing leases and did not have additional operating or financing leases that had not yet commenced.

As of March 31, 2024, the Company had operating lease liabilities of approximately $56,164 and ROU assets of approximately $56,164, which are included in the accompanying condensed consolidated balance sheets.

Total rent expense for the three months ended March 31, 2024 was $21,825, of which $1,500 was sublease income. Total rent expense for three months ended March 31, 2023 was $20,448, of which $1,500 was sublease income. Rent expense is recorded under general and administrative expense in the accompanying condensed consolidated statements of operations.

The following table summarizes the Company’s operating leases for the periods presented:

	Three Months Ended
	March 31, (unaudited)
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:	$20,841	$20,367
Weighted average assumptions:
Remaining lease term	0.66	1.7
Discount rate	2.3%	2.3%

As of March 31, 2024, future minimum payments under non-cancelable operating leases were as follows:

For the year ending December 31,	Amount
2024	56,650
Total	$56,650
Less: present value adjustment	(486)
Present value of minimum lease payments	$56,164

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

A Markman hearing took place on February 24, 2022. On September 7, 2022, the United States Patent Office issued a reexamination of U.S. Patent No. 6,683,858, and on January 19, 2023, the Examiner issued an Ex Parte Reexamination Certificate, ending the reexamination and confirming the patentability of claims 1-10 of U.S. Patent No. 6,683,858. On June 29, 2023, the Court held a pretrial conference and denied Cisco’s motion for summary judgment. The trial is expected to be held in August of 2024.

Legal Proceedings

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of March 31, 2024.

10. Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2024 and 2023, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2024 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2023, all amounts herein are unaudited.

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

Recent Developments

Impact of Macro-Economic Factors

Our results of operations have been and may continue to be negatively impacted by macro-economic factors, including the timing of economic recessions and/or recovery and the overall inflationary environment. Prolonged periods of inflation have affected, and may continue to affect, our ability to target new customers as well as keep existing customers engaged and may ultimately have a correlating effect on our users’ discretionary spending. Future adverse developments with respect to the economic environment and geopolitical tensions may create additional market and economic uncertainty, which could affect our industry.

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act, we were eligible for a refundable employee retention tax credit (the “ERTC”) subject to certain criteria. During the year ended December 31, 2023, we applied for the ERTC and recorded a receivable in the amount of $343,045, net of related costs, which was recognized in our condensed consolidated statement of operations as other income. As of March 31, 2024, we received an aggregate of $294,833, which was recorded as a reduction of the receivable on our condensed consolidated balance sheet.

Operational Highlights and Business Objectives

During the three months ended March 31, 2024, we executed key components of our objectives:

●	total revenue increased by approximately 1.3%, to $2,597,730, for the three months ended March 31, 2024 compared to total revenue of $2,564,017 for the three months ended March 31, 2023, primarily as a result of an increase in advertising revenue;

●	net loss decreased by 33.3% to $492,307 for the three months ended March 31, 2024, compared to net loss of approximately $738,298 for the three months ended March 31, 2023, as a result of increased revenues, reduced expenses, and increased operating efficiencies; and

●	cash flows used in operations decreased by 35.1% to $282,197 for the three ended March 31, 2024, compared to $802,991 for the three ended March 31, 2023, mainly as result of a decrease in operating expenses.

For the near term, our business objectives include:

●	continue our efforts to leverage the integration of ManyCam software into our Paltalk product through upselling initiatives;

●	further optimizing marketing spend to effectively realize a positive return on our investment;

●	continue to our efforts to improve user experience with ManyCam software and optimize features for both consumer and enterprise applications;

●	continuing to implement several enhancements to our live video chat applications as well as the integration of card and board games and other features focused on retention and monetization, which collectively are intended to increase user engagement and revenue opportunities;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other assets or entities that are synergistic to our businesses;

●	continuing to develop our consumer application platform strategy by seeking potential partnerships with large third-party communities to whom we could promote a co-branded version of our video chat products and potentially share in the incremental revenues generated by these partner communities; and

●	continuing to defend our intellectual property.

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

	Three Months Ended
	March 31, (unaudited)
	2024	2023
Net cash used in operating activities	$(520,794)	$(802,991)
Net loss	$(492,307)	$(738,298)
Net loss as a percentage of total revenues	(19.0)%	(28.8)%
Adjusted EBITDA	$(497,297)	$(648,294)
Adjusted EBITDA as percentage of total revenues	(19.1)%	(25.3)%

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net loss adjusted to exclude interest (income) expense, net, other (income) expense, net, income tax (benefit) expense, depreciation and amortization expense, and stock-based compensation expense.

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

Limitations of Adjusted EBITDA

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA does not reflect, among other things: cash capital expenditures for assets underlying depreciation and amortization expense that may need to be replaced or for new capital expenditures; net loss from discontinued operations; interest income, net; other expense, net; income tax expense (benefit) from continuing operations; our working capital requirements; the potentially dilutive impact of stock-based compensation; and the provision for income taxes. Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	March 31, (unaudited)
	2024	2023
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(492,307)	$(738,298)
Interest income, net	(151,984)	(121,167)
Income tax (benefit)	(117,900)	(49,554)
Depreciation and amortization expense	205,583	205,584
Stock-based compensation expense	59,311	55,141
Adjusted EBITDA	$(497,297)	$(648,294)

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended
	March 31, (unaudited)
	2024	2023
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	31.5%	31.3%
Sales and marketing expense	7.3%	9.9%
Product development expense	46.6%	48.7%
General and administrative expense	43.9%	45.5%
Total costs and expenses	129.3%	135.5%
Loss from operations	(29.3)%	(35.5)%
Interest income (expense), net	5.8%	4.7%
Other income (expense), net	0.0%	-%
Loss from operations before provision for income taxes	(23.5)%	(30.7)%
Income tax benefit (expense)	4.5%	1.9%
Net loss	(19.0)%	(28.8)%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenue

Total revenue increased by 1.3% to $2,597,730 for the three months ended March 31, 2024 from $2,564,017 for the three months ended March 31, 2023. This increase was primarily driven by an increase in advertising revenue.

The following table sets forth our subscription revenue, advertising revenue and total revenue for the three months ended March 31, 2024 and the three months ended March 31, 2023, the increase (decrease) between those periods, the percentage increase (decrease) between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended March 31,		$	%	Three Months Ended March 31,
	(unaudited)		Increase	Increase	(unaudited)
	2024	2023	(Decrease)	(Decrease)	2024	2023
Subscription revenue	$2,482,982	$2,505,670	$(22,688)	(0.9)%	95.6%	97.7%
Advertising revenue	114,748	58,347	56,401	96.7%	4.4%	2.3%
Total revenues	$2,597,730	$2,564,017	$33,713	1.3%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the three months ended March 31, 2024 decreased by $22,688, or 0.9%, as compared to the three months ended March 31, 2023. The decrease in subscription revenue was primarily driven by a decrease in subscription revenue in Camfrog and Tinychat, offset slightly by increases in subscription revenue from ManyCam.

Advertising Revenue

Our advertising revenue for the three months ended March 31, 2024 increased by $56,401, or 96.7%, as compared to the three months ended March 31, 2023. The increase in advertising revenue was primarily due to an increase in the volume of advertising impressions related to changes in the optimization of third-party advertising partners.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2024 decreased by $113,115, or 3.3%, as compared to the three months ended March 31, 2023. The following table presents our costs and expenses for the three months ended March 31, 2024 and 2023, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended March 31,		$	%	Three Months Ended March 31,
	(unaudited)		Increase	Increase	(unaudited)
	2024	2023	(Decrease)	(Decrease)	2024	2023
Cost of revenue	$819,075	$802,475	$16,600	2.1%	31.5%	31.3%
Sales and marketing expense	190,594	254,868	(64,274)	(25.2)%	7.3%	9.9%
Product development expense	1,211,701	1,248,582	(36,881)	(3.0)%	46.6%	48.7%
General and administrative expense	1,138,551	1,167,111	(28,560)	(2.4)%	43.9%	45.5%
Total costs and expenses	$3,359,921	$3,473,036	$(113,115)	(3.3)%	129.3%	135.5%

Cost of revenue

Our cost of revenue for the three months ended March 31, 2024 increased by $16,600, or 2.1%, as compared to the three months ended March 31, 2023. This increase is primarily due to an increase in hosting expense due to increased usage and per unit cost from web hosting providers and slightly offset by consulting fees.

Sales and marketing expense

Our sales and marketing expense for the three months ended March 31, 2024 decreased by $64,274, or 25.2%, as compared to the three months ended March 31, 2023. The decrease in sales and marketing expense for the three months ended March 31, 2024 was primarily due to a decrease in salary-related expenses of approximately $59,361.

Product development expense

Our product development expense for the three months ended March 31, 2024 decreased by $36,881, or 3.0%, as compared to the three months ended March 31, 2023. The decrease was primarily due to a decrease in software expenses of $79,522. We accomplished this reduction by streamlining our offshore development efforts as well as reallocating in-house resources. This decrease was offset slightly by increased dues and subscriptions expenses of $28,602 and salary-related expenses of $11,774.

General and administrative expense

Our general and administrative expense for the three months ended March 31, 2024 decreased by $28,560, or 2.4%, as compared to the three months ended March 31, 2023. The decrease in general and administrative expense for the three months ended March 31, 2024 was primarily due to a decrease in professional and tax fees.

Non-Operating Income

The following table presents the components of non-operating income for the three months ended March 31, 2024 and the three months ended March 31, 2023, the increase between those periods and the percentage increase between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended March 31,				Three Months Ended March 31,
	(unaudited)		$	%	(unaudited)
	2024	2023	Increase	Increase	2024	2023
Interest income, net	$151,984	$121,167	$30,817	25.4%	5.8%	4.7%
Total non-operating income	$151,984	$121,167	$30,817	25.4%	5.8%	4.7%

Non-operating income for the three months ended March 30, 2024 was $151,984, an increase of $30,817, or 25.4%, as compared to non-operating income of $121,167 for the three months ended March 31, 2023. The increase was primarily a result of interest earned in a high yield bank account.

Income Taxes

Our provision for income taxes consists of federal, foreign, state and local taxes, as applicable, in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the three months ended March 31, 2024 and March 31, 2023, we recorded an income tax benefit of $117,900 and income tax benefit of $49,554, respectively, consisting primarily of federal, foreign, state and local taxes.

Liquidity and Capital Resources

	Three Months Ended March 31, (unaudited)
	2024	2023
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(520,794)	$(802,991)
Net cash used in investing activities	-	-
Net cash used in financing activities	-	(7,213)
Net decrease in cash and cash equivalents	$(520,794)	$(810,204)

Currently, our primary source of liquidity is cash on hand, and we believe that our cash and cash equivalents balance and our expected cash flows from operations will be sufficient to meet all of our financial obligations for one year from the date these financial statements are issued. As of March 31, 2024, we had $13,047,255 of cash and cash equivalents.

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

Operating Activities

Net cash used in operating activities was $520,794 for the three months ended March 31, 2024, as compared to net cash used in operating activities of $802,991 for the three months ended March 31, 2023. The improvement in the amount of cash used in operations for the three months ended March 31, 2024 was primarily attributed to a decrease in total operating expenses compared to the three months ended March 31, 2023.

Investing Activities

There was no net cash provided by investing activities for the three months ended March 31, 2024 or the three months ended March 31, 2023.

Financing Activities

Net cash used in financing activities was $0 for the three months ended March 31, 2024, as compared to $7,213 of net cash used in financing activities for the three months ended March 31, 2023. This higher use of cash used in financing activities in 2023 is attributed to a stock repurchase plan that was approved by our Board of Directors in March 2022. The stock repurchase plan expired on March 29, 2023 pursuant to its terms and has not been renewed.

Contractual Obligations and Commitments

There have been no other material changes to our contractual obligations and commitments disclosed in the contractual obligations and commitments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements.

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

During the three months ended March 31, 2024, there were no critical accounting estimates made by management that would involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material effect impact on the financial statements condition or results of operations of the Company.

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

Based on the evaluation as of March 31, 2024, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

A Markman hearing took place on February 24, 2022. On September 7, 2022, the United States Patent Office issued a reexamination of U.S. Patent No. 6,683,858, and on January 19, 2023, the Examiner issued an Ex Parte Reexamination Certificate, ending the reexamination and confirming the patentability of claims 1-10 of U.S. Patent No. 6,683,858. On June 29, 2023, the Court held a pretrial conference with the parties and denied Cisco’s motion for summary judgment. The trial is expected to be held in August of 2024.

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

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the Form 10-K during the three months ended March 31, 2024. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended March 31, 2024 that were not previously reported on a Current Report on Form 8-K.

Issuer Purchases of Common Stock

During the three months ended March 31, 2024, the Company did not repurchase any shares of common stock.

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

Except as otherwise described above, during the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Paltalk, Inc.

Date: May 9, 2024	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Paltalk, Inc.

Date: May 9, 2024	By:	/s/ Kara Jenny
Kara Jenny
Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)