Form 10-Q
period 2024-06-30
PALTALK, INC.
filed 2024-08-13
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2024
Common Stock, par value $0.001 per share	9,222,157 *

*	Excludes 641,963 shares of common stock that are held as treasury stock by Paltalk, Inc.

PALTALK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to consummate the Mergers (as defined herein), including our ability to complete the Divestiture Transaction (as defined herein) that is a condition thereto, and realize the anticipated benefits and synergies expected from the Mergers once consummated;

●	our ability to effectively market and generate revenue from our applications;

●	our ability to generate and maintain active users and to effectively monetize our user base;

●	our ability to update our applications to respond to rapid technological changes;

●	the intense competition in the industry in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	our ability to consummate favorable acquisitions and effectively integrate any companies or properties that we acquire;

●	the impact of any economic recession and the overall inflationary environment on our results of operations and our business;

●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple, Facebook and Google and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;

●	our ability to develop, establish and maintain strong brands;

●	our reliance on our executive officers and consultants;

●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;

●	the ability of foreign governments to restrict access to our applications or impose new regulations;

●	the reliance of our mobile applications on having a mobile data plan and/or Wi-Fi access to gain internet connectivity;

●	the effect of security breaches, computer viruses and cybersecurity incidents;

●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;

●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;

ii

●	our ability to obtain additional capital or financing when and if necessary, to execute our business plan, including through offerings of debt or equity or sale of any of our assets;

●	the risk that we may face litigation resulting from the transmission of information through our applications;

●	the effects of current and future government regulation, including tax laws and laws and regulations regarding the use of the internet, privacy, cybersecurity and protection of user data;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to protect our intellectual property rights;

●	our ability to maintain effective internal controls over financial reporting;

●	our ability to offset fees associated with the distribution platforms that host our applications;

●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;

●	our ability to release new applications or improve upon or add features to existing applications on schedule or at all;

●	our reliance on third-party investor relations firms to help create awareness of our Company and compliance by such third parties with regulatory requirements related to promotional reports; and

●	our ability to attract and retain qualified employees and consultants.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALTALK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$12,796,004	$13,568,049
Accounts receivable, net of allowances of $26,559 as of June 30, 2024 and $23,326 as of December 31, 2023, respectively	92,758	92,704
Employee retention tax credit receivable, net	114,212	114,212
Prepaid expense and other current assets	721,572	990,634
Total current assets	13,724,546	14,765,599
Operating lease right-of-use assets	116,388	77,005
Goodwill	6,326,250	6,326,250
Intangible assets, net	2,293,311	2,704,477
Other assets	13,937	13,937
Total assets	$22,474,432	$23,887,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$812,164	$792,053
Accrued expenses and other current liabilities	312,511	226,120
Operating lease liabilities, current portion	82,334	77,005
Deferred subscription revenue	1,891,047	2,043,362
Total current liabilities	3,098,056	3,138,540
Operating lease liabilities, non-current portion	34,054	-
Deferred tax liability	542,532	614,041
Total liabilities	3,674,642	3,752,581
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 9,864,120 shares issued and 9,222,157 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	9,864	9,864
Treasury stock, 641,963 shares repurchased as of June 30, 2024 and December 31, 2023, respectively	(1,199,337)	(1,199,337)
Additional paid-in capital	36,300,289	36,208,728
Accumulated deficit	(16,311,026)	(14,884,568)
Total stockholders’ equity	18,799,790	20,134,687
Total liabilities and stockholders’ equity	$22,474,432	$23,887,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Subscription revenue	$2,132,900	$2,884,989	$4,615,882	$5,390,659
Advertising revenue	91,725	71,013	206,473	129,360
Total revenues	2,224,625	2,956,002	4,822,355	5,520,019
Costs and expenses:
Cost of revenue	810,493	774,028	1,629,568	1,576,503
Sales and marketing expense	192,517	220,512	383,111	475,380
Product development expense	1,212,220	1,163,640	2,423,921	2,412,222
General and administrative expense	1,183,455	1,075,520	2,322,006	2,242,631

Total costs and expenses	3,398,685	3,233,700	6,758,606	6,706,736
Loss from operations	(1,174,060)	(277,698)	(1,936,251)	(1,186,717)
Interest income, net	144,231	171,341	296,215	292,508
Other income, net	146,269	343,045	146,269	343,045
Income (loss) from operations before provision for income taxes	(883,560)	236,688	(1,493,767)	(551,164)
Income tax(expense) benefit	(50,591)	(101,059)	67,309	(51,505)
Net income (loss)	$(934,151)	$135,629	$(1,426,458)	$(602,669)

Net income (loss) per share of common stock:
Basic	$(0.10)	$0.01	$(0.15)	$(0.07)
Diluted	$(0.10)	$0.01	$(0.15)	$(0.07)
Weighted average number of shares of common stock used in calculating net income (loss) income per share of common stock:
Basic	9,222,157	9,222,157	9,222,157	9,222,256
Diluted	9,222,157	9,222,157	9,222,157	9,222,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Common	Stock	Treasury	Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	9,864,120	$9,864	(636,771)	$(1,192,124)	$35,973,735	$(13,817,233)	$20,974,242
Stock-based compensation expense	-	-	-	-	55,141	-	55,141
Repurchases of common stock	-	-	(5,192)	(7,213)	-	-	(7,213)
Net loss	-	-	-	-	-	(738,298)	(738,298)
Balance at March 31, 2023	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,028,876	$(14,555,531)	$20,283,872
Stock-based compensation expense	-	-	-	-	57,170	-	57,170
Net income	-	-	-	-	-	135,629	135,629
Balance at June 30, 2023	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,086,046	$(14,419,902)	$20,476,671

Balance at December 31, 2023	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,208,728	$(14,884,568)	$20,134,687
Stock-based compensation expense	-	-	-	-	59,311	-	59,311
Net loss	-	-	-	-	-	(492,307)	(492,307)
Balance at March 31, 2024	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,268,039	$(15,376,875)	$19,701,691
Stock-based compensation expense	-	-	-	-	32,250	-	32,250
Net loss	-	-	-	-	-	(934,151)	(934,151)
Balance at June 30, 2024	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,300,289	$(16,311,026)	$18,799,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,426,458)	$(602,669)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Amortization of intangible assets	411,166	411,167
Amortization of operating lease right-of-use assets	41,802	40,851
Deferred tax expense	-	15,820
Income tax benefit	(4,200)	-
Allowance for credit losses	3,233	-
Deferred tax benefit	(67,309)	-
Stock-based compensation	91,561	112,311
Changes in operating assets and liabilities:
Accounts receivable	(3,287)	(4,357)
Operating lease liability	(41,802)	(40,851)
Prepaid expense and other current assets	269,062	(245,900)
Accounts payable, accrued expenses and other current liabilities	106,502	(381,523)
Employee retention tax credit receivable, net	-	(213,629)
Deferred subscription revenue	(152,315)	(87,998)
Net cash used in operating activities	(772,045)	(996,778)
Cash flows from investing activities:
Payment of contingent consideration	-	(85,000)
Net cash used in investing activities	-	(85,000)
Cash flows from financing activities:
Purchase of treasury stock	-	(7,213)
Net cash used in financing activities	-	(7,213)
Net decrease in cash and cash equivalents	(772,045)	(1,088,991)
Balance of cash and cash equivalents at beginning of period	13,568,049	14,739,933
Balance of cash and cash equivalents at end of period	$12,796,004	$13,650,942
Supplemental disclosure of cash flow information:
Cash paid during the periods:
Interest	$-	$512
Taxes	$9,550	$18,551

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

Employee Retention Tax Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act, the Company was eligible for a refundable employee retention tax credit (the “ERTC”), subject to certain criteria. During the year ended December 31, 2023, the Company applied for the ERTC and recorded a receivable in the amount of $343,045, net of related costs, which was recognized in the Company’s condensed consolidated statement of operations as other income. As of June 30, 2024, the Company received an aggregate of $294,833, or $228,833 net of related costs, which was recorded as a reduction of the receivable on the Company’s condensed consolidated balance sheet.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheets and statements of operations, cash flows and changes in stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the three and six months ended June 30, 2024 are not necessarily indicative of results for the year ending December 31, 2024, or for any other period.

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2024, there were no significant changes made to the Company’s significant accounting policies.

For a detailed discussion about the Company’s significant accounting policies, see the Form 10-K.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.  The IR Act was not applicable to the Company during the year ended December 31, 2023 or the six months ended June 30, 2024, given that repurchases of stock during such periods, if any, were below the threshold required to be subject to taxation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the discount rates and weighted average costs of capital used in the fair value of the ManyCam assets and in assigning their respective useful lives. These fair values and estimates were based on a number of factors, including a valuation by an independent third party.

Revisions to the Company’s estimates may result in increases or decreases to revenues and income and are reflected in the condensed consolidated financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and can be reasonably estimated. Contract losses are the amount by which the estimated costs of the contract exceed the estimated total revenue that will be generated by the contract and are included in cost of revenues in the Company’s condensed consolidated statements of operations. There were no contract losses for the periods presented in this report.

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

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the six months ended June 30, 2024 and 2023, subscriptions were offered in durations of one-, three-, six-, twelve-month and twenty four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred subscription revenue in the accompanying condensed consolidated balance sheets. Deferred subscription revenue at December 31, 2023 was $2,043,362, of which $1,251,430 was subsequently recognized as subscription revenue during the six months ended June 30, 2024. The ending balance of deferred subscription revenue at June 30, 2024 and 2023 was $1,891,047 and $2,169,454, respectively.

In addition, the Company offers virtual gifts to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and are under the users’ control. Virtual gift revenue is recognized upon the users’ redemption of virtual gifts at the fixed transaction price and included in subscription revenue in the accompanying condensed consolidated statements of operations. Virtual gift revenue is presented as deferred revenue in the condensed consolidated balance sheets until virtual gifts are redeemed. Virtual gift revenue was $686,763 and $1,312,113 for the three months ended June 30, 2024 and 2023, respectively. Virtual gift revenue was $1,703,711 and $2,322,313 for the six months ended June 30, 2024 and 2023, respectively. The ending balance of deferred revenue from virtual gifts, which is included in deferred subscription revenue at June 30, 2024 and 2023 was $359,733 and $465,199, respectively.

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

The Company tests the recorded amount of goodwill for impairment on an annual basis as of December 31 of each fiscal year or more frequently if there are indicators that the fair value of the goodwill exceeds its carrying amount. The Company has one reporting unit. The Company performed a qualitative assessment and concluded that no impairment existed as of December 31, 2023 and 2022.

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

3. Intangible Assets, Net

Intangible assets, net consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024 (unaudited)			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$50,000	$(37,500)	$12,500	$50,000	$(36,250)	$13,750
Trade names, trademarks product names, URLs	1,022,425	(685,527)	336,898	1,022,425	(644,390)	378,035
Internally developed software	4,180,005	(2,634,837)	1,545,168	4,180,005	(2,478,408)	1,701,597
Subscriber/customer relationships	3,553,102	(3,154,357)	398,745	3,553,102	(2,942,007)	611,095
Total intangible assets	$8,805,532	$(6,512,221)	$2,293,311	$8,805,532	$(6,101,055)	$2,704,477

Amortization expense for the three and six months ended June 30, 2024 was $205,583 and $411,166, respectively, as compared to $205,584 and $411,167 for the three and six months ended June 30, 2023, respectively. The aggregate amortization expense for each of the next five years is estimated to be $410,521 for the remainder of 2024, $568,529 in 2025, $382,133 in 2026, $382,133 in 2027, $382,133 in 2028 and $167,862 in 2029.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	June 30,	December 31,
	2024	2023
	(unaudited)
Compensation, benefits and payroll taxes	$45,900	$91,250
Other accrued expenses	266,611	134,870
Total accrued expenses and other current liabilities	$312,511	$226,120

5. Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three and six months ended June 30, 2024, the Company recorded an income tax provision of $50,591 and an income tax benefit of $67,309, respectively. The effective tax rate for the three and six months ended June 30, 2024 was (5.25)% and 4.79%, respectively. The effective tax rate differs from the statutory rate of 21%, primarily related to changes in the Company’s valuation allowance, differences in foreign tax rates from the U.S. statutory rate of 21%, and state and local taxes. The Company continues to conclude that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis and maintains a full valuation allowance against such deferred tax assets.

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

6. Stockholders’ Equity

The Paltalk, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 17,748 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The Paltalk, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of June 30, 2024, there were 632,257 shares available for future issuance under the 2016 Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the nine months ended June 30, 2024:

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

The following table summarizes stock option activity during the six months ended June 30, 2024:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2024	740,814	$3.32
Granted during the period	28,000	2.78
Cancelled/Forfeited, during the period	-	-
Expired, during the period	(14,048)	10.11
Outstanding at June 30, 2024	754,766	$3.17
Exercisable at June 30, 2024	583,879	$3.48

At June 30, 2024, there was $299,671 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.5 years.

On June 30, 2024, the aggregate intrinsic value of stock options that were outstanding and exercisable was $928,892 and $605,520, respectively. On June 30, 2023, the aggregate intrinsic value of stock options that were outstanding and exercisable was $26,010 and $24,323, respectively. The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the six months ended June 30, 2024, the Company granted stock options to members of the Board of Directors to purchase an aggregate of 24,000 shares of common stock at an exercise price of $2.78 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2024 and have a term of ten years. During the six months ended June 30, 2024, the Company also granted options to employees to purchase an aggregate of 4,000 shares of common stock. These options vest in four equal annual installments over four years, have a term of ten years and have an exercise price of $2.78. The aggregate fair value for the options granted during the six months ended June 30, 2024 and 2023 was $72,240 and $90,380, respectively.

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30, (unaudited)		March 31, (unaudited)
	2024	2023	2024	2023
Cost of revenue	$3,304	$3,151	$6,486	$5,366
Sales and marketing expense	-	842	-	1,481
Product development expense	7,979	7,616	15,695	14,489
General and administrative expense	20,967	45,561	69,380	90,975
Total stock compensation expense	$32,250	$57,170	$91,561	$112,311

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

As of June 30, 2024 and December 31, 2023, the Company had 641,963 shares of its common stock classified as treasury shares on the Company’s consolidated balance sheets.

7. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, as defined by ASC Topic 260, Earnings Per Share. Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted income (loss) per share. For the six months ended June 30, 2024 and 2023, 763,736 and 650,155 of shares issuable upon the exercise of outstanding stock options, respectively, were not included in the computation of diluted net income (loss) per share because their inclusion would be antidilutive.

The following table summarizes the net loss per share calculation for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, (unaudited)		June 30, (unaudited)
	2024	2023	2024	2023
Net income (loss) – basic and diluted	$(934,151)	$135,629	$(1,426,458)	$(518,313)
Weighted average shares outstanding – basic	9,222,157	9,222,157	9,222,157	9,222,256
Weighted average shares outstanding – diluted	9,222,157	9,222,157	9,222,157	9,222,256
Per share data:
Basic	$(0.10)	$0.01	$(0.15)	$(0.07)
Diluted	$(0.10)	$0.01	$(0.15)	$(0.07)

8. Leases

On April 9, 2021, the Company entered into a lease extension agreement with Jericho Executive Center LLC (“JEC”) for the office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on December 1, 2021 and runs through November 30, 2024. The Company’s monthly office rent payments under the lease are currently approximately $7,081 per month. On May 28, 2024, the Company entered into a lease extension agreement with JEC, which extends the lease period by two years to November 30, 2026. Beginning on December 1, 2024, the monthly rent will be $6,850 per month. The new extension gives the Company an option to terminate the second year in July 2025.

As of June 30, 2024, the Company had no long-term leases that were classified as financing leases and did not have additional operating or financing leases that had not yet commenced.

As of June 30, 2024, the Company had operating lease liabilities of approximately $116,388 and operating lease right-of-use assets of approximately $116,388 which are included in the accompanying condensed consolidated balance sheets.

Total rent expense for the six months ended June 30, 2024 was $42,863, of which $3,000 was sublease income. Total rent expense for six months ended June 30, 2023 was $40,829, of which $1,500 was sublease income. Rent expense is recorded under general and administrative expense in the accompanying condensed consolidated statements of operations.

The following table summarizes the Company’s operating leases for the periods presented:

	Six Months Ended
	June 30, (unaudited)
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:	$41,802	$40,851
Weighted average assumptions:
Remaining lease term	1.4	1.4
Discount rate	2.3%	2.3%

As of June 30, 2024, future minimum payments under non-cancelable operating leases were as follows:

For the year ending December 31,	Amount
2024	42,256
2025	75,350
Total	$117,606
Less: present value adjustment	(1,218)
Present value of minimum lease payments	$116,388

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

A Markman hearing took place on February 24, 2022. On September 7, 2022, the United States Patent Office issued a reexamination of U.S. Patent No. 6,683,858, and on January 19, 2023, the Examiner issued an Ex Parte Reexamination Certificate, ending the reexamination and confirming the patentability of claims 1-10 of U.S. Patent No. 6,683,858. On June 29, 2023, the Court held a pretrial conference and denied Cisco’s motion for summary judgment. On August 1, 2024, the Court held the final pretrial conference and the trial is set to proceed on August 26, 2024.

Legal Proceedings

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of June 30, 2024.

10. Subsequent Events

NTS Acquisition Agreement

On August 11, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, PALT Merger Sub 1, Inc., a direct and wholly owned subsidiary of the Company (“First Merger Sub”), PALT Merger Sub 2, LLC, a direct and wholly owned subsidiary of the Company (“Second Merger Sub”), Newtek Technology Solutions, Inc. (“NTS”), and NewtekOne, Inc., the sole stockholder of NTS (“Newtek”), to acquire NTS through a two-step merger process. Pursuant to the Merger Agreement, following the receipt of approval by the Company’s stockholders: (i) NTS will merge with and into First Merger Sub, with NTS continuing as the surviving entity (the “Interim Surviving Entity” and such merger, the “First Step Merger”), and (ii) immediately following the consummation of the First Step Merger, the Interim Surviving Entity will merge with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity (the “Second Step Merger” and, together with the First Step Merger, the “Mergers”).

Pursuant to the Merger Agreement, as consideration for the Mergers, the Company agreed to (i) pay Newtek an amount in cash equal to $4,000,000, which is subject to customary purchase price adjustments as set forth in the Merger Agreement, including a working capital adjustment (the “Closing Cash Consideration”) and (ii) issue Newtek 4,000,000 shares (the “Closing Stock Consideration” and together with the Closing Cash Consideration, the “Closing Consideration”) of a newly created series of preferred stock, the Series A Non-Voting Common Equivalent Stock of the Company, par value $0.001 per share (the “Preferred Stock”). In addition to the Closing Consideration, the Merger Agreement provides that Newtek is entitled to receive an amount up to $5,000,000 (the “Earn-Out Amount”) based on the Company’s achievement certain cumulative average Adjusted EBITDA thresholds for the 2025 and 2026 fiscal years. The Earn-Out Amount may be paid, at the Company’s sole discretion, in cash (the “Earn-Out Cash Consideration”), in shares of Preferred Stock (the “Earn-Out Stock Consideration”) or in a combination thereof. The issuance of the Closing Stock Consideration, the Earn-Out Stock Consideration (if any) and the shares of common stock issuable upon conversion of the Preferred Stock is referred to herein as the “Parent Stock Issuance”.

Pursuant to the Merger Agreement, if the issuance of the Closing Stock Consideration or the Earn-Out Stock Consideration would cause Newtek’s “total equity” (as calculated under the Bank Holding Company Act of 1956, as amended, and as implemented and interpreted by the Board of Governors of the Federal Reserve System) in the Company to exceed 33.33% (the “Total Equity Cap”), then the number of shares of Preferred Stock issuable as Closing Stock Consideration and/or Earn-Out Stock Consideration, as applicable, will be adjusted so that the Company will issue Newtek the maximum number of shares of Preferred Stock that would not cause Newtek’s total equity to exceed the Total Equity Cap, with a corresponding increase to the Closing Cash Consideration and the Earn-Out Cash Consideration, as applicable.

As a condition to the closing of the Mergers and the transactions contemplated by the Merger Agreement, the Merger Agreement provides that the Company must effectuate the sale of its Paltalk, Camfrog, and Tinychat applications and all assets and liabilities related to such applications (the “Divestiture Transaction”). Following the Divestiture Transaction, the Company will retain (i) all patents, patent applications, and any rights or causes of action related to such applications, and (ii) any assets (including intellectual property) that are not exclusively related to such applications.

In addition, the closing of the Mergers is subject to the satisfaction of various customary closing conditions, including, among others, approval of the Parent Stock Issuance and the Divestiture Transaction by the Company’s stockholders. The Merger Agreement contains certain termination rights for both the Company and Newtek, on behalf of itself and NTS, including, among other things, if the closing has not occurred prior to February 9, 2025. In the event the Merger Agreement is terminated, neither party thereto will owe a termination fee or otherwise incur a liability to any other party under or relating to the Merger Agreement.

For the three and six months ended June 30, 2024, the Company incurred general and administrative expenses of $315,889 and $383,842, respectively, associated with the Mergers.

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that, except as set forth above, no events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2024 and 2023, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2024 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2023, all amounts herein are unaudited.

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

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act, we were eligible for a refundable employee retention tax credit (the “ERTC”) subject to certain criteria. During the year ended December 31, 2023, we applied for the ERTC and recorded a receivable in the amount of $343,045, net of related costs, which was recognized in our condensed consolidated statement of operations as other income. As of June 30, 2024, we received an aggregate of $294,833 or $228,833 net of related costs which was recorded as a reduction of the receivable on our condensed consolidated balance sheet.

NTS Acquisition Agreement

On August 11, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among us, PALT Merger Sub 1, Inc., our direct and wholly owned subsidiary (“First Merger Sub”), PALT Merger Sub 2, LLC, our direct and wholly owned (“Second Merger Sub”), Newtek Technology Solutions, Inc. (“NTS”), and NewtekOne, Inc., the sole stockholder of NTS (“Newtek”), to acquire NTS through a two-step merger process. Pursuant to the Merger Agreement, following the receipt of approval by our stockholders: (i) NTS will merge with and into First Merger Sub, with NTS continuing as the surviving entity (the “Interim Surviving Entity” and such merger, the “First Step Merger”), and (ii) immediately following the consummation of the First Step Merger, the Interim Surviving Entity will merge with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity (the “Second Step Merger” and, together with the First Step Merger, the “Mergers”).

Pursuant to the Merger Agreement, as consideration for the Mergers, we agreed to (i) pay Newtek an amount in cash equal to $4,000,000, which is subject to customary purchase price adjustments as set forth in the Merger Agreement, including a working capital adjustment (the “Closing Cash Consideration”) and (ii) issue Newtek 4,000,000 shares (the “Closing Stock Consideration” and together with the Closing Cash Consideration, the “Closing Consideration”) of a newly created series of preferred stock, the Series A Non-Voting Common Equivalent Stock of the Company, par value $0.001 per share (the “Preferred Stock”). In addition to the Closing Consideration, the Merger Agreement provides that Newtek is entitled to receive an amount up to $5,000,000 (the “Earn-Out Amount”) based on our achievement certain cumulative average Adjusted EBITDA thresholds for the 2025 and 2026 fiscal years. The Earn-Out Amount may be paid, in our sole discretion, in cash (the “Earn-Out Cash Consideration”), in shares of Preferred Stock (the “Earn-Out Stock Consideration”) or in a combination thereof. The issuance of the Closing Stock Consideration, the Earn-Out Stock Consideration (if any) and the shares of common stock issuable upon conversion of the Preferred Stock is referred to herein as the “Parent Stock Issuance”.

Pursuant to the Merger Agreement, if the issuance of the Closing Stock Consideration or the Earn-Out Stock Consideration would cause Newtek’s “total equity” (as calculated under the Bank Holding Company Act of 1956, as amended, and as implemented and interpreted by the Board of Governors of the Federal Reserve System (the “Federal Reserve”)) in the Company to exceed 33.33% (the “Total Equity Cap”), then the number of shares of Preferred Stock issuable as Closing Stock Consideration and/or Earn-Out Stock Consideration, as applicable, will be adjusted so that we will issue Newtek the maximum number of shares of Preferred Stock that would not cause Newtek’s total equity to exceed the Total Equity Cap, with a corresponding increase to the Closing Cash Consideration and the Earn-Out Cash Consideration, as applicable. Following the consummation of the Mergers and the issuance of the Closing Stock Consideration, Newtek would beneficially own approximately 30.3% of our issued and outstanding Common Stock on an as-converted and fully-diluted basis, calculated based on our outstanding shares of common stock as of August 9, 2024.

As a condition to the closing of the Mergers and the transactions contemplated by the Merger Agreement, the Merger Agreement provides that we must effectuate the sale of our Paltalk, Camfrog, and Tinychat applications and all assets and liabilities related to such applications (the “Divestiture Transaction”). Following the Divestiture Transaction, we will retain (i) all patents, patent applications, and any rights or causes of action related to such applications, and (ii) any assets (including intellectual property) that are not exclusively related to such applications.

In addition, the closing of the Mergers is subject to the satisfaction of various customary closing conditions, including, among others, approval of the Parent Stock Issuance and the Divestiture Transaction by our stockholders. The Merger Agreement contains certain termination rights for both us and Newtek, on behalf of itself and NTS, including, among other things, if the closing has not occurred prior to February 9, 2025. In the event the Merger Agreement is terminated, neither party thereto will owe a termination fee or otherwise incur a liability to any other party under or relating to the Merger Agreement.

Pursuant to the Merger Agreement, promptly following closing, the Company will cause one representative nominated by Newtek to be appointed to the Board.

Operational Highlights and Business Objectives

During the three and six months ended June 30, 2024, we executed key components of our objectives:

●

total revenue decreased by 24.7% to $2,224,625 for the three months ended June 30, 2024 and 12.6% to $4,822,355 for the six months ended June 30, 2024 compared to total revenue of $2,956,002 for the three months ended June 30, 2023 and $5,520,019 for the six months ended June 30, 2023, primarily as a result of a decrease in virtual gift revenue;

●

net loss increased by 788.8% to $934,151 for the three months ended June 30, 2024 and by 136.7% to $1,426,458 for the six months ended June 30, 2024, compared to net income of approximately $135,629 for the three months ended June 30, 2023 and net loss of approximately $602,669 for the six months ended June 30, 2023, primarily as a result of decreased revenues; and

●	cash flows used in operations decreased by 22.5% to $772,045 for the six months ended June 30, 2024, compared to $996,778 for the six months ended June 30, 2023.

For the near term, our business objectives include:

●	closing the Mergers and the Divestiture Transaction;

●	continuing our efforts to leverage the integration of ManyCam software into our Paltalk product through upselling initiatives;

●	further optimizing marketing spend to effectively realize a positive return on our investment;

●	continuing our efforts to improve user experience with ManyCam software and optimize features for both consumer and enterprise applications;

●	continuing to implement several enhancements to our live video chat applications as well as the integration of card and board games and other features focused on retention and monetization, which collectively are intended to increase user engagement and revenue opportunities;

●	continuing to develop our consumer application platform strategy by seeking potential partnerships with large third-party communities to whom we could promote a co-branded version of our video chat products and potentially share in the incremental revenues generated by these partner communities; and

●	continuing to defend our intellectual property.

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

	Three Months Ended		Six Months Ended
	June 30, (unaudited)		June 30, (unaudited)
	2024	2023	2024	2023
Net cash used in operating activities	$(251,251)	$(193,787)	$(772,045)	$(996,778)
Net (loss) income	$(934,151)	$135,629	$(1,426,458)	$(602,669)
Adjusted EBITDA	$(936,227)	$(14,945)	$(1,433,524)	$(663,239)
Net (loss) income as a percentage of total revenues	(42.0)%	4.6%	(29.6)%	(10.9)%
Adjusted EBITDA as percentage of total revenues	(42.1)%	(0.5)%	(29.7)%	(12.0)%

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

	Three Months Ended		Six Months Ended
	June 30, (unaudited)		June 30, (unaudited)
	2024	2023	2024	2023
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$(934,151)	$135,629	$(1,426,458)	$(602,669)
Interest income, net	(144,231)	(171,341)	(296,215)	(292,508)
Other income	(146,269)	(343,045)	(146,269)	(343,045)
Income tax (benefit) expense	50,591	101,059	(67,309)	51,505
Depreciation and amortization expense	205,583	205,583	411,166	411,167
Stock-based compensation expense	32,250	57,170	91,561	112,311
Adjusted EBITDA	$(936,227)	$(14,945)	$(1,433,524)	$(663,239)

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30, (unaudited)		June 30, (unaudited)
	2024	2023	2024	2023
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	36.4%	26.2%	33.8%	28.6%
Sales and marketing expense	8.7%	7.5%	7.9%	8.6%
Product development expense	54.5%	39.4%	50.3%	43.7%
General and administrative expense	53.2%	36.4%	48.2%	40.6%

Total costs and expenses	152.8%	109.4%	140.2%	121.5%
Loss from operations	(52.8)%	(9.4)%	(40.2)%	(21.5)%
Interest income, net	6.5%	5.8%	6.0%	5.3%
Other income, net	6.6%	11.6%	3.0%	6.2%
Income (loss) from operations before provision for income taxes	(39.7)%	8.0%	(31.0)%	(10.0)%
Income tax (benefit) expense	(2.3)%	(3.4)%	1.4%	(0.9)%
Net income (loss)	(42.0)%	4.6%	(29.6)%	(10.9)%

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenue

Total revenue decreased by 24.7% to $2,224,625 for the three months ended June 30, 2024 from $2,956,002 for the three months ended June 30, 2023. This decrease was primarily driven by a decrease in virtual gift revenue.

The following table sets forth our subscription revenue, advertising revenue and total revenue for the three months ended June 30, 2024 and the three months ended June 30, 2023, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended June 30,		$	%	Three Months Ended June 30,
	(unaudited)		Increase	Increase	(unaudited)
	2024	2023	(Decrease)	(Decrease)	2024	2023
Subscription revenue	$2,132,900	$2,884,989	$(752,089)	(26.1)%	95.9%	97.6%
Advertising revenue	91,725	71,013	20,712	29.2%	4.1%	2.4%
Total revenues	$2,224,605	$2,956,002	$(731,377)	(24.7)%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the three months ended June 30, 2024 decreased by $752,089, or 26.1%, as compared to the three months ended June 30, 2023. The decrease in subscription revenue was primarily driven by a decrease in virtual gift revenue. We expect that virtual gift revenue may continue to decline as customers limit their discretionary spending in light of the current economic environment.

Advertising Revenue

Our advertising revenue for the three months ended June 30, 2024 increased by $20,712, or 29.2%, as compared to the three months ended June 30, 2023. The increase in advertising revenue was primarily due to an increase in the volume of advertising impressions related to changes in the optimization of third-party advertising partners.

Costs and Expenses

Total costs and expenses for the three months ended June 30, 2024 increased by $164,985, or 5.1%, as compared to the three months ended June 30, 2023. The following table presents our costs and expenses for the three months ended June 30, 2024 and 2023, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended June 30,		$	%	Three Months Ended June 30,
	(unaudited)		Increase	Increase	(unaudited)
	2024	2023	(Decrease)	(Decrease)	2024	2023
Cost of revenue	$810,493	$774,028	$36,465	4.7%	36.4%	26.2%
Sales and marketing expense	192,517	220,512	(27,995)	(12.7)%	8.7%	7.5%
Product development expense	1,212,220	1,163,640	48,580	4.2%	54.5%	39.4%
General and administrative expense	1,183,455	1,075,520	107,935	10.0%	53.2%	36.4%
Total costs and expenses	$3,398,685	$3,233,700	$164,985	5.1%	152.8%	109.4%

Cost of revenue

Our cost of revenue for the three months ended June 30, 2024 increased by $36,465, or 4.7%, as compared to the three months ended June 30, 2023. This increase in cost of revenue is primarily due to an increase in hosting expense due to increased usage and per unit cost from web hosting providers of $20,375, an increase in ManyCam consulting fees of $9,852 and increased credit card provider fees of $6,972.

Sales and marketing expense

Our sales and marketing expense for the three months ended June 30, 2024 decreased by $27,995, or 12.7%, as compared to the three months ended June 30, 2023. The decrease in sales and marketing expense for the three months ended June 30, 2024 was primarily due to a decrease in salary-related expenses of approximately $55,653, partially offset by increased in marketing-related expenses of $28,670.

Product development expense

Our product development expense for the three months ended June 30, 2024 increased by $48,580, or 4.2%, as compared to the three months ended June 30, 2023. The increase in product development expense was primarily due to an increase in software expenses of $18,799. There was also an increase in salary-related expenses of $17,401 and dues and subscriptions expenses of $10,408.

General and administrative expense

Our general and administrative expense for the three months ended June 30, 2024 increased by $107,935 or 10.0%, as compared to the three months ended June 30, 2023. The increase in general and administrative expense for the three months ended June 30, 2024 was primarily due to an increase of approximately $249,828 in professional and tax fees. in connection with the Mergers and the transactions related thereto, which are expected to close in fourth quarter of 2024 or the first quarter of 2025. We expect that our general and administrative expense will continue to increase in future periods in connection with the Mergers. These expenses were offset by decreases in the following: public company expenses of $71,923, franchise taxes of $28,358 and stock-based compensation expense of $24,594.

Non-Operating Income

The following table presents the components of non-operating income for the three months ended June 30, 2024 and the three months ended June 30 2023, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended June 30,				Three Months Ended June 30,
	(unaudited)		$	%	(unaudited)
	2024	2023	(Decrease)	(Decrease)	2024	2023
Interest income, net	$144,231	$171,341	$(27,110)	(15.8)%	6.5%	5.8%
Other income	146,269	343,045	(196,776)	(57.4)%	6.6%	11.6%
Total non-operating income	$290,500	$514,386	$(223,886)	(43.5)%	13.1%	17.4%

Non-operating income for the three months ended June 30, 2024 was $290,500, a decrease of $223,886, or 43.5%, as compared to non-operating income of $514,386 for the three months ended June 30, 2023. The decrease in non-operating income was primarily a result of the ERTC refund recognized in June 2023.

Income Taxes

Our provision for income taxes consists of federal, foreign and state taxes, as applicable, in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the three months ended June 30, 2024 and June 30, 2023, we recorded an income tax provision of $50,591 and $101,058, respectively, consisting primarily of federal, foreign, state and local taxes.

As of June 30, 2024, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Six Months Ended June 30, 2024 Compared to Six Months Ended June, 2023

Revenue

Total revenue decreased by 12.6% to $4,822,355 for the six months ended June 30, 2024 from $5,520,019 for the six months ended June 30, 2023. This decrease was primarily driven by a decrease in virtual gift revenue in the three months ended June 30, 2024.

The following table sets forth our subscription revenue, advertising revenue and total revenue for the six months ended June 30, 2024 and the six months ended June 30, 2023, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Six Months Ended		$	%	Six Months Ended
	June 30,		Increase	Increase	June 30,
	2024	2023	(Decrease)	(Decrease)	2024	2023
Subscription revenue	$4,615,882	$5,390,659	$(774,777)	(14.4)%	95.7%	97.7%
Advertising revenue	206,473	129,360	77,113	59.6%	4.3%	2.3%
Total revenues	$4,822,355	$5,520,019	$(697,664)	(12.6)%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the six months ended June 30, 2024 decreased by $774,777 or 14.4%, as compared to the six months ended June 30, 2023. The decrease in subscription revenue was primarily driven by a decrease in virtual gifts across the Paltalk and Camfrog applications during the three months ended June 30, 2024.

Advertising Revenue

Our advertising revenue for the six months ended June 30, 2024 increased by $77,113 or 59.6%, as compared to the six months ended June 30, 2023. The increase in advertising revenue was primarily due to an increase in the volume of advertising impressions related to changes in the optimization of third-party advertising partners.

Costs and Expenses

Total costs and expenses for the six months ended June 30, 2024 increased by $51,870, or 0.8%, as compared to the six months ended June 30, 2023. The following table presents our costs and expenses for the six months ended June 30, 2024 and 2023, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Six Months Ended June 30,		$	%	Six Months Ended March 31,
	(unaudited)		Increase	Increase	(unaudited)
	2024	2023	(Decrease)	(Decrease)	2024	2023
Cost of revenue	$1,629,568	$1,576,503	$53,065	3.4%	33.8%	28.6%
Sales and marketing expense	383,111	475,380	(92,269)	(19.4)%	7.9%	8.6%
Product development expense	2,423,921	2,412,222	11,699	0.5%	50.3%	43.7%
General and administrative expense	2,322,006	2,242,631	79,375	3.5%	48.2%	40.6%
Total costs and expenses	$6,758,606	$6,706,736	$51,870	0.8%	140.2%	121.5%

Cost of revenue

Our cost of revenue for the six months ended June 30, 2024 increased by $53,065, or 3.4%, as compared to the six months ended June 30, 2023. This increase was primarily due to an increase in hosting expenses.

Sales and marketing expense

Our sales and marketing expense for the six months ended June 30, 2024 decreased by $92,269, or 19.4%, as compared to the six months ended June 30, 2023. The decrease in sales and marketing expense for the six months ended June 30, 2024 was primarily due to a decrease in salary-related expenses ($114,375) and partially offset by an increase of marketing user acquisition expenses, including agent fees and marketing and branding expense ($20,869).

Product development expense

Our product development expense for the six months ended June 30, 2024 increased by $11,699, or 0.5%, as compared to the six months ended June 30, 2023. The increase was primarily due to an increase in dues and subscriptions of $39,010 and salary-related expenses of $29,093, slightly offset by decreased software expense cost of $60,723.

General and administrative expense

Our general and administrative expense for the six months ended June 30, 2024 increased by $79,375, or 3.5%, as compared to the six months ended June 30, 2023. The increase in general and administrative expense for the six months ended June 30, 2024 was due to an increase of approximately $278,078 in professional and tax fees in connection with the Mergers and the transactions related thereto, which are expected to close in fourth quarter of 2024 or the first quarter of 2025. We expect that our general and administrative expense will continue to increase in future periods in connection with the Mergers. These expenses were offset by decreases in public company expenses of $94,928 and franchise taxes of $117,000.

Non-Operating Income

The following table presents the components of non-operating income for the six months ended June 30, 2024 and the six months ended June 30, 2023, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Six Months Ended				Six Months Ended
	June 30, (unaudited)		$ Increase	% Increase	June 30, (unaudited)
	2024	2023	(Decrease)	(Decrease)	2024	2023
Interest income, net	$296,215	$292,508	$3,707	1.3%	6.0%	5.3%
Other income	146,269	343,045	(196,776)	(57.4)%	3.0%	6.2%
Total non-operating income	442,484	635,553	$(193,069)	(30.4)%	9.0%	11.5%

Non-operating income for the six months ended June 30, 2024 was $442,484, a decrease of $193,069, or 30.4%, as compared to non-operating income of $635,553 for the six months ended June 30, 2023. The decrease in non-operating income was primarily the result of recording the ERTC in June 2023.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the six months ended June 30, 2024 and 2023, we recorded an income tax benefit of $67,309 and an income tax provision $51,504, respectively, consisting primarily of federal, foreign, state and local taxes.

As of June 30, 2024, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Liquidity and Capital Resources

	Six Months Ended June 30, (unaudited)
	2024	2023
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(772,045)	$(996,778)
Net cash used in investing activities	-	(85,000)
Net cash used in financing activities	-	(7,213)
Net decrease in cash and cash equivalents	$(772,045)	$(1,088,991)

Currently, our primary source of liquidity is cash on hand, and we believe that our cash and cash equivalents balance and our expected cash flows from operations will be sufficient to meet all of our financial obligations for one year from the date these financial statements are issued. As of June 30, 2024, we had $12,796,004 of cash and cash equivalents.

Our primary use of working capital is related to product development resources in order to maintain and create new services and features in applications for our clients and users. In particular, a significant portion of our working capital has been allocated to the improvement of our products. We are also expending our capital resources to fund strategic acquisitions, investments and partnership opportunities. For instance, on August 11, 2024, we entered into the Merger Agreement to acquire NTS through a two-step merger process. Pursuant to the Merger Agreement, as consideration for the Mergers, we agreed to (i) pay Newtek an amount in cash equal to $4,000,000, which is subject to customary purchase price adjustments as set forth in the Merger Agreement, including a working capital adjustment and (ii) issue Newtek 4,000,000 shares of Preferred Stock (subject to adjustments related to the Total Equity Cap). In addition to the consideration payable at closing, the Merger Agreement provides that Newtek is entitled to receive an amount up to $5,000,000 based on our achievement certain cumulative average Adjusted EBITDA thresholds for the 2025 and 2026 fiscal years, which may be paid, in our sole discretion, in cash, in shares of Preferred Stock or in a combination thereof (subject to adjustments related to the Total Equity Cap).

Operating Activities

Net cash used in operating activities was $772,045 for the six months ended June 30, 2024, as compared to net cash used in operating activities of $996,778 for the six months ended June 30, 2023. The decrease in the amount of cash used in operations for the six months ended June 30, 2024 was primarily attributed to cash management of payables and prepaid expenses, as compared to the six months ended June 30, 2023.

Investing Activities

There was no net cash provided by or used in investing activities for the six months ended June 30, 2024. The net cash used in investing activities during the six months ended June 30, 2023 consisted of the earn-out payment made in connection with the ManyCam acquisition.

Financing Activities

There was no net cash provided by or used in financing activities for the six months ended June 30, 2024, as compared to $7,213 of net cash used in financing activities for the six months ended June 30, 2023. This higher use of cash used in financing activities during the six months ended June 30, 2023 is attributed to a stock repurchase plan that was approved by our Board of Directors in March 2022. The stock repurchase plan expired on March 29, 2023 pursuant to its terms and has not been renewed.

Contractual Obligations and Commitments

There have been no other material changes to our contractual obligations and commitments disclosed in the contractual obligations and commitments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements.

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

During the six months ended June 30, 2024, there were no critical accounting estimates made by management that would involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material effect impact on the financial statements condition or results of operations of the Company.

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

Based on the evaluation as of June 30, 2024, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

A Markman hearing took place on February 24, 2022. On September 7, 2022, the United States Patent Office issued a reexamination of U.S. Patent No. 6,683,858, and on January 19, 2023, the Examiner issued an Ex Parte Reexamination Certificate, ending the reexamination and confirming the patentability of claims 1-10 of U.S. Patent No. 6,683,858. On June 29, 2023, the Court held a pretrial conference with the parties and denied Cisco’s motion for summary judgment. On August 1, 2024, the Court held the final pretrial conference and the trial is set to proceed on August 26, 2024.

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

ITEM 1A. RISK FACTORS

Other than as set forth below, there were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the Form 10-K during the three months ended June 30, 2024. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Form 10-K.

The Mergers may not be completed, and the Merger Agreement may be terminated in accordance with its terms, which could negatively impact the Company.

On August 11, 2024, we entered into the Merger Agreement with Newtek to acquire NTS through a two-step merger process. The consummation of the Mergers is subject to a number of conditions, including, among others, (i) the Paltalk Stockholder Approval, (ii) the absence of any governmental order enjoining or otherwise prohibiting the performance of the Merger Agreement or any of the transactions contemplated thereby, (iii) the absence of a Material Adverse Effect (as defined in the Merger Agreement) on the Company or NTS, (iv) receipt by Newtek from the Federal Reserve of regulatory approval or a non-objection notice relating to the Mergers and the transactions related thereto, and (v) the completion of the Divestiture Transaction. These closing conditions may not be fulfilled in a timely manner or at all, and, accordingly, the Mergers may not be consummated. Any delay in completing the Mergers could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Mergers are successfully consummated within our expected timeframe.

In addition, Newtek and the Company can mutually decide to terminate the Merger Agreement at any time, before or after Paltalk Stockholder Approval, or Newtek or the Company may elect to terminate the Merger Agreement in certain other circumstances.

If the Mergers are not completed for any reason, including as a result of our stockholders declining to approve the Parent Stock Issuance or the Divestiture Transaction, we would be subject to a number of risks, including the following:

●	the trading price of our common stock may be negatively impacted (including to the extent that current market prices reflect a market assumption that the Mergers and the Divestiture Transaction will be completed);

●	we may experience negative reactions from our users and other third parties with whom we do business, as well as our employees; and

●	we will have incurred substantial expenses and will be required to pay certain costs relating to the Mergers, whether or not the Mergers are completed.

Even if the Mergers are consummated, we may not be able to effectively integrate the businesses of NTS, or realize the anticipated benefits and synergies expected from the Mergers.

The success of the Mergers and the transactions contemplated thereby will depend, in part, on our ability to realize the anticipated benefits from acquiring NTS and its business. The anticipated benefits and estimates of future growth, synergies, and optimizations of the Mergers may not be realized fully or at all, may take longer to realize than expected, may not be realized or could have other adverse effects that we do not currently foresee. The failure to realize the anticipated benefits and synergies expected from the Mergers could adversely affect our business, financial condition and operating results.

In addition, the acquisition of the new business is complex, costly and time consuming, and we have devoted, and will continue to devote, significant management attention and resources to integrating the respective business practices and operations of NTS. Potential difficulties that we may encounter as part of the integration process include the following:

●	our inability to successfully combine our ManyCam and Vumber products with the business of NTS in a manner that permits us to achieve, on a timely basis or at all, the enhanced revenue opportunities, cost savings, and other benefits anticipated to result from the Mergers;

●	complexities associated with managing our existing business and NTS, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of NTS in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

●	the assumption of contractual obligations with less favorable or more restrictive terms; and

●	potential unknown liabilities and unforeseen increased expenses or delays associated with the transactions.

In addition, because NTS previously operated under Newtek, it is possible that the integration process could result in:

●	NTS not operating as efficiently or effectively as it operated under Newtek; and

●	the disruption of, or the loss of momentum in, our ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Any of these issues could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the Mergers or could negatively impact our earnings or otherwise adversely affect our business and financial results.

The announcement and pendency of the Mergers and the other transactions contemplated by the Merger Agreement, including the Divestiture Transaction, whether or not completed, may adversely affect our business.

The announcement and pendency of the Mergers, including the Divestiture Transaction, may adversely affect the trading price of our common stock, our business or our relationships with our users, consultants and employees. Third parties may be unwilling to enter into material agreements with respect to our business in light of the proposed transactions. In addition, new or existing customers, suppliers and business partners of NTS may prefer to enter into agreements with NTS’ competitors who have not expressed an intention to sell their business because customers, suppliers and business partners may perceive that such new relationships are likely to be more stable. Additionally, our employees may become concerned about the future of our business and NTS and lose focus or seek other employment.

Uncertainties associated with the Mergers may cause a loss of management personnel and other key employees, which could adversely affect our future business and operations.

We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Our success after the Mergers will depend in part upon our ability to retain key management personnel and other key employees. Current and prospective employees may experience uncertainty about their roles within our company or other concerns regarding the operations of our company following the transactions, any of which may have an adverse effect on our ability to retain or attract key management and other key personnel.

In addition, the loss of key personnel could diminish the anticipated benefits of the Mergers and cause the integration of NTS to be more difficult. Furthermore, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the business of our company and NTS. We may not be able to retain or attract key management personnel and other key employees of NTS to the same extent that we have previously been able to retain or attract our own employees.

If we fail to complete the Divestiture Transaction, our business and financial performance may be adversely affected.

The completion of the Divestiture Transaction contemplated by the Merger Agreement is subject to various conditions, including the negotiation of a definitive agreement with a potential buyer in the timeframe required by the Merger Agreement and the approval of the Divestiture Transaction by our stockholders, either of which may not be satisfied in a timely manner or at all.

If the Divestiture Transaction is not completed, we may have difficulty recouping the costs incurred in connection with negotiating the Divestiture Transaction. Our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the Divestiture Transaction, and we will have incurred significant third-party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.

Furthermore, if the Divestiture Transaction is not completed, the resulting announcement of the termination of the Merger Agreement may adversely affect our relationships with our users and employees, which could have a material adverse impact on our ability to effectively operate our business, which could have further adverse effects on our business, results of operations and the trading price of our common stock.

Through the Mergers, we are attempting to enter a new line of business which is highly competitive and regulated.

Entering a new line of business has many risks, including obtaining sufficient capital to cover integration expenses and to continue to fund operations until sales are sufficient to fund ongoing operations. A new business line may never generate significant revenues, bring products and services to market or have enough sales to be profitable, as the case may be. With respect to any new line of business, we may have competitors that are better established in the market, have greater experience with such line of business or have greater resources than we do. We anticipate that products and services of NTS will be developed for and distributed to the market, but there can be no guaranty that sufficient revenue to support operations will ever be generated. Furthermore, certain of our current employees may have limited experience with dedicated server hosting, cloud hosting, data storage, managed security, backup and disaster recovery, and other related services and may have limited experience with respect to any other line of business we may enter into as we seek to expand NTS’s operations.

Sales of substantial amounts of shares of our common stock following the Mergers, including shares issuable upon conversion of the Preferred Stock, could depress our stock price.

The market price of our common stock may fluctuate significantly following completion of the Mergers, and holders of our common stock could lose some or all of the value of their investment. Our historic stockholders may decide to reduce their investment in our Company as a result of the changes to our business in connection with the Mergers. These sales of our common stock (or the perception that these sales may occur) could have the effect of depressing the market price for our common stock. In addition, our financial position after completion of the Mergers may differ from our financial position before the completion of the Mergers, and our results of operations and/or cash flows after the completion of the Mergers may be affected by factors different from those currently affecting our results of operations and/or cash flows, all of which could adversely affect the market price of our common stock. Furthermore, the stock market has experienced significant price and volume fluctuations recently, which, if such fluctuations continue to occur, could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance.

Following the consummation of the Mergers and the issuance of the Closing Stock Consideration, Newtek would beneficially own approximately 30.3% of our issued and outstanding common stock on an as-converted and fully-diluted basis, calculated based on the outstanding shares of the Company as of August 9, 2024.The shares of our common stock issuable upon conversion of the Preferred Stock issued to Newtek (the will become freely tradable once registered pursuant to the Registration Rights Agreement between us and Newtek, which will become effective at the closing of the Mergers. Once registered, the shares of common stock underlying the Preferred Stock held by Newtek will have no restrictions, other than described below, and such shares generally will not require further registration under the Securities Act, provided, however, that any stockholders who are deemed to be affiliates of us will be subject to the resale restrictions of Rule 144 under the Securities Act.

Pursuant to the Registration Rights Agreement, Newtek will be subject to certain lockup and transfer restrictions with respect to the Preferred Stock for one year following the closing of the Mergers. Following this lockup period, Newtek may wish to dispose of some or all of its interests in the Company, and as a result may seek to sell its shares of Preferred Stock. Any such sale (or the perception that any such a sale may occur), coupled with the increase in the outstanding number of shares of our common stock following the conversion of the Preferred Stock upon transfer, may affect the market for, and the market price of, shares of common stock in an adverse manner.

We may be the target of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the Mergers from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into acquisition agreements. Defending against these claims can result in substantial costs and divert management time and resources, even if the lawsuits are without merit. An adverse judgment could result in monetary damages, which could have a negative impact on our business, results of operations and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Mergers, the injunction may delay or prevent the Mergers from being completed, which may adversely affect our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended June 30, 2024 that were not previously reported on a Current Report on Form 8-K.

Issuer Purchases of Common Stock

During the three months ended June 30, 2024, the Company did not repurchase any shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)	Exhibits required to be filed by Item 601 of Regulation S-K.

The following exhibits are included herein or incorporated herein by reference:

Exhibit
Number	Description

2.1#	Securities Purchase Agreement, dated June 9, 2022, by and among ManyCam ULC, Visicom Media Inc., 2434936 Alberta ULC and Paltalk, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed June 10, 2022 by the Company with the SEC).
2.2#	Agreement and Plan of Merger, dated August 11, 2024, by and among Paltalk, Inc., PALT Merger Sub 1, Inc., PALT Merger Sub 2, LLC, Newtek Technology Solutions, Inc. and NewtekOne, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on August 12, 2024 by the Company with the SEC).
3.1	Certificate of Incorporation of Paltalk, Inc. (as amended through May 11, 2023) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2023 by the Company with the SEC).
3.2	Amended and Restated Bylaws of Paltalk, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 17, 2023 by the Company with the SEC).
4.1	Specimen Stock Certificate of Paltalk, Inc. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of the Company filed on March 23, 2023 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Paltalk, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Paltalk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paltalk, Inc.

Date: August 13, 2024	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Paltalk, Inc.

Date: August 13, 2024	By:	/s/ Kara Jenny
Kara Jenny
Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)