Form 10-Q
period 2024-09-30
PALTALK, INC.
filed 2024-11-12
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2024
Common Stock, par value $0.001 per share	9,236,987*

*	Excludes 641,963 shares of common stock that are held as treasury stock by Paltalk, Inc.

PALTALK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to consummate the Mergers (as defined herein), including our ability to complete the Divestiture (as defined herein) that is a condition thereto, and realize the anticipated benefits and synergies expected from the Mergers once consummated;

●	our ability to effectively market and generate revenue from our applications;

●	our ability to generate and maintain active users and to effectively monetize our user base;

●	our ability to update our applications to respond to rapid technological changes;

●	the intense competition in the industry in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	our ability to consummate favorable acquisitions and effectively integrate any companies or properties that we acquire;

●	the impact of any economic recession and the overall inflationary environment on our results of operations and our business;

●	the dependence of our applications on mobile platforms and operating systems that we do not control, including our heavy reliance on the platforms of Apple, Facebook and Google and their ability to discontinue, limit or restrict access to their platforms by us or our applications, change their terms and conditions or other policies or features (including restricting methods of collecting payments, sending notifications or placing advertisements), establish more favorable relationships with one or more of our competitors or develop applications or features that compete with our applications;

●	our ability to develop, establish and maintain strong brands;

●	our reliance on our executive officers and consultants;

●	our ability to adapt or modify our applications for the international market and derive revenue therefrom;

●	the ability of foreign governments to restrict access to our applications or impose new regulations;

●	the reliance of our mobile applications on having a mobile data plan and/or Wi-Fi access to gain internet connectivity;

●	the effect of security breaches, computer viruses and cybersecurity incidents;

●	our reliance upon credit card processors and related merchant account approvals and the impact of chargeback liabilities that we may face from credit card processors;

●	the possibility that our users or third parties may be physically or emotionally harmed following interaction with other users;

ii

●	our ability to obtain additional capital or financing when and if necessary, to execute our business plan, including through offerings of debt or equity or sale of any of our assets;

●	the risk that we may face litigation resulting from the transmission of information through our applications;

●	the effects of current and future government regulation, including tax laws and laws and regulations regarding the use of the internet, privacy, cybersecurity and protection of user data;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to protect our intellectual property rights;

●	our ability to maintain effective internal controls over financial reporting;

●	our ability to offset fees associated with the distribution platforms that host our applications;

●	our reliance on internally derived data to accurately report user metrics and other measures of our performance;

●	our ability to release new applications or improve upon or add features to existing applications on schedule or at all;

●	our reliance on third-party investor relations firms to help create awareness of our Company and compliance by such third parties with regulatory requirements related to promotional reports; and

●	our ability to attract and retain qualified employees and consultants.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALTALK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$12,056,085	$13,568,049
Accounts receivable, net of allowances of $13,264 as of September 30, 2024 and $23,326 as of December 31, 2023, respectively	114,856	92,704
Employee retention tax credit receivable, net	114,212	114,212
Prepaid expense and other current assets	868,428	990,634
Total current assets	13,153,581	14,765,599
Operating lease right-of-use assets	95,306	77,005
Goodwill	6,326,250	6,326,250
Intangible assets, net	2,087,727	2,704,477
Other assets	13,937	13,937
Total assets	$21,676,801	$23,887,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,426,124	$792,053
Accrued expenses and other current liabilities	213,377	226,120
Operating lease liabilities, current portion	81,645	77,005
Deferred subscription revenue	2,067,220	2,043,362
Total current liabilities	3,788,366	3,138,540
Operating lease liabilities, non-current portion	13,661	-
Deferred tax liability	511,893	614,041
Total liabilities	4,313,920	3,752,581
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 9,864,120 shares issued and 9,236,987 shares outstanding as of September 30, 2024 and 9,222,157 shares outstanding as of December 31, 2023, respectively	9,879	9,864
Treasury stock, 641,963 shares repurchased as of September 30, 2024 and December 31, 2023, respectively	(1,199,337)	(1,199,337)
Additional paid-in capital	36,372,615	36,208,728
Accumulated deficit	(17,820,276)	(14,884,568)
Total stockholders’ equity	17,362,881	20,134,687
Total liabilities and stockholders’ equity	$21,676,801	$23,887,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Subscription revenue	$2,033,324	$2,673,333	$6,649,206	$8,063,992
Advertising revenue	87,910	94,606	294,383	223,966
Total revenues	2,121,234	2,767,939	6,943,589	8,287,958
Costs and expenses:
Cost of revenue	760,166	826,662	2,389,734	2,403,165
Sales and marketing expense	202,876	210,573	585,987	685,953
Product development expense	1,209,326	1,193,430	3,633,247	3,605,652
General and administrative expense	1,636,400	926,690	3,958,406	3,169,321

Total costs and expenses	3,808,768	3,157,355	10,567,374	9,864,091
Loss from operations	(1,687,534)	(389,416)	(3,623,785)	(1,576,133)
Interest income, net	157,517	169,925	453,732	462,433
Other income, net	-	-	146,269	343,045
Loss from operations before provision for income taxes	(1,530,017)	(219,491)	(3,023,784)	(770,655)
Income tax benefit (expense)	20,767	37,915	88,076	(13,590)
Net loss	$(1,509,250)	$(181,576)	$(2,935,708)	$(784,245)

Net loss per share of common stock:
Basic	$(0.16)	$(0.02)	$(0.32)	$(0.09)
Diluted	$(0.16)	$(0.02)	$(0.32)	$(0.09)
Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic	9,227,307	9,222,157	9,223,886	9,222,223
Diluted	9,227,307	9,222,157	9,223,886	9,222,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Common	Stock	Treasury	Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	9,864,120	$9,864	(636,771)	$(1,192,124)	$35,973,735	$(13,817,233)	$20,974,242
Stock-based compensation expense	-	-	-	-	55,141	-	55,141
Repurchases of common stock	-	-	(5,192)	(7,213)	-	-	(7,213)
Net loss	-	-	-	-	-	(738,298)	(738,298)
Balance at March 31, 2023	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,028,876	$(14,555,531)	$20,283,872
Stock-based compensation expense	-	-	-	-	57,170	-	57,170
Net income	-	-	-	-	-	135,629	135,629
Balance at June 30, 2023	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,086,046	$(14,419,902)	$20,476,671
Stock-based compensation expense	-	-	-	-	57,380	-	57,380
Net loss	-	-	-	-	-	(181,576)	(181,576)
Balance at September 30, 2023	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,143,426	$(14,601,478)	$20,352,475

Balance at December 31, 2023	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,208,728	$(14,884,568)	$20,134,687
Stock-based compensation expense	-	-	-	-	59,311	-	59,311
Net loss	-	-	-	-	-	(492,307)	(492,307)
Balance at March 31, 2024	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,268,039	$(15,376,875)	$19,701,691
Stock-based compensation expense	-	-	-	-	32,250	-	32,250
Net loss	-	-	-	-	-	(934,151)	(934,151)
Balance at June 30, 2024	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,300,289	$(16,311,026)	$18,799,790
Stock-based compensation expense	-	-	-	-	32,569	-	32,569
Proceeds from the exercise of employee stock options	14,830	15	-	-	39,757	-	39,772
Net loss	-	-	-	-	-	(1,509,250)	(1,509,250)
Balance at September 30, 2024	9,878,950	$9,879	(641,963)	(1,199,337)	36,372,615	(17,820,276)	$17,362,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,935,708)	$(784,245)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Amortization of intangible assets	616,750	616,750
Amortization of operating lease right-of-use assets	62,884	61,454
Credit loss expense	8,794	10,000
Income tax benefit	(14,072)	-
Deferred tax benefit	(88,076)	(18,219)
Stock-based compensation	124,130	169,691
Changes in operating assets and liabilities:
Accounts receivable	(30,946)	(30,925)
Operating lease liability	(62,884)	(61,454)
Prepaid expense and other current assets	122,206	(279,448)
Accounts payable, accrued expenses and other current liabilities	621,328	(493,177)
Employee retention tax credit receivable, net	-	(114,212)
Deferred subscription revenue	23,858	(56,935)
Net cash used in operating activities	(1,551,736)	(980,720)
Cash flows from investing activities:
Payment of contingent consideration	-	(85,000)
Net cash used in investing activities	-	(85,000)
Cash flows from financing activities:
Proceeds from the exercise of employee stock options	39,772	-
Purchase of treasury stock	-	(7,213)
Net cash provided by (used in) financing activities	39,772	(7,213)
Net decrease in cash and cash equivalents	(1,511,964)	(1,072,933)
Balance of cash and cash equivalents at beginning of period	13,568,049	14,739,933
Balance of cash and cash equivalents at end of period	$12,056,085	$13,667,000
Supplemental disclosure of cash flow information:
Cash paid during the periods:
Interest	$-	$512
Taxes	$9,550	$23,551

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

Recent Developments

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

Pursuant to the Merger Agreement, as consideration for the Mergers, the Company agreed to (i) pay Newtek an amount in cash equal to $4,000,000, which is subject to customary purchase price adjustments as set forth in the Merger Agreement, including a working capital adjustment (the “Merger Closing Cash Consideration”) and (ii) issue Newtek 4,000,000 shares (the “Merger Closing Stock Consideration” and together with the Merger Closing Cash Consideration, the “Merger Closing Consideration”) of a newly created series of preferred stock, the Series A Non-Voting Common Equivalent Stock of the Company, par value $0.001 per share (the “Preferred Stock”). In addition to the Merger Closing Consideration, the Merger Agreement provides that Newtek is entitled to receive an amount up to $5,000,000 (the “Merger Earn-Out Amount”) based on the Company’s achievement certain cumulative average Adjusted EBITDA thresholds for the 2025 and 2026 fiscal years. The Merger Earn-Out Amount may be paid, at the Company’s sole discretion, in cash (the “Merger Earn-Out Cash Consideration”), in shares of Preferred Stock (the “Merger Earn-Out Stock Consideration”) or in a combination thereof. The issuance of the Merger Closing Stock Consideration, the Merger Earn-Out Stock Consideration (if any) and the shares of common stock issuable upon conversion of the Preferred Stock is referred to herein as the “Parent Stock Issuance”.

Pursuant to the Merger Agreement, if the issuance of the Merger Closing Stock Consideration or the Merger Earn-Out Stock Consideration would cause Newtek’s “total equity” (as calculated under the Bank Holding Company Act of 1956, as amended, and as implemented and interpreted by the Board of Governors of the Federal Reserve System) in the Company to exceed 33.33% (the “Total Equity Cap”), then the number of shares of Preferred Stock issuable as Merger Closing Stock Consideration and/or Merger Earn-Out Stock Consideration, as applicable, will be adjusted so that the Company will issue Newtek the maximum number of shares of Preferred Stock that would not cause Newtek’s total equity to exceed the Total Equity Cap, with a corresponding increase to the Merger Closing Cash Consideration and the Merger Earn-Out Cash Consideration, as applicable.

As a condition to the closing of the Mergers and the transactions contemplated by the Merger Agreement, the Merger Agreement provides that the Company must effectuate the sale of its Paltalk, Camfrog, and Tinychat applications and all assets and liabilities related to such applications. Subsequent to the parties’ entry into the Merger Agreement, Newtek agreed to waive the condition requiring the sale of the Company’s “Tinychat” application so long as all operations of Tinychat have ceased upon the closing of the Mergers.

In addition, the closing of the Mergers is subject to the satisfaction of various customary closing conditions, including, among others, approval of the Parent Stock Issuance and the Divestiture by the Company’s stockholders. The Merger Agreement contains certain termination rights for both the Company and Newtek, on behalf of itself and NTS, including, among other things, if the closing has not occurred prior to February 9, 2025. In the event the Merger Agreement is terminated, neither party thereto will owe a termination fee or otherwise incur a liability to any other party under or relating to the Merger Agreement.

For the three and nine months ended September 30, 2024, the Company incurred general and administrative expenses of $749,726 and $1,136,476, respectively, associated with the Mergers.

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

Employee Retention Tax Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act, the Company was eligible for a refundable employee retention tax credit (the “ERTC”), subject to certain criteria. During the year ended December 31, 2023, the Company applied for the ERTC and recorded a receivable in the amount of $343,045, net of related costs, which was recognized in the Company’s condensed consolidated statement of operations as other income. As of September 30, 2024, the Company received an aggregate of $294,833, or $228,833 net of related costs, which was recorded as a reduction of the receivable on the Company’s condensed consolidated balance sheet.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheets and statements of operations, cash flows and changes in stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the three and nine months ended September 30, 2024 are not necessarily indicative of results for the year ending December 31, 2024, or for any other period.

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2024, there were no significant changes made to the Company’s significant accounting policies.

For a detailed discussion about the Company’s significant accounting policies, see the Form 10-K.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.  The IR Act was not applicable to the Company during the year ended December 31, 2023 or the nine months ended September 30, 2024, given that repurchases of stock during such periods, if any, were below the threshold required to be subject to taxation.

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

Subscription Revenue

The Company generates subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the nine months ended September 30, 2024 and 2023, subscriptions were offered in durations of one-, three-, six-, twelve-month and twenty four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred subscription revenue in the accompanying condensed consolidated balance sheets. Deferred subscription revenue at December 31, 2023 was $2,043,362, of which $1,525,120 was subsequently recognized as subscription revenue during the nine months ended September 30, 2024. The ending balance of deferred subscription revenue at September 30, 2024 and 2023 was $2,067,220 and $2,200,517, respectively.

In addition, the Company offers virtual gifts to its users. Users may purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts are given among users to enhance communication and are typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts are credited to the users’ account and are under the users’ control. Virtual gift revenue is recognized upon the users’ redemption of virtual gifts at the fixed transaction price and included in subscription revenue in the accompanying condensed consolidated statements of operations. Virtual gift revenue is presented as deferred revenue in the condensed consolidated balance sheets until virtual gifts are redeemed. Virtual gift revenue was $647,779 and $1,110,396 for the three months ended September 30, 2024 and 2023, respectively. Virtual gift revenue was $2,351,550 and $3,432,709 for the nine months ended September 30, 2024 and 2023, respectively. The ending balance of deferred revenue from virtual gifts, which is included in deferred subscription revenue at September 30, 2024 and 2023 was $547,826 and $515,532, respectively.

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

3. Intangible Assets, Net

Intangible assets, net consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024 (unaudited)			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$50,000	$(38,125)	$11,875	$50,000	$(36,250)	$13,750
Trade names, trademarks product names, URLs	1,022,425	(706,096)	316,329	1,022,425	(644,390)	378,035
Internally developed software	4,180,005	(2,713.051)	1,466,954	4,180,005	(2,478,408)	1,701,597
Subscriber/customer relationships	3,553,102	(3,260,533)	292,569	3,553,102	(2,942,007)	611,095
Total intangible assets	$8,805,532	$(6,717,805)	$2,087,727	$8,805,532	$(6,101,055)	$2,704,477

Amortization expense for the three and nine months ended September 30, 2024 was $205,584 and $616,750, respectively, as compared to $205,583 and $616,750 for the three and nine months ended September 30, 2023, respectively. The aggregate amortization expense for each of the next five years is estimated to be $204,937 for the remainder of 2024, $568,529 in 2025, $382,133 in 2026, $382,133 in 2027, $382,133 in 2028 and $167,862 in 2029.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	September 30,	December 31,
	2024	2023
	(unaudited)
Compensation, benefits and payroll taxes	$68,850	$91,250
Other accrued expenses	144,527	134,870
Total accrued expenses and other current liabilities	$213,377	$226,120

5. Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three and nine months ended September 30, 2024, the Company recorded an income tax benefit of $20,767 and $88,076, respectively. The effective tax rate for the three and nine months ended September 30, 2024 was 2.00% and 3.38%, respectively. The effective tax rate differs from the statutory rate of 21%, primarily related to changes in the Company’s valuation allowance, differences in foreign tax rates from the U.S. statutory rate of 21%, and state and local taxes. The Company continues to conclude that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis and maintains a full valuation allowance against such deferred tax assets.

For the three and nine months ended September 30, 2023, the Company recorded an income tax benefit of $37,915 and income tax provision of $13,590, respectively, primarily related to foreign, state and local taxes. The effective tax rate for the three and nine months ended September 30, 2023 was 17.27% and (1.76)%, respectively. The effective tax rate differs from the statutory rate of 21% as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

6. Stockholders’ Equity

The Paltalk, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 16,976 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The Paltalk, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of September 30, 2024, there were 607,685 shares available for future issuance under the 2016 Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the nine months ended September 30, 2024:

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

The following table summarizes stock option activity during the nine months ended September 30, 2024:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2024	740,814	$3.32
Granted during the period	28,000	2.78
Exercised during the period	(14,830)	2.68
Expired, during the period	(14,820)	10.13
Outstanding at September 30, 2024	739,164	$3.17
Exercisable at September 30, 2024	574,277	$3.48

At September 30, 2024, there was $257,519 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.4 years.

On September 30, 2024, the aggregate intrinsic value of stock options that were outstanding and exercisable was $492,169 and $306,498, respectively. On September 30, 2023, the aggregate intrinsic value of stock options that were outstanding and exercisable was $20,430 and $19,867, respectively. The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the nine months ended September 30, 2024, the Company granted stock options to members of the Board of Directors to purchase an aggregate of 24,000 shares of common stock at an exercise price of $2.78 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2024 and have a term of ten years. During the nine months ended September 30, 2024, the Company also granted options to employees to purchase an aggregate of 4,000 shares of common stock. These options vest in four equal annual installments over four years, have a term of ten years and have an exercise price of $2.78. The aggregate fair value for the options granted during the nine months ended September 30, 2024 and 2023 was $72,240 and $90,380, respectively.

During the three months ended September 30, 2024, 14,830 stock options were exercised. These stock options had an average exercise price of $2.68 per share and a weighted average share price of $4.12 per share on the date of exercise. Net proceeds to the Company in connection with the exercise of these stock options were approximately $39,772, and the aggregate intrinsic value of the stock options exercised was $21,341. No stock options were exercised during the three months ended September 30, 2023.

Stock-based compensation expense for the Company’s stock options included in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
	2024	2023	2024	2023
Cost of revenue	$3,346	$3,189	$9,832	$8,555
Sales and marketing expense	-	524	-	2,005
Product development expense	8,091	7,714	23,786	22,203
General and administrative expense	21,132	45,953	90,512	136,928
Total stock compensation expense	$32,569	$57,380	$124,130	$169,691

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

As of September 30, 2024 and December 31, 2023, the Company had 641,963 shares of its common stock classified as treasury shares on the Company’s consolidated balance sheets.

7. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, as defined by ASC Topic 260, Earnings Per Share. Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted income (loss) per share. For the nine months ended September 30, 2024 and 2023, 739,164 and 642,749 of shares issuable upon the exercise of outstanding stock options, respectively, were not included in the computation of diluted net income (loss) per share because their inclusion would be antidilutive.

The following table summarizes the net loss per share calculation for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
	2024	2023	2024	2023
Net loss – basic and diluted	$(1,509,250)	$(181,576)	$(2,935,708)	$(784,245)
Weighted average shares outstanding – basic	9,227,307	9,222,157	9,223,886	9,222,223
Weighted average shares outstanding – diluted	9,227,307	9,222,157	9,223,886	9,222,223
Per share data:
Basic	$(0.16)	$(0.02)	$(0.32)	$(0.09)
Diluted	$(0.16)	$(0.02)	$(0.32)	$(0.09)

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

As of September 30, 2024, the Company had no long-term leases that were classified as financing leases and did not have additional operating or financing leases that had not yet commenced.

As of September 30, 2024, the Company had operating lease liabilities of approximately $95,306 and operating lease right-of-use assets of approximately $95,306, which are included in the accompanying condensed consolidated balance sheets.

Total rent expense for the nine months ended September 30, 2024 was $62,883, of which $4,500 was sublease income. Total rent expense for nine months ended September 30, 2023 was $61,529, of which $4,500 was sublease income. Rent expense is recorded under general and administrative expense in the accompanying condensed consolidated statements of operations.

The following table summarizes the Company’s operating leases for the periods presented:

	Nine Months Ended
	September 30, (unaudited)
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:	$62,833	$61,454
Weighted average assumptions:
Remaining lease term	1.2	1.8
Discount rate	2.3%	2.3%

As of September 30, 2024, future minimum payments under non-cancelable operating leases were as follows:

For the year ending December 31,	Amount
2024	21,013
2025	75,349
Total	$96,362
Less: present value adjustment	(1,056)
Present value of minimum lease payments	$95,306

9. Commitments and Contingencies

Patent Litigation

On July 23, 2021, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit (the “Lawsuit”) against WebEx Communications, Inc., Cisco WebEx LLC, and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas (the “Court”). The Company alleges that certain of Cisco’s products have infringed U.S. Patent No. 6,683,858, and that the Company is entitled to damages.

On August 29, 2024, the jury awarded the Company $65.7 million (the “Award”) in a jury verdict in connection with the Lawsuit. On October 8, 2024, an order granting a motion for final judgment was entered into in the Court in connection with Lawsuit in favor of the Company in the amount of the Award and started the time for filing any post-trial motions or appeal.

The exact amount of the Award proceeds to be received by the Company (including any interest related thereto) will be determined based on a number of factors and will reflect the deduction of significant litigation-related expenses, including legal fees. Consequently, the Company estimates that it would receive no more than one third of the gross proceeds in connection with the Award, subject to post-trial proceedings (including any potential appellate proceedings by Cisco).

Legal Proceedings

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of September 30, 2024.

10. Subsequent Events

Divestiture Agreement

On November 7, 2024, the Company entered into an Asset Purchase Agreement (the “Divestiture Agreement”), by and among the Company, Paltalk Holdings, Inc. (“Paltalk Holdings”), Paltalk Software, Inc. (“Paltalk Software”), Camshare, Inc. (“Camshare”), A.V.M. Software, Inc. (“AVM”), Vumber, LLC (“Vumber” and, collectively with the Company, Paltalk Holdings, Paltalk Software, Camshare, and AVM, the “Sellers,” and each individually, a “Seller”), and Meteor Mobile Holdings, Inc., a Delaware corporation (the “Buyer”), pursuant to which the Company agreed to sell to the Buyer the Company’s telecommunications services provider, “Vumber”, as well as its “Paltalk” and “Camfrog” applications and certain assets and liabilities related to such services provider and applications (the “Divestiture”). Following the Divestiture, the Company will no longer be engaged in the business of providing video-based, live streaming, virtual camera and telecommunications software to consumers, as and to the extent such businesses are currently conducted by the Company pursuant to the “Vumber,” “Paltalk” and “Camfrog” applications (the “Business”).

Pursuant to the Divestiture Agreement, the Buyer agreed to (i) acquire certain assets of the Sellers relating to the “Vumber,” “Paltalk” and “Camfrog” applications, including, among other things, the Sellers’ intellectual property and technology, the rights of the Sellers under certain contracts, all rights to any actions of any nature available to or being pursued by Seller to the extent related to the Business, the Transferred Assets (as defined below) or the assumed liabilities, whether arising by way of counterclaim or otherwise, other than any such action to the extent related to certain excluded assets or excluded liabilities, all of the Sellers’ rights under warranties, indemnities and all similar rights against third parties to the extent related to any Transferred Assets, all rights to insurance proceeds to the extent received or receivable in respect of the Business, the Transferred Assets or the assumed liabilities, all documents that are related to the Business, and all goodwill and the going concern value of the Business, other than certain excluded assets (collectively, the “Transferred Assets”) and (ii) assume all of the liabilities of the Sellers arising out of or relating to the Business or the Transferred Assets other than certain excluded liabilities, in each case upon the terms and subject to the conditions set forth in the Divestiture Agreement, for aggregate consideration of $1.35 million (the “Divestiture Closing Consideration”), to be paid by the Buyer to the Company in cash on the closing date of the Divestiture (the “Divestiture Closing”). Pursuant to the Divestiture Agreement, the Sellers will retain all patents and patent applications and any rights or causes of action related to such patents and patent applications (including the Company’s previously disclosed patent litigation against Cisco Systems, Inc.).

In addition to the Divestiture Closing Consideration, the Sellers are entitled to receive, with respect to each Earn-Out Period described below, certain payments in cash based on the cash revenue, net of any refunds, received by the Buyer that is attributable to the Business (“Revenue”), as follows:

●	from the six-month period beginning on July 1, 2025 and ending on December 31, 2025 (“Earn-Out Period 1”), an amount equal to (i) for any Revenue greater than or equal to $3,500,000 and less than $4,250,000, the amount of such Revenue multiplied by 0.30 plus (ii) for any Revenue greater than or equal to $4,250,000, the amount of such Revenue in excess of $4,250,000 multiplied by 0.40; and

●	from each of the twelve-month period beginning on January 1, 2026 and ending on December 31, 2026 (“Earn-Out Period 2”), the twelve-month period beginning on January 1, 2027 and ending on December 31, 2027 (“Earn-Out Period 3”), and the twelve-month period beginning on January 1, 2028 and ending on December 31, 2028 (“Earn-Out Period 4” and collectively with Earn-Out Period 1, Earn-Out Period 2 and Earn-Out Period 3, the “Earn-Out Periods”), an amount equal to (i) for any Revenue greater than or equal to $7,000,000 and less than $8,500,000, the amount of such Revenue multiplied by 0.30 plus (ii) for any Revenue greater than or equal to $8,500,000, the amount of such Revenue in excess of $8,500,000 multiplied by 0.40 (the aggregate amount, if any, earned during the Earn-Out Periods, the “Divestiture Earn-Out Amount”).

In the event of a Change of Control (as defined in the Divestiture Agreement) of the Buyer during any of the Earn-Out Periods, the Company is entitled to receive an acceleration payment in cash, net of any Divestiture Earn-Out Amounts previously paid to the Company (the “Acceleration Payment”). If any of the Transferred Assets are sold independently from the other assets of the Buyer, the Company will be entitled to (i) 50% of the aggregate consideration paid to the Buyer for the Transferred Assets minus (ii) the aggregate amount of any Divestiture Earn-Out Amounts received by the Sellers by the date of the Change of Control, minus (iii) the aggregate amount of any Acceleration Payments previously paid through such date. If any of the Transferred Assets are sold contemporaneously with other assets of the Buyer, the Company is entitled to (x) the aggregate consideration paid to Buyer for the Transferred Assets multiplied by the ratio of the trailing 12-month EBITDA of the Transferred Assets sold and the EBITDA of all assets sold minus (y) the aggregate amount of any Divestiture Earn-Out Amounts received by the Sellers by the date of the Change of Control, minus (z) the aggregate amount of any Acceleration Payments previously paid through such date. The minimum Acceleration Payment for the sale of “Paltalk,” “Camfrog” and “Vumber” is $1,650,000, $450,000 and $300,000, respectively, and the aggregate Acceleration Payment payable to the Company is capped at $5,000,000.

As a condition to the Divestiture Closing, the Divestiture Agreement provides that all conditions to closing the transactions contemplated by the Merger Agreement must have been satisfied or waived, and the parties to the Merger Agreement stand ready, willing and able to close the transactions contemplated by the Merger Agreement, subject only to the closing of the transactions contemplated by Divestiture Agreement. In addition, as a condition to the Divestiture Closing, the Sellers and the Buyers must negotiate and enter into a patent license agreement that will provide the Buyer with certain rights related to the patent used in connection with the “Vumber” application. The Divestiture Closing is also subject to the satisfaction of various customary closing conditions, including, among others, (i) the absence of any governmental order enjoining or otherwise prohibiting the performance of the Divestiture Agreement or any of the transactions contemplated thereby and (ii) the absence of a Material Adverse Effect (as defined in the Divestiture Agreement) on the Sellers or the Buyer.

The Divestiture Agreement contains certain termination rights for both the Sellers and the Buyer, including, among other things, if the Divestiture Closing has not occurred prior to March 11, 2025. In the event that the Company terminates the Divestiture Agreement due to the parties to the Merger Agreement not having satisfied or waived all conditions to the closing of the Merger, the Company is required to pay the Buyer up to $50,000 in actual out of pocket fees incurred in connection with the Divestiture Agreement.

The Divestiture Agreement also contains customary representations, warranties and covenants from Sellers and the Buyer.

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that, except as set forth above, no events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2024 and 2023, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2024 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2023, all amounts herein are unaudited.

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

Pursuant to the Merger Agreement, as consideration for the Mergers, we agreed to (i) pay Newtek an amount in cash equal to $4,000,000, which is subject to customary purchase price adjustments as set forth in the Merger Agreement, including a working capital adjustment (the “Merger Closing Cash Consideration”) and (ii) issue Newtek 4,000,000 shares (the “Merger Closing Stock Consideration” and together with the Merger Closing Cash Consideration, the “Merger Closing Consideration”) of a newly created series of preferred stock, the Series A Non-Voting Common Equivalent Stock of the Company, par value $0.001 per share (the “Preferred Stock”). In addition to the Merger Closing Consideration, the Merger Agreement provides that Newtek is entitled to receive an amount up to $5,000,000 (the “Merger Earn-Out Amount”) based on our achievement certain cumulative average Adjusted EBITDA thresholds for the 2025 and 2026 fiscal years. The Merger Earn-Out Amount may be paid, in our sole discretion, in cash (the “Merger Earn-Out Cash Consideration”), in shares of Preferred Stock (the “Merger Earn-Out Stock Consideration”) or in a combination thereof. The issuance of the Merger Closing Stock Consideration, the Merger Earn-Out Stock Consideration (if any) and the shares of common stock issuable upon conversion of the Preferred Stock is referred to herein as the “Parent Stock Issuance”.

Pursuant to the Merger Agreement, if the issuance of the Merger Closing Stock Consideration or the Merger Earn-Out Stock Consideration would cause Newtek’s “total equity” (as calculated under the Bank Holding Company Act of 1956, as amended, and as implemented and interpreted by the Board of Governors of the Federal Reserve System (the “Federal Reserve”)) in the Company to exceed 33.33% (the “Total Equity Cap”), then the number of shares of Preferred Stock issuable as Merger Closing Stock Consideration and/or Merger Earn-Out Stock Consideration, as applicable, will be adjusted so that we will issue Newtek the maximum number of shares of Preferred Stock that would not cause Newtek’s total equity to exceed the Total Equity Cap, with a corresponding increase to the Merger Closing Cash Consideration and the Merger Earn-Out Cash Consideration, as applicable. Following the consummation of the Mergers and the issuance of the Merger Closing Stock Consideration, Newtek would beneficially own 30.2% of the Company’s common or common-equivalent equity (on an as-converted and fully-diluted basis), calculated based on the number of shares of the Company’s common stock outstanding as of November 8, 2024.

As a condition to the closing of the Mergers and the transactions contemplated by the Merger Agreement, the Merger Agreement provides that we must effectuate the sale of our Paltalk, Camfrog, and Tinychat applications and all assets and liabilities related to such applications. Subsequent to the parties’ entry into the Merger Agreement, Newtek agreed to waive the condition requiring the sale of the Company’s “Tinychat” application so long as all operations of Tinychat have ceased upon the closing of the Mergers. As a result of the waiver, we plan to cease operations of the Tinychat application prior to the closing of the Mergers.

In addition, the closing of the Mergers is subject to the satisfaction of various customary closing conditions, including, among others, approval of the Parent Stock Issuance and the Divestiture by our stockholders. The Merger Agreement contains certain termination rights for both us and Newtek, on behalf of itself and NTS, including, among other things, if the closing has not occurred prior to February 9, 2025. In the event the Merger Agreement is terminated, neither party thereto will owe a termination fee or otherwise incur a liability to any other party under or relating to the Merger Agreement.

Pursuant to the Merger Agreement, promptly following closing, the Company will cause one representative nominated by Newtek to be appointed to the Board.

Divestiture Agreement

On November 7, 2024, we entered into an Asset Purchase Agreement (the “Divestiture Agreement”) with our wholly owned subsidiaries Paltalk Holdings, Inc. (“Paltalk Holdings”), Paltalk Software, Inc. (“Paltalk Software”), Camshare, Inc. (“Camshare”), A.V.M. Software, Inc. (“AVM”), and Vumber, LLC (“Vumber” and, collectively with the Company, Paltalk Holdings, Paltalk Software, Camshare, and AVM, the “Sellers,” and each individually, a “Seller”), and Meteor Mobile Holdings, Inc., a Delaware corporation (the “Buyer”), pursuant to which we agreed to sell to the Buyer our telecommunications services provider, “Vumber”, as well as our “Paltalk” and “Camfrog” applications and certain assets and liabilities related to such services provider and applications (the “Divestiture”). Following the Divestiture, we will no longer be engaged in the business of providing video-based, live streaming, virtual camera and telecommunications software to consumers, as and to the extent we currently conduct such businesses pursuant to the “Vumber,” “Paltalk” and “Camfrog” applications (the “Business”).

Pursuant to the Divestiture Agreement, the Buyer agreed to (i) acquire certain assets of the Sellers relating to the “Vumber,” “Paltalk” and “Camfrog” applications, including, among other things, the Sellers’ intellectual property and technology, the rights of the Sellers under certain contracts, all rights to any actions of any nature available to or being pursued by Seller to the extent related to the Business, the Transferred Assets (as defined below) or the assumed liabilities, whether arising by way of counterclaim or otherwise, other than any such action to the extent related to certain excluded assets or excluded liabilities, all of the Sellers’ rights under warranties, indemnities and all similar rights against third parties to the extent related to any Transferred Assets, all rights to insurance proceeds to the extent received or receivable in respect of the Business, the Transferred Assets or the assumed liabilities, all documents that are related to the Business, and all goodwill and the going concern value of the Business, other than certain excluded assets (collectively, the “Transferred Assets”) and (ii) assume all of the liabilities of the Sellers arising out of or relating to the Business or the Transferred Assets other than certain excluded liabilities, in each case upon the terms and subject to the conditions set forth in the Divestiture Agreement, for aggregate consideration of $1.35 million (the “Divestiture Closing Consideration”), to be paid by the Buyer to us in cash on the closing date of the Divestiture (the “Divestiture Closing”). Pursuant to the Divestiture Agreement, the Sellers will retain all patents and patent applications and any rights or causes of action related to such patent and patent applications (including the Company’s previously disclosed patent litigation against Cisco Systems, Inc.).

In addition to the Divestiture Closing Consideration, the Sellers are entitled to receive, with respect to each Earn-Out Period described below, certain payments in cash based on the cash revenue, net of any refunds, received by the Buyer that is attributable to the Business (“Revenue”), as follows:

●	from the six-month period beginning on July 1, 2025 and ending on December 31, 2025 (“Earn-Out Period 1”), an amount equal to (i) for any Revenue greater than or equal to $3,500,000 and less than $4,250,000, the amount of such Revenue multiplied by 0.30 plus (ii) for any Revenue greater than or equal to $4,250,000, the amount of such Revenue in excess of $4,250,000 multiplied by 0.40; and

●	from each of the twelve-month period beginning on January 1, 2026 and ending on December 31, 2026 (“Earn-Out Period 2”), the twelve-month period beginning on January 1, 2027 and ending on December 31, 2027 (“Earn-Out Period 3”), and the twelve-month period beginning on January 1, 2028 and ending on December 31, 2028 (“Earn-Out Period 4” and collectively with Earn-Out Period 1, Earn-Out Period 2 and Earn-Out Period 3, the “Earn-Out Periods”), an amount equal to (i) for any Revenue greater than or equal to $7,000,000 and less than $8,500,000, the amount of such Revenue multiplied by 0.30 plus (ii) for any Revenue greater than or equal to $8,500,000, the amount of such Revenue in excess of $8,500,000 multiplied by 0.40 (the aggregate amount, if any, earned during the Earn-Out Periods, the “Divestiture Earn-Out Amount”).

In the event of a Change of Control (as defined in the Divestiture Agreement) of the Buyer during any of the Earn-Out Periods, we are entitled to receive an acceleration payment in cash, net of any Divestiture Earn-Out Amounts previously paid to us (the “Acceleration Payment”). If any of the Transferred Assets are sold independently from the other assets of the Buyer, we will be entitled to (i) 50% of the aggregate consideration paid to the Buyer for the Transferred Assets minus (ii) the aggregate amount of any Divestiture Earn-Out Amounts received by the Sellers by the date of the Change of Control, minus (iii) the aggregate amount of any Acceleration Payments previously paid through such date. If any of the Transferred Assets are sold contemporaneously with other assets of the Buyer, we are entitled to (x) the aggregate consideration paid to Buyer for the Transferred Assets multiplied by the ratio of the trailing 12-month EBITDA of the Transferred Assets sold and the EBITDA of all assets sold minus (y) the aggregate amount of any Divestiture Earn-Out Amounts received by the Sellers by the date of the Change of Control, minus (z) the aggregate amount of any Acceleration Payments previously paid through such date. The minimum Acceleration Payment for the sale of “Paltalk,” “Camfrog” and “Vumber” is $1,650,000, $450,000 and $300,000, respectively, and the aggregate Acceleration Payment payable to us is capped at $5,000,000.

As a condition to the Divestiture Closing, the Divestiture Agreement provides that all conditions to closing the transactions contemplated by the Merger Agreement must have been satisfied or waived, and the parties to the Merger Agreement stand ready, willing and able to close the transactions contemplated by the Merger Agreement, subject only to the closing of the transactions contemplated by Divestiture Agreement. In addition, as a condition to the Divestiture Closing, the Sellers and the Buyers must negotiate and enter into a patent license agreement that will provide the Buyer with certain rights related to the patent used in connection with the “Vumber” application. The Divestiture Closing is also subject to the satisfaction of various customary closing conditions, including, among others, (i) the absence of any governmental order enjoining or otherwise prohibiting the performance of the Divestiture Agreement or any of the transactions contemplated thereby and (ii) the absence of a Material Adverse Effect (as defined in the Divestiture Agreement) on the Sellers or the Buyer.

The Divestiture Agreement contains certain termination rights for both the Sellers and the Buyer, including, among other things, if the Divestiture Closing has not occurred prior to March 11, 2025. In the event that we terminate the Divestiture Agreement due to the parties to the Merger Agreement not having satisfied or waived all conditions to the closing of the Merger, we are required to pay the Buyer up to $50,000 in actual out of pocket fees incurred in connection with the Divestiture Agreement.

The Divestiture Agreement also contains customary representations, warranties and covenants from Sellers and the Buyer.

Patent Litigation

On July 23, 2021, Paltalk Holdings filed a patent infringement lawsuit (the “Lawsuit”) against WebEx Communications, Inc., Cisco WebEx LLC, and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas (the “Court”). We allege that certain of Cisco’s products have infringed U.S. Patent No. 6,683,858, and that we are entitled to damages.

On August 29, 2024, the jury awarded us $65.7 million (the “Award”) in a jury verdict in connection with the Lawsuit. On October 8, 2024, an order granting a motion for final judgment (the “Final Judgment”) was entered into in the Court in connection with the Lawsuit. The Final Judgment was entered in our favor in the amount of the Award and started the time for filing any post-trial motions or appeal.

The exact amount of the Award proceeds to be received by us will be determined based on a number of factors and will reflect the deduction of significant litigation-related expenses, including legal fees. Consequently, we estimate that we would receive no more than one third of the gross proceeds in connection with the Award, subject to post-trial proceedings (including any potential appellate proceedings by Cisco). We have not recorded any gain contingency in connection with the Award.

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

Operational Highlights and Business Objectives

The following is a summary of operational highlights during the three and nine months ended September 30, 2024:

●	total revenue decreased by 23.4% to $2,121,234 for the three months ended September 30, 2024 and 16.2% to $6,943,589 for the nine months ended September 30, 2024, compared to total revenue of $2,767,939 for the three months ended September 30, 2023 and $8,287,958 for the nine months ended September 30, 2023, primarily as a result of a decrease in virtual gift revenue;

●	net loss increased by 731.2% to $1,509,250 for the three months ended September 30, 2024 and by 274.3% to $2,935,708 for the nine months ended September 30, 2024, compared to net loss of approximately $181,576 for the three months ended September 30, 2023 and net loss of approximately $784,245 for the nine months ended September 30, 2023, primarily as a result of decreased revenues; and

●	cash flows used in operations decreased by 58.2% to $1,551,736 for the nine months ended September 30, 2024, compared to $980,720 for the nine months ended September 30, 2023.

As a result of the entry into the Merger Agreement and the Divestiture Agreement, our near-term business objectives include:

●	consummation of the Mergers and the Divestiture;

●	integration of the business of NTS following the closing of the Mergers;

●	continuing our efforts to improve user experience with our ManyCam software and optimize features for both consumer and enterprise applications; and

●	continuing to defend our intellectual property.

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

	Three Months Ended		Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
	2024	2023	2024	2023
Net cash (used in) provided by operating activities	$(779,691)	$16,058	$(1,551,736)	$(980,720)
Net loss	$(1,509,250)	$(181,576)	$(2,935,708)	$(784,245)
Adjusted EBITDA	$(1,449,381)	$(126,453)	$(2,882,905)	$(789,692)
Net loss as a percentage of total revenues	(71.1)%	(6.5)%	(42.3)%	(9.5)%
Adjusted EBITDA as percentage of total revenues	(68.3)%	(4.6)%	(41.5)%	(9.5)%

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

	Three Months Ended		Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
	2024	2023	2024	2023
Reconciliation of net income (loss) to Adjusted EBITDA:
Net loss	$(1,509,250)	$(181,576)	$(2,935,708)	$(784,245)
Interest income, net	(157,517)	(169,925)	(453,732)	(462,433)
Other income	-	-	(146,269)	(343,045)
Income tax (benefit) expense	(20,767)	(37,915)	(88,076)	13,590
Depreciation and amortization expense	205,584	205,583	616,750	616,750
Stock-based compensation expense	32,569	57,380	124,130	169,691
Adjusted EBITDA	$(1,449,381)	$(126,453)	$(2,882,905)	$(789,692)

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
	2024	2023	2024	2023
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	35.8%	29.9%	34.4%	29.0%
Sales and marketing expense	9.6%	7.6%	8.4%	8.3%
Product development expense	57.0%	43.1%	52.3%	43.5%
General and administrative expense	77.2%	33.5%	57.1%	38.2%

Total costs and expenses	179.6%	114.1%	152.2%	119.0%
Loss from operations	(79.6)%	(14.1)%	(52.2)%	(19.0)%
Interest income, net	7.5%	6.1%	6.5%	5.6%
Other income, net	0.0%	0.0%	2.2%	4.1%
Income (loss) from operations before provision for income taxes	(72.1)%	(8.0)%	(43.5)%	(9.3)%
Income tax benefit (provision) expense	1.0%	1.4%	1.3%	(0.2)%
Net income (loss)	(71.1)%	(6.6)%	(42.2)%	(9.5)%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenue

Total revenue decreased by 23.4% to $2,121,234 for the three months ended September 30, 2024 from $2,767,939 for the three months ended September 30, 2023. This decrease was primarily driven by a decrease in virtual gift revenue.

The following table sets forth our subscription revenue, advertising revenue and total revenue for the three months ended September 30, 2024 and the three months ended September 30, 2023, the decrease between those periods, the percentage decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended September 30,		$	%	Three Months Ended September 30,
	(unaudited)		Increase	Increase	(unaudited)
	2024	2023	(Decrease)	(Decrease)	2024	2023
Subscription revenue	$2,033,324	$2,673,333	$(640,009)	(23.9)%	95.9%	96.6%
Advertising revenue	87,910	94,606	(6,696)	(7.1)%	4.1%	3.4%
Total revenues	$2,121,234	$2,767,939	$(646,705)	(23.4)%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the three months ended September 30, 2024 decreased by $640,009, or 23.9%, as compared to the three months ended September 30, 2023. The decrease in subscription revenue was primarily driven by a decrease in virtual gift revenue by $463,000. We expect that virtual gift revenue may continue to decline as customers limit their discretionary spending in light of the current economic environment.

Advertising Revenue

Our advertising revenue for the three months ended September 30, 2024 decreased by $6,696, or 7.1%, as compared to the three months ended September 30, 2023. The decrease in advertising revenue was primarily due to a decrease in the volume of advertising impressions related to changes in the optimization of third-party advertising partners for the Paltalk application.

Costs and Expenses

Total costs and expenses for the three months ended September 30, 2024 increased by $651,413, or 20.6%, as compared to the three months ended September 30, 2023. The following table presents our costs and expenses for the three months ended September 30, 2024 and 2023, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended September 30,		$	%	Three Months Ended September 30,
	(unaudited)		Increase	Increase	(unaudited)
	2024	2023	(Decrease)	(Decrease)	2024	2023
Cost of revenue	$760,166	$826,662	$(66,496)	(8.0)%	35.8%	29.9%
Sales and marketing expense	202,876	210,573	(7,697)	(3.7)%	9.6%	7.6%
Product development expense	1,209,326	1,193,430	15,896	1.3%	57.0%	43.1%
General and administrative expense	1,636,400	926,690	709,710	76.6%	77.2%	33.5%
Total costs and expenses	$3,808,768	$3,157,355	$651,413	20.6%	179.6%	114.1%

Cost of revenue

Our cost of revenue for the three months ended September 30, 2024 decreased by $66,496, or 8.0%, as compared to the three months ended September 30, 2023. This decrease in cost of revenue is primarily due to an increase in hosting expense of $41,776, and decreased credit card provider fees of $23,222.

Sales and marketing expense

Our sales and marketing expense for the three months ended September 30, 2024 decreased by $7,697, or 3.7%, as compared to the three months ended September 30, 2023. The decrease in sales and marketing expense for the three months ended September 30, 2024 was primarily due to a decrease in headcount expenses of approximately $53,357, offset by an increase in marketing and advertising of $46,108.

Product development expense

Our product development expense for the three months ended September 30, 2024 increased by $15,896, or 1.3%, as compared to the three months ended September 30, 2023. The increase in product development expense was primarily due to an increase in salary-related expenses of $18,035 and dues and subscriptions expenses of $10,474, offset by a decrease in software expenses of $14,954.

General and administrative expense

Our general and administrative expense for the three months ended September 30, 2024 increased by $709,710 or 76.6%, as compared to the three months ended September 30, 2023. The increase in general and administrative expense for the three months ended September 30, 2024 was primarily due to an increase of approximately $160,741 in professional fees and legal fees of $605,251 in connection with the Mergers and the transactions related thereto, which are expected to close in fourth quarter of 2024 or the first quarter of 2025. We expect that our general and administrative expense will continue to increase in future periods in connection with the Mergers and the transactions related thereto. These increases were offset slightly by decreases in insurance expense of $33,316 and accounting fees of $17,671.

Non-Operating Income

The following table presents the components of non-operating income for the three months ended September 30, 2024 and the three months ended September 30 2023, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended September 30,		$	%	Three Months Ended September 30,
	(unaudited)		Increase	Increase	(unaudited)
	2024	2023	(Decrease)	(Decrease)	2024	2023
Interest income, net	$157,517	$169,925	$(12,408)	(7.3)%	7.4%	6.1%
Total non-operating income	$157,517	$169,925	$(12,408)	(7.3)%	7.4%	6.1%

Non-operating income for the three months ended September 30, 2024 was $157,517, a decrease of $12,408, or 7.3%, as compared to non-operating income of $169,925 for the three months ended September 30, 2023.

Income Taxes

Our benefit (provision) for income taxes consists of federal, foreign and state taxes, as applicable, in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the three months ended September 30, 2024 and September 30, 2023, we recorded an income tax benefit of $20,767 and $37,915, respectively, consisting primarily of federal, foreign, state and local taxes.

As of September 30, 2024, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September, 2023

Revenue

Total revenue decreased by 16.2% to $6,943,589 for the nine months ended September 30, 2024 from $8,287,958 for the nine months ended September 30, 2023. This decrease was primarily driven by a decrease in virtual gift revenue in the nine months ended September 30, 2024.

The following table sets forth our subscription revenue, advertising revenue and total revenue for the nine months ended September 30, 2024 and the nine months ended September 30, 2023, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Nine Months Ended		$	%	Nine Months Ended
	September 30,		Increase	Increase	September 30,
	2024	2023	(Decrease)	(Decrease)	2024	2023
Subscription revenue	$6,649,206	$8,063,992	$(1,414,786)	(17.5)%	95.8%	97.3%
Advertising revenue	294,383	223,966	70,417	31.4%	4.2%	2.7%
Total revenues	$6,943,589	$8,287,958	$(1,344,369)	(16.2)%	100.0%	100.0%

Subscription Revenue

Our subscription revenue for the nine months ended September 30, 2024 decreased by $1,414,786 or 17.5%, as compared to the nine months ended September 30, 2023. The decrease in subscription revenue was primarily driven by a decrease in virtual gifts across the Paltalk and Camfrog applications during the three months ended September 30, 2024.

Advertising Revenue

Our advertising revenue for the nine months ended September 30, 2024 increased by $70,417 or 31.4%, as compared to the nine months ended September 30, 2023. The increase in advertising revenue was primarily due to an increase in the volume of advertising impressions related to changes in the optimization of third-party advertising partners.

Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2024 increased by $703,283, or 7.1%, as compared to the nine months ended September 30, 2023. The following table presents our costs and expenses for the nine months ended September 30, 2024 and 2023, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Nine Months Ended September 30,		$	%	Nine Months Ended September 30,
	(unaudited)		Increase	Increase	(unaudited)
	2024	2023	(Decrease)	(Decrease)	2024	2023
Cost of revenue	$2,389,734	$2,403,165	$(13,431)	(0.6)%	34.4%	29.0%
Sales and marketing expense	585,987	685,953	(99,966)	(14.6)%	8.4%	8.3%
Product development expense	3,633,247	3,605,652	27,595	0.8%	52.3%	43.5%
General and administrative expense	3,958,406	3,169,321	789,085	24.9%	57.1%	38.2%
Total costs and expenses	$10,567,374	$9,864,091	$703,283	7.1%	152.2%	119.0%

Cost of revenue

Our cost of revenue for the nine months ended September 30, 2024 decreased by $13,431, or 0.6%, as compared to the nine months ended September 30, 2023. This decrease was due to a decrease in credit card processing fees of $28,996, slightly offset by an increase in hosting fees of $10,572.

Sales and marketing expense

Our sales and marketing expense for the nine months ended September 30, 2024 decreased by $99,966, or 14.6%, as compared to the nine months ended September 30, 2023. The decrease in sales and marketing expense for the nine months ended September 30, 2024 was primarily due to a decrease in headcount expenses of $167,733 and partially offset by an increase of advertising and marketing expenses of $67,053.

Product development expense

Our product development expense for the nine months ended September 30, 2024 increased by $27,595, or 0.8%, as compared to the nine months ended September 30, 2023. The increase was due to an increase in dues and subscriptions of $49,484 and salary-related expenses of $47,128, offset slightly by a decrease in consulting fees of $75,677.

General and administrative expense

Our general and administrative expense for the nine months ended September 30, 2024 increased by $789,085, or 24.9%, as compared to the nine months ended September 30, 2023. The increase in general and administrative expense for the nine months ended September 30, 2024 was due to an increase of approximately $160,815 in professional and tax fees and legal fees of $892,620 in connection with the Mergers and the transactions related thereto, which are expected to close in fourth quarter of 2024 or the first quarter of 2025. We expect that our general and administrative expense will continue to increase in future periods in connection with the Mergers and the transactions related thereto. These expenses were offset by decreases in the following: public company expenses of $88,170, insurance expenses of $46,747, taxes of $139,319 and non-cash stock compensation expense $46,417.

Non-Operating Income

The following table presents the components of non-operating income for the nine months ended September 30, 2024 and the nine months ended September 30, 2023, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Nine Months Ended				Nine Months Ended
	September 30, (unaudited)		$ Increase	% Increase	September 30, (unaudited)
	2024	2023	(Decrease)	(Decrease)	2024	2023
Interest income, net	$453,732	$462,433	$(8,701)	(1.9)%	6.5%	5.6%
Other income	146,269	343,045	(196,776)	(57.4)%	2.1%	4.1%
Total non-operating income	600,001	805,478	$(205,477)	(25.5)%	8.6%	9.7%

Non-operating income for the nine months ended September 30, 2024 was $600,001, a decrease of $205,477 or 25.5%, as compared to non-operating income of $805,478 for the nine months ended September 30, 2023. The decrease in non-operating income was primarily the result of recording the ERTC in June 2023.

Income Taxes

Our provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the nine months ended September 30, 2024 and 2023, we recorded an income tax benefit of $88,076 and an income tax provision $13,590, respectively, consisting primarily of federal, foreign, state and local taxes.

As of September 30, 2024, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

Liquidity and Capital Resources

	Nine Months Ended September 30, (unaudited)
	2024	2023
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(1,551,736)	$(980,720)
Net cash used in investing activities	-	(85,000)
Net cash provided by (used in) financing activities	39,772	(7,213)
Net decrease in cash and cash equivalents	$(1,511,964)	$(1,072,933)

Currently, our primary source of liquidity is cash on hand, and we believe that our cash and cash equivalents balance and our expected cash flows from operations will be sufficient to meet all of our financial obligations for one year from the date these financial statements are issued. As of September 30, 2024, we had $12,056,085 of cash and cash equivalents.

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

Operating Activities

Net cash used in operating activities was $1,551,736 for the nine months ended September 30, 2024, as compared to net cash used in operating activities of $980,720 for the nine months ended September 30, 2023. The increase in the cash used in operations for the nine months ended September 30, 2024 was primarily attributed to increased professional expenses related to the Merger, as compared to the nine months ended September 30, 2023.

Investing Activities

There was no net cash provided by or used in investing activities for the nine months ended September 30, 2024. The net cash used in investing activities during the nine months ended September 30, 2023 consisted of the earn-out payment made in connection with the ManyCam acquisition.

Financing Activities

Net cash provided by financing activities was $39,772 for the nine months ended September 30, 2024, as compared to $7,213 of net cash used in financing activities for the nine months ended September 30, 2023. This higher amount of cash provided by financing activities during the nine months ended September 30, 2024 is attributed to employee stock options exercised compared to the stock repurchase plan that was approved by our Board of Directors in March 2022. The stock repurchase plan expired on March 29, 2023 pursuant to its terms and has not been renewed.

Contractual Obligations and Commitments

There have been no other material changes to our contractual obligations and commitments disclosed in the contractual obligations and commitments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements.

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

During the nine months ended September 30, 2024, there were no critical accounting estimates made by management that would involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material effect impact on the financial statements condition or results of operations of the Company.

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

Based on the evaluation as of September 30, 2024, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On August 29, 2024, the jury awarded the Company $65.7 million (the “Award”) in a jury verdict in connection with the Lawsuit. On October 8, 2024, an order granting a motion for final judgment (the “Final Judgment”) was entered into in the Court in connection with the Lawsuit. The Final Judgment was entered in the Company’s favor in the amount of the Award and started the time for filing any post-trial motions or appeal.

The exact amount of the Award proceeds to be received by the Company will be determined based on a number of factors and will reflect the deduction of significant litigation-related expenses, including legal fees. Consequently, the Company estimates that it would receive no more than one third of the gross proceeds in connection with the Award, subject to post-trial proceedings (including any potential appellate proceedings by Cisco).

The Company has not recorded any gain contingency in connection with the Award.

ITEM 1A. RISK FACTORS

Other than as set forth below, there were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the Form 10-K during the three months ended September 30, 2024. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Form 10-K.

The Mergers may not be completed, and the Merger Agreement may be terminated in accordance with its terms, which could negatively impact the Company.

On August 11, 2024, we entered into the Merger Agreement with Newtek to acquire NTS through a two-step merger process. The consummation of the Mergers is subject to a number of conditions, including, among others, (i) the Paltalk Stockholder Approval, (ii) the absence of any governmental order enjoining or otherwise prohibiting the performance of the Merger Agreement or any of the transactions contemplated thereby, (iii) the absence of a Material Adverse Effect (as defined in the Merger Agreement) on the Company or NTS, (iv) receipt by Newtek from the Federal Reserve of regulatory approval or a non-objection notice relating to the Mergers and the transactions related thereto, and (v) the completion of the Divestiture.

These closing conditions may not be fulfilled in a timely manner or at all, and, accordingly, the Mergers may not be consummated. Any delay in completing the Mergers could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Mergers are successfully consummated within our expected timeframe.

In addition, Newtek and the Company can mutually decide to terminate the Merger Agreement at any time, before or after Paltalk Stockholder Approval.

If the Mergers are not completed for any reason, including as a result of our stockholders declining to approve the Parent Stock Issuance or the Divestiture, we would be subject to a number of risks, including the following:

●	the trading price of our common stock may be negatively impacted (including to the extent that current market prices reflect a market assumption that the Mergers and the Divestiture will be completed);

●	we may experience negative reactions from our users and other third parties with whom we do business, as well as our employees; and

●	we will have incurred substantial expenses and will be required to pay certain costs relating to the Mergers, whether or not the Mergers are completed.

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

In addition, the acquisition of NTS is complex, costly and time consuming, and we have devoted, and will continue to devote, significant management attention and resources to integrating the respective business practices and operations of NTS. Potential difficulties that we may encounter as part of the integration process include the following:

●	our inability to successfully combine our ManyCam product with the business of NTS in a manner that permits us to achieve, on a timely basis or at all, the enhanced revenue opportunities, cost savings, and other benefits anticipated to result from the Mergers;

●	complexities associated with managing our existing business and NTS, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of NTS in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

●	the assumption of contractual obligations with less favorable or more restrictive terms; and

●	potential unknown liabilities and unforeseen increased expenses or delays associated with the transactions.

Any of these issues could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the Mergers or could negatively impact our earnings or otherwise adversely affect our business and financial results.

The announcement and pendency of the Mergers and the other transactions contemplated by the Merger Agreement, including the Divestiture, whether or not completed, may adversely affect our business.

The announcement and pendency of the Mergers, including the Divestiture, may adversely affect the trading price of our common stock, our business or our relationships with our users, consultants and employees. Third parties may be unwilling to enter into material agreements with respect to our business in light of the proposed transactions. In addition, new or existing customers, suppliers and business partners of NTS may prefer to enter into agreements with NTS’ competitors who have not expressed an intention to sell their business because customers, suppliers and business partners may perceive that such new relationships are likely to be more stable. Additionally, our employees may become concerned about the future of our business and NTS and lose focus or seek other employment.

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

Through the Mergers, we are attempting to enter a new line of business which is highly competitive.

Through the Mergers, we are acquiring NTS’s operations. Entering a new line of business has many risks, including the ability to generate sufficient revenue to fund operations in the future. While we believe we have sufficient capital to cover integration expenses, we may have to fund NTS’s operations from cash on hand until sales are sufficient to fund ongoing operations. A new business line may never generate significant revenues, bring products and services to market or have enough sales to be profitable, as the case may be. With respect to any new line of business, we may have competitors that are better established in the market, have greater experience with such line of business or have greater resources than we do. We anticipate that products and services of NTS will be developed for and distributed to the market, but there can be no guaranty that sufficient revenue to support operations will ever be generated. Furthermore, certain of our current employees may have limited experience with dedicated server hosting, cloud hosting, data storage, managed security, backup and disaster recovery, and other related services and may have limited experience with respect to any other line of business we may enter into as we seek to expand NTS’s operations.

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

Following the consummation of the Mergers and the issuance of the Merger Closing Stock Consideration, Newtek would beneficially own 30.2% of the Company’s common or common-equivalent equity (on an as-converted and fully-diluted basis), calculated based on the number of shares of the Company’s common stock outstanding as of November 8, 2024. As a holder of Preferred Stock, Newtek generally will not have voting rights, except with respect to certain protective matters, such as amendments to the Company’s Amended and Restated Certificate of Incorporation, as amended, or the Certificate of Designations designating the Preferred Stock that significantly and adversely affect the preferences, rights, privileges or powers of the Preferred Stock. The Preferred Stock is convertible into common stock only upon certain qualifying transfers to third parties. The shares of our common stock issuable upon conversion of the Preferred Stock issued to Newtek (the will become freely tradable once registered pursuant to the Registration Rights Agreement between us and Newtek, which will become effective at the closing of the Mergers. Once registered, the shares of common stock underlying the Preferred Stock held by Newtek will have no restrictions, other than described below, and such shares generally will not require further registration under the Securities Act, provided, however, that any stockholders who are deemed to be affiliates of us will be subject to the resale restrictions of Rule 144 under the Securities Act.

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

We may be the target of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the Mergers or the Divestiture from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into acquisition agreements. Defending against these claims can result in substantial costs and divert management time and resources, even if the lawsuits are without merit. An adverse judgment could result in monetary damages, which could have a negative impact on our business, results of operations and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Mergers or the Divestiture, the injunction may delay or prevent the Mergers or the Divestiture, as applicable, from being completed, which may adversely affect our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended September 30, 2024 that were not previously reported on a Current Report on Form 8-K.

Issuer Purchases of Common Stock

During the three months ended September 30, 2024, the Company did not repurchase any shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)	Exhibits required to be filed by Item 601 of Regulation S-K.

The following exhibits are included herein or incorporated herein by reference:

Exhibit
Number	Description

2.1#	Securities Purchase Agreement, dated June 9, 2022, by and among ManyCam ULC, Visicom Media Inc., 2434936 Alberta ULC and Paltalk, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed June 10, 2022 by the Company with the SEC).
2.2#	Agreement and Plan of Merger, dated August 11, 2024, by and among Paltalk, Inc., PALT Merger Sub 1, Inc., PALT Merger Sub 2, LLC, Newtek Technology Solutions, Inc. and NewtekOne, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on August 12, 2024 by the Company with the SEC).
2.3#†	Asset Purchase Agreement, dated November 7, 2024, by and among Paltalk, Inc., Paltalk Holdings, Inc. Paltalk Software, Inc., Camshare, Inc., Vumber, LLC, A.V.M. Software, Inc., and Meteor Mobile Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on November 8, 2024 by the Company with the SEC).
3.1	Certificate of Incorporation of Paltalk, Inc. (as amended through May 11, 2023) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2023 by the Company with the SEC).
3.2	Amended and Restated Bylaws of Paltalk, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 17, 2023 by the Company with the SEC).
4.1	Specimen Stock Certificate of Paltalk, Inc. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of the Company filed on March 23, 2023 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Paltalk, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

†	Certain confidential information has been excluded pursuant to Item 601(b)(2)(ii) of Regulation S-K. Such excluded information is not material and is the type that the Company treats as private or confidential.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Paltalk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paltalk, Inc.

Date: November 12, 2024	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Paltalk, Inc.

Date: November 12, 2024	By:	/s/ Kara Jenny
Kara Jenny
Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)