Form 10-K
period 2024-12-31
INTELLIGENT PROTECTION MANAGEMENT CORP.
filed 2025-03-24
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-38717

INTELLIGENT PROTECTION MANAGEMENT CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-3191847
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 Jericho Executive Plaza Suite 400E
Jericho, NY	11753
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 967-5120

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	IPM	The Nasdaq Capital Market

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $31,564,517.

As of March 14, 2025, the registrant had 9,236,987* shares of common stock outstanding.

*	Excludes 641,963 shares of common stock that are held as treasury stock by Intelligent Protection Management Corp.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A relating to the 2025 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

EXPLANATORY NOTE

On January 2, 2025 (the “Closing Date”), Intelligent Protection Management Corp. (f/k/a Paltalk, Inc.) (the “Company”) completed the acquisition of Newtek Technology Solutions, Inc., a New York corporation (“NTS”), pursuant to that certain Agreement and Plan of Merger (the “Acquisition Agreement”), by and among the Company, PALT Merger Sub 1, Inc., a New York corporation and a direct and wholly owned subsidiary of the Company (“First Merger Sub”), PALT Merger Sub 2, LLC, a Delaware limited liability company and a direct and wholly owned subsidiary of the Company (“Second Merger Sub”), NTS and NewtekOne, Inc., a Maryland corporation and the sole stockholder of NTS. Pursuant to the terms of the Acquisition Agreement, on the Closing Date: (i) NTS merged with and into First Merger Sub, with NTS continuing as the surviving entity (the “Interim Surviving Entity” and such merger, the “First Step Merger”), and (ii) immediately following the consummation of the First Step Merger, the Interim Surviving Entity merged with and into Second Merger Sub (the “Second Step Merger” and, together with the First Step Merger, the “Acquisition”), with the Second Merger Sub surviving as a wholly owned subsidiary of the Company. Following the closing of the Acquisition (the “Acquisition Closing”), the Company changed its name from “Paltalk, Inc.” to “Intelligent Protection Management Corp.”

On the Closing Date and prior to the Acquisition Closing, the Company completed the sale to Meteor Mobile Holdings, Inc., a Delaware corporation (“Meteor Mobile”), of its telecommunications services provider, “Vumber”, as well as its “Paltalk” and “Camfrog” applications and certain assets and liabilities related to such services provider and applications (such sale, the “Divestiture,” and, together with the Acquisition, the “Transactions”) pursuant to that certain Asset Purchase Agreement, by and among the Company, its wholly owned subsidiaries Paltalk Holdings, Inc. (“Paltalk Holdings”), Paltalk Software, Inc., Camshare, Inc., A.V.M. Software, Inc. and Vumber, LLC, and Meteor Mobile. As a result of the Divestiture, the Company is no longer engaged in the business of providing video-based, live streaming, virtual camera and telecommunications software to consumers, as and to the extent such businesses were previously conducted by the Company pursuant to the “Vumber,” “Paltalk” and “Camfrog” applications. In addition, prior to the Acquisition Closing, the Company ceased all operations of its “Tinychat” service and application.

The audited financial statements included herein as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” relate to the Company prior to the consummation of the Transactions, other than where expressly provided therein. The remaining sections of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report on Form 10-K”), other than where expressly provided therein, relate to the Company following the Transactions.

INTELLIGENT PROTECTION MANAGEMENT CORP.

ANNUAL REPORT ON FORM 10-K

Unless the context otherwise indicates, references to “IPM,” “we,” “our,” “us” and the “Company” refer to Intelligent Protection Management Corp. and its subsidiaries on a consolidated basis.

IPM, our logo and other trademarks or service marks appearing in this report are the property of Intelligent Protection Management Corp. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective owners. Solely for convenience, the trademarks, service marks and trade names included in this report are without the ®, or other applicable symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names.

i

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	the possibility of security vulnerabilities, cyber-attacks and network disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions;

●	our ability to operate our secure private cloud through our data centers;

●	the intense competition in the industry in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	our ability to consummate favorable acquisitions and effectively integrate any companies or businesses that we acquire;

●	the impact of adverse economic and market conditions, including those related to fluctuations in inflation and geopolitical conflicts;

●	our reliance on a limited number of customers for a material portion of our revenues and income;

●	the impact of possible failures of our hardware systems and infrastructure at our data centers;

●	our reliance on network infrastructure, including Internet, telecommunications and fiber optic network connectivity providers;

●	the impact of real or perceived errors, failures or bugs in our customer solutions, software or technology;

●	our ability to attract new customers, retain existing customers and sell additional services to customers;

●	our reliance on Microsoft Corporation and others for software licenses and other intellectual property;

●	our reliance on our executive officers and consultants;

●	our ability to attract and retain qualified personnel;

●	our ability to obtain additional capital or financing when and if necessary, to execute our business plan, including through offerings of debt or equity or sale of any of our assets;

●	our ability to remediate previously identified material weaknesses in NTS’s internal controls over financial reporting and maintain effective internal controls over financial reporting in the future;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to protect our intellectual property rights;

●	changes in laws, government regulations and policies and interpretations thereof; and

●	other events outside of our control.

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

ii

PART I

ITEM 1. BUSINESS

Company Overview

Prior to the completion of the Transactions, we operated a network of consumer applications. Our product portfolio included Paltalk, Camfrog and Tinychat, which together hosted a large collection of video-based communities. Our other products included Vumber, which is a telecommunications services provider that enables users to communicate privately by having multiple phone numbers with any area code through which calls can be forwarded to a user’s existing telephone number. As discussed below, following the Transactions, we continue to support our ManyCam software, which is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools.

Following the Transactions, we provide a comprehensive range of IT-related services, including dedicated server hosting, cloud hosting, data storage, managed security, backup and disaster recovery, and other related services including consulting and implementing technology solutions for large enterprise and commercial clients across the United States as well as small-and-medium sized businesses. We have an over 20-year history of technology innovation and hold eight patents.

We were incorporated under the laws of the State of Delaware in 2005. Our principal executive office is located at 30 Jericho Executive Plaza Suite 400E, Jericho, NY 11753.

Our IT and Cloud-Based Solutions

We sell and provide a range of services across five core areas, each as further described below: managed IT security services, professional services, procurement services, secure private cloud hosting, managed backup and disaster recovery and web hosting.

Managed IT Security Services

Our managed IT security services provide clients with ongoing management and support of their IT systems and services under a subscription or contract-based model. Our managed IT security services include proactive monitoring, regular system maintenance, comprehensive cybersecurity management, data backup, and disaster recovery, as well as help desk support for users. Managed IT security services are intended to ensure that a client’s IT infrastructure and services remain operational, secure and optimized. Customers of our managed IT security services typically pay a recurring fee, often based on service-level agreements that define the specific services and performance metrics.

Professional Services

Our professional services include the design and implementation of a wide range of IT products and services, such as cybersecurity, software planning, IT infrastructure, data center design and configuration, designing and implementing on-premises, hybrid or cloud computing solutions, website development, developing or integrating systems and software and IT cost management. Customers of our professional services are typically invoiced either based on a time and materials basis or on a straight-line basis for all fixed fee arrangements.

Procurement Services

We offer two types of procurement services to our customers. We can either: (i) obtain software and hardware products on behalf of our customers, in which case our vendors drop ship the products to our end customers, or (ii) obtain hardware or software on behalf of our customers and perform additional configuration and/or add additional inputs to the products before the products are shipped to our customers. In the instance where we sell hardware and software products as a solution bundled with services, we typically obtain the products or software from our vendors, add the additional inputs/configuration as detailed in the customer contract, and then ship the products to the end customer. For each type of procurement service, our customers have their own negotiated contract and payment terms. When we provide a combination of hardware and software products with the provision of services, we will separately identify our performance obligations under the contract and the hardware and/or software products or services that will be provided. The total transaction price for an arrangement with multiple performance obligations is typically allocated at contract inception to each performance obligation in proportion to the stand-alone selling price of the hardware or software. The selling price is the price at which we would sell a promised good or service separately to a customer. We estimate the price based on observable inputs, including direct labor hours and allocable costs, or use observable stand-alone prices when they are available.

Secure Private Cloud Hosting

Our secure private cloud hosting offerings include a digital infrastructure which consists of dedicated and fully isolated cloud environments designed to deliver security, control and compliance for business-critical applications and client data.

We operate a secure private cloud from private suites in completely isolated areas that are leased within two Tier 3 data center facilities located in Phoenix, Arizona, and Edison, New Jersey (the “Data Centers”), pursuant to certain license agreements. The terms of the license agreements for the Data Centers located in Arizona and New Jersey extend through 2027 and 2026, respectively. Although we do not own or operate the Data Centers, we aim to use the high-level operations and standards provided by the Data Centers through our license agreements to provide our customers with secure and flexible cloud services. The Data Centers each conform to The Uptime Institute’s Tier 3 Certification, which is a globally recognized standard for validating critical data center infrastructure. The Tier 3 classification provides us with a degree of confidence that the Data Centers provide the necessary power, cooling, maintenance, and fault tolerance required for secure and reliable operations. Our critical infrastructure, hosted within the Data Centers, is designed to meet and exceed Tier 3 standards in all relevant categories. This allows us to deliver secure and compliant services to customers within heavily regulated industries, including financial services, healthcare, and other highly regulated industries. Additionally, we incorporate a redundant, carrier-neutral network design for communications paths, along with multiple hosting locations for our services, which improve the availability and resilience of our cloud services.

We leverage state-of-the-art security measures, including data encryption, network segmentation, advanced firewalls, multi-factor authentication and continuous monitoring to safeguard against unauthorized access and cyber threats. We believe our secure private cloud hosting provides our clients with strong availability, data integrity and reliable performance, while meeting stringent compliance requirements. Our secure private cloud hosting solutions are backed by 24/7 support from our expert team, with the goal of delivering secure, flexible and resilient infrastructure tailored to each client’s unique business needs. In the future, we plan to make arrangements with third parties to incorporate artificial intelligence (“AI”) features into our secure private cloud offerings. Revenue from such cloud services is recognized ratably over the period in which the cloud services are provided.

Managed Backup and Disaster Recovery

Our managed backup and disaster recovery solutions provide comprehensive protection for customers’ critical data and IT infrastructure, which is intended to ensure business continuity and rapid recovery in the event of data loss, cyberattacks or system failures. We utilize advanced backup technologies with automated, regular data backups, off-site replication and secure storage to prevent data corruption or loss. Our disaster recovery solutions are designed to offer quick restoration of systems and data with minimal downtime, supported by flexible recovery plans tailored to meet customers’ specific needs. With continuous monitoring, end-to-end encryption, and expert support available 24/7, we aim to ensure that our customers’ data is secure, accessible and compliant with industry standards. Pricing for our managed backup and disaster recovery solutions is based upon the customer contract and depends on the amount of backup storage needed. Customers are typically charged set rates per the contract and are charged monthly based on usage.

Web Hosting

Our web hosting services consist of several advanced security measures, including Secure Sockets Layer and Transport Layer Security (“SSL/TLS”) encryption, firewalls, distributed denial-of-service (“DDoS”) protection, malware scanning, and secure server configurations. Our web hosting services include features such as regular data backups, web application firewalls, strict access control policies and continuous monitoring and expert support, all of which are intended to ensure our customers’ compliance with industry standards and provide a reliable and secure environment for our customers’ online presence. Our web hosting services are designed to provide customer websites with an additional layer of protection from cyber attacks and threats. Each of our customers has their own contract and payment terms with respect to our web hosting services. The duration of such contracts is typically between one and four years, although the term may vary based on the needs of each particular customer. Customers of our web hosting services are invoiced on a monthly basis and pay a monthly fee, with revenue recognized on a monthly basis.

Our ManyCam Software Product

Following the Transactions, we continue to support our ManyCam software, which is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools. The ManyCam software provides multiple camera feeds, backgrounds and effects while also enabling users to share presentations, spreadsheets and documents. We anticipate integrating ManyCam as an offering for our new customers and seek to optimize our cross-selling efforts of ManyCam with our other technology solutions.

Customers

We serve a diverse customer base across various industries including, among others, finance, legal, healthcare and manufacturing, providing innovative solutions that enhance operational reliability and prevent cybersecurity risk.

Seasonality

Other than our procurement services, our business generally does not experience significant seasonality, and demand for our solutions remains steady throughout the year. Our procurement services experience a seasonal pattern as revenues will typically be lower as our customers get closer to the end of their budgeted spending periods, which generally tend to be the fourth quarter.

Employees and Human Capital

We are committed to fostering a diverse and inclusive workplace, investing in employee development, and maintaining a strong culture of innovation and collaboration. As of March 14, 2025, we had 55 full-time employees and one part-time employee. We believe that our future success depends, in part, on our continued ability to hire, assimilate and retain qualified personnel. We attract and retain employees by offering training, bonus opportunities, competitive salaries and a comprehensive benefits package.

Company Business Strategies

Cloud Infrastructure and Cybersecurity Solutions

Our continued growth depends on attracting new customers through the introduction of new services and further penetration of the cloud infrastructure and cybersecurity sectors. Our principal growth strategy is to invest in the development of proprietary solutions, expand our sales and marketing efforts with respect to such solutions, and increase our customer base through potential platform partnerships and new and existing advertising campaigns that we run through internet and mobile advertising networks, all while balancing the capital needs of our business. With respect to our cloud infrastructure solutions, we intend to drive growth by leveraging strategic partnerships, expanding our market reach by leveraging our high-performance, scalable solutions, and optimizing deployment speed to meet the evolving needs of enterprises migrating to the cloud. Our strategy for cybersecurity solutions focuses on delivering cutting-edge, compliance-driven security solutions through an integrated approach, prioritizing proactive threat mitigation, automation, and seamless implementation to enhance customer trust and accelerate adoption.

Our strategy is to approach these opportunities in a measured way, being mindful of our resources and evaluating factors such as potential revenue, time to market and amount of capital needed to invest in the opportunity.

Acquiring and Investing in Complementary Technologies and Businesses

Our strategy also includes acquiring, or investing in technologies, solutions or businesses that complement our business and cross-selling them to additional synergistic businesses. In furtherance of this strategy, we have strategically added specialized employees and complementary companies, products and technologies to our existing business. In addition, we continue to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other assets or entities that are synergistic to our business.

Defend our Intellectual Property

We have a portfolio of eight issued patents. We have successfully defended certain of our intellectual property in the past and have historically generated revenue through licensing fees for the use of our patents. We intend to continue defending our intellectual property rights.

Marketing Strategy

We invest in advertising and marketing primarily for the purpose of acquiring customers for our products and solutions. By emphasizing our deep expertise in cloud infrastructure, cybersecurity, and managed services, we differentiate from commodity providers through a consultative approach that drives strategic value. We aim to accelerate growth through targeted industry verticals, strategic partnerships, and direct client engagement, leveraging our proven ability to streamline IT operations, enhance security postures, and enable businesses to focus on their core objectives. We believe our proactive, high-touch service model ensures long-term client relationships and sustained competitive advantage in a rapidly evolving market.

We sell our solutions exclusively through our sales force. Our sales force is comprised of senior account executives that concentrate on named account territories, senior solution architects that provide dedicated support to our senior account executives and affiliate sales efforts, as well as other sales personnel that manage inbound leads from our website and referrals from Newtek under our referral arrangement. In addition to managing client relationships, our sales force is focused on expanding the number of solutions our customers purchase from us by introducing them to additional solutions. Going forward, we plan to utilize search engine optimization, search engine marketing, generative engine optimization and targeted marketing campaigns in furtherance of our goals.

 Competition and Our Industry

Competition in our industry remains fierce. The market for cloud-managed IT and cybersecurity solutions is extremely dynamic and is undergoing constant change. We believe this environment creates significant opportunities for us as well as our direct and indirect competitors. Our principal competitors are managed IT service providers, such as Konica Minolta Business Solutions, Rackspace Technology, Inc., Cognizant Technology Solutions Corporation, NTT Ltd., All Covered, Flexential, DXC Technology Company, Logicalis Group, Insight Enterprises, Inc., and CDW Corporation.

Many of our competitors have substantially greater financial, managerial, technological and other resources than we do and may be more effective at developing, promoting and supporting their products. Additionally, our competitors may offer products and services that we do not provide, which may have desirable features or may be offered at lower prices. In addition, many of our competitors have more extensive customer bases and broader customer relationships than we have, including relationships with our potential customers. Additionally, in the future, we plan to make arrangements with third parties to incorporate AI features into our secure private cloud offerings. Developments in the AI sector are occurring at a rapid pace, and our competitors’ services may already include AI features.

In order to compete effectively, we seek to offer solutions that are differentiated from existing services, superior in quality and more appealing than those of our competitors. We believe that our solutions compete favorably against those offered by our competitors due to our hands-on, white-glove consulting approach, which we believe goes beyond standard offerings to deliver personalized, expert driven solutions. Unlike providers that take a one-size-fits-all-approach, we aim to strategically advise our customers, enabling businesses to offload complex IT, cloud, and cybersecurity needs to a trusted advisor. This allows our customers to focus on higher-value initiatives, while we provide execution, proactive problem solving, and a fully-optimized technology environment tailored to their specific goals.

Governmental Regulations and Other Compliance Obligations

We are subject to a number of U.S. federal and state laws, regulations and policies that affect companies conducting business on the internet, many of which are still evolving and being litigated in the courts and could be interpreted in ways that could harm our business. These laws and regulations may involve, among other things, AI, intellectual property, distribution, electronic contracts, competition, wiretapping, consumer protection and taxation. The application and interpretation of these laws, regulations and policies are often uncertain and may have unpredictable consequences, particularly in the new and rapidly evolving industry in which we operate.

We are subject to periodic examination by regulators under the authority of the Federal Financial Institutions Examination Council (“FFIEC”) under its Guidance on the Supervision of Technology Services Providers and the Gramm-Leach-Bliley Act of 1999, and federal, state and other laws that apply to technology service providers as a result of the services we provide to the institutions and entities they regulate. As a technology service provider, we are examined by federal financial regulators on a rotating basis. These examinations are based on guidance from the FFIEC, which is a formal interagency body empowered to prescribe uniform principles, standards and report forms for the examination of financial institutions and to make recommendations to promote uniformity in the supervision of financial institutions. The examinations cover a wide variety of subjects, including our management, acquisition and development activities, support and delivery, information technology audits, cybersecurity, as well as our disaster preparedness and business recovery planning. The FFIEC has broad supervisory authority to remedy any shortcomings identified in an examination. Following an examination, our financial institution customers may request the open section of the report of examination through their lead examination agency.

The regulatory landscape related to generative AI and machine learning is rapidly evolving and is likely to remain uncertain for the foreseeable future. As we develop products or incorporate technologies from third parties, such as generative AI and machine learning, we must comply with applicable laws and regulation.

Company Internet Site and Availability of SEC Filings

Our corporate website is located at www.ipm.com. We make available on that site, as soon as reasonably practicable, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy statements, Current Reports on Form 8-K, other reports filed with or furnished to the Securities and Exchange Commission (“SEC”), as well as any amendments to those filings. Our SEC filings, as well as our Code of Conduct and other corporate governance documents, can be found in the Investor Relations section of our site and are available free of charge. Amendments to our Code of Conduct and any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules will be disclosed on our website. Information on our website is not part of this Annual Report on Form 10-K. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We could be adversely affected by information security breaches or cyber security attacks.

Our web and cloud services involve the storage and transmission of our customers’ and employees’ proprietary information. Our business relies on our digital technologies, computer and email systems, software and networks to conduct our operations. Our technologies, systems and networks may become the target of criminal cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of us or third parties with whom we deal, or otherwise disrupt our or our customers’ or other third parties’ business operations. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Although we believe we employ appropriate security technologies, we cannot guarantee that the security technologies (including data encryption processes, intrusion detection systems) we employ, the comprehensive risk assessments we conduct, or our other internal control procedures will ensure the security of our customers’ data. If our security measures are breached due to third-party action, employee error or otherwise, and as a result, our customers’ data becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers.

Furthermore, we maintain a work-from-home policy for our employees. Remote work and remote access increase our vulnerability to cybersecurity attacks. We may see an increase in cyberattack volume, frequency and sophistication driven by the global enablement of remote workforces. We seek to detect and investigate unauthorized attempts and attacks against our network, products and services and to prevent their recurrence where practicable through changes to our internal processes and tools and changes or updates to our products and services; however, we remain potentially vulnerable to additional known or unknown threats. In some instances, we and our customers can be unaware of an incident or its magnitude and effects. Additionally, the rapid evolution and increasing prevalence of AI technologies may also increase our cybersecurity risks. Moreover, globally there has been an increase in cybersecurity attacks since Russia invaded Ukraine. The risk of state-supported and geopolitical-related cyber-attacks may increase in connection with the war in Ukraine and any related political or economic responses and counter-responses. We may not discover all such incidents or activity or be able to respond or otherwise address them promptly, in sufficient respects or at all.

In addition, we have in the past and may in the future be required to expend significant capital and other resources to detect, remedy, protect against or alleviate breaches of our network and security, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures.

For example, in early 2018, following an unauthorized third party misappropriating three of NTS’s domain names, NTS’s management and forensic investigators determined that attackers compromised a portion of its shared webhosting system, and may have acquired certain customer information limited to its shared webhosting customers and/or gained access to certain of its shared webhosting servers. In response, NTS took a range of steps designed to further secure its systems, enhance its security protections, enhance access controls and prevent future unauthorized activity.

Further, any breaches to our security measures in the future as a result of third-party action, employee error or otherwise could increase the cost of cybersecurity insurance, which, in turn, could adversely affect our financial condition and results of operations. Our existing general liability insurance coverage and the coverage we carry for cyber-related liabilities may not continue to be available on acceptable terms or be available in sufficient amounts to cover one or more large claims or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that are not covered or exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could harm our business.

We rely on third-party license agreements with the owners of the Data Centers to operate our secure private cloud which, if terminated, could have an adverse material effect on our business.

We operate a secure private cloud from private suites in completely isolated areas that are leased within two Tier 3 data center facilities located in Phoenix, Arizona, and Edison, New Jersey. We are party to license agreements with Aligned Data Centers (Phoenix) PropCo, LLC and Iron Mountain Data Centers LLC with respect the Data Centers located in Phoenix, Arizona, and Edison, New Jersey, respectively, through which we offer our secure private cloud hosting services. The Data Centers host our critical infrastructure and are designed to conform to the global standards for such centers. Although the terms of the license agreements for the Data Centers located in Arizona and New Jersey currently extend through 2027 and 2026, respectively, such license agreements may not continue to be available on commercially reasonable terms, or at all. Additionally, termination of such license agreements would require us to identify replacement facilities for our secure private cloud hosting services, which may not be available at all. Any delay or interruption in our ability to meet demand for our secure private cloud hosting services and other IT-related services will result in the loss of potential revenues and could have a material adverse effect on our business, results of operations, and financial condition.

We operate in a highly competitive industry in which technological change can be rapid.

The information technology industry involves a broad range of rapidly changing technologies, including AI. Our equipment and the technologies on which it is based may not remain competitive over time, and others may develop superior technologies that render our products non-competitive, without significant additional capital expenditures. Some of our competitors are significantly larger and have substantially greater market presence, as well as greater financial, technical, operational, marketing and other resources and experience than we do. In the event that such a competitor expends significant sales and marketing resources in one or several markets in which we operate, we may not be able to compete successfully in such market(s). We believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with such price reductions.

We rely on a limited number of customers for a material portion of our revenues and income.

Prior to the consummation of the Transactions, during the 2023 and 2024 fiscal years, NTS relied on a limited number of customers for a material portion of its revenues. Additionally, during 2024, NTS’s second largest customer informed NTS it would cease utilizing its services due to a consolidation of its vendors. Following the completion to the Transactions, this customer has since resumed utilizing our services, but we cannot be certain at what level, or for what period, the customer relationship will continue. A loss of one or more of our customers, if not replaced, could adversely impact our financial condition and prospects.

Our technology solutions business depends on the efficient and uninterrupted operation of our Data Centers and computer and communications hardware systems and infrastructure.

Despite precautions we implement against possible failure of our systems, interruptions could result from natural disasters, power loss, the inability to acquire fuel for our backup generators, telecommunications failure, terrorist attacks and similar events. We also lease telecommunications lines from local, regional and national carriers whose service may be interrupted. Our business, financial condition and results of operations could be harmed by any damage or failure that interrupts or delays our operations. Our insurance may not cover all of the losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide service.

Additionally, since the Data Centers through which we operate rely on third parties to provide power sufficient to meet operational needs, the Data Centers could have a limited or inadequate amount of electrical resources necessary to meet our customer requirements. The operators for the Data Centers attempt to limit exposure to system downtime due to power outages by using backup generators and power supplies. However, these protections may not limit our exposure to power shortages or outages entirely. Any system downtime resulting from insufficient power resources or power outages could cause physical damage to equipment, increase our susceptibility to security breaches, damage our reputation and lead us to lose current and potential customers, which would harm our business, financial condition and results of operations.

Failure to have reliable Internet, telecommunications and fiber optic network connectivity and capacity from third-party providers may adversely affect our results of operations.

Our success depends in part upon the capacity, reliability and performance of our network infrastructure, including our Internet, telecommunications and fiber optic network connectivity providers. We depend on these companies to provide uninterrupted and error-free service through their telecommunications networks. Some of these providers are also our competitors. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We have experienced, and expect to continue to experience, interruptions or delays in network service. Any failure on our part or the part of our third-party suppliers to achieve or maintain high data transmission capacity, reliability or performance could significantly reduce customer demand for our services and have a material and adverse effect on our business, financial condition and results of operations.

As our customers’ usage of telecommunications capacity increases, we will be required to make additional investments in our capacity to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our customers’ usage increases, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, our business and results of operations would suffer if our network suppliers increased the prices for their services and we were unable to successfully pass along the increased costs to our customers.

Real or perceived errors, failures or bugs in our customer solutions, software or technology could adversely affect our business, financial condition and results of operations.

Undetected real or perceived errors, failures, bugs or defects may be present or occur in the future in our customer solutions, software or technology or the technology or software we license from third parties, including open source software. Despite testing by us, real or perceived errors, failures, bugs or defects may not be found until our customers use our services. Real or perceived errors, failures, bugs or defects in our customer solutions could result in negative publicity, loss of or delay in market acceptance of our services and harm to our brand, weakening of our competitive position, claims by customers for losses sustained by them or failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources to help correct the problem. Any real or perceived errors, failures, bugs or defects in our customer solutions could also impair our ability to attract new customers, retain existing customers or expand their use of our services, which could adversely affect our business, financial condition and results of operations.

If we are unable to attract new customers, retain existing customers and sell additional services at comparable gross margins to customers, our revenue and results of operations could be adversely affected.

Our ability to maintain or increase our revenues and make a profit may be impacted by a number of factors, including our ability to attract new customers, retain existing customers and sell additional services at comparable gross margins to our customers. In addition, as we seek to grow our customer base, we expect to incur higher customer acquisition costs and, to the extent we are unable to retain and sell additional services to existing customers, our revenue and results of operations may decrease.

Growth in the demand for our services may be inhibited, and we may be unable to profitably maintain or grow our customer base for a number of reasons, such as:

●	our inability to provide compelling services or effectively market them to new and existing customers;

●	customer migration to platforms that we do not have expertise in managing;

●	the inability of customers to differentiate our services from those of our competitors or our inability to effectively communicate such distinctions;

●	the decision of customers to host internally, in third-party cloud infrastructure, or in third-party colocation facilities as an alternative to the use of our services;

●	the decision of customers to use internal or other third-party resources to manage their platforms and applications;

●	reductions in IT spending by customers or potential customers;

●	a reduction in the demand for our services due to macroeconomic factors in the markets in which we operate;

●	our inability to strengthen awareness of our brand;

●	past or future cybersecurity-related incidents; and

●	reliability, quality or compatibility problems with our services.

Moreover, we may face difficulty retaining existing customers over the long term. Certain customer contracts, frequently have initial terms (typically from 24 to 36 months) and, unless terminated, may be renewed or automatically extended for shorter, rolling periods after the initial term. Our customers have no obligation to renew their services after their initial contract periods expire and any termination fees associated with an early termination may not be sufficient to recover our costs associated with such contracts. In addition, most of our services can be canceled at any time without penalty. As a result, we may face high rates of customer churn if we are unable to meet our customer needs, requirements and preferences.

Our costs associated with generating revenue from existing customers are generally lower than costs associated with generating revenue from new customers, and depending on the customer and the service offering, there may be substantial variation in the gross margins associated with existing and new customers. Any failure by us in continuing to attract new customers or grow our revenue from existing customers could have a material and adverse effect on our business, financial condition and results of operations.

Our business depends on Microsoft Corporation and others for the licenses to use software and other intellectual property in the managed technology solutions business.

Our managed technology business is built on technological platforms that rely on the Microsoft Windows products and other intellectual property that we currently license. As a result, if we are unable to continue to have the benefit of those licensing arrangements, or if the products upon which our platform is built become obsolete, our business could be materially and adversely affected.

If we fail to hire and retain qualified employees and management personnel, our strategies and our business could be harmed.

Our ability to be successful and to execute on our strategies depends on our ability to identify, hire, train and retain qualified executives, IT professionals, technical engineers, software developers, operations employees and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company to grow. Our ability to execute on our sales strategy is also dependent on our ability to identify, hire, train and retain a sufficient number of qualified sales personnel. There is a shortage of qualified personnel in these fields, and like many other companies we have recently encountered additional challenges in hiring and retaining qualified personnel. We compete with other companies for this limited pool of potential employees. Furthermore, the implementation of our strategies may result in changes throughout our business, which may create uncertainty for our employees. Such uncertainties may impair our ability to attract, retain and motivate key personnel and could cause customers, suppliers and others who deal with us to seek to change existing business relationships. In addition, the industry in which we operate is generally characterized by significant competition for skilled personnel, and as our industry becomes more competitive, it could become especially difficult to retain personnel with unique in-demand skills and knowledge, whom we would expect to become recruiting targets for our competitors. We may not be able to recruit or retain qualified personnel or successfully transition knowledge from departing employees, and any failure to do so could cause a dilution of our service-oriented culture and weaken our ability to develop and deliver existing or new operations and services, either of which could cause our business to be negatively impacted.

Our future success is dependent, in part, on the performance and continued service of our executive officers. Without their continued service, we may be forced to interrupt or eventually cease our operations.

We are dependent to a great extent upon the experience, abilities and continued service of Jason Katz, our Chief Executive Officer and Chairman of the Board of Directors (the “Board”), Kara B. Jenny, our Chief Financial Officer and director, Jared Mills, our President, and Adam Zalko, our Chief Operating Officer. The loss of the services of these individuals would substantially affect our business or operations and could have a material adverse effect on our business, results of operations or financial condition.

Because we recognize revenue from subscriptions over the term of the subscription, the full impact of downturns or upturns in subscription sales may not be immediately reflected in our results of operations or financial condition.

We recognize subscription revenue from ManyCam customers monthly over the term of the subscription, which are offered in twelve- and twenty-four-month terms. As a result, much of the subscription revenue we report in each period is deferred revenue from subscription agreements entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any one quarter will negatively affect our revenue in future quarters. In addition, we might not be able to immediately adjust our costs and expenses to reflect these reduced revenues. Accordingly, the effect of significant downturns in user acceptance of ManyCam may not be fully reflected in our results of operations until future periods. Our subscription model for ManyCam also makes it difficult for us to quickly increase revenue generated from ManyCam through additional sales in any period, as revenue from new subscribers must be recognized over the term of the subscription. As a result, you should not rely on the amount of subscription revenue generated in prior quarters as an indication of future results.

Our business is affected by general economic conditions, including inflation, and uncertainties affecting markets in which we operate, and economic volatility could adversely impact our business.

Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States has experienced cyclical downturns from time to time in which economic activity was impacted by rising inflation, falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit and fluctuating interest rates, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly, and the full impact of such conditions can remain uncertain. In addition, geopolitical developments, such as existing and potential wars, trade wars or other conflicts, changes in foreign policy and other events are beyond our control. Any form of civil unrest or other conflict can increase levels of political and economic unpredictability regionally or globally and has the potential to increase the volatility of global financial markets. Any of these effects could have a material and adverse impact on our business, financial condition and results of operations. Sustained levels of high inflation could cause the U.S. Federal Reserve and other central banks to continue to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which, or the combination thereof, could hurt the financial and operating results of our business and impact our ability to raise capital.

We may need additional capital to execute our business plan. If we are not able to obtain additional financing, it could have a material adverse effect on our business, results of operations or financial condition.

We might need to raise additional capital or financing through debt or equity offerings to support our expansion, marketing efforts and application development programs in the future. For instance, we might require additional capital or financing to:

●	hire and retain talented employees, including technical employees, executives, and marketing experts;

●	effectuate our long-term growth strategy and expand our application development programs; and

●	market and advertise our products and solutions to acquire additional customers.

We may be unable to obtain future capital or financing on favorable terms or at all. If we cannot obtain additional capital or financing, we may need to reduce, defer or cancel planned initiatives, marketing or advertising expenses or costs and expenses. The failure to obtain necessary additional capital or financing on favorable terms, if at all, could have a material adverse effect on our business, results of operations or financial condition.

We may make or attempt to make acquisitions in the future, which could require significant management attention, disrupt our business, dilute our stockholders and significantly harm our business.

As part of our business strategy, we have made in the past, and intend to make in the future, acquisitions to add specialized employees and complementary companies, products and technologies. In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Our previous and future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by customers, advertisers or investors. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired products, technology and personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, any of which could negatively impact our business and financial condition. Issuing equity to finance any such acquisitions would also dilute our existing stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

Risks Related to the Transactions

Shares issuable upon conversion of the Series A Preferred Stock, could depress our stock price.

As partial consideration for the Acquisition, we issued Newtek 4,000,000 shares of the Company’s Series A Non-Voting Common Equivalent Stock, par value $0.001 per share (the “Series A Preferred Stock”). As of March 14, 2025, Newtek owns approximately 30.2% of our issued and outstanding common stock or common-equivalent equity (on an as-converted and fully-diluted basis), calculated based on the number of shares of our common stock outstanding as of March 14, 2025. As a holder of our Series A Preferred Stock, Newtek does not have voting rights, except with respect to certain protective matters, such as amendments to the Charter or Series A Preferred Stock Certificate of Designations (the “Certificate of Designations”) that significantly and adversely affect the preferences, rights, privileges or powers of the Series A Preferred Stock.

The Series A Preferred Stock is convertible into common stock only upon certain qualifying transfers to third parties. In addition, we entered into a Registration Rights Agreement with Newtek at the closing of the Acquisition (the “Registration Rights Agreement”), pursuant to which, among other things, we are obligated to use our reasonable best efforts to prepare and file a registration statement registering the resale the shares of our common stock issuable upon conversion of the Series A Preferred Stock. Once registered, the shares of common stock issuable upon conversion of the Series A Preferred Stock held by Newtek generally will not require further registration under the Securities Act, provided, however, that to the extent that Newtek is deemed to be our affiliate for purposes of the Securities Act, its sales of common stock issuable upon conversion of the Series A Preferred Stock will be subject to the resale restrictions of Rule 144 under the Securities Act.

Pursuant to the Registration Rights Agreement, Newtek is subject to certain lockup and transfer restrictions with respect to the Series A Preferred Stock for one year following the closing of the Acquisition. Following this lockup period, Newtek may wish to dispose of some or all of its Series A Preferred Stock, and as a result, may seek to sell its shares of Series A Preferred Stock, which would automatically convert into shares of our common stock upon the occurrence of certain qualifying transfers. Any such sale (or the perception that any such a sale may occur), coupled with the increase in the outstanding number of shares of our common stock following the conversion of the Series A Preferred Stock upon transfer, could have a dilutive effect to our existing stockholders and may affect the market for, and the market price of, shares of common stock in an adverse manner.

We may not be able to effectively integrate the businesses of NTS or realize the anticipated benefits and synergies expected from the Acquisition.

The success of the Acquisition and the transactions contemplated thereby will depend, in part, on our ability to realize the anticipated benefits from acquiring NTS and its business. The anticipated benefits and estimates of future growth, synergies and optimizations of the Acquisition may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. The failure to realize the anticipated benefits and synergies expected from the Acquisition could adversely affect our business, financial condition and operating results.

In addition, we have devoted, and continue to devote, significant management attention and resources to integrate the respective business practices and operations of NTS. Potential difficulties that we may encounter as part of the integration process include the following:

●	our inability to successfully combine our ManyCam product with the business of NTS in a manner that permits us to achieve, on a timely basis or at all, the enhanced revenue opportunities, cost savings and other benefits anticipated to result from the Acquisition;

●	complexities associated with managing our existing business and NTS, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of NTS in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

●	the assumption of contractual obligations with less favorable or more restrictive terms; and

●	potential unknown liabilities and unforeseen increased expenses or delays associated with the transactions.

Any of these issues could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the Acquisition or could negatively impact our earnings or otherwise adversely affect our business and financial results.

Through the Acquisition, we are entering a new line of business which is highly competitive.

Through the Acquisition, we acquired NTS’s existing operations. Entering a new line of business has many risks, including the ability to generate sufficient revenue to fund operations in the future. While we believe we have sufficient capital to cover integration expenses, we may have to fund NTS’s operations from cash on hand until sales are sufficient to fund ongoing operations. A new business line may never generate significant revenues or have enough sales to be profitable. These risks may be further exacerbated by the sale of the Transferred Assets, which have historically been our main source of revenue. With respect to any new line of business, we may have competitors that are better established in the market, have greater experience with such line of business or have greater resources than we do. Furthermore, certain of our current employees may have limited experience with dedicated server hosting, cloud hosting, data storage, managed security, backup and disaster recovery and other related services and may have limited experience with respect to any other line of business we may enter into as we seek to expand our operations.

Newtek previously identified material weaknesses in NTS’s internal controls over financial reporting. If the material weaknesses are not remediated, it may adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner or lower investor confidence in our Company and, as a result, negatively affect the value of our common stock.

As disclosed in Newtek’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024, Newtek’s management concluded that NTS did not maintain effective internal controls over financial reporting as of December 31, 2023, as a result of the material weaknesses related to deficiencies in the conversion of NTS’s system of record for webhosting revenue and ineffective control design and implementation over revenue recognition. As we continue to integrate NTS’s operations into our business, we are evaluating our internal controls over financial reporting, including internal controls related to NTS, following the Acquisition. As a result of these integration activities, certain internal controls may be changed. We are permitted to exclude NTS from our assessment of internal controls over financial reporting during the first year following the Acquisition. If we fail to maintain adequate internal controls over financial reporting, we may be subject to litigation or regulatory scrutiny and investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We may record goodwill and other intangible assets that could become impaired and result in material non-cash charges to our results of operations in the future.

We accounted for the Acquisition using the acquisition method of accounting in accordance with the accounting principles generally accepted in the United States (“GAAP”). Under the acquisition method of accounting, the assets and liabilities of NTS were recorded, as of completion, at their respective fair values and added to those of the Company. The reported financial condition and results of operations of the Company for periods after completion of the Acquisition will reflect NTS’s balances and results after completion of the Acquisition but will not be restated retroactively to reflect the historical financial position or results of operations of NTS for periods prior to the Acquisition.

Under the acquisition method of accounting, the total purchase price is allocated to NTS’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the Closing Date. The excess of the purchase price over those fair values is recorded as goodwill. We expect that the Acquisition may result in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent goodwill or intangibles are recorded and the values become impaired, we may be required to recognize material non-cash charges relating to such impairment. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.

NTS historically relied on Newtek for managerial, financial and accounting support and benefitted from Newtek’s referral network, and we expect to rely on Newtek’s referral network in the future.

NTS historically relied on Newtek for managerial, financial and accounting support to manage NTS’s business. We may not be able to effectively manage our operations without the managerial assistance of Newtek, and the Acquisition may result in the disruption of, or the loss of momentum in, our ongoing businesses or inconsistencies in standards, controls, procedures and policies, either of which could negatively impact our ability to generate revenue and income at the levels NTS historically performed.

In addition, NTS materially benefited from Newtek’s referral network, including Newtek’s patented NewTracker software, to assist NTS in generating new customers and revenues. For example, historically approximately 40% of new NTS webhosting customers have resulted from internal and external referrals from Newtek without material expenditures by NTS for marketing or advertising. In connection with the Acquisition, we entered into a referral arrangement with Newtek pursuant to which Newtek will continue to refer potential clients to us for a fee. Our referral arrangement with Newtek is terminable by either us or Newtek at any time. If Newtek does not provide customer referrals to us at the same level it provided NTS, or if Newtek terminates our referral arrangement, our ability to gain new customers would be materially adversely affected.

Newtek historically accounted for a material portion of NTS’s revenue and income.

Newtek historically was NTS’s largest customer in terms of revenue and income. For example, during the fiscal year ended December 31, 2023 and the nine months ended September 30, 2024, Newtek accounted for 16% and 27% of NTS’s revenue, respectively. In connection with the Acquisition, we entered into master services agreements with Newtek and Newtek Bank, National Association (“Newtek Bank”), pursuant to which we provide Newtek and Newtek Bank with the same level of managed IT services at the same or similar billing rates as NTS provided. If we are unable to deliver the contracted services or a party terminates or breaches the agreements, or if Newtek or Newtek Bank fail to renew the agreements at the end their term, the loss of revenues would materially impact our financial condition.

Legal and Regulatory Risks

Customers could potentially expose us to lawsuits for their lost profits or damages, which could impair our results of operations.

Because our services are critical to many of our customers’ businesses, any significant disruption in our services could result in lost profits or other indirect or consequential damages to our customers. Although we generally require our customers to sign agreements that contain provisions attempting to limit our liability for service outages, a court may not enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a service interruption or other Internet site or application problems that they may ascribe to us. The outcome of any such lawsuit would depend on the specific facts of the case and any legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards that may exceed our insurance coverage by unknown but significant amounts, which could materially and adversely impair our business, financial condition and results of operations.

As a technology service provider to U.S. financial institutions, we are subject to regulation, supervision, and enforcement authority of numerous governmental and regulatory bodies in the jurisdictions in which we operate, which includes banking regulators.

Because we are a technology service provider to U.S. financial institutions and host, secure and manage banking software, we are subject to regular oversight and examination by the FFIEC, which is an inter-agency body of federal banking regulators. The FFIEC has broad discretion in the implementation, interpretation and enforcement of banking and consumer protection laws. Our failure to comply with these laws, or our failure to meet the supervisory expectations of the banking regulators, could result in adverse action against us. The regulators have the power to, among other things, enjoin “unsafe or unsound” practices, require affirmative actions to correct any violation or practice, issue administrative orders that can be judicially enforced, direct the sale of subsidiaries or other assets, and assess civil money penalties. Our failure to comply with these laws, or our failure to meet the supervisory expectations of the banking regulators, could result in adverse action against us, which could have a material adverse impact on our business and results of operations.

Government regulation is continuously evolving and, depending on its evolution, may adversely affect our business, financial condition and results of operations.

We are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. These regulations and laws may cover taxation, privacy, data protection, pricing, content, intellectual property and proprietary rights, distribution, mobile communications, electronic device certification, electronic waste, electronic contracts and other communications, consumer protection, web services, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites and the characteristics and quality of services. These laws can be costly to comply with, can be a significant diversion to management’s time and effort and can subject us to claims or other remedies, as well as negative publicity. Many of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues that the Internet and related technologies currently produce. Some of the laws that do reference the Internet and related technologies have been and continue to be interpreted by the courts, but their applicability and scope remain largely uncertain.

Additionally, the increasing focus on the risks and strategic importance of AI technologies has already resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI and may in the future result in additional restrictions impacting some or all of our product and service offerings. Concerns regarding third-party use of AI for purposes contrary to local governmental interests, including concerns relating to the misuse of AI applications, models, and solutions, could result in unilateral or multilateral restrictions on products that can be used for training, refining, and deploying large language models. Such restrictions could limit the ability of downstream customers and users worldwide to acquire, deploy, and use systems that include our products, software, and services, and negatively impact our business and financial results.

Risks Related to Our Intellectual Property

If we are unable to protect our intellectual property rights, we may be unable to compete with competitors developing similar technologies.

Historically, our defense of our intellectual property rights has been a significant aspect of our business and has meaningfully contributed to our results of operations. We aim to protect our confidential proprietary information, in part, by entering into confidentiality agreements and invention assignment agreements with all our employees, consultants, advisors and any third parties who access or contribute to our proprietary know-how, information, or technology. We also rely on trademark, copyright, patent, trade secret, and domain-name-protection laws to protect our proprietary rights. We have filed various applications to protect aspects of our intellectual property, and we currently hold eight patents. In the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business.

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

Intellectual property infringement claims against us could cause us to incur significant expenses, pay substantial damages or royalties and prevent us from offering our products and solutions.

Third parties have in the past, and may in the future, claim that our products and solutions infringe or violate their intellectual property rights. For instance, on March 7, 2025, Cisco Systems, Inc. and Cisco Technology, Inc. filed a complaint against the Company in the U.S. District Court for the District of Delaware, alleging that the Company’s ManyCam software has infringed certain patents and seeking damages and injunctive relief. Such claim, and any future claims of infringement, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages and prevent us from using licensed technology that may be fundamental to our products and solutions. Even if we were to prevail, any litigation regarding intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. We maintain insurance to protect against intellectual property infringement claims and resulting litigation, but such insurance may not cover or may not be sufficient to cover all potential claims, liability or expenses. We may also be obligated to indemnify our business partners in any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be prevented from offering our products and solutions unless we enter into royalty, license or other agreements. We may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, we may be precluded from offering our products and solutions.

Risks Related to Ownership of Our Common Stock

Our common stock is historically thinly traded, stockholders may be unable to sell at or near ask prices or at all and the price of our common stock may be volatile.

Historically, shares of our common stock have been thinly traded The Nasdaq Capital Market (“Nasdaq”), meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community that generate or influence sales volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on stock price.

However, during certain periods, we have received, and may continue to receive, a high degree of media coverage that is published or otherwise disseminated by third parties, including blogs, articles, message boards and social and other media. This may include coverage that is not attributable to statements made by the Company or our Board. Information provided by third parties may not be reliable or accurate and could materially impact the trading price of our common stock, which could cause stockholders to lose their investments.

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

The ownership of our common stock is significantly concentrated in a small number of investors, some of whom are affiliated with our Board and management, which could prevent stockholders from having input on the course of our operations or otherwise lead to actual or potential conflicts of interest.

As of March 14, 2025, Jason Katz, our Chairman of the Board, and our Chief Executive Officer, and our largest stockholder, The J. Crew Delaware Trust B, beneficially owned an aggregate of approximately 25.9% of our outstanding common stock. The J. Crew Delaware Trust B is a trust formed by Mr. Katz for the benefit of certain of his family members. Mr. Katz is not a beneficiary of the trust and does not hold voting or dispositive power over the shares held by the trust.

Mr. Katz, The J. Crew Delaware Trust B and others that have significant beneficial ownership of our common stock have substantial influence regarding matters submitted for stockholder approval, including proposals regarding:

●	any merger, consolidation or sale of all or substantially all of our assets;

●	the election of members of our Board; and

●	any amendment to our Certificate of Incorporation, as amended (the “Certificate of Incorporation”).

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

Our revenue and results of operations could vary significantly from period-to-period and year-to-year and may fail to match our past performance because of a variety of factors, many of which are outside of our control. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our results of operations include:

●	changes in expectations as to our future financial performance;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or capital commitments;

●	market acceptance of our new products and solutions;

●	the amount of advertising and marketing that is available and spent on customer campaigns;

●	disruptions in the availability of our applications on third party platforms;

●	actual or perceived violations of privacy obligations and compromises of customer data;

●	the entrance of new competitors in our market whether by established companies or the entrance of new companies;

●	additions or departures of key personnel and the cost of attracting and retaining application developers and other software engineers;

●	general market conditions, including market volatility and the impact of inflation; and

●	developments in connection with our current patent litigation or future patent litigation.

Given the rapidly evolving industry in which we operate, our historical results of operations may not be useful in predicting our future results of operations. In addition, metrics available from third parties regarding our industry and the performance of our products and solutions may not be indicative of our future financial performance.

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

Our common stock began trading on Nasdaq on August 3, 2021. However, our common stock may not continue to be listed on Nasdaq in the future. In order to maintain our listing on Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. We may not be able to comply with the applicable listing standards, and Nasdaq could delist our common stock as a result.

If our common stock is delisted from Nasdaq, we may be unable to list our common stock on another national securities exchange. If our common stock is delisted by Nasdaq, our common stock would likely trade on the OTCQB where an investor may find it more difficult to sell our shares or obtain accurate quotations as to the market value of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Overview

At IPM, cybersecurity is at the core of our business operations and an integral part of our commitment to delivering secure, compliant, and resilient technology solutions to customers operating in highly regulated industries. Prior to the Transactions, the Company employed a comprehensive strategy with respect to cybersecurity, which was supported by both management and our Board. Historically, our Board was responsible for overseeing our risk management activities in general, and certain of our Board committees assisted the Board in the role of risk oversight. The operations team prior to the Transactions conducted manual and automated testing of our systems, with the goal of identifying vulnerabilities and proactively strengthening our defenses.

Following the Transactions, in order to support our comprehensive range of IT-related services and digital infrastructure, we have embraced a multi-layered defense approach, which helps us recognize and address the dynamic nature of cyber threats. By integrating diverse security measures, we aim to fortify our infrastructure against a spectrum of potential risks and adapt to the ever-evolving cybersecurity landscape.

Our cybersecurity strategy is proactively designed to protect our digital infrastructure, customer environments, and business continuity. This approach is supported by our management and Board, with structured oversight to ensure compliance with evolving regulatory, risk, and industry best practices.

Proactive Security Measures and Threat Management

We employ a multi-layered defense strategy, leveraging advanced threat intelligence, automation, and security analytics to proactively detect, prevent, and respond to cyber threats. Our core security practices include:

●	continuous threat monitoring and response utilizing real-time security operations centers and next-generation endpoint detection and response to rapidly identify and neutralize threats;

●	regular vulnerability assessments and penetration testing conducted through automated and manual assessments with prioritized remediation workflows to enhance security across infrastructure, applications, and client environments;

●	zero trust security architecture, which implements strict identity verification, least privilege access and network segmentation to reduce attack surfaces and prevent lateral movement of threats; and

●	partnerships with leading cybersecurity firms for independent security audits, risk assessments, and compliance reviews as described below.

Recognizing that human factors play a critical role in cybersecurity, our workforce and compliance training includes comprehensive security awareness program. All employees undergo quarterly security training, covering data protection, insider threat mitigation, phishing awareness, and compliance best practices. Additionally, we implement strict enforcement of multi-factor authentication, just-in-time access controls, and continuous user behavior monitoring.

Incident Response and Business Continuity

Our incident response framework follows a structured escalation and notification process focused on rapid containment, mitigation, and recovery from cybersecurity incidents. Key response protocols include:

●	automated detection and response workflows to leverage rapid assessment detection technology to detect breaches in real time;

●	escalation of critical incidents to our Chief Executive Officer, President, and Chief Operating Officer and the Board based on severity and regulatory reporting requirements; and

●	secure backup and disaster recovery, which implement immutable backups, air-gapped storage, and rapid failover solutions to protect data integrity and minimize downtime in case of cyber incidents.

Governance

Both management and the Board are actively involved in the oversight of risks from cybersecurity threats. Our information security program is designed to ensure that management and the Board are adequately informed about, and provided with the tools necessary to monitor, (i) material risks from cybersecurity threats and (ii) our efforts related to the prevention, detection, mitigation, and remediation of cybersecurity incidents.

Role of the Board

Our Board oversees cybersecurity risk as part of our enterprise risk management strategy. The Board receives comprehensive cybersecurity updates from our President at least quarterly to inform our directors of evolving threats and regulatory developments. We undergo regular independent audits, cybersecurity risk assessments, and compliance reviews to validate our security posture, and our Audit Committee receives annual reports regarding our ongoing security measures.

Role of Management

At the management level, our Chief Information Security Officer (“CISO”) leads cybersecurity initiatives and reports regularly to the President on security posture, risk trends, and key incidents. Our President is a seasoned technology and business leader with over 20 years of experience in managed IT services and global scale multi-site private cloud datacenter operations. His background and experience provide him with expertise regarding data privacy and security, vulnerability management, security operations, and application security. In addition, our Chief Operating Officer has many years of experience with managed IT cyber application delivery.

We face risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. To date, we have not experienced any risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business strategy, financial condition, results of operations, or cash flows. See “Risk Factors – Risks Related to Our Business – We could be adversely affected by information security breaches or cyber security attacks.”

ITEM 2. PROPERTIES

Our principal executive office is located at 30 Jericho Executive Plaza in Jericho, New York 11753. The lease for the 30 Jericho Executive Plaza office space expires on November 30, 2026. We operate a secure private cloud from private suites in completely isolated areas that are leased within two Tier 3 data center facilities located in Phoenix, Arizona, and Edison, New Jersey pursuant to license agreements that extend until 2027 and 2026, respectively.

We currently do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

Cisco WebEx Litigation

On July 23, 2021, a wholly owned subsidiary of the Company, Paltalk Holdings, filed a patent infringement lawsuit (the “Lawsuit”) against WebEx Communications, Inc., Cisco WebEx LLC, and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas (the “Court”). The Company alleged that certain of Cisco’s products have infringed U.S. Patent No. 6,683,858, and that the Company was entitled to damages.

On August 29, 2024, the jury awarded the Company $65.7 million (the “Award”) in a jury verdict in connection with the Lawsuit. On October 8, 2024, an order granting a motion for final judgment was entered into in the Court in connection with the Lawsuit. The final judgment was entered in the Company’s favor in the amount of the Award and started the time for filing any post-trial motions or appeal.

The exact amount of the Award proceeds to be received by the Company will be determined based on a number of factors and will reflect the deduction of significant litigation-related expenses, including legal fees. Consequently, the Company estimates that it would receive no more than one third of the gross proceeds in connection with the Award, which Award is subject to post-trial proceedings (including any potential appellate proceedings by Cisco).

Cisco ManyCam Litigation

On March 7, 2025, Cisco Systems, Inc. and Cisco Technology, Inc. filed a complaint against the Company in the U.S. District Court for the District of Delaware, alleging that the Company’s ManyCam software has infringed U.S. Patent Nos. 8,830,293 and 8,941,708 and seeking damages and injunctive relief. The Company intends to vigorously defend itself against these claims. The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonably possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows.

To our knowledge, other than as described above, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on Nasdaq under the symbol “IPM.”

Holders

As of March 14, 2025, there were approximately 49 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2024 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The were no repurchases of our common stock during the three months ended December 31, 2024.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” Except where expressly provided, all information relates to the Company prior to the Transactions (defined below).

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” in this Annual Report on Form 10-K (the “Annual Report on Form 10-K”).

Overview

Prior to the completion of the Transactions, we operated a network of consumer applications. Our product portfolio included Paltalk, Camfrog and Tinychat, which together hosted a large collection of video-based communities. Our other products included Vumber, which is a telecommunications services provider that enables users to communicate privately by having multiple phone numbers with any area code through which calls can be forwarded to a user’s existing telephone number. As discussed below, following the Transactions, we continue to support our ManyCam software, which is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools.

As of January 2, 2025, we provide a comprehensive range of IT-related services, including dedicated server hosting, cloud hosting, data storage, managed security, backup and disaster recovery, and other related services including consulting and implementing technology solutions for large enterprise and commercial clients across the United States as well as small-and-medium sized businesses. We have an over 20-year history of technology innovation and hold eight patents.

Our IT and Cloud-Based Solutions

We sell and provide a range of services across five core areas, each as further described below: managed IT security services, professional services, procurement services, secure private cloud hosting, managed backup and disaster recovery and web hosting.

Managed IT Security Services

Our managed IT security services provide clients with ongoing management and support of their IT systems and services under a subscription or contract-based model. Our managed IT security services include proactive monitoring, regular system maintenance, comprehensive cybersecurity management, data backup, and disaster recovery, as well as help desk support for users.

Professional Services

Our professional services include the design and implementation of a wide range of IT products and services, such as cybersecurity, software planning, IT infrastructure, data center design and configuration, designing and implementing on-premises, hybrid or cloud computing solutions, website development, developing or integrating systems and software and IT cost management.

Procurement Services

We offer two types of procurement services to our customers. We can either: (i) obtain software and hardware products on behalf of our customers, in which case our vendors drop ship the products to our end customer, or (ii) obtain hardware or software on behalf of our customers and perform additional configuration and/or add additional inputs to the products before the products are shipped to our customer. In the instance where we sell hardware and software products as a solution bundled with services, we typically obtain the products or software from our vendors, add the additional inputs/configuration as detailed in the customer contract, and then ship the products to the end customer.

Secure Private Cloud Hosting

Our secure private cloud hosting offerings include a digital infrastructure which consists of dedicated and fully isolated cloud environments designed to deliver security, control and compliance for the business-critical applications and client data. We operate a secure private cloud from private suites in completely isolated areas that are leased within two Tier 3 data center facilities located in Phoenix, Arizona, and Edison, New Jersey (the “Data Centers”), pursuant to license agreements that extend until 2027 and 2026, respectively. Although we do not own or operate the Data Centers, we aim to use the high-level operations and standards provided by the Data Centers through our license agreements to provide our customers with secure and flexible cloud services.

We leverage state-of-the-art security measures, including data encryption, network segmentation, advanced firewalls, multi-factor authentication and continuous monitoring to safeguard against unauthorized access and cyber threats. We believe our secure private cloud hosting provides our clients with strong availability, data integrity and reliable performance, while meeting stringent compliance requirements. Our secure private cloud hosting solutions are backed by 24/7 support from our expert team, with the goal of delivering secure, flexible and resilient infrastructure tailored to each client’s unique business needs. In the future, we plan to make arrangements with third parties to incorporate AI features into our secure private cloud offerings.

Managed Backup and Disaster Recovery

Our managed backup and disaster recovery solutions provide comprehensive protection for customers’ critical data and IT infrastructure, which is intended to ensure business continuity and rapid recovery in the event of data loss, cyberattacks or system failures. We utilize advanced backup technologies with automated, regular data backups, off-site replication and secure storage to prevent data corruption or loss.

Web Hosting

Our web hosting services consist of several advanced security measures, including Secure Sockets Layer and Transport Layer Security (“SSL/TLS”) encryption, firewalls, distributed denial-of-service (“DDoS”) protection, malware scanning, and secure server configurations. Our web hosting services include features such as regular data backups, web application firewalls, strict access control policies and continuous monitoring and expert support, all of which are intended to ensure our customers’ compliance with industry standards and provide a reliable and secure environment for our customers’ online presence.

Our ManyCam Software Product

Following the Transactions, we continue to support our ManyCam software, which is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools. The ManyCam software provides multiple camera feeds, backgrounds and effects while also enabling users to share presentations, spreadsheets and documents. We anticipate integrating ManyCam as an offering for our new customers and seek to optimize our cross-selling efforts of ManyCam with our other technology solutions.

As a result of the Transactions, we are no longer engaged in the business of providing video-based, live streaming, virtual camera and telecommunications software to consumers, as and to the extent such businesses were previously conducted by us and our subsidiaries.

Recent Developments

The Acquisition

On January 2, 2025 (the “Closing Date”), we completed the acquisition of Newtek Technology Solutions, Inc., a New York corporation (“NTS”), pursuant to that certain Agreement and Plan of Merger (the “Acquisition Agreement”), by and among us, PALT Merger Sub 1, Inc., a New York corporation and our direct and wholly owned subsidiary (“First Merger Sub”), PALT Merger Sub 2, LLC, a Delaware limited liability company and our direct and wholly owned subsidiary (“Second Merger Sub”), NTS and NewtekOne, Inc., a Maryland corporation and the sole stockholder of NTS (“Newtek”). Pursuant to the terms of the Acquisition Agreement, on the Closing Date: (i) NTS merged with and into First Merger Sub, with NTS continuing as the surviving entity (the “Interim Surviving Entity” and such merger, the “First Step Merger”), and (ii) immediately following the consummation of the First Step Merger, the Interim Surviving Entity merged with and into Second Merger Sub (the “Second Step Merger” and, together with the First Step Merger, the “Acquisition”), with the Second Merger Sub surviving as our wholly owned subsidiary (in such capacity, the “Surviving Entity”). Following the closing of the Acquisition (the “Acquisition Closing”), we changed our name from “Paltalk, Inc.” to “Intelligent Protection Management Corp.”

The aggregate consideration we delivered to Newtek at the Acquisition Closing consisted of (i) $4,000,000 in cash (as adjusted pursuant to the Acquisition Agreement, the “Acquisition Closing Cash Consideration”) and (ii) 4,000,000 shares of our Series A Non-Voting Common Equivalent Stock (the “Series A Preferred Stock” and such shares issued at the Acquisition Closing, the “Acquisition Closing Stock Consideration” and together with the Acquisition Closing Cash Consideration, the “Acquisition Closing Consideration”). The Series A Preferred Stock will automatically convert into one share of our common stock, par value $0.001 per share (subject to certain customary anti-dilution adjustments), upon the occurrence of certain qualifying transfers by Newtek to third parties. In addition to the Acquisition Closing Consideration, Newtek is entitled to earn-out payments under certain circumstances. For more information, see the “Liquidity and Capital Resources” section below.

The Divestiture

On the Closing Date and prior to the Acquisition Closing, we completed the sale to Meteor Mobile Holdings, Inc., a Delaware corporation (“Meteor Mobile”), of our telecommunications services provider, “Vumber”, as well as our “Paltalk” and “Camfrog” applications and certain assets and liabilities related to such services provider and applications (the “Transferred Assets” and such sale, the “Divestiture”) pursuant to that certain Asset Purchase Agreement (the “Divestiture Agreement”), by and among the us, our wholly owned subsidiaries Paltalk Holdings, Inc. (“Paltalk Holdings”), Paltalk Software, Inc., Camshare, Inc., A.V.M. Software, Inc., and Vumber, LLC (collectively, the “Sellers”), and Meteor Mobile. As a result of the Divestiture, we are no longer engaged in the business of providing video-based, live streaming, virtual camera and telecommunications software to consumers, as and to the extent such businesses were previously conducted by us pursuant to the “Vumber,” “Paltalk” and “Camfrog” applications (the “Business”). In addition, prior to the Acquisition Closing, we ceased all operations of our “Tinychat” service and application.

The consideration delivered by Meteor Mobile to us at the closing of the Divestiture consisted of (i) $1,350,000 in cash and (ii) the assumption of all of the liabilities of the Sellers arising out of, or relating to, the Business or the Transferred Assets, other than certain excluded liabilities (the “Divestiture Closing Consideration”). In connection with the Divestiture, we are entitled to earn-out payments under certain circumstances. For more information, see the “Liquidity and Capital Resources” section below.

Board Appointments

Pursuant to the Acquisition Agreement, we agreed to cause one representative nominated by Newtek (the “Newtek Representative”) to be appointed to our Board of Directors (the “Board”) promptly following the closing of the Acquisition. Newtek designated Barry Sloane, who is currently Newtek’s Chairman, Chief Executive Officer and President, as the Newtek Representative.

Effective as of January 7, 2025, the Board increased the size of the Board from five (5) directors to seven (7) directors and appointed Mr. Sloane to the Board, to serve in such capacity until our 2025 annual meeting of stockholders (the “2025 Annual Meeting”) and until his successor is duly elected and qualified or until his earlier death, disqualification, resignation or removal. Mr. Sloane was not appointed to any committee of the Board.

In order for the majority of the Board to be comprised of independent directors in accordance with Rule 5605(b) of the listing rules of The Nasdaq Stock Market, LLC and as a result of his expertise in cloud infrastructure and applications and artificial intelligence, the Board also appointed Sidney Rabsatt to the Board, effective as of January 7, 2025. Mr. Rabsatt will serve in such capacity until the 2025 Annual Meeting and until his successor is duly elected and qualified or until his earlier death, disqualification, resignation or removal. Mr. Rabsatt was also appointed to serve on the Strategic Transactions Committee of the Board.

Patent Litigation

On July 23, 2021, Paltalk Holdings filed a patent infringement lawsuit (the “Lawsuit”) against WebEx Communications, Inc., Cisco WebEx LLC, and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas (the “Court”). We alleged that certain of Cisco’s products infringed U.S. Patent No. 6,683,858, and that we were entitled to damages.

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

Pre-Transaction Operational Highlights

Operational highlights during the year ended December 31, 2024:

●	after over 18 months, we identified a business in a complimentary industry, signed definitive documents to acquire a business approximately three times our revenue size, divested from our video-based businesses and, subsequent to year end, closed on these transformative transactions;

●	revenue from continuing operations increased by 14.2% to approximately $1.1 million compared to $1.0 million for the year ended December 31, 2023, as sales from ManyCam increased;

●	net loss increased by 689.5% to $8.4 million for the year ended December 31, 2024, compared to net loss of $1.1 million for the year ended December 31, 2023, which increase included a one-time non-cash charge of $3.8 million of as a result of the impairment loss in connection with the Divestiture, as well as one time legal and accounting expenses of $1.8 million incurred in connection with the Acquisition;

●	net loss from continuing operations increased by 58.9% to a net loss of $4.3 million for the year ended December 31, 2024, compared to net loss of $2.7 million for the year ended December 31, 2023; and

●	compared to the prior year period, cash flows used in operations increased by $1.9 million to $3.0 million for the year ended December 31, 2024, as decreases in cost of revenue and marketing expense were offset by increased professional fees in connection with the Transactions.

2025 Business Objectives

For the near term, our business objectives following the Transactions include:

●	continuing the integration of our comprehensive range of IT-related solutions;

●	incorporating ManyCam as an offering for our new customers and seek to optimize our cross-selling efforts with our other technology solutions;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other assets or entities that are synergistic to our businesses; and

●	continuing to defend our intellectual property.

Revenue Generation Following the Transactions

Following the Transactions, we now generate revenue from our five core areas as described below:

Managed IT Security Services

Customers pay for our managed IT security services on a subscription or contract-based model. Customers typically pay a recurring fee, which is generally based on service level agreements that define the specific services and performance metrics.

Professional Services

Customers are invoiced for our professional services either based on a time and materials basis or on a straight-line basis for all fixed fee arrangements. We are the principal in these transactions as we control the specified good or service before it is transferred to the customer. Additionally, we are primarily responsible for fulfillment of the order and have pricing discretion. As a result, we recognize revenue from our professional services revenue on a gross basis.

Procurement Services

Our procurement services include either (i) obtaining software and hardware products on behalf of our customers, in which case our vendors drop ship the products to our end customer, or (ii) obtaining hardware or software on behalf of our customers and performing additional configuration and/or add additional inputs to the products before the products are shipped to our customer. For both types of procurement services each customer has their own negotiated contract and payment terms. If a customer orders both hardware and additional configurations to those laptops, typically these will both be covered under separate contracts. The services provided are considered distinct as the additional configurations are not required for the hardware purchased to operate effectively. Customers are invoiced, and revenue is recognized, when the hardware purchased is shipped, as control transfers to the customer free on board (“FOB”) shipping point. We are an agent in these transactions because we (i) do not obtain control over the product as products are drop shipped from their vendors directly to the customer; (ii) have no inventory risk and (iii) have general pricing discretion in our transactions with customers. Our pricing discretion is limited by the going market rate of our services offered by other providers. Based on this assessment, we recognize revenue from procurement services on a net basis.

Additionally, certain procurement contracts with customers include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Secure Private Cloud Hosting

When a cloud-based service includes both on-premises software licenses and cloud services, judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time. Certain cloud services depend on a significant level of integration, interdependency, and interrelation between the desktop applications and cloud services, and are accounted for together as one performance obligation. Revenue from such cloud services is recognized ratably over the period in which the cloud services are provided.

Our secure private cloud offerings include a digital infrastructure which consists of servers which are dedicated to a single customer. We offer secure private cloud offerings through our Data Centers as well as off premise. Our secure private cloud offerings typically are one performance obligation where we are providing the cloud storage to the customer and customers pay a monthly fixed fee for the service.

Managed Backup and Disaster Recovery

Pricing for our managed backup and disaster recovery solutions is based upon the customer contract and depends on the amount of backup storage needed. Customers are typically charged set rates per the contract and are charged monthly based on usage. There are typically no upfront fees for these contracts. Customers are invoiced and revenue is recognized on a monthly basis.

Web Hosting

Each customer of our web hosting solutions has their own contract and payment terms. Contract duration is typically between 1-4 years, although the term may vary based on the customer’s needs. Web hosting services customers pay a monthly fee and there are typically no upfront costs associated with web hosting services. Customers are invoiced and revenue is recognized on a monthly basis.

Revenue Recognition

Following the Transactions, our revenue is measured based on the consideration specified in a contract with a customer. We contract with customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When a cloud-based service includes both on-premises software licenses and cloud services, judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time. Certain cloud services depend on a significant level of integration, interdependency, and interrelation between the desktop applications and cloud services, and are accounted for together as one performance obligation. Revenue from cloud services is recognized ratably over the period in which the cloud services are provided. We otherwise recognize revenue when it satisfies a performance obligation by transferring control of a product or service or by arranging for the sale of a vendor’s products or service to a customer.

We recognize revenue from sale of services as they perform the underlying services, typically based on time and materials basis based upon hours incurred for the performance completed to date for which we have the right to consideration. We recognize revenue on sales of goods at a point in time when customer takes control of goods, which typically occurs when title and risk of loss have passed to the customer. We recognize revenue on a gross basis for each of its services and product offerings principally because it is primarily responsible for fulfilling the promise to provide specified goods or service and it has discretion in establishing the price of specified good or service.

We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset (unbilled receivable). A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). For example, we recognize a receivable for revenue related to our transaction or volume-based contracts when earned regardless of whether amounts have been billed. Such receivables will be presented in accounts receivable, net in our consolidated balance sheets. We maintain an allowance for credit losses to provide for the estimated amount of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables, judgment, and other applicable factors.

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets will be presented in “current and other assets” in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. Our contract assets and liabilities are reported at the end of each reporting period. The difference between the opening and closing balances of the contract assets and deferred revenue primarily results from the timing difference between performance obligations and the customer’s payment. We receive payments from customers based on the terms established in their contracts, which may vary generally by contract type.

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The difference between the opening and closing balances of the contract assets and deferred revenue primarily results from the timing difference between performance obligations and the customer’s payment. We receive payments from customers based on the terms established in their contracts, which may vary generally by contract type.

We sell hardware and software products on both a stand-alone basis without any services and as a solution bundled with services. When we provide a combination of hardware and software products with the provision of services, we separately identify our performance obligations under the contract and the hardware and/or software products or services that will be provided. The total transaction price for an arrangement with multiple performance obligations is allocated at contract inception to each performance obligation in proportion to the stand-alone selling price of the hardware or software. The selling price is the price at which we would sell a promised good or service separately to a customer. We estimate the price based on observable inputs, including direct labor hours and allocatable costs, or use observable stand-alone prices when they are available. Our professional services include the design and implementation of a wide range of IT products and services. Such services are typically provided by us or third-party subcontractor vendors on a stand-alone basis.

Revenue Generation Prior to the Transactions

Prior to the completion of the Transactions, our main sources of revenue were subscription revenue, which includes virtual gift revenue, and advertising revenue generated from users of our former core video chat products, Paltalk and Camfrog, most of which is presented as discontinued operations. Because we are no longer engaged in the business of providing access to video-based live streaming, virtual camera and telecommunications software to consumers following the Transactions, we will not generate subscription revenue or advertising revenue related to the Transferred Assets in the future. We also generated revenue from subscriptions for our ManyCam software product, which is presented as continuing operations.

Subscription Revenue

Our video chat platforms generated revenue primarily through subscription fees. Our tiers of subscriptions provided users with unlimited video windows and levels of status within the community. Multiple subscription tiers were offered in different durations depending on the product from one-, three-, six-, twelve-, and twenty-four-month terms. Longer-term plans (those with durations longer than one month) were generally available at discounted monthly rates. Levels of membership benefits were offered in tiers, with the least membership benefits in the lowest paid tier and the most membership benefits in the highest paid tier. Our membership tiers were “Plus,” “Extreme,” “VIP” and “Prime” for Paltalk and “Pro,” “Extreme” and “Gold” for Camfrog. We also held occasional promotions that offer discounted subscriptions and virtual gifts. Subscriptions for ManyCam were generally offered in annual and two-year terms, with exceptions made for enterprise sales.

We recognized revenue from monthly premium subscription services beginning in the month in which the subscriptions are originated. Revenues from multi-month (or annual) subscriptions were recognized on a gross and straight-line basis over the length of the subscription period. The unearned portion of subscription revenue was presented as deferred revenue in the accompanying consolidated balance sheets.

We also offered virtual gifts to our users through our Paltalk, Camfrog and TinyChat applications. Users were able to purchase credits that could be redeemed for a host of virtual gifts such as a rose, a beer, or a car, among other items. Virtual gift revenue was recognized upon the users’ utilization of the virtual gift and included in subscription revenue. The unearned portion of virtual gifts revenue is presented as deferred revenue in the accompanying consolidated balance sheets.

Advertising Revenue

We generated a portion of our revenue through advertisements on our video platforms. Advertising revenue was dependent upon the volume of advertising impressions viewed by active users as well as the advertising inventory we place on our products. We recognized advertising revenue as earned on a click-through, impression, registration or subscription basis. Measurements of impressions included when a user clicks on an advertisement (CPC basis), views an advertisement impression (CPM basis), or registers for an external website via an advertisement by clicking on or through our application (CPA basis).

Costs and Expenses

Cost of revenue

Cost of revenue consists primarily of compensation (including stock-based compensation) and other employee-related costs, which prior to the Transactions, consisted of costs for personnel engaged in data center and customer care functions, credit card processing fees, hosting fees, and data center rent and bandwidth costs. Prior to the Transactions, cost of revenue also included compensation and other employee-related costs for technical personnel, consultants and subcontracting costs relating to technology service revenue.

Sales and marketing expense

Prior to the Transactions, sales and marketing expense consisted primarily of advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel and consultants engaged in sales and sales support functions. Advertising and promotional spend included online marketing, including fees paid to search engines, and offline marketing, which primarily consists of partner-related payments to those who direct traffic to our brands.

Product development expense

Prior to the Transactions, product development expense, which related to the development of technology of our applications, consisted primarily of compensation (including stock-based compensation) and other employee-related and consultant-related costs that are not capitalized for personnel engaged in the design, testing and enhancement of service offerings as well as amortization of capitalized website development costs.

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

Key Metrics

Our management relies on certain non-GAAP and/or unaudited performance indicators to manage and evaluate our business. The key performance indicators set forth below helped us evaluate growth trends, establish budgets, measure the effectiveness of our advertising and marketing efforts and assess operational efficiencies. We also discuss net cash provided by operating activities under the “Liquidity and Capital Resources” section below. Adjusted EBITDA is discussed below.

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(3,019,287)	$(1,079,671)
Net loss	$(8,426,209)	$(1,067,335)
Adjusted EBITDA	$(4,431,852)	$(1,012,916)
Adjusted EBITDA as percentage of total revenue	(48.8)%	(9.2)%

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure, and includes results from continuing and discontinued operations. Adjusted EBITDA is defined as net (loss) income adjusted to exclude stock-based compensation expense, depreciation and amortization expenses, impairment loss in connection with the Divestiture, interest income, net, other (income) expense, net, and income tax (benefit) expense. The impairment loss in connection with the Divestiture relates to a one-time impairment charge recorded in connection with the Company’s divestiture of the Transferred Assets.

We present Adjusted EBITDA because it is a key measure used by our management and Board to understand and evaluate our core operating performance and trends, to develop short- and long-term operational plans and to allocate resources to expand our business. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of the cash operating income generated by our business. We believe that Adjusted EBITDA is useful to investors and others to understand and evaluate our operating results, and it allows for a more meaningful comparison between our performance and that of competitors.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. The following table presents a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated. Adjusted EBITDA and net loss related to discontinued operations have not been segregated. Accordingly, the data below includes the results from continuing and discontinued operations:

	Year Ended
	December 31,
	2024	2023
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(8,426,209)	$(1,067,335)
Stock-based compensation expense	151,412	234,993
Depreciation and amortization expense	821,696	822,334
Impairment loss in connection with Divestiture	3,849,766	--
Interest income, net	(569,016)	(639,611)
Other income, net	(146,269)	(343,045)
Income tax benefit	(113,232)	(20,252)
Adjusted EBITDA	$(4,431,852)	$(1,012,916)

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenue

Revenue from continuing operations increased by 14.2% to approximately $1.1 million compared to $1.0 million for the year ended 2023, as sales from ManyCam increased.

The following table sets forth our subscription revenue for the years ended December 31, 2024 and 2023, the increase between those periods, the percentage increase between those periods, and the percentage of total revenue that subscription revenue represented for those periods:

	Years Ended		$	%	% of Revenue Years Ended
	December 31,		Increase	Increase	December 31,
	2024	2023			2024	2023
Subscription revenue	$1,098,280	$962,032	$136,248	14.2%	100%	100%

Subscription Revenue

Our subscription revenue for the year ended December 31, 2024 increased by $136,248, or 14.2%, as compared to the year ended December 31, 2023. The increase in subscription revenue was driven by increased revenue from ManyCam for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Costs and Expenses

Total costs and expenses for the year ended December 31, 2024 increased by $1,560,186, or 33.5%, as compared to the year ended December 31, 2023. The following table presents our costs and expenses for the years ended December 31, 2024 and 2023, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

	Years Ended		$	%	% of Revenue Years Ended
	December 31,		Increase	Increase	December 31,
	2024	2023	(Decrease)	(Decrease)	2024	2023
Cost of revenue	$262,888	$284,892	$(22,004)	(7.7)%	23.9%	29.6%
Sales and marketing expense	61,706	91,939	(30,233)	(32.9)%	5.6%	9.6%
Product development expense	215,538	210,232	5,306	2.5%	19.6%	21.9%
General and administrative expense	5,679,697	4,072,580	1,607,117	39.5%	517.1%	423.3%
Total costs and expenses	$6,219,829	$4,659,643	$1,560,186	33.5%	566.3%	484.4%

Cost of revenue

Our cost of revenue for the year ended December 31, 2024 decreased by $22,004, or 7.7%, as compared to the year ended December 31, 2023. The decrease in cost of revenue for the year ended December 31, 2024, was primarily driven by a decrease in hosting expenses of $24,956 compared to the prior year ended December 31, 2023.

Sales and marketing expense

Our sales and marketing expense for the year ended December 31, 2024 decreased by $30,233, or 32.9%, as compared to the year ended December 31, 2023. The decrease in sales and marketing expense for the year ended December 31, 2024 was primarily due to a decrease of approximately $32,982 in marketing user acquisition expenses compared to the prior year.

Product development expense

Our product development expense for the year ended December 31, 2024 increased by $5,306, or 2.5%, as compared to the year ended December 31, 2023. The increase was primarily due to a increase of approximately $3,549 related to consulting/software expenses.

General and administrative expense

Our general and administrative expense for the year ended December 31, 2024 increased by $1,607,117, or 39.5%, as compared to the year ended December 31, 2023. The increase in general and administrative expense for the year ended December 31, 2023, was mainly due to an increase in professional expenses of $1,798,992, attributed to the Transactions, which closed subsequent to year end, on January 2, 2025. In addition, there was an increase of $54,456 in connection with bonus expense (primary retention bonuses to IPM employees). These increases were partially offset by a decrease of $34,121 related to insurance expense, a decrease of $25,041 related to bad debt expense and a decrease of $161,625 related to taxes compared to the year ended December 31, 2023.

Non-Operating Income

The following table presents the components of non-operating income for the years ended December 31, 2024 and 2023, the decrease between those periods, the percentage decrease between those periods, and the percentage of total revenue that each represented for those periods:

	Years Ended December 31,		$	%	% of Revenue Years Ended December 31,
	2024	2023	Decrease	Decrease	2024	2023
Interest income, net	$569,016	$639,611	$(70,595)	(11.0)%	51.8%	66.4%
Other income, net	146,269	343,045	(196,776)	(57.4)%	13.3%	35.7%
Total non-operating income	$715,285	$982,656	$(267,371)	(27.2)%	65.1%	102.1%

Non-operating income for the year ended December 31, 2024 was $715,285, a decrease of $267,371, or 27.2%, compared to non-operating income of $982,656 for the year ended December 31, 2023. The decrease in interest income was the result of interest earned in a high-yield bank account during 2023, and a lower cash balance and interest rate compared to the year ended December 31, 2024. Other income during 2023 was the result of recording the refundable employee retention tax credit received under the Coronavirus Aid, Relief, and Economic Security Act.

(Loss) Income from Discontinued Operations

Loss from discontinued operations for the year ended December 31, 2024 was $4,157,534, an increase of $5,777,207, or 356.7%, compared to income from discontinued operations of $1,619,673 for the year ended December 31, 2023. The increase in loss from discontinued operations was primarily the result of a decrease in subscription revenue and virtual gift revenue from the Paltalk and Camfrog applications included in discontinued operations of $2.0 million as well as a non-cash impairment loss in connection with Divestiture of $3.8 million.

Liquidity and Capital Resources

Currently, our primary source of liquidity is cash on hand and cash flows from continuing operations, and we believe that our cash and cash equivalents balance and our expected cash flow from operations will be sufficient to meet all of our financial obligations for the next 12 months. As of December 31, 2024, we had approximately $10.6 million of cash and cash equivalents.

Historically, our use of working capital was related to product development resources and an investment in marketing activities in order to maintain and create new services and features in applications for our users. In particular, a significant portion of our working capital had been allocated to the improvement of our products. During the year ended December 31, 2024, stock options representing the right to purchase 14,830 shares of our common stock were exercised for net proceeds to the Company of $39,772. During the year ended December 31, 2023, we purchased a total of 5,192 shares of common stock under the stock repurchase plan for an aggregate purchase price of $7,213, at an average share price of $1.39 per share. The stock repurchase plan expired on March 29, 2023 pursuant to its terms and has not been renewed. In the future, we may continue to seek to grow our business by expending our capital resources to fund strategic acquisitions, investments and partnership opportunities.

NTS Acquisition

On January 2, 2025, we closed the Acquisition, pursuant to which we acquired NTS through a two-step merger process. The aggregate consideration we delivered to Newtek at the Acquisition Closing consisted of (i) $4,000,000 in cash and (ii) 4,000,000 shares of our Series A Preferred Stock. In addition to the Acquisition Closing Consideration, the Acquisition Agreement provides that Newtek is entitled to receive an amount up to $5,000,000 (the “Acquisition Earn-Out Amount”) based on our achievement of certain cumulative average adjusted EBITDA thresholds for the 2025 and 2026 fiscal years. The Acquisition Earn-Out Amount may be paid, in our sole discretion, in cash (the “Acquisition Earn-Out Cash Consideration”), in shares of Series A Preferred Stock (the “Acquisition Earn-Out Stock Consideration”) or in a combination thereof. Pursuant to the Acquisition Agreement, to the extent that all or a portion of the Acquisition Earn-Out Amount is paid in shares of Series A Preferred Stock, the number of shares of Series A Preferred Stock to be issued to Newtek will be calculated based on the average of the daily volume weighted average prices of our common stock during each trading day during a 60 calendar-day period ending on December 31, 2026; provided, that in no event shall such price be less than $1.00.

Pursuant to the Acquisition Agreement, if the issuance of the Acquisition Earn-Out Stock Consideration would cause Newtek’s “total equity” (as calculated under the Bank Holding Company Act of 1956, as amended, and as implemented and interpreted by the Board of Governors of the Federal Reserve System) in us to exceed one-third of our total equity (the “Total Equity Cap”), then the number of shares of Series A Preferred Stock issuable as Acquisition Earn-Out Stock Consideration will be adjusted so that we will issue to Newtek the maximum number of shares of Series A Preferred Stock that would not cause Newtek’s total equity to exceed the Total Equity Cap, with a corresponding increase to the Acquisition Earn-Out Cash Consideration.

The Divestiture

On January 2, 2025, we completed the sale to Meteor Mobile of the Transferred Assets. The consideration delivered by Meteor Mobile to us at the closing of the Divestiture consisted of (i) $1,350,000 in cash and (ii) the assumption of all of the liabilities of the Sellers arising out of, or relating to, the Business or the Transferred Assets, other than certain excluded liabilities. In addition to the Divestiture Closing Consideration, we are entitled to receive, with respect to each Earn-Out Period, as defined and described below, certain payments in cash based on the cash revenue, net of any refunds, received by Meteor Mobile that is attributable to the Business (such cash revenue, the “Legacy Business Revenue”), as follows:

●	from the six-month period beginning on July 1, 2025 and ending on December 31, 2025 (“Earn-Out Period 1”), an amount equal to (i) for any Legacy Business Revenue greater than or equal to $3,500,000 and less than $4,250,000, the amount of such Legacy Business Revenue multiplied by 0.30 plus (ii) for any Legacy Business Revenue greater than or equal to $4,250,000, the amount of such Legacy Business Revenue in excess of $4,250,000 multiplied by 0.40; and

●	from each of the twelve-month period beginning on January 1, 2026 and ending on December 31, 2026 (“Earn-Out Period 2”), the twelve-month period beginning on January 1, 2027 and ending on December 31, 2027 (“Earn-Out Period 3”), and the twelve-month period beginning on January 1, 2028 and ending on December 31, 2028 (“Earn-Out Period 4” and collectively with Earn-Out Period 1, Earn-Out Period 2 and Earn-Out Period 3, the “Earn-Out Periods”), an amount equal to (i) for any Legacy Business Revenue greater than or equal to $7,000,000 and less than $8,500,000, the amount of such Legacy Business Revenue multiplied by 0.30 plus (ii) for any Legacy Business Revenue greater than or equal to $8,500,000, the amount of such Legacy Business Revenue in excess of $8,500,000 multiplied by 0.40 (the aggregate amount, if any, earned during the Earn-Out Periods, the “Divestiture Earn-Out Amount”).

In the event of a change of control (as defined in the Divestiture Agreement) of Meteor Mobile during any of the Earn-Out Periods, we are entitled to receive an acceleration payment in cash, net of any Divestiture Earn-Out Amounts previously paid to us (the “Acceleration Payment”). If any of the Transferred Assets are sold independently from the other assets of Meteor Mobile, we will be entitled to (i) 50% of the aggregate consideration paid to Meteor Mobile for the Transferred Assets minus (ii) the aggregate amount of any Divestiture Earn-Out Amounts received by the Sellers by the date of the change of control, minus (iii) the aggregate amount of any Acceleration Payments previously paid through such date. If any of the Transferred Assets are sold contemporaneously with other assets of Meteor Mobile, we are entitled to (x) the aggregate consideration paid to Meteor Mobile for the Transferred Assets multiplied by the ratio of the trailing 12-month EBITDA of the Transferred Assets sold and the EBITDA of all assets sold minus (y) the aggregate amount of any Divestiture Earn-Out Amounts received by the Sellers by the date of the change of control, minus (z) the aggregate amount of any Acceleration Payments previously paid through such date. The minimum Acceleration Payment for the sale of “Paltalk,” “Camfrog” and “Vumber” is $1,650,000, $450,000 and $300,000, respectively, and the Acceleration Payments payable to us are capped at $5,000,000 in the aggregate.

Cash Flow Analysis

The components of cash flows information related to discontinued operations have not been segregated in the table below. Accordingly, the net cash used in operating, investing and the cash provided by and used in financing activities include the results from continuing and discontinued operations:

	Years Ended
	December 31,
	2024	2023
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(3,019,287)	$(1,079,671)
Net cash used in investing activities	--	(85,000)
Net cash provided by (used in) financing activities	39,772	(7,213)
Net change in cash and cash equivalents	$(2,979,515)	$(1,171,884)

Operating Activities

Net cash used in operating activities was $3,019,287 for the year ended December 31, 2024, as compared to net cash used in operating activities of $1,079,671 for the year ended December 31, 2023. The increase in cash used in operating activities during the year ended December 31, 2024 was primarily the result of an increase in net loss, which was attributed to increases in professional fees as a result of the Transactions.

Investing Activities

Net cash used in investing activities was $85,000 for the year ended December 31, 2023 compared to no cash used in investing activities for the year ended December 31, 2024. Net cash used in investing activities for the year ended December 31, 2023 was related to payment of contingent consideration in connection with our acquisition of ManyCam in 2022.

Financing Activities

Net cash provided by financing activities was $39,772 for the year ended December 31, 2024, compared to net cash used in financing activities of $7,213 for the year ended December 31, 2023. During the year ended December 31, 2024, stock options representing the right of purchase 14,830 shares of common stock were exercised for net proceeds to the Company of $39,772. These stock options had an average exercise price of $2.68 per share and a weighted average share price of $4.12 per share on the date of exercise.

Contractual Obligations and Commitments

As of December 31, 2024, there were no material changes to our contractual obligations and commitments. Following fiscal year end, we completed the Acquisition as described above. In connection with the Acquisition, Newtek is entitled to receive an amount up to $5,000,000 based on our achievement of certain cumulative average adjusted EBITDA thresholds for the 2025 and 2026 fiscal years. The Acquisition Earn-Out Amount may be paid, in our sole discretion, in cash, in shares of Series A Preferred Stock or in a combination thereof.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements.

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

During the year ended December 31, 2024, the most significant accounting estimate inherent in the preparation of our financial statements was the evaluation of goodwill for impairment.

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We evaluate our goodwill for impairment in accordance with Accounting Standards and Codifications (“ASC”) 350, Intangibles – Goodwill and Other (as amended by Accounting Standards Update 2017-04), by assessing qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. We perform the quantitative goodwill impairment test, if, after assessing the totality of events or circumstances such as those described in paragraph ASC 350-20-35-3C(a) through (g), we determine that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeded the reporting unit’s fair value, limited to the total amount of goodwill related to the reporting unit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Intelligent Protection Management Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Intelligent Protection Management Corp. (the “Company”) as of December 31, 2024, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2023 consolidated financial statements to retrospectively present the discontinued operations and held for sale presentation, as described in Note 3. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 consolidated financial statements taken as a whole.

As discussed in Note 2 to the consolidated financial statements, the Company adopted ASU 2023-07, Segment Reporting (Topic 280) as of December 31, 2024 on a retrospective basis. We have audited the Company’s implementation of ASU 2023-07 and the related disclosures. In our opinion such adoption is appropriate and has been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 financial statements of the Company other than with respect to the implementation of ASU 2023-07, and accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

Valuation of Goodwill

Description of the matter

As discussed in Note 2 to the consolidated financial statements, the Company performs its impairment test of goodwill on an annual basis, or more frequently if events or circumstances indicate that the carrying value of goodwill exceeds its fair value.

The principal consideration for our determination that this was a critical audit matter is the complexity surrounding the held for sale classification of the reporting unit and related goodwill in connection with the divestiture subsequent to year-end. Auditing the valuation of goodwill involves complex judgements due to subjective evaluation of indicators and significant estimation required in determining the recoverability and fair value of goodwill.

How we addressed the matter

Our audit procedures related to the valuation of goodwill included the following, among others,

a)	We evaluated the design of certain controls over the Company’s impairment assessment of goodwill. We considered management’s internal controls in determining the nature, timing and extent of audit tests applied in our audit.

b)	We evaluated management’s assessment of qualitative factors relating to the goodwill recoverability, by accumulating our understanding of the reporting unit’s performance and divesture transaction subsequent to year-end.

c)	As a result of impairment indicators identified:

i.	We obtained management’s evaluation of impairment under both ASC 350, Intangibles – Goodwill and Other and ASC 360, Property, Plant and Equipment.

ii.	We obtained management’s calculation of goodwill impairment and audited the inputs inclusive of the divestiture transaction subsequent to year end.

d)	We assessed the Company’s disclosure of its impairment assessments and resultant impairment included in Note 2.

/s/ Grassi & Co., CPAs, P.C.

We have served as the Company’s auditor since 2024.

Jericho, NY

March 24, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Intelligent Protection Management Corp. (f/k/a Paltalk, Inc.)

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments for the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) discussed in Note 2 and discontinued operations and held for sale presentation discussed in Note 1 and Note 3 to the consolidated financial statements, the accompanying consolidated balance sheet of Intelligent Protection Management Corp. (f/k/a Paltalk, Inc.) (the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the 2023 financial statements, before the effects of the retrospective adjustment for the adoption of ASU 2023-07 discussed in Note 2 and discontinued operations and held for sale presentation discussed in Note 1 and Note 3, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the adoption of ASU 2023-07 discussed in Note 2 and discontinued operations and held for sale presentation discussed in Note 1 and Note 3 to the consolidated financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2016 through March 18, 2024.

New York, NY
March 15, 2024

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$10,588,534	$13,568,049
Employee retention tax credit receivable, net	114,212	114,212
Prepaid expense and other current assets	462,422	744,510
Assets held for sale - current	72,925	338,828
Total current assets	11,238,093	14,765,599
Operating lease right-of-use asset	74,490	77,005
Assets held for sale - noncurrent	2,663,229	6,326,250
Intangible assets, net	1,882,781	2,704,477
Other assets	13,937	13,937
Total assets	$15,872,530	$23,887,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$380,298	99,307
Accrued expenses and other current liabilities	509,759	53,423
Operating lease liabilities, current portion	74,490	77,005
Deferred subscription revenue	555,039	544,442
Liabilities held for sale - current	2,024,237	2,364,363
Total current liabilities	3,543,823	3,138,540
Deferred tax liability	429,045	614,041
Total liabilities	3,972,868	3,752,581
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 9,878,950 shares issued and 9,236,987 and 9,222,157 shares outstanding as of December 31, 2024 and 2023, respectively	9,879	9,864
Treasury stock, 641,963 shares repurchased as of December 31, 2024 and 2023 respectively	(1,199,337)	(1,199,337)
Additional paid-in capital	36,399,897	36,208,728
Accumulated deficit	(23,310,777)	(14,884,568)
Total stockholders’ equity	11,899,662	20,134,687
Total liabilities and stockholders’ equity	$15,872,530	23,887,268

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023
Revenue
Subscription revenue	$1,098,280	$962,032
Costs and expenses
Costs of revenue	262,888	284,892
Sales and marketing expense	61,706	91,939
Product development expense	215,538	210,232
General and administrative expense	5,679,697	4,072,580
Total costs and expenses	6,219,829	4,659,643
Loss from continuing operations	(5,121,549)	(3,697,611)
Interest income, net	569,016	639,611
Other income, net	146,269	343,045
Loss from continuing operations before income tax benefit	(4,406,264)	(2,714,955)
Income tax benefit	137,589	27,947
Net loss from continuing operations	(4,268,675)	(2,687,008)
(Loss) income from discontinued operations, net of income tax expense of $24,357 and $7,695, respectively	(4,157,534)	1,619,673
Net loss	$(8,426,209)	$(1,067,335)

Net loss per share of common stock:
Basic – continuing operations	$(0.48)	$(0.29)
Diluted – continuing operations	$(0.48)	$(0.29)

Basic – discontinued operations	$(0.43)	$0.17
Diluted – discontinued operations	$(0.43)	$0.17

Basic	$(0.91)	$(0.12)
Diluted	$(0.91)	$(0.12)
Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic	9,227,197	9,222,206
Diluted	9,227,197	9,222,206

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common	Stock	Treasury	Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	9,864,120	$9,864	$(636,771)	$(1,192,124)	$35,973,735	$(13,817,233)	$20,974,242
Stock-based compensation expense	-	-	-	-	234,993	-	234,993
Repurchases of common stock	-	-	(5,192)	(7,213)	-	-	(7,213)
Net loss	-	-	-	-	-	(1,067,335)	(1,067,335)
Balance at December 31, 2023	9,864,120	9,864	(641,963)	(1,199,337)	36,208,728	(14,884,568)	20,134,687
Stock-based compensation expense	-	-	-	-	151,412	-	151,412
Exercise of employee stock options	14,830	15	-	-	39,757	-	39,772
Net loss	-	-	-	-	-	(8,426,209)	(8,426,209)
Balance at December 31, 2024	9,878,950	$9,879	$(641,963)	$(1,199,337)	$36,399,897	$(23,310,777)	$11,899,662

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,426,209)	$(1,067,335)
Net loss (income) from discontinued operations	4,157,534	(1,619,673)
Net loss from continuing operations	$(4,268,675)	$(2,687,008)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Amortization of intangible assets	821,696	822,334
Amortization of operating lease right-of-use assets	83,700	82,176
Income tax benefit	(71,764)	(82,610)
Deferred tax liability	(137,589)	(27,947)
Stock-based compensation	151,412	234,993

Changes in operating assets and liabilities:
Operating lease liability	(83,700)	(82,176)
Employee retention tax credit receivable, net	--	(114,212)
Prepaid expense and other current assets	95,343	(295,491)
Accounts payable, accrued expenses and other current liabilities	737,327	(335,369)
Deferred subscription revenue	10,597	(494,889)
Net cash used in operating activities – continuing operations	(2,661,653)	(2,980,199)

Net cash (used in) provided by operating activities –discontinued operations	(357,634)	1,900,528

Net cash used in operating activities	(3,019,287)	(1,079,671)

Cash flows from investing activities:
Payment of contingent consideration	--	(85,000)
Net cash used in investing activities	--	(85,000)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	39,772	--
Purchase of treasury stock	--	(7,213)
Net cash provided by (used in) financing activities	39,772	(7,213)
Net decrease in cash and cash equivalents	(2,979,515)	(1,171,884)
Balance of cash and cash equivalents at beginning of year	13,568,049	14,739,933
Balance of cash and cash equivalents at end of year	$10,588,534	$13,568,049

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Overview

The accompanying condensed consolidated financial statements include Intelligent Protection Management Corp. (f/k/a Paltalk, Inc.) and its wholly owned subsidiaries, A.V.M. Software, Inc., Paltalk Software Inc., Paltalk Holdings, Inc., Tiny Acquisition Inc., Camshare, Inc., Fire Talk LLC, Vumber LLC and ManyCam ULC (collectively, the “Company”).

Prior to the completion of the Transactions (as defined below), the Company operated a network of consumer applications. The Company’s product portfolio included Paltalk, Camfrog and Tinychat, which together hosted a large collection of video-based communities. The Company’s other products included Vumber, which is a telecommunications services provider that enables users to communicate privately by having multiple phone numbers with any area code through which calls can be forwarded to a user’s existing telephone number. Following the Transactions, the Company continues to support its ManyCam software, which is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools.

Following the Transactions, the Company provides a comprehensive range of IT-related services, including dedicated server hosting, cloud hosting, data storage, managed security, backup and disaster recovery, and other related services including consulting and implementing technology solutions for large enterprise and commercial clients across the United States as well as small-and-medium sized businesses. The Company has an over 20-year history of technology innovation and holds eight patents.

Recent Developments

On January 2, 2025 (the “Closing Date”), the Company completed the acquisition of Newtek Technology Solutions, Inc., a New York corporation (“NTS”), pursuant to that certain Agreement and Plan of Merger (the “Acquisition Agreement”), dated August 11, 2024, by and among the Company, PALT Merger Sub 1, Inc., a New York corporation and a direct and wholly owned subsidiary of the Company (“First Merger Sub”), PALT Merger Sub 2, LLC, a Delaware limited liability company and a direct and wholly owned subsidiary of the Company (“Second Merger Sub”), NTS and NewtekOne, Inc., a Maryland corporation and the sole stockholder of NTS. Pursuant to the terms of the Acquisition Agreement, on the Closing Date: (i) NTS merged with and into First Merger Sub, with NTS continuing as the surviving entity (the “Interim Surviving Entity” and such merger, the “First Step Merger”), and (ii) immediately following the consummation of the First Step Merger, the Interim Surviving Entity merged with and into Second Merger Sub (the “Second Step Merger” and, together with the First Step Merger, the “Acquisition”), with the Second Merger Sub surviving as a wholly owned subsidiary of the Company. Following the closing of the Acquisition (the “Acquisition Closing”), the Company changed its name from “Paltalk, Inc.” to “Intelligent Protection Management Corp.” The aggregate consideration delivered by the Company to Newtek at the Acquisition Closing consisted of (i) $4,000,000 in cash (as adjusted pursuant to the Acquisition Agreement, the “Acquisition Closing Cash Consideration”) and (ii) 4,000,000 shares of the Company’s Series A Non-Voting Common Equivalent Stock (the “Series A Preferred Stock” and such shares issued at the Acquisition Closing, the “Acquisition Closing Stock Consideration” and together with the Acquisition Closing Cash Consideration, the “Acquisition Closing Consideration”). The Series A Preferred Stock will automatically convert into one share of our common stock, par value $0.001 per share (subject to certain customary anti-dilution adjustments), upon the occurrence of certain qualifying transfers by Newtek to third parties. In addition to the Acquisition Closing Consideration, Newtek is entitled to earn-out payments under certain circumstances. For more information, see the Note 11, “Subsequent Events” below. In connection with the Acquisition, the Company incurred professional fees of $1.8 million for the year ended December 31, 2024. These amounts are included in general and administrative expenses.

On the Closing Date and prior to the Acquisition Closing, the Company completed the sale to Meteor Mobile Holdings, Inc., a Delaware corporation (“Meteor Mobile”), of its telecommunications services provider, “Vumber”, as well as its “Paltalk” and “Camfrog” applications and certain assets and liabilities related to such services provider and applications (the “Transferred Assets,” and such sale, the “Divestiture,” and, together with the Acquisition, the “Transactions”) pursuant to that certain Asset Purchase Agreement, dated November 7, 2024, by and among the Company, its wholly owned subsidiaries Paltalk Holdings, Inc., Paltalk Software, Inc., Camshare, Inc., A.V.M. Software, Inc. and Vumber, LLC (collectively, the “Sellers”), and Meteor Mobile. As a result of the Divestiture, the Company is no longer engaged in the business of providing video-based, live streaming, virtual camera and telecommunications software to consumers, as and to the extent such businesses were previously conducted by the Company pursuant to the “Vumber,” “Paltalk” and “Camfrog” applications. In addition, prior to the Acquisition Closing, the Company ceased all operations of its “Tinychat” service and application. The consideration delivered by Meteor Mobile to the Company at the closing of the Divestiture consisted of (i) $1,350,000 in cash and (ii) the assumption of all of the liabilities of the Sellers arising out of, or relating to, the Business or the Transferred Assets, other than certain excluded liabilities (the “Divestiture Closing Consideration”). In connection with the Divestiture, the Company is entitled to earn-out payments under certain circumstances. For more information, see the Note 11, “Subsequent Events” below.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Operations

During the year ended December 31, 2024, the Transferred Assets met the criteria for classification as assets held for sale and discontinued operations as the Company received stockholder approval of the sale of its Transferred Assets at its special meeting of stockholders held on December 30, 2024. As such, assets and liabilities related to these divested assets are presented as held for sale/discontinued operations on the consolidated balance sheet as of December 31, 2024 and 2023 respectively, and the results of operations are presented as discontinued operations on the consolidated statement of operations for the fiscal years ended December 31, 2024 and 2023, respectively. Subsequent to year end, on January 2, 2025, the Company completed the Divestiture as described above.

Employee Retention Tax Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company was eligible for a refundable employee retention tax credit (the “ERTC”) subject to certain criteria. During the year ended December 31, 2023, the Company applied for the ERTC and recorded a receivable in the amount of $343,045, net of related costs, which was recognized in the Company’s condensed consolidated statement of operations as other income. As of December 31, 2023, the Company had received an aggregate of $294,833, which was recorded as a reduction of the receivable on the Company’s consolidated balance sheet. As of December 31, 2024, the balance due to the Company was $114,212.

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

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, and requires single reporting entities to comply with the expanded reportable segment disclosures outlined in the ASU. The expanded reportable segment disclosures are intended to enhance certain disclosures surrounding significant segment expenses.

The Company reports its segment information to reflect the manner in which the chief operating decision maker (the “CODM”) reviews and assesses performance. The Company’s Chief Executive Officer, President and Chief Operating Officer have joint responsibility as the CODM and review and assess the performance of the Company as a whole.

The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODM uses net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on net income (loss) and operating income (loss) is disclosed in the Consolidated Statements of Operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the Consolidated Statements of Operations.

The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements.

As the Company is a single-segment business, the adoption of this new standard did not have a material effect on the Company’s financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The new standard requires entities to disclose additional information about certain expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses included in commonly presented expense captions on the income statement. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted. The company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

INTELLIGENT PROTECTION MANAGEMENT CORP.

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

During the year ended December 31, 2024, the most significant accounting estimate inherent in the preparation of the Company’s financial statements was the evaluation of goodwill for impairment.

Revenue Recognition

In accordance with Accounting Standards and Codifications (“ASC”) 606, Revenue from Contracts with Customers, revenue from contracts with customers was historically recognized when control of the promised services was transferred to the customers in an amount that reflected the consideration the Company expected to receive in exchange for those services. Sales tax was excluded from reported revenue. The Company elected the practical expedient allowable by the guidance to not disclose information about remaining performance obligations pertaining to contracts that had an original expected duration of one year or less.

Subscription Revenue

The Company historically generated subscription revenue primarily from monthly premium subscription services. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the years ended December 31, 2024 and 2023, subscriptions were offered in durations of one-, six- twelve- and twenty four-month terms. All subscription fees, however, were paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions were recognized on a straight-line basis over the period where the service was offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying consolidated balance sheets. Deferred revenue attributed to continuing operations at December 31, 2023 was $544,442, and deferred revenue attributed to discontinued operation at December 31, 2023 was $1,498,920, the total of $2,043,362 which was subsequently recognized as subscription revenue during the year ended December 31, 2024. The ending balance of deferred revenue at December 31, 2024 related to subscription revenue from continuing operations was $555,039 and deferred revenue related to discontinued operations was $1,596,199 for a total of $2,151,238.

In addition, the Company offered virtual gifts to its users during the years ended December 31, 2024 and 2023. Users could purchase credits in $5, $10 or $20 increments that can be redeemed for a host of virtual gifts such as a rose, a beer or a car, among other items. These gifts were given among users to enhance communication and were typically redeemed within 30 days of purchase. Upon purchase, the virtual gifts were credited to the users’ account and were under the users’ control. Virtual gift revenue was recognized upon the users’ redemption of virtual gifts at the fixed transaction price and included in subscription revenue in the accompanying consolidated statements of operations. Virtual gift revenue is presented as deferred revenue in the consolidated balance sheets until virtual gifts are redeemed. Virtual gift revenue was $3,017,047 and $4,522,461 for the years ended December 31, 2024 and 2023, respectively. The ending balance of deferred revenue from virtual gifts at December 31, 2024 and 2023 was $673,874 and $374,696, respectively. These amounts are included in discontinued operations for all periods presented as they relate to revenue from the Transferred Assets.

The accounts receivable amount is related to amounts due in connection with advertising revenue. At December 31, 2024, approximately 50% of the Company’s accounts receivable was from four customers. At December 31, 2023, approximately 31% of the Company’s accounts receivable was from three customers.

Net (Loss) Income Per Share

Basic earnings and net (loss) income per share was computed by dividing the net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. Diluted earnings per share was computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options were antidilutive, they were excluded from the calculation of diluted income per share.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase, as well as certain other short term treasury bills, to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The Company maintains cash in bank accounts which, at times, may exceed federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these banks. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company evaluates its goodwill for impairment in accordance with ASC 350, Intangibles – Goodwill and Other (as amended by ASU 2017-04), by assessing qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company performs the quantitative goodwill impairment test, if, after assessing the totality of events or circumstances such as those described in paragraph ASC 350-20-35-3C(a) through (g), the Company determines that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeded the reporting unit’s fair value, limited to the total amount of goodwill related to the reporting unit.

The Company tests the recorded amount of goodwill for impairment on an annual basis on December 31 of each fiscal year or more frequently if there are indicators that the fair value of the goodwill exceeds its carrying amount. The Company has one reporting unit. The Company received stockholder approval for the sale of the Transferred Assets at its special meeting of stockholders held on December 30, 2024. On December 31, 2024, following its special meeting of stockholders, the Company performed a qualitative assessment and concluded that $3.7 million was impaired as of December 31, 2024 and is included in the loss from discontinued operations.

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

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

The Company’s acquired amortizable intangible assets as of December 31, 2024 primarily consisted of the ManyCam assets acquired in June 2022, which consist of internally developed software, intellectual property (trade names, trademarks and URLs) and subscriber relationships/customer lists.

The Company’s intangible assets represent definite lived intangible assets, which are being amortized on a straight-line basis over their estimated useful lives as follows:

Patents	20 years
Trade names, trademarks, product names, URLs	5-10 years
Internally developed software	5-7 years
Non-compete agreements	3 years
Subscriber/customer relationships	3-12 years

The Company reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. No impairments were recorded on intangible assets, as no impairment indicators were noted, for the periods presented in these consolidated financial statements.

3. Discontinued Operations

During the year ended December 31, 2024, the Transferred Assets met the criteria for classification as assets held for sale and discontinued operations as the Company received stockholder approval of the sale of its Transferred Assets at its special meeting of stockholders held on December 30, 2024. Accordingly, the assets and liabilities related to the Transferred Assets are presented as discontinued operations for all periods presented. Subsequent to year end, on January 2, 2025, the Company completed the Divestiture as described above and received cash proceeds of $1.35 million.

The following table summarizes the operating results of the Transferred Assets for the periods indicated:

	For the Year Ended December 31,
	2024	2023
Revenue
Subscription revenue	$7,582,654	$9,684,668
Advertising revenue	400,595	333,144
Total Revenue	7,983,249	10,017,812

Costs and expenses
Cost of revenue	2,948,854	2,953,351
Sales and marketing expense	697,400	786,718
Product development expense	4,620,406	4,650,375
General and administrative expense	186,746	--
Impairment loss in connection with Divestiture	3,663,020	--
Total Costs and Expenses	12,116,426	8,390,444

(Loss) Income from discontinued operations	(4,133,177)	1,627,368
Income tax liability	(24,357)	(7,695)
Net (loss) income from discontinued operations	$(4,157,534)	$1,619,673

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Furthermore, in connection with the Divestiture, the Company evaluated the held for sale disposal group for impairment as follows:

December 31, 2024
Estimated proceeds from sale of Transferred Assets, net of $283K of expenses	$1,067,031
Net carrying value of the disposal group	(4,916,796)
Impairment loss on held for sale assets	$(3,849,765)

The Company allocated the impairment loss in connection with the assets held for sale to goodwill.

The following table summarizes the assets and liabilities of the Transferred Assets included in the consolidated balance sheets for the periods indicated, after recognition of the impairments described above and are included as assets and liabilities attributed to discontinued operations:

	As of December 31,
	2024	2023
Assets
Accounts receivable, net	$72,925	$92,704
Prepaids and other current assets	--	246,124
Total current assets	72,925	338,828
Goodwill	2,663,229	6,326,250
Total Assets - discontinued operations	$2,736,154	$6,665,078

Liabilities
Accounts payable	$311,506	$692,746
Accrued expenses	116,532	172,697
Deferred revenue	1,596,199	1,498,920
Total Liabilities - discontinued operations	$2,024,237	$2,364,363

4. Intangible Assets, Net, Continuing Operations

Intangible assets, net consisted of the following for the periods presented:

	December 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$50,000	$(38,750)	$11,250	$50,000	$(36,250)	$13,750
Trade names, trademarks, product names, URLs	1,022,425	(726,028)	296,397	1,022,425	(644,390)	378,035
Internally developed software	4,180,005	(2,791,266)	1,388,739	4,180,005	(2,478,408)	1,701,597
Subscriber/customer relationships	3,553,102	(3,366,707)	186,395	3,553,102	(2,942,007)	611,095
Total intangible assets	$8,805,532	$(6,922,751)	$1,882,781	$8,805,532	$(6,101,055)	$2,704,477

During the year ended December 31, 2023, in connection with the previously acquired ManyCam assets and pursuant to the securities purchase agreement related to such asset acquisition, the Company made an earn-out payment of $85,000 because the sales of the ManyCam software, less chargebacks and refunds, in the six-month period following the closing of the acquisition exceeded $600,000 but were less than $700,000. No intangible assets were sold in the Divestiture.

Amortization expense for the years ended December 31, 2024 and 2023 was $821,696 and $822,334, respectively. The aggregate amortization expense for each of the next five years and thereafter is estimated to be $568,529 in 2025, $382,133 in 2026, $382,133 in 2027, $382,133 in 2028, and $167,853 thereafter.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Income Taxes

The Organization for Economic Co-operation and Development Pillar Two Model Rules are intended to apply for tax years beginning in 2024. The Pillar Two Model Rules establishes a global minimum tax of 15% for multinational companies with consolidated revenue above €750 million. Many foreign jurisdictions have adopted the Pillar Two Model Rules and other foreign jurisdictions are in the process of enacting legislation to adopt it. The Company does not expect to be impacted by the Pillar Two Model Rules as it will not meet the consolidated revenue threshold in the near term.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures for publicly traded companies. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for the Company in the annual period beginning January 1, 2025, though early adoption is permitted. The Company is still evaluating the presentational effect that ASU 2023-09 will have on its financial statements, but the Company expects considerable changes to its income tax footnote.

The components of loss before income tax benefit are presented as follows:

	December 31,
	2024	2023
Domestic Operations	$(3,756,366)	$(2,126,041)
Foreign Operations	(649,898)	(588,914)
Loss from continuing operations before income tax benefit	$(4,406,264)	$(2,714,955)

The Company’s benefit for income taxes is comprised of the following:

	December 31,
	2024	2023
Current
Federal	$-	$-
State and local	11,888	(1,116)
Foreign	35,520	76,031
Total Current	47,408	74,915
Deferred
Federal	-	-
State and local	-	-
Foreign	(184,997)	(102,862)
Change in Valuation Allowance	-	-
Total Deferred	(184,997)	(102,862)
Total Benefit	$(137,589)	$(27,947)

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate of 21% for 2024 and 2023 as follows:

	2024	2023
Income tax benefit at federal statutory rate	21.0%	21.0%
Permanent Differences	-%	-%
Transaction Costs	(8.2)%	-%
State and local taxes	1.1%	-%
Valuation allowance	(7.5)%	(17.2)%
Deferred tax adjustment	-%	(0.8)%
Share based compensation	(3.6)%	(2.6)%
Foreign Income Tax Rate Differential	0.3%	0.4%
Other	-%	0.2%
Effective tax rate	3.1%	1.0%

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows and relate to continuing operations:

	December 31,
	2024	2023
Deferred Tax Assets:
U.S. federal and state net operating losses	$2,578,441	$2,939,449
Foreign net operating losses	-	-
Share-based compensation	342,510	480,773
Amortization of intangible assets	290,536	429,651
Rent	16,981	17,291
Capitalized IRC §174 costs	2,638,434	1,972,960
Tax credits	62,969	62,969
Other	662,165	285,245
Subtotal	6,592,036	6,188,338
Less Valuation Allowance:	(6,568,063)	(6,099,163)
Total Deferred Tax Assets	23,973	89,175
Deferred Tax Liabilities:
Amortization of intangible assets	(430,455)	(615,452)
Property and equipment	(12,384)	(12,850)
Other	(10,179)	(74,914)
Total Deferred Tax Liabilities	(453,018)	(703,216)
Net Deferred Tax Liability	$(429,045)	$(614,041)

In assessing the Company’s ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. A significant piece of objective negative evidence evaluated was cumulative loss incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth. Based on the weight of available evidence, the Company determined that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis and has recorded a valuation allowance against its net U.S. deferred tax assets. The Company’s valuation allowance increased by $468,900 during 2024. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards of approximately $11.1 million, of which $10.3 million continue to be subject to a severe annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). The remaining $0.8 million not subject to limitation under Section 382 may be used to offset 80% of future taxable income and can be carried forward indefinitely.

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2024, the Company had no uncertain tax positions. As such, there are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months from December 31, 2024. The tax years 2021-2024 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Accrued Expenses and Other Current Liabilities, Continuing Operations

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	December 31,
	2024	2023
Compensation, benefits and payroll taxes	$151,500	$41,500
Other accrued expenses	358,259	11,923
Total accrued expenses and other current liabilities	$509,759	$53,423

7. Stockholders’ Equity

The Paltalk, Inc. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 121,930 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The Paltalk, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled, or settled in cash. As of December 31, 2024, there were 727,419 shares available for future issuance under the 2016 Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the years ended:

	December 31,
	2024	2023
Expected volatility	151 – 153%	155 – 161%
Expected life of option	5.2 – 6.2	5.2 – 6.2
Risk free interest rate	4.21%	4.26%
Expected dividend yield	0.0%	0.0%

The expected life of the options is the period of time over which employees and non-employees are expected to hold their options prior to exercise. The expected life of options has been determined using the “simplified” method as prescribed by Staff Accounting Bulletin 110, which uses the midpoint between the vesting date and the end of the contractual term. The volatility of the Company’s common stock is calculated using the Company’s historical volatilities beginning at the grant date and going back for a period of time equal to the expected life of the award. The Company estimates potential forfeitures of stock awards and adjusts recorded stock-based compensation expense accordingly. The Company estimates pre-vesting forfeitures primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the stock-based awards vest. The following tables summarize stock option activity during the year ended December 31, 2024:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 1, 2024	740,814	$3.32
Granted	28,000	$2.78
Exercised during period	(14,830)	$2.68
Forfeited or canceled, during the period	(120,000)	$3.86
Expired, during the period	(15,086)	$10.12
Outstanding at December 31, 2024	618,898	$3.04
Exercisable at December 31, 2024	560,011	$3.10

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2024, there was $92,257 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.65 years.

On December 31, 2024, the aggregate intrinsic value of stock options that were outstanding and exercisable was $42,783 and $41,883, respectively. On December 31, 2023, the aggregate intrinsic value of stock options that were outstanding and exercisable was $136,971 and $79,371, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the year ended December 31, 2024, the Company granted stock options to members of the Company’s Board of Directors (the “Board”) to purchase an aggregate of 24,000 shares of common stock at an exercise price of $2.78 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2024 and have a term of 10 years. During the year ended December 31, 2024, the Company also granted options to employees to purchase an aggregate of 4,000 shares of common stock. These options vest in four equal annual installments over four years, have a term of 10 years and have an exercise price of $2.78. The aggregate fair value for the options granted during the year ended December 31, 2024 and 2023 was $72,240 and $268,200, respectively.

During the year ended December 31, 2024, stock options representing the right to purchase 14,830 shares of common stock were exercised. These stock options had an average exercise price of $2.68 per share and a weighted average share price of $4.12 per share on the date of exercise. Net proceeds to the Company in connection with the exercise of these stock options were approximately $39,772, and the aggregate intrinsic value of the stock options exercised was $21,341. No stock options were exercised during the year ended December 31, 2023.

Stock-based compensation expense for the Company’s stock options included in the consolidated statements of operations was as follows:

	Years Ended
	December 31,
	2024	2023
Cost of revenue	$13,141	$11,750
Sales and marketing expense	--	2,004
Product development expense	31,702	29,946
General and administrative expense	106,569	191,293
Total stock-based compensation expense	$151,412	$234,993

Treasury Shares

The Board approved a stock repurchase plan for up to $1,750,000 of the Company’s outstanding common stock, effective as of March 29, 2022 and expiring on the one-year anniversary of such date. During the year ended December 31, 2023, the Company purchased a total of 5,192 shares of common stock under the stock repurchase plan for an aggregate purchase price of $7,213, at an average price of $1.39 per share. The stock repurchase plan expired on March 29, 2023 pursuant to its terms and has not been renewed.

As of December 31, 2024, the Company had 641,963 shares of its common stock classified as treasury shares on the Company’s consolidated balance sheets.

8. Net (Loss) Income Per Share

Basic earnings and net (loss) income per share are computed by dividing the net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted loss per share. For the year ended December 31, 2024, 618,818 of shares issuable upon the exercise of outstanding stock options were not included in the computation of diluted net loss per share from operations because their inclusion would be antidilutive. For the year ended December 31, 2023, 740,814 shares issuable upon the exercise of outstanding stock options were included in the computation of diluted net income per share from operations because their inclusion would be dilutive.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the net loss per share calculation for the periods presented:

	Years Ended
	December 31,
	2024	2023
Net (loss) from continuing operations	$(4,268,675)	$(2,687,008)
Net (loss) income from discontinued operations	$(4,157,534)	$1,619,673
Net (loss) from operations – basic and diluted	$(8,426,209)	$(1,067,335)
Weighted average shares outstanding – basic	9,227,197	9,222,206
Weighted average shares outstanding – diluted	9,227,197	9,222,206

Per share data:
Basic from continuing operations	$(0.48)	$(0.29)
Diluted from continuing operations	$(0.48)	$(0.29)
Basic from discontinued operations	$(0.43)	$0.17
Diluted from discontinued operations	$(0.43)	$0.17
Basic from operations	$(0.91)	$(0.12)
Diluted from operations	$(0.91)	$(0.12)

9. Leases, Continuing Operations

Operating Leases

On April 9, 2021, the Company entered into a lease extension agreement with Jericho Executive Center LLC (“JEC”) for its office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on December 1, 2021. On May 28, 2024, the Company entered into an additional lease extension agreement with JEC, which extends the lease period by two years to November 30, 2026. Beginning on December 1, 2024, the monthly rent totaled $6,850 per month. The new extension gives the Company an option to terminate the second year in July 2025. The Company’s monthly office rent payments under the lease are currently approximately $7,081 per month. As of December 31, 2024, the Company had no long-term leases that were classified as financing leases and did not have additional operating or financing leases that had not yet commenced.

As of December 31, 2024, the Company had operating lease liabilities of approximately $74,490 and operating lease right-of-use assets of approximately $74,490, which are included in the accompanying condensed consolidated balance sheets.

Total rent expense for the year ended December 31, 2024 was $85,259, of which $6,000 was sublease income. Total rent expense for the year ended December 31, 2023 was $82,447, of which $6,000 was sublease income. Rent expense is recorded under general and administrative expense in the consolidated statements of operations.

The following table summarizes the Company’s operating leases for the periods presented:

	Years Ended
	December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:	$82,176	$82,176
Weighted average assumptions:
Remaining lease term	0.9	0.9
Discount rate	2.3%	2.3%

As of December 31, 2024, future minimum payments under non-cancelable operating leases were as follows:

For the years ending December 31,	Amount
2024	$75,350
Total	75,350
Less: present value adjustment	(860)
Present value of minimum lease payments	$74,490

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies

Cisco WebEx Patent Litigation

On July 23, 2021, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit (the “Lawsuit”) against WebEx Communications, Inc., Cisco WebEx LLC, and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas (the “Court”). The Company alleged that certain of Cisco’s products have infringed U.S. Patent No. 6,683,858, and that the Company was entitled to damages.

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

Cisco ManyCam Litigation

On March 7, 2025, Cisco Systems, Inc. and Cisco Technology, Inc. filed a complaint against the Company in the U.S. District Court for the District of Delaware, alleging that the Company’s ManyCam software has infringed U.S. Patent Nos. 8,830,293 and 8,941,708 and seeking damages and injunctive relief. The Company intends to vigorously defend itself against these claims. The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonably possible loss or range of possible loss.

Legal Proceedings

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of December 31, 2024.

11. Subsequent Events

NTS Acquisition

On January 2, 2025, the Company closed the Acquisition pursuant to which the Company acquired NTS through a two-step merger process. The aggregate consideration delivered by the Company to Newtek at the Acquisition Closing consisted of (i) $4,000,000 in cash and (ii) 4,000,000 shares of Series A Preferred Stock. In addition to the Acquisition Closing Consideration, the Acquisition Agreement provides that Newtek is entitled to receive an amount up to $5,000,000 (the “Acquisition Earn-Out Amount”) based on the Company’s achievement of certain cumulative average adjusted EBITDA thresholds for the 2025 and 2026 fiscal years. The Acquisition Earn-Out Amount may be paid, in the Company’s sole discretion, in cash (the “Acquisition Earn-Out Cash Consideration”), in shares of Series A Preferred Stock (the “Acquisition Earn-Out Stock Consideration”) or in a combination thereof. Pursuant to the Acquisition Agreement, to the extent that all or a portion of the Acquisition Earn-Out Amount is paid in shares of Series A Preferred Stock, the number of shares of Series A Preferred Stock to be issued to Newtek will be calculated based on the average of the daily volume weighted average prices of the Company’s common stock during each trading day during a 60 calendar-day period ending on December 31, 2026; provided, that in no event shall such price be less than $1.00.

Pursuant to the Acquisition Agreement, if the issuance of the Acquisition Earn-Out Stock Consideration would cause Newtek’s “total equity” (as calculated under the Bank Holding Company Act of 1956, as amended, and as implemented and interpreted by the Board of Governors of the Federal Reserve System) in the Company to exceed one-third of the Company’s total equity (the “Total Equity Cap”), then the number of shares of Series A Preferred Stock issuable as Acquisition Earn-Out Stock Consideration will be adjusted so that the Company will issue to Newtek the maximum number of shares of Series A Preferred Stock that would not cause Newtek’s total equity to exceed the Total Equity Cap, with a corresponding increase to the Acquisition Earn-Out Cash Consideration.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Divestiture

On January 2, 2025, the Company completed the sale to Meteor Mobile of the Transferred Assets. The consideration delivered by Meteor Mobile to the Company at the closing of the Divestiture consisted of (i) $1,350,000 in cash and (ii) the assumption of all of the liabilities of the Sellers arising out of, or relating to, the Business or the Transferred Assets, other than certain excluded liabilities. In addition to the Divestiture Closing Consideration, the Company is entitled to receive, with respect to each Earn-Out Period, as defined and described below, certain payments in cash based on the cash revenue, net of any refunds, received by Meteor Mobile that is attributable to the Business (such cash revenue, the “Legacy Business Revenue”), as follows:

●	from the six-month period beginning on July 1, 2025 and ending on December 31, 2025 (“Earn-Out Period 1”), an amount equal to (i) for any Legacy Business Revenue greater than or equal to $3,500,000 and less than $4,250,000, the amount of such Legacy Business Revenue multiplied by 0.30 plus (ii) for any Legacy Business Revenue greater than or equal to $4,250,000, the amount of such Legacy Business Revenue in excess of $4,250,000 multiplied by 0.40; and

●	from each of the twelve-month period beginning on January 1, 2026 and ending on December 31, 2026 (“Earn-Out Period 2”), the twelve-month period beginning on January 1, 2027 and ending on December 31, 2027 (“Earn-Out Period 3”), and the twelve-month period beginning on January 1, 2028 and ending on December 31, 2028 (“Earn-Out Period 4” and collectively with Earn-Out Period 1, Earn-Out Period 2 and Earn-Out Period 3, the “Earn-Out Periods”), an amount equal to (i) for any Legacy Business Revenue greater than or equal to $7,000,000 and less than $8,500,000, the amount of such Legacy Business Revenue multiplied by 0.30 plus (ii) for any Legacy Business Revenue greater than or equal to $8,500,000, the amount of such Legacy Business Revenue in excess of $8,500,000 multiplied by 0.40 (the aggregate amount, if any, earned during the Earn-Out Periods, the “Divestiture Earn-Out Amount”).

In the event of a change of control (as defined in the Divestiture Agreement) of Meteor Mobile during any of the Earn-Out Periods, the Company is entitled to receive an acceleration payment in cash, net of any Divestiture Earn-Out Amounts previously paid to us (the “Acceleration Payment”). If any of the Transferred Assets are sold independently from the other assets of Meteor Mobile, the Company will be entitled to (i) 50% of the aggregate consideration paid to Meteor Mobile for the Transferred Assets minus (ii) the aggregate amount of any Divestiture Earn-Out Amounts received by the Sellers by the date of the change of control, minus (iii) the aggregate amount of any Acceleration Payments previously paid through such date. If any of the Transferred Assets are sold contemporaneously with other assets of Meteor Mobile, the Company is entitled to (x) the aggregate consideration paid to Meteor Mobile for the Transferred Assets multiplied by the ratio of the trailing 12-month EBITDA of the Transferred Assets sold and the EBITDA of all assets sold minus (y) the aggregate amount of any Divestiture Earn-Out Amounts received by the Sellers by the date of the change of control, minus (z) the aggregate amount of any Acceleration Payments previously paid through such date. The minimum Acceleration Payment for the sale of “Paltalk,” “Camfrog” and “Vumber” is $1,650,000, $450,000 and $300,000, respectively, and the Acceleration Payments payable to the Company are capped at $5,000,000 in the aggregate.

Management has evaluated subsequent events or transactions occurring through the date the consolidated financial statements were issued and determined that no other events or transactions are required to be disclosed herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed, on March 18, 2024, the audit committee of the Board approved the dismissal of Marcum LLP (“Marcum”), as the Company’s independent registered public accounting firm, effective as of March 18, 2024, and informed Marcum of such dismissal on the date thereof.

The reports of Marcum on the Company’s consolidated financial statements for the two most recent fiscal years ended December 31, 2023 and 2022, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2023 and 2022, and the subsequent interim period through March 18, 2024, (i) there were no disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-K, with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreements in connection with its reports on the Company’s consolidated financial statements for such period, and (ii) there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

On March 18, 2024, the audit committee of the Board approved the engagement of Grassi & Co., CPAs, P.C. (“Grassi”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024, effective as of such date.

During the fiscal years ended December 31, 2023 and 2022, and the subsequent interim period through March 18, 2024, neither the Company nor anyone acting on its behalf has consulted with Grassi regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Grassi concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Based on the evaluation as of December 31, 2024, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act). Our internal control system was designed to, in general, provide reasonable assurance to our management and the Board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, and based on that evaluation, management concluded that our internal control over financial reporting was effective. Therefore, our management, including our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosures.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Following fiscal year end, on January 2, 2025, the Company completed the Acquisition. As a result, the evaluation of the effectiveness of internal control over financial reporting did not include the internal controls of NTS, the entity acquired in the Acquisition. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition, while integrating an acquired company. The Company is in the process of integrating its internal controls over financial reporting following the Acquisition. As a result of these integration activities, certain controls will be evaluated and may be changed.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item 11 (except for the information required by Item 402(v) of Regulation S-K) is incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K.

3.	The exhibits listed below are filed or incorporated by reference as a part of this Annual Report on Form 10-K.

2.1#	Securities Purchase Agreement, dated June 9, 2022, by and among ManyCam ULC, Visicom Media Inc., 2434936 Alberta ULC and Paltalk, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed June 10, 2022 by the Company with the SEC).

2.2#	Agreement and Plan of Merger, dated August 11, 2024, by and among Intelligent Protection Management Corp., PALT Merger Sub 1, Inc., PALT Merger Sub 2, LLC, Newtek Technology Solutions, Inc. and NewtekOne, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on August 12, 2024 by the Company with the SEC).

2.3#***	Asset Purchase Agreement, dated November 7, 2024, by and among Intelligent Protection Management Corp., Paltalk Holdings, Inc., Paltalk Software, Inc., Camshare, Inc., A.V.M. Software, Inc., Vumber, LLC, and Meteor Mobile Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on November 8, 2024 by the Company with the SEC).

3.1*	Certificate of Incorporation of Intelligent Protection Management Corp. (as amended through January 2, 2025).

3.2*	Amended and Restated Bylaws of Intelligent Protection Management Corp. (as amended through January 2, 2025).

3.3	Certificate of Designations of Series A Non-Voting Common Equivalent Stock of Intelligent Protection Management Corp. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of the Company filed on January 2, 2025 by the Company with the SEC).

4.1*	Description of Securities of Intelligent Protection Management Corp.

10.1†	Amended and Restated Intelligent Protection Management Corp. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-52176) of the Company filed on November 14, 2011 by the Company with the SEC).

10.2†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.3†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.4†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.5†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-52176) of the Company filed on November 14, 2011 by the Company with the SEC).

10.6†	Intelligent Protection Management Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 20, 2016 by the Company with the SEC).

10.7†	First Amendment to Intelligent Protection Management Corp. 2016 Long Term Incentive Plan, dated as of April 10, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 30, 2017 by the Company with the SEC).

10.8†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.9†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.10†	Form of Director and Officer Nonqualified Stock Option Agreement. (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Company filed on March 23, 2022 by the Company with the SEC).

10.11†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.12†	Second Amended and Restated Executive Employment Agreement, dated January 2, 2025, by and between Intelligent Protection Management Corp. and Jason Katz (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on January 2, 2025 by the Company with the SEC).

10.13†	Second Amended and Restated Executive Employment Agreement, dated January 2, 2025, by and between Intelligent Protection Management Corp. and Kara Jenny (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on January 2, 2025 by the Company with the SEC).

10.14†	Executive Employment Agreement, dated January 2, 2025, by and between Intelligent Protection Management Corp. and Adam Zalko (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on January 2, 2025 by the Company with the SEC).

10.15†	Executive Employment Agreement, dated January 2, 2025, by and between Intelligent Protection Management Corp. and Jared Mills (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company filed on January 2, 2025 by the Company with the SEC).

10.16	Registration Rights Agreement, dated October 7, 2016, by and between Intelligent Protection Management Corp. and Clifford Lerner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.17	First Amendment to Registration Rights Agreement, dated June 15, 2018, by and between the Company and Clifford Lerner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on June 19, 2018 by the Company with the SEC).

10.18	Registration Rights Agreement, dated January 2, 2025, by and between Intelligent Protection Management Corp. and NewtekOne, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 2, 2025 by the Company with the SEC).

10.19†*	Form of Indemnification Agreement.

10.20	Letter Agreement, dated February 24, 2023, by and between Visicom Media Inc., ManyCam ULC and Intelligent Protection Management Corp. (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of the Company filed March 23, 2023 by the Company with the SEC).

19.1*	Intelligent Protection Management Corp. Insider Trading Policy.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Grassi & Co., CPAs, P.C.

23.2*	Consent of Marcum LLP.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Intelligent Protection Management Corp. Compensation Recovery Policy.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Intelligent Protection Management Corp. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

†	Management contract or compensatory plan arrangement.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Intelligent Protection Management Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

***	Certain confidential information has been excluded pursuant to Item 601(b)(2)(ii) of Regulation S-K. Such excluded information is not material and is the type that Intelligent Protection Management Corp. treats as private or confidential.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2025	INTELLIGENT PROTECTION MANAGEMENT CORP.

	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Katz	Chief Executive Officer and Chairman of the Board	March 24, 2025
Jason Katz	(Principal Executive Officer)

/s/ Kara Jenny	Chief Financial Officer and Director	March 24, 2025
Kara Jenny	(Principal Financial and Accounting Officer)

/s/ Yoram “Rami” Abada	Director	March 24, 2025
Yoram “Rami” Abada

/s/ Lance Laifer	Director	March 24, 2025
Lance Laifer

/s/ Sidney Rabsatt	Director	March 24, 2025
Sidney Rabsatt

/s/ John Silberstein	Director	March 24, 2025
John Silberstein

/s/ Barry Sloane	Director	March 24, 2025
Barry Sloane