Form 10-Q
period 2025-03-31
INTELLIGENT PROTECTION MANAGEMENT CORP.
filed 2025-05-14
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2025
Common Stock, par value $0.001 per share	9,236,987 *

*	Excludes 641,963 shares of common stock that are held as treasury stock by Intelligent Protection Management Corp.

INTELLIGENT PROTECTION MANAGEMENT CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

Intelligent Protection Management Corp., our logo and other trademarks or service marks appearing in this report are the property of Intelligent Protection Management Corp. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective owners. Solely for convenience, the trademarks, service marks and trade names included in this report are without the ®, or other applicable symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names.

Unless the context otherwise indicates, references to “Intelligent Protection Management Corp.” “IPM,” “we,” “our,” “us” and the “Company” refer to Intelligent Protection Management Corp. and its subsidiaries on a consolidated basis.

i

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	the possibility of security vulnerabilities, cyber-attacks and network disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions;

●	our ability to operate our secure private cloud through our data centers;

●	the intense competition in the industry in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	our ability to consummate favorable acquisitions and effectively integrate any companies or businesses that we acquire;

●	the impact of adverse economic and market conditions, including those related to fluctuations in inflation and geopolitical conflicts;

●	our reliance on a limited number of customers for a material portion of our revenues and income;

●	the impact of possible failures of our hardware systems and infrastructure at our data centers;

●	our reliance on network infrastructure, including Internet, telecommunications and fiber optic network connectivity providers;

●	the impact of real or perceived errors, failures or bugs in our customer solutions, software or technology;

●	our ability to attract new customers, retain existing customers and sell additional services to customers;

●	our reliance on Microsoft Corporation and others for software licenses and other intellectual property;

●	our reliance on our executive officers and consultants;

●	our ability to attract and retain qualified personnel;

●	our ability to obtain additional capital or financing when and if necessary, to execute our business plan, including through offerings of debt or equity or sale of any of our assets;

●	our ability to remediate previously identified material weaknesses in Newtek Technology Solutions’ internal controls over financial reporting and maintain effective internal controls over financial reporting in the future;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to protect our intellectual property rights;

●	changes in laws, government regulations and policies and interpretations thereof; and

●	other events outside of our control.

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 1A. Risk Factors” in Part II of this report, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission on March 24, 2025. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this report, except to the extent required by applicable securities laws.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$9,683,317	$10,588,534
Accounts receivable, net of $274,372 allowance	2,152,544	--
Accounts receivable – due from related party	436,425	--
Prepaid expense and other current assets	1,682,004	462,422
Operating lease right-of-use asset, current	882,568	74,490
Employee retention tax credit receivable, net	114,212	114,212
Assets held for sale - current	--	72,925
Total current assets	14,951,070	11,312,583

Property and equipment, net	632,070	--
Intangible assets, net	9,214,716	1,882,781
Goodwill	5,516,501	2,663,229
Operating lease right of use assets, noncurrent	810,130	--
Other assets	13,937	13,937
Total assets	$31,138,424	$15,872,530

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,455,833	$380,298
Accrued expenses and other current liabilities	1,121,678	509,759
Operating lease liabilities, current portion	805,022	74,490
Deferred revenue	3,678,592	555,039
Earnout liability	704,000	--
Liabilities held for sale - current	--	2,024,237
Total current liabilities	8,765,125	3,543,823
Operating lease liabilities, non-current portion	879,098
Deferred tax liability	418,380	429,045
Total liabilities	10,062,603	3,972,868
Commitments and contingencies (Note 12)
Stockholders’ equity:
Series A Preferred Stock, $0.001 par value, 9,000,000 authorized, 4,000,000 and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	4,000	--
Common stock, $0.001 par value, 25,000,000 shares authorized, 9,878,950 shares issued and 9,236,987 shares outstanding as of March 31, 2025 and December 31, 2024	9,879	9,879
Treasury stock, 641,963 shares repurchased as of March 31, 2025 and December 31, 2024	(1,199,337)	(1,199,337)
Additional paid-in capital	44,763,526	36,399,897
Accumulated deficit	(22,502,247)	(23,310,777)
Total stockholders’ equity	21,075,821	11,899,662
Total liabilities and stockholders’ equity	$31,138,424	$15,872,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Managed information technology, includes $1,688,583 of related party revenue	$3,558,833	$--
Procurement revenue, includes $54,520 of related party revenue	951,379	--
Professional services revenue, includes $51,850 of related party revenue	726,607	--
Subscription revenue	281,219	271,572
Total revenue	5,518,038	271,572
Costs and expenses
Costs of revenue	2,464,663	61,636
Sales, marketing and product development expense	765,364	265,789
General and administrative expense	2,937,897	743,573
Depreciation and amortization	684,041	205,583
Total costs and expenses	6,851,965	1,276,581
Loss from continuing operations	(1,333,927)	(1,005,009)
Interest income, net	82,392	151,984
Loss from continuing operations before income tax benefit	(1,251,535)	(853,025)
Income tax benefit	2,060,065	598,710
Net income (loss) from continuing operations	808,530	(254,315)
Loss from discontinued operations, net of income tax expense of $480,810 for the three months ended March 31, 2024	--	(237,992)
Net income (loss)	$808,530	$(492,307)

Net income (loss) per share of common stock:
Basic – continuing operations	$0.06	$(0.03)
Diluted – continuing operations	$0.06	$(0.03)

Basic – discontinued operations	$--	$(0.02)
Diluted – discontinued operations	$--	$(0.02)

Basic	$0.06	$(0.05)
Diluted	$0.06	$(0.05)
Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic	13,192,543	9,222,157
Diluted	13,192,543	9,222,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Series A Preferred Stock	Stock Amount	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	-	$-	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,208,728	$(14,884,568)	$20,134,687
Stock-based compensation expense	-	-	-	-	-	-	59,311	-	59,311
Net loss	-	-	-	-	-	-	-	(492,307)	(492,307)
Balance at March 31, 2024	-	-	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,268,039	$(15,376,875)	$19,701,691
Balance at December 31, 2024	-	$-	9,878,950	$9,879	(641,963)	$(1,199,337)	$36,399,897	$(23,310,777)	$11,899,662
Stock-based compensation expense	-	-	-	-	-	-	167,629	-	167,629
Issuance of Series A Preferred Stock	4,000,000	4,000	-	-	-	-	8,196,000	-	8,200,000
Net income	-	-	-	-	-	-	-	808,530	808,530
Balance at March 31, 2025	4,000,000	$4,000	$9,878,950	$9,879	(641,963)	$(1,199,337)	$44,763,526	$(22,502,247)	$21,075,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$808,530	$(492,307)
Net loss from discontinued operations	--	237,992
Net income (loss) from continuing operations	$808,530	$(254,315)

Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Amortization of intangible assets and depreciation	578,065	205,583
Amortization of operating lease right-of-use assets	206,687	20,841
Depreciation on property and equipment	105,976	--
Deferred tax liability	--	(13,184)
Income tax benefit	(2,060,065)	(598,710)
Stock-based compensation	167,629	59,311
Credit loss expense	3,436	--

Changes in operating assets and liabilities, net of acquired assets and disposition:
Accounts receivable	1,015,863	--
Operating lease liability	(215,265)	(20,841)
Prepaid expense and other current assets	(784,774)	142,734
Accounts payable, accrued expenses and other current liabilities	2,245,148	280,963
Deferred revenue	(326,447)	(158,168)
Net cash provided by (used in) operating activities – continuing operations	1,744,783	(335,786)

Net cash (used in) provided by operating activities –discontinued operations	--	(185,008)

Net cash provided by (used in) operating activities	1,744,783	(520,794)

Cash flows from investing activities:
Cash paid for acquisition of NTS	(4,000,000)	--
Net cash used in investing activities	(4,000,000)	--
Cash flows from financing activities:
Proceeds from sale of Transferred Assets	1,350,000	--
Net cash provided by financing activities	1,350,000	--
Net decrease in cash and cash equivalents	(905,217)	(520,794)
Balance of cash and cash equivalents at beginning of period	10,588,534	13,568,049
Balance of cash and cash equivalents at end of period	$9,683,317	$13,047,255
Supplemental non-cash disclosure:
Non-cash portion of consideration for acquisition of NTS (Series A Preferred Stock issuance)	$8,200,000	--

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

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

Following the Transactions (as defined below), the Company provides a comprehensive range of IT-related services, including dedicated server hosting, cloud hosting, data storage, managed security, backup and disaster recovery, and other related services including consulting and implementing technology solutions for large enterprise and commercial clients across the United States as well as small-and-medium sized businesses. The Company has an over 20-year history of technology innovation and holds eight patents.

Prior to the completion of the Transactions the Company operated a network of consumer applications. The Company’s product portfolio included Paltalk, Camfrog and Tinychat, which together hosted a large collection of video-based communities. The Company’s other products included Vumber. Following the Transactions, the Company continues to support its ManyCam software, which is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools.

Acquisition of NTS

On January 2, 2025 (the “Closing Date”), the Company completed the acquisition of Newtek Technology Solutions, Inc., a New York corporation (“NTS”), pursuant to that certain Agreement and Plan of Merger (the “Acquisition Agreement”), dated August 11, 2024, by and among the Company, PALT Merger Sub 1, Inc., a New York corporation and a direct and wholly owned subsidiary of the Company (“First Merger Sub”), PALT Merger Sub 2, LLC, a Delaware limited liability company and a direct and wholly owned subsidiary of the Company (“Second Merger Sub”), NTS and NewtekOne, Inc., a Maryland corporation and the sole stockholder of NTS (“Newtek”. Pursuant to the terms of the Acquisition Agreement, on the Closing Date: (i) NTS merged with and into First Merger Sub, with NTS continuing as the surviving entity (the “Interim Surviving Entity” and such merger, the “First Step Merger”), and (ii) immediately following the consummation of the First Step Merger, the Interim Surviving Entity merged with and into Second Merger Sub (the “Second Step Merger” and, together with the First Step Merger, the “Acquisition”), with the Second Merger Sub surviving as a wholly owned subsidiary of the Company. Following the closing of the Acquisition (the “Acquisition Closing”), the Company changed its name from “Paltalk, Inc.” to “Intelligent Protection Management Corp.”

The aggregate consideration delivered by the Company to Newtek at the Acquisition Closing consisted of (i) $4,000,000 in cash (as adjusted pursuant to the Acquisition Agreement, the “Acquisition Closing Cash Consideration”) and (ii) 4,000,000 shares of the Company’s Series A Non-Voting Common Equivalent Stock (the “Series A Preferred Stock” and such shares issued at the Acquisition Closing, the “Acquisition Closing Stock Consideration” and together with the Acquisition Closing Cash Consideration, the “Acquisition Closing Consideration”). The Series A Preferred Stock will automatically convert into one share of the Company’s common stock, par value $0.001 per share (subject to certain customary anti-dilution adjustments), upon the occurrence of certain qualifying transfers by Newtek to third parties. In addition to the Acquisition Closing Consideration, Newtek is entitled to earn-out payments under certain circumstances. For more information, see the Note 3, “Acquisition” below. In connection with the Acquisition, the Company incurred professional fees of $0.3 million for the three months ended March 31, 2025 and $1.8 million for the year ended December 31, 2024. These amounts are included in general and administrative expenses.

Divestiture

On the Closing Date and prior to the Acquisition Closing, the Company completed the sale to Meteor Mobile Holdings, Inc., a Delaware corporation (“Meteor Mobile”), of its telecommunications services provider, “Vumber”, as well as its “Paltalk” and “Camfrog” applications and certain assets and liabilities related to such services provider and applications (the “Transferred Assets,” and such sale, the “Divestiture,” and, together with the Acquisition, the “Transactions”) pursuant to that certain Asset Purchase Agreement, dated November 7, 2024, by and among the Company, its wholly owned subsidiaries Paltalk Holdings, Inc., Paltalk Software, Inc., Camshare, Inc., A.V.M. Software, Inc. and Vumber, LLC (collectively, the “Sellers”), and Meteor Mobile. As a result of the Divestiture, the Company is no longer engaged in the business of providing video-based, live streaming, virtual camera and telecommunications software to consumers, as and to the extent such businesses were previously conducted by the Company pursuant to the “Vumber,” “Paltalk” and “Camfrog” applications. In addition, prior to the Acquisition Closing, the Company ceased all operations of its “Tinychat” service and application. The consideration delivered by Meteor Mobile to the Company at the closing of the Divestiture consisted of (i) $1,350,000 in cash and (ii) the assumption of all of the liabilities of the Sellers arising out of, or relating to, the Business or the Transferred Assets, other than certain excluded liabilities (the “Divestiture Closing Consideration”). In connection with the Divestiture, the Company is entitled to earn-out payments under certain circumstances. For more information, see the Note 6, “Discontinued Operations” below.

Discontinued Operations

During the year ended December 31, 2024, the Transferred Assets met the criteria for classification as assets held for sale and discontinued operations as the Company received stockholder approval of the sale of its Transferred Assets at its special meeting of stockholders held on December 30, 2024. As such, assets and liabilities related to the Transferred Assets are presented as held for sale/discontinued operations on the consolidated balance sheet as of December 31, 2024 and the results of operations are presented as discontinued operations on the consolidated statement of operations for the three months ended March 31, 2024. On January 2, 2025, the Company completed the Divestiture as described above.

Employee Retention Tax Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act, the Company was eligible for a refundable employee retention tax credit (the “ERTC”) subject to certain criteria. During the year ended December 31, 2023, the Company applied for the ERTC and recorded a receivable in the amount of $343,045, net of related costs. As of March 31, 2025 and December 31, 2024, the remaining balance due to the Company was $114,212, which was included on the condensed consolidated balance sheet as a receivable.

Basis of Presentation

The condensed consolidated financial statements included in this report have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The Company has not included certain information and notes required by GAAP for complete financial statements pursuant to those rules and regulations, although it believes that the disclosure included herein is adequate to make the information presented not misleading. The condensed consolidated financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 24, 2025 (the “Form 10-K”).

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheets and statements of operations, cash flows and changes in stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the three months ended March 31, 2025 are not necessarily indicative of results for the year ending December 31, 2025, or for any other period.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2025, there were no significant changes made to the Company’s significant accounting policies.

For a detailed discussion about the Company’s significant accounting policies, see the Form 10-K.

Recently Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses. The new standard requires entities to disclose additional information about certain expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses included in commonly presented expense captions on the income statement. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds as well as certificate of deposits to satisfy the depository requirement in the Loan Agreements (as defined and discussed in Note 13). The Company maintains cash in bank accounts which, at times, may exceed federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these banks. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Accounts Receivable, net of allowance

Accounts receivable represents amounts owed to the Company by third parties for technology services and related residuals. The Company generally records a receivable when revenue is recognized as the timing of revenue recognition may differ from the timing of payment from customers. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 60 days. The Company’s accounts receivables do not bear interest and are recorded at the invoiced amount for those with unconditional rights to consideration. Account receivables are presented net of an allowance for credit loss on the condensed consolidated balance sheet for any potentially uncollectible accounts under the current expected credit loss model.

Segment Reporting

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

The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements. The Company is a single-segment business.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include impairments and fair value estimates for assets acquired in business combinations and assessment of useful lives of acquired intangible assets. The Acquisition related fair values and estimates were based on a number of factors, including a valuation by an independent third party.

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

Business Combinations

The Company accounts for business combinations in accordance with the provisions of Accounting Standards and Codifications (“ASC”) Topic 805, Business Combinations. Business combinations are accounted for using the acquisition method, whereby the consideration transferred is allocated to the net assets acquired based on their respective fair values measured on the acquisition date. The difference between the fair value of these assets and the purchase price is recorded as goodwill. Transaction costs other than those associated with the issue of debt or equity securities, and other direct costs of a business combination are not considered part of the business acquisition transaction and are expensed as incurred.

Revenue Recognition

Following the Transactions, the Company’s revenue is measured based on the consideration specified in a contract with a customer. The Company’s contracts with its customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When a cloud-based service includes both on-premises software licenses and cloud services, judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time. Certain cloud services depend on a significant level of integration, interdependency, and interrelation between the desktop applications and cloud services, and are accounted for together as one performance obligation. Revenue from cloud services is recognized ratably over the period in which the cloud services are provided. The Company otherwise recognizes revenue when it satisfies a performance obligation by transferring control of a product or service or by arranging for the sale of a vendor’s products or service to a customer.

The Company recognizes revenue from sale of services as they perform the underlying services, typically based on time and materials basis based upon hours incurred for the performance completed to date for which the Company has the right to consideration. The Company recognizes revenue on sales of goods at a point in time when customer takes control of goods, which typically occurs when title and risk of loss have passed to the customer. In most cases, the Company serves as principal; therefore it recognizes revenue on a gross basis for each of the Company’s services and product offerings principally because the Company is primarily responsible for fulfilling the promise to provide specified goods or service, and the Company has discretion in establishing the price of specified good or service. When the Company serves as an agent, it recognizes revenue on a net basis.

The Company classifies its right to consideration in exchange for deliverables as either a receivable or a contract asset (unbilled receivable). A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). For example, the Company recognizes a receivable for revenue related to the Company’s transaction or volume-based contracts when earned regardless of whether amounts have been billed. Such receivables are presented in accounts receivable, net in the Company’s consolidated balance sheets. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables, judgment, and other applicable factors.

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in “current and other assets” in the Company’s consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The Company’s contract assets and liabilities are reported at the end of each reporting period. The difference between the opening and closing balances of the contract assets and deferred revenue primarily results from the timing difference between performance obligations and the customer’s payment. The Company receives payments from customers based on the terms established in their contracts, which may vary generally by contract type.

The Company’s contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The difference between the opening and closing balances of the contract assets and deferred revenue primarily results from the timing difference between performance obligations and the customer’s payment. The Company receives payments from customers based on the terms established in their contracts, which may vary generally by contract type.

The Company sells hardware and software products on both a stand-alone basis without any services and as a solution bundled with services. When the Company provides a combination of hardware and software products with the provision of services, the Company separately identifies its performance obligations under the contract and the hardware and/or software products or services that will be provided. The total transaction price for an arrangement with multiple performance obligations is allocated at contract inception to each performance obligation in proportion to the stand-alone selling price of the hardware or software. The selling price is the price at which the Company would sell a promised good or service separately to a customer. The Company estimates the price based on observable inputs, including direct labor hours and allocatable costs, or uses observable stand-alone prices when they are available. The Company’s professional services include the design and implementation of a wide range of IT products and services. Such services are typically provided by us or third-party subcontractor vendors on a stand-alone basis.

Subscription Revenue

The Company also generates subscription revenue from monthly premium subscription services from sales of its ManyCam software. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the three months ended March 31, 2025 and 2024, subscriptions were offered in durations of twelve-month and twenty four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets.

Intangible Assets

Intangible assets include intellectual property either owned by the Company or to which the Company has a license. Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired. The Company’s intangible assets include patents, internally developed software, intellectual property (trade names, trademarks and URLs) and subscriber relationships/customer lists.

The Company’s intangible assets represent definite lived intangible assets, which are being amortized on a straight-line basis over their estimated useful lives as follows:

Patents	20 years
Trade names, trademarks, product names, URLs	5-10 years
Internally developed software	5-7 years
Non-compete agreements	3 years
Subscriber/customer relationships	3-12 years
Order Backlog	1 year

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

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company evaluates its goodwill for impairment in accordance with ASC Topic 350, Intangibles - Goodwill and Other, by assessing qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company performs the quantitative goodwill impairment test, if, after assessing the totality of events or circumstances such as those described in paragraph ASC 350-20-35-3C(a) through (g), the Company determines that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeded the reporting unit’s fair value, limited to the total amount of goodwill related to the reporting unit.

The Company tests the recorded amount of goodwill for impairment on an annual basis on December 31 of each fiscal year or more frequently if there are indicators that the fair value of the goodwill exceeds its carrying amount. The Company has one reporting unit.

Leases

The Company determines if an arrangement is, or contains, a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current and operating lease liabilities, noncurrent in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date (or acquisition date) based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the transition date and subsequent lease commencement dates in determining the present value of lease payments. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term to each lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments made under operating leases is recognized on a straight-line basis over the lease term.

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

Fair Value Measurements

Fair value measurements affect the Company’s accounting for certain of its financial assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes:

Level	1: Observable inputs, such as quoted prices in active markets.

Level	2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly. Level 2 assets and liabilities include debt securities with quoted market prices that are traded less frequently than exchange-traded instruments. This category includes U.S. government agency-backed debt securities and corporate-debt securities.

Level	3: Unobservable inputs in which there is little or no market data.

In connection with the Acquisition, the Company recognized a non-current liability of $704,000 for the Earn-Out (as defined below). The Earn-Out Liability (as defined below) is classified as a Level 3 measurement for which fair value is derived from inputs that are unobservable and significant to the overall fair value measurement. The fair value of the Earn-Out Liability is estimated using a Monte Carlo simulation model that utilizes key assumptions including forecasted revenues and volatilities of the underlying financial metrics during the Earn-Out period. The Company assesses the fair value of the Earn-Out Liability at each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in selling, general and administrative expenses until the liability is settled.

Concentration of Credit

As of March 31, 2025, three of the Company’s customers had accounts receivable balances more than 10% of the total accounts receivable balance. Newtek, a related party, represented 17% of the accounts receivable balance and two other customers represented 15% and 14%, respectively. For the three months ended March 31, 2025, Newtek and its affiliates represented 33% of total revenue.

3. Acquisition

On the Closing Date, the Company acquired NTS through a two-step merger process. As a result of the Acquisition, the Company acquired all of the issued and outstanding equity interests of NTS. The Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations.

The aggregate purchase price delivered by the Company to Newtek was $12,904,000, which consisted of (i) $4,000,000 in cash and (ii) 4,000,000 shares of Series A Preferred Stock, which had a fair value of $8,200,000 on the Closing Date. Newtek is also entitled to earnout payments under certain circumstances of up to $5,000,000 (the “Earn-Out” or “Earn-Out Liability”) based on the Company’s achievement of certain cumulative average adjusted EBITDA thresholds for the 2025 and 2026 fiscal years, which had a fair value of $704,000 on the Closing Date. The Company financed the cash portion of the purchase price using existing cash on-hand.

The Series A Preferred Stock will automatically convert into one share of the Company’s common stock, par value $0.001 per share (subject to certain customary anti-dilution adjustments), upon the occurrence of certain qualifying transfers by Newtek to third parties. The Earn-Out may be paid, in the Company’s sole discretion, in cash, in shares of Series A Preferred Stock (the “Acquisition Earn-Out Stock Consideration”) or in a combination thereof. Pursuant to the Acquisition Agreement, to the extent that all or a portion of the Acquisition Earn-Out Amount is paid in shares of Series A Preferred Stock, the number of shares of Series A Preferred Stock to be issued to Newtek will be calculated based on the average of the daily volume weighted average prices of the Company’s common stock during each trading day during a 60 calendar-day period ending on December 31, 2026; provided, that in no event shall such price be less than $1.00.

Pursuant to the Acquisition Agreement, if the issuance of the Acquisition Earn-Out Stock Consideration would cause Newtek’s “total equity” (as calculated under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and as implemented and interpreted by the Board of Governors of the Federal Reserve System) in the Company to exceed one-third of the Company’s total equity (the “Total Equity Cap”), then the number of shares of Series A Preferred Stock issuable as Acquisition Earn-Out Stock Consideration will be adjusted so that the Company will issue to Newtek the maximum number of shares of Series A Preferred Stock that would not cause Newtek’s total equity to exceed the Total Equity Cap, with a corresponding increase to the Acquisition Earn-Out Amount paid in cash.

The Company recorded a non-current liability of $704,000 for the fair value of the contingent consideration related to the expected Earn-Out. The Earn-Out Liability is classified as a Level 3 measurement for which fair value is derived from inputs that are unobservable and significant to the overall fair value measurement. The fair value of such Earn-Out Liability is estimated using a Monte Carlo simulation model that utilizes key assumptions including forecasted average EBITDA and volatilities of the underlying financial metrics during the Earn-Out periods.

Under the acquisition method of accounting, the assets acquired and liabilities assumed were recorded at their fair values as of the Closing Date. The fair values of intangible assets were based on valuations using various income approaches and methods, such as the multi-period excess earnings method, relief from royalty method, etc., which require the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The results of NTS have been included in the Company’s single-segment business.

The fair value of all the acquired identifiable assets and liabilities summarized below are based on preliminary valuations and are subject to change as the Company obtains additional information during the acquisition measurement period. The purchase price allocation as of the Closing Date was as follows:

Assets acquired:

Accounts receivable	$3,535,343
Prepaid expenses and other current assets	129,233
Property and equipment, net	738,046
Operating lease right-of-use asset	212,452
Intangible assets	7,910,000
Other assets	998,228
Total assets acquired	13,523,302
Liabilities assumed:
Accounts payable	46,692
Accrued expenses and other current liabilities	370,059
Operating lease liabilities	212,452
Deferred revenue	3,450,000
Deferred tax liability	2,056,600
Total liabilities assumed	6,135,803
Total identifiable net assets acquired	7,387,499
Total purchase price	12,904,000
Goodwill	$5,516,501

The preliminary purchase price allocation resulted in goodwill of $5,516,501, which will be deductible for income tax purposes. The resulting amount of goodwill is attributed to expected synergies from cross-sale opportunities and future growth. Intangible assets of $7,910,000 include customer relationships of $5,275,000, order backlog of $438,000, and trademarks and trade names of $2,197,000, which are being amortized on a straight-line basis, over weighted-average useful lives of 8 years, 1 year, and 8 years, respectively.

After the closing of the Acquisition, and in the normal course of business, certain amounts were due to the Company by Newtek and its affiliates. For the three months ended March 31, 2025, sales to Newtek and its affiliates totaled $1,794,953.

In connection with the Acquisition, the Company entered into a referral arrangement with Newtek pursuant to which Newtek will refer potential clients to the Company for a fee. The referral arrangement with Newtek is terminable by either the Company or Newtek at any time.

Supplemental Pro Forma Information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended March 31, 2024 as if the Acquisition had occurred as of January 1, 2024 and gives effect to transactions that are directly attributable to the Acquisition. These amounts are based on financial information of NTS and are not necessarily indicative of what the Company’s operating results would have been had the Acquisition taken place on the date presented, nor is it indicative of the Company’s future operating results. As the Acquisition occurred on January 2, 2025, the Company’s results of operations for the three months ended March 31, 2025 include those results attributable to the acquired operations of NTS

For the Three Months Ended March 31, 2024
Total Revenue	$7,309,337
Net Income from Continuing Operations	$81,179

The pro forma adjustments for the period presented include additional amortization expense related to the fair value of the acquired intangible assets as if such assets were acquired on January 1, 2024.

4. Property and Equipment, net

Property and equipment consisted of the following for the periods presented:

	For the Three Months Ended March 31, 2025 (unaudited)	For the Year Ended December 31, 2024
Computer equipment	$169,121	$--
Software	590,613	--
Datacenter software	50,379	--
Servers	66,838	--
Total property and equipment	876,951	--
Less: Accumulated depreciation	(244,881)	--
Total property and equipment, net	$632,070	$--

Depreciation expense, for the three months ended March 31, 2025 and 2024 was $105,976 and $0, respectively.

The Company only holds property and equipment in the United States.

5. Intangible Assets, Net

Intangible assets, net consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025 (unaudited)*			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$50,000	$(39,375)	$10,625	$50,000	$(38,750)	$11,250
Trade names, trademarks product names, URLs	2,664,425	(266,186)	2,398,239	1,022,425	(726,028)	296,397
Internally developed software	2,190,006	(879,480)	1,310,526	4,180,005	(2,791,266)	1,388,739
Subscriber/customer relationships	6,549,101	(1,382,275)	5,166,826	3,553,102	(3,366,707)	186,395
Order Backlog	438,000	(109,500)	328,500	--	--	--
Total intangible assets	$11,891,532	$(2,676,816)	$9,214,716	$8,805,532	$(6,922,751)	$1,882,781

*	Amounts at March 31, 2025 reflect the Company’s intangible assets following the Acquisition and Divestiture.

Amortization expense for the three months ended March 31, 2025 was $578,065, as compared to $205,583 for the three months ended March 31, 2024. The aggregate amortization expense for each of the next five years and thereafter is estimated to be $1,495,892 in 2025, $1,449,562 in 2026, 2027 and 2028, $1,235,295 in 2029 and $2,134,843 thereafter.

6. Discontinued Operations

On January 2, 2025, the Company completed the Divestiture. The consideration delivered by Meteor Mobile to the Company at the closing of the Divestiture consisted of (i) $1,350,000 in cash and (ii) the assumption of all of the liabilities of the Sellers arising out of, or relating to, the Business or the Transferred Assets, other than certain excluded liabilities. In addition to the Divestiture Closing Consideration, the Company is entitled to receive, with respect to each Earn-Out Period, as defined and described below, certain payments in cash based on the cash revenue, net of any refunds, received by Meteor Mobile that is attributable to the Business (such cash revenue, the “Legacy Business Revenue”), as follows:

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

As discussed above, during the year ended December 31, 2024, the Transferred Assets met the criteria for classification as assets held for sale and discontinued operations as the Company received stockholder approval of the sale of its Transferred Assets at its special meeting of stockholders held on December 30, 2024. Accordingly, the assets and liabilities related to the Transferred Assets are presented as discontinued operations as of December 31, 2024 and for the three months ended March 31, 2024. There were no remaining assets and liabilities related to the Divestiture as of March 31, 2025 and no results of operations for the three months ended March 31, 2025. The $3.8 million impairment loss associated with the Divestiture was recognized in the fourth quarter of 2024.

In the normal course of business, certain amounts were due to Meteor Mobile by the Company. These amounts are included in other accrued liabilities on the consolidated balance sheet in the amount of $421,622.

The following table summarizes the operating results of the Transferred Assets for the period indicated:

Three Months Ended March 31, 2024 (unaudited)
Revenue
Subscription revenue	$2,211,410
Advertising revenue	114,748
Total Revenue	2,326,158

Costs and expenses
Cost of revenue	757,439
Sales and marketing expense	175,569
Product development expense	1,150,332
General and administrative expense	-

Total Costs and Expenses	2,083,340

Income from discontinued operations	242,818
Income tax provision	(480,810)
Net loss from discontinued operations	$(237,992)

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets and liabilities of the Transferred Assets included in the consolidated balance sheets as of December 31, 2024, after recognition of the impairments described above and are included as assets and liabilities attributed to discontinued operations:

As of December 31, 2024
Assets
Accounts receivable, net	$72,925
Total current assets	72,925
Goodwill	2,663,229
Total Assets - discontinued operations	$2,736,154

Liabilities
Accounts payable	$311,506
Accrued expenses	116,532
Deferred revenue	1,596,199
Total Liabilities - discontinued operations	$2,024,237

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	March 31,	December 31,
	2025	2024
	(unaudited)
Commissions, compensation, benefits and payroll taxes	$19,623	$151,500
Sales taxes	104,250	--
Amounts due to Meteor Mobile	421,622	--
Other accrued expenses	576,183	358,259
Total accrued expenses and other current liabilities	$1,121,678	$509,759

8. Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended March 31, 2025, the Company recorded an income tax benefit of $2,060,065, which included a discrete tax benefit of $1,665,189 primarily related to a partial release of its valuation allowance as the Acquisition created a source of future taxable income allowing for the recognition of certain deferred tax assets due to the release of a portion of its valuation allowance. The effective tax rate for the three months ended March 31, 2025 was 164.7% which differs from the statutory rate of 21% primarily related to changes in the Company’s valuation allowance due to the business combination accounting. The Company continues to conclude that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis and maintains a full valuation allowance against such deferred tax assets.

For the three months ended March 31, 2024, the Company recorded an income tax benefit of $598,710. The effective tax rate for the three months ended March 31, 2024 was 19.3% which differs from the statutory rate of 21% primarily relate to changes in the Company’s valuation allowance, difference in foreign tax rates from the U.S. statutory rate of 21% and state and local taxes. The Company continues to conclude that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis and maintains a full valuation allowance against such deferred tax assets.

9. Stockholders’ Equity

The Intelligent Protection Management Corp. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. A total of 22,480 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The Intelligent Protection Management Corp. 2016 Long-Term Incentive Plan (the “2016 Plan”) was adopted by the Company’s stockholders on May 16, 2016 and permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other stock-based awards and cash-based incentive awards to its employees (including an employee who is also a director or officer under certain circumstances), non-employee directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards under the 2016 Plan is 1,300,000 shares, 100% of which may be issued pursuant to incentive stock options. In addition, the maximum number of shares of common stock that may be issued under the 2016 Plan may be increased by an indeterminate number of shares of common stock underlying outstanding awards issued under the 2011 Plan that are forfeited, expired, cancelled or settled in cash. As of March 31, 2025, there were 494,429 shares available for future issuance under the 2016 Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the nine months ended March 31, 2025:

Expected volatility	136.8%
Expected life of option (in years)	5.1 – 6.2
Risk free interest rate	4.4%
Expected dividend yield	0.0%

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

The following table summarizes stock option activity during the three months ended March 31, 2025:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2025	618,898	$3.04
Granted during the period	275,000	1.98
Cancelled/Forfeited, during the period	(45,386)	2.55
Expired, during the period	(3,376)	2.55
Outstanding at March 31, 2025	845,136	$2.72
Exercisable at March 31, 2025	631,761	$2.97

At March 31, 2025, there was $342,315 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.4 years.

On March 31, 2025, the aggregate intrinsic value of stock options that were outstanding and exercisable was $16,920 and $16,920, respectively. On March 31, 2024, the aggregate intrinsic value of stock options that were outstanding and exercisable was $423,850 and $259,295, respectively. The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the three months ended March 31, 2025, the Company granted stock options to members of the Board of Directors (the “Board”) to purchase an aggregate of 100,000 shares of common stock at a weighted average exercise price of $1.94 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2025 and have a term of ten years. During the three months ended March 31, 2025, the Company also granted options to employees to purchase an aggregate of 175,000 shares of common stock. These options vest in various tranches, ranging from equally over four years to fifty percent at grant date with the remaining balance vesting during the third quarter of fiscal 2025. The options have a term of ten years and have an exercise price of $2.01. The aggregate fair value for the options granted during the three months ended March 31, 2025 and 2024 was $545,550 and $72,240, respectively.

Stock-based compensation expense for the Company’s stock options for the three months ended March 31, 2025 and 2024, totaled $167,629 and $59,311, respectively and is included in general and administrative expenses in the condensed consolidated statements of operations.

Series A Preferred Stock

On December 30, 2024, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designations designating the Series A Preferred Stock (the “Certificate of Designations”), and establishing the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, or terms or conditions of redemption of the shares of Series A Preferred Stock. The total number of authorized shares of Series A Preferred Stock is 9,000,000 shares. On January 2, 2025, as partial consideration for the Acquisition, the Company issued 4,000,000 shares of Series A Preferred Stock.

Treasury Shares

As of March 31, 2025 and December 31, 2024, the Company had 641,963 shares of its common stock, respectively, classified as treasury shares on the Company’s consolidated balance sheets.

10. Net Income (Loss) Per Share

Basic earnings and net (loss) income per share are computed by dividing the net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted loss per share. For the three months ended March 31, 2025 and 2024, 845,136 and 763,736 of shares issuable upon the exercise of outstanding stock options, respectively, were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.

The following table summarizes the net loss per share calculation for the periods presented:

	Three Months Ended
	March 31, (unaudited)
	2025	2024
Net loss from continuing operations	$808,530	$(254,315)
Net loss from discontinued operations	$--	$(237,992)
Net income (loss) – basic and diluted	$808,530	$(492,307)
Weighted average shares outstanding – basic	13,192,543	9,222,157
Weighted average shares outstanding – diluted	13,192,543	9,222,157

Per share data:
Basic from continuing operations	$0.06	$(0.03)
Diluted from continuing operations	$0.06	$(0.03)
Basic from discontinued operations	$--	$(0.02)
Diluted from discontinued operations	$--	$(0.02)
Basic from operations	$0.06	$(0.05)
Diluted from operations	$0.06	$(0.05)

11. Leases

On April 9, 2021, the Company entered into a lease extension agreement with Jericho Executive Center LLC (“JEC”) for its office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on December 1, 2021. On May 28, 2024, the Company entered into an additional lease extension agreement with JEC, which extends the lease period by two years to November 30, 2026. Beginning on December 1, 2024, the monthly rent totaled $6,850 per month. The new extension gives the Company an option to terminate the second year in July 2025. The Company’s monthly office rent payments under the lease are currently approximately $7,081 per month. As of March 31, 2025, the Company had no long-term leases that were classified as financing leases and did not have additional operating or financing leases that had not yet commenced.

In connection with the Acquisition, as described in Note 3, the Company assumed an operating lease with IO New Jersey One, LLC (“Iron Mountain”) for a data center that includes office space and equipment located at 3003 Woodbridge Avenue, Edison, New Jersey. The lease with Iron Mountain expires on April 30, 2026, and will automatically renew thereafter for additional terms of one year each, unless either party provides the other party with written notice that it will not renew the lease within ninety days of the current term. The renewal options have not been included in the Company’s operating lease right-of-use asset and liability, as the Company is not reasonably certain to exercise such options as of January 2, 2025 or March 31, 2025. The Company’s monthly rent payments under the lease are currently $17,767 per month.

In connection with the Acquisition, the Company also assumed an operating lease with Aligned Data Centers (Phoenix) PropCo, LLC (“ADC”) for a data center that includes office and storage space located at 2500 W. Union Hills Drive, Phoenix Arizona. As of the Closing Date, the lease with ADC was set to expire on August 30, 2025, subject to automatically one-year renewals thereafter, unless either party provided a notice of non-renewal within six months of the current term. Since the Company was not reasonably certain to exercise such options, and the remaining lease term did not extend beyond twelve months of the Closing Date, the Company applied the short-term measurement and recognition exemption in ASC Topic 842, Leases as of January 2, 2025. On January 24, 2025, the Company entered into a lease extension agreement with ADC, which extends the lease period by two years to August 30, 2027. Since the lease extension agreement resulted in a lease term greater than twelve months, the Company recorded an operating lease right-of-use asset and liability on January 24, 2025, which includes the remaining lease term of approximately seven months and two-year extension term. The lease extension agreement modified the automatic renewal term from one year to two years, which has not been included in the Company’s operating lease right-of-use asset and liability, as the Company is not reasonably certain exercise such options as of March 31, 2025. The Company’s monthly rent payments under the lease are currently $53,853 per month.

As of March 31, 2025, the Company had no long-term leases that were classified as financing leases and did not have additional operating or financing leases that had not yet commenced.

As of March 31, 2025, the Company had operating lease liabilities of approximately $1,684,120 (of which $805,022 is classified as short term liabilities and $879,098 is classified as long term liabilities) and operating lease right-of-use assets of approximately $1,692,698 (of which $882,568 is classified as a short term asset and $810,130 is classified as a long term asset) and all of which are included in the accompanying condensed consolidated balance sheets.

Total rent expense for the three months ended March 31, 2025 was $185,628, of which $1,500 was sublease income. Total rent expense for the year ended March 31, 2024 was $20,841, of which $1,500 was sublease income. Rent expense is recorded under general and administrative expense in the consolidated statements of operations.

The following table summarizes the Company’s operating leases for the periods presented:

	Three Months Ended
	March 31,
	2025	2024
JEC Lease:
Cash paid for amounts included in the measurement of operating lease liabilities:	$20,550	$20,841
Weighted average assumptions:
Remaining lease term	0.7	0.9
Discount rate	2.3%	2.3%

Iron Mountain Lease:
Cash paid for amounts included in the measurement of operating lease liabilities:	$53,301	$--
Weighted average assumptions:
Remaining lease term	1.1	--
Discount rate	4.8%	--

ADC Lease:
Cash paid for amounts included in the measurement of operating lease liabilities:	$160,042	$--
Weighted average assumptions:
Remaining lease term	2.4	--
Discount rate	4.8%	--

As of March 31, 2025, future minimum payments under non-cancelable operating leases were as follows:

For the years ending December 31,	Amount
2025	$660,770
2026	713,920
2027	392,347

Total	1,767,037
Less: present value adjustment	(82,917)
Present value of minimum lease payments	$1,684,120

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and Contingencies

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

Legal Proceedings

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of March 31, 2025.

13. Subsequent Events

Business Loan Agreement and Credit Agreement and Revolving Promissory Note

On April 10, 2025, the Company, Intelligent Protection LLC, a wholly owned subsidiary of the Company (“IPM LLC” and, together with the Company, the “Borrowers”), and Newtek Bank, National Association (“Newtek Bank”), a subsidiary of Newtek, entered into that certain business loan agreement and that certain credit agreement and revolving promissory note (together, the “Loan Agreements”), which provide for a secured revolving line of credit to the Borrowers in the maximum amount of $1,000,000 on the terms and conditions set forth in the Loan Agreements (the “Facility”). The obligations of the Borrowers under the Loan Agreements are secured by substantially all of the assets of the Borrowers.

The Facility will mature on April 10, 2026 (the “Maturity Date”), and all outstanding principal amounts and accrued and unpaid interest thereon shall be due and payable on such date unless the Facility is renewed or extended pursuant to the terms of the Loan Agreements. The Facility may be drawn from April 10, 2025 to the Maturity Date. As of the date of this Quarterly Report on Form 10-Q, no amounts were outstanding under the Facility.

The rate at which borrowings under the Loan Agreements bear interest is determined by applying the applicable monthly periodic rate (the “Monthly Periodic Rate”) to the average daily balance of the Facility multiplied by the number of days in the month. The applicable Monthly Periodic Rate equals (i) the Annual Percentage Rate (defined below) (a) divided by 360, (b) multiplied by 365, and (c) divided by 12 (monthly). The Annual Percentage Rate is subject to change from time to time based on the rate index published by Newtek Bank plus a margin of 2.00%; provided, however, that in no event will the Annual Percentage Rate be less than 6.07%, nor will the Annual Percentage Rate exceed the maximum rate allowed by applicable law (the “Annual Percentage Rate”).

Stock Repurchase Plan

On May 8, 2025, the Board approved a stock repurchase plan for up to $400,000 of the Company’s outstanding common stock (the “Stock Repurchase Plan”), which expires on the one-year anniversary of such date. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the Stock Repurchase Plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased will be determined by a committee of the Board at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, alternative investment opportunities and other corporate considerations. As of the date of this report, no shares of common stock had been repurchased by the Company pursuant to the Stock Repurchase Plan.

Charter Amendment

On May 8, 2025, at the Company’s 2025 annual meeting of stockholders (the “Annual Meeting”), the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation, as amended, to increase the Company’s shares of authorized common stock from 25,000,000 to 50,000,000. The amendment was filed with the Secretary of State of the State of Delaware on May 8, 2025.

Intelligent Protection Management Corp. 2025 Long-Term Incentive Plan

On May 8, 2025, at Annual Meeting, the Company’s stockholders approved the Intelligent Protection Management Corp. 2025 Long-Term Incentive Plan (the “2025 LTIP”). As a result, the 2025 LTIP became effective on May 8, 2025. Concurrently with the adoption of the 2025 LTIP, the 2016 Plan was terminated. The 2025 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock, other consideration, or any combination thereof. Subject to certain adjustments, the maximum aggregate number of shares of common stock that may be delivered pursuant to awards under the 2025 Plan is 1,200,000 shares, plus any Prior Plan Awards (as defined in the 2025 LTIP).

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no other events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2025 and 2024, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2025 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2024, all amounts herein are unaudited.

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

Overview

We provide a comprehensive range of IT-related services, including dedicated server hosting, cloud hosting, data storage, managed security, backup and disaster recovery, and other related services including consulting and implementing technology solutions for large enterprise and commercial clients across the United States as well as small-and-medium sized businesses. We continue to sell our ManyCam software, which is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools.

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

Web Hosting

Our web hosting services consist of several advanced security measures, including Secure Sockets Layer and Transport Layer Security (“SSL/TLS”) encryption, firewalls, distributed denial-of-service (“DDoS”) protection, malware scanning, and secure server configurations. Our web hosting services include features such as regular data backups, web application firewalls, strict access control policies and continuous monitoring and expert support, all of which are intended to ensure our customers’ compliance with industry standards and provide a reliable and secure environment for our customers’ online presence. Revenue from web hosting is included with managed information technology revenue in the statement of operations.

Our ManyCam Software Product

We also support our ManyCam software, which is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools. The ManyCam software provides multiple camera feeds, backgrounds and effects while also enabling users to share presentations, spreadsheets and documents. We are integrating ManyCam as an offering for our new customers and seek to optimize our cross-selling efforts of ManyCam with our other technology solutions.

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

The Divestiture

On the Closing Date and prior to the Acquisition Closing, we completed the sale to Meteor Mobile Holdings, Inc., a Delaware corporation (“Meteor Mobile”), of our telecommunications services provider, “Vumber”, as well as our “Paltalk” and “Camfrog” applications and certain assets and liabilities related to such services provider and applications (the “Transferred Assets” and such sale, the “Divestiture” and, together with the Acquisition, the “Transactions”) pursuant to that certain Asset Purchase Agreement (the “Divestiture Agreement”), by and among the us, our wholly owned subsidiaries Paltalk Holdings, Inc. (“Paltalk Holdings”), Paltalk Software, Inc., Camshare, Inc., A.V.M. Software, Inc., and Vumber, LLC (collectively, the “Sellers”), and Meteor Mobile. As a result of the Divestiture, we are no longer engaged in the business of providing video-based, live streaming, virtual camera and telecommunications software to consumers, as and to the extent such businesses were previously conducted by us pursuant to the “Vumber,” “Paltalk” and “Camfrog” applications (the “Business”). In addition, prior to the Acquisition Closing, we ceased all operations of our “Tinychat” service and application.

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

Effective as of January 7, 2025, the Board increased the size of the Board from five (5) directors to seven (7) directors and appointed Mr. Sloane to the Board. Mr. Sloane was not appointed to any committee of the Board.

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

Business Loan Agreement and Credit Agreement and Revolving Promissory Note

On April 10, 2025, we, Intelligent Protection LLC, our wholly owned subsidiary (“IPM LLC”), and Newtek Bank, National Association (“Newtek Bank”), a subsidiary of Newtek, entered into that certain business loan agreement and that certain credit agreement and revolving promissory note (together, the “Loan Agreements”), which provide for a secured revolving line of credit to us and IPM LLC in the maximum amount of $1,000,000 on the terms and conditions set forth in the Loan Agreements (the “Facility”). The Loan Agreements are secured by substantially all of our assets and the assets of IMP LLC. The Facility will mature on April 10, 2026. As of the date of this Quarterly Report on Form 10-Q, no amounts were outstanding under the Facility.

Stock Repurchase Plan

On May 8, 2025, the Board approved a stock repurchase plan for up to $400,000 of our outstanding common stock (the “Stock Repurchase Plan”), which expires on the one-year anniversary of such date. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the Stock Repurchase Plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased will be determined by a committee of the Board at its discretion and will depend on a number of factors, including the market price of our common stock, general market and economic conditions, alternative investment opportunities and other corporate considerations. As of the date of this report, no shares of common stock had been repurchased pursuant to the Stock Repurchase Plan.

First Quarter 2025 Operational Highlights

Operational highlights during the three months ended March 31, 2025:

●	completed the Transactions and, as a result, focused our business on technology service offerings in the cloud infrastructure and cybersecurity sectors;

●	expanded our Board to align with our business following the Transactions;

●	for the three months ended March 31, 2025 revenue totaled $5.5 million compared to $0.3 million for the prior year period, as the prior year revenue represented subscriptions sales from ManyCam software, our continuing operations and did not include revenue from discontinued operations. Revenue from subscription sales increased by approximately 4% from the prior year period;

●	loss from continuing operations for the three months ended March 31, 2025 was $1.3 million and included $0.9 million of non-cash expense, consisting of amortization and depreciation of $0.7 million, (of which $0.4 million represents amortization on newly acquired intangible assets) as well as $0.2 million of non-cash share based compensation, compared to a net loss from continuing operations of $1.0 million for the three months ended March 31, 2024, which included subscriptions sales from ManyCam software as well as all of our general and administrative expenses, which included all professional fees and public company expenses;

●

net income for the three months ended March 31, 2025 totaled $0.8 million compared to a net loss of $0.5 million for the three months ended March 31, 2024. Net income was attributed to us recording an income tax benefit during the quarter of approximately $2.1 million in connection with the Transactions;

●	Adjusted EBITDA for the three months ended March 31, 2025 remained relatively unchanged at negative $0.5 million;

●	we had cash provided by operations of $1.7 million; and

●	at March 31, 2025 we had $9.7 million of cash and cash equivalents on our balance sheet and no long-term debt.

2025 Business Objectives

For the near term, our business objectives include:

●	continuing the integration of our comprehensive range of IT-related solutions;

●	incorporating ManyCam as an offering for our new customers and seek to optimize our cross-selling efforts with our other technology solutions;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other assets or entities that are synergistic to our businesses; and

●	continuing to defend our intellectual property.

Sources of Revenue

Our main sources of revenue are described below:

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

Revenue Recognition

Our revenue is measured based on the consideration specified in a contract with a customer. Our contracts with customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When a cloud-based service includes both on-premises software licenses and cloud services, judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time. Certain cloud services depend on a significant level of integration, interdependency, and interrelation between the desktop applications and cloud services, and are accounted for together as one performance obligation. Revenue from cloud services is recognized ratably over the period in which the cloud services are provided. We otherwise recognize revenue when it satisfies a performance obligation by transferring control of a product or service or by arranging for the sale of a vendor’s products or service to a customer.

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

We also generate subscription revenue from monthly premium subscription services for our ManyCam software. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the three months ended March 31, 2025 and 2024, subscriptions were offered in durations of twelve-month and twenty four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets.

Strategy

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

Costs and Expenses

Cost of revenue

Cost of revenue consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in data center and customer care functions, credit card processing fees, hosting fees, data center rent, bandwidth costs and, in the case of procurement, revenue the cost of the hardware and/or subscriptions. Cost of revenue also includes compensation and other employee-related costs for technical personnel, consultants and subcontracting costs relating to technology service revenue.

Sales marketing and product development expense

Sales marketing and product development expense consists primarily of (i) advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel and consultants engaged in sales and sales support marketing and development functions and (ii) development of the technology of our applications, and consultant-related costs that are not capitalized for personnel engaged in the design, testing and enhancement of service offerings. Advertising and promotional spend includes online marketing, including fees paid to search engines, and offline marketing, which primarily consists of partner-related payments to those who direct traffic to our brands.

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

Depreciation and amortization expense

Depreciation and amortization expenses consists primarily of amortization of intangible assets as well as depreciation on property and equipment.

Factors Affecting the Comparability of Our Financial Condition and Results of Operations

As described above in the “Recent Developments” section, during the three months ended March 31, 2025, we completed the Transactions. As a result, our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward. For more information on the Transactions, see Note 3, Acquisition and Note 6, Discontinued Operations, in Part I, Item 1, Financial Statements, of this Form 10-Q.

Key Metrics

Our management relies on certain non-GAAP financial measures to manage and evaluate our business. The non-GAAP financial measures set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our advertising and marketing efforts and assess operational efficiencies. We also discuss net cash provided by operating activities under the “Liquidity and Capital Resources” section below. Adjusted EBITDA is discussed below.

	Three Months Ended
	March 31, (unaudited)
	2025	2024
Net cash provided by (used in) operating activities – continuing operations	$1,744,783	$(335,786)

Loss from continuing operations	$(1,333,927)	$(1,005,009)
Loss from continuing operations as a percentage of total revenues	(24.2)%	(370.1)%
Net income (loss) from continuing operations	$808,530	$(254,315)
Net income (loss) from continuing operations as a percentage of total revenues	14.7%	(93.6)%
Net income (loss)	$808,530	(492,307)
Net income (loss) as a percentage of total revenue	14.7%	(181.3)%
Adjusted EBITDA	$(482,257)	$(497,297)
Adjusted EBITDA as percentage of total revenues	(8.7)%	(183.1)%

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net income (loss) adjusted to exclude interest (income) expense, net, other (income) expense, net, income tax (benefit) expense, depreciation and amortization expense, stock-based compensation expense and net loss from discontinued operations.

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

Limitations of Adjusted EBITDA

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA does not reflect, among other things: cash capital expenditures for assets underlying depreciation and amortization expense that may need to be replaced or for new capital expenditures; interest income, net; other expense, net; the potentially dilutive impact of stock-based compensation; the provision for income taxes; and net loss from discontinued operations. Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

	Three Months Ended
	March 31, (unaudited)
	2025	2024
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$808,530	$(254,315)
Net loss from discontinued operations	--	(237,992)
Interest income, net	(82,392)	(151,984)
Income tax expense, discontinued operations	--	480,810
Income tax benefit	(2,060,065)	(598,710)
Depreciation and amortization expense	684.041	205,583
Stock-based compensation expense	167,629	59,311
Adjusted EBITDA	$(482,257)	$(497,297)

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended
	March 31, (unaudited)
	2025	2024
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	44.7%	22.7%
Sales marketing and product development expense	13.9%	97.9%
General and administrative expense	53.2%	273.8%
Depreciation and amortization	12.4%	75.7%
Total costs and expenses	124.2%	470.1%
Loss from continuing operations	(24.2)%	(370.1)%
Interest income, net	1.5%	56.0%
Loss from continuing operations before income tax benefit	(22.7)%	(314.1)%
Income tax benefit	37.4%	220.5%
Net income (loss) from continuing operations	14.7%	(93.6)%
Loss from discontinued operations, net of income tax expense of $480,810	--	(87.7)%
Net income (loss)	14.7%	(181.3)%

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenue

Total revenue increased by 1931.9% to $5,518,038 for the three months ended March 31, 2025 from $271,572 for the three months ended March 31, 2024. This increase was driven by new revenue streams acquired in connection with the Acquisition and the fact that revenue for the prior year period did not include revenue from discontinued operations.

The following table sets forth our total revenue for the three months ended March 31, 2025 and the three months ended March 31, 2024, the increase between those periods, the percentage increase between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31, (unaudited)		$	%	March 31, (unaudited)
	2025	2024	Increase	Increase	2025	2024
Managed information technology	$3,558,833	--	3,558,833	--	64.5%	--
Procurement revenue	951,379	--	951,379	--	17.2%	--
Professional services revenue	726,607	--	726,607	--	13.2%	--
Subscription revenue	281,219	271,572	9,647	3.6%	5.1%	100.0%
Total revenues	$5,518,038	$271,572	$5,246,466	1931.9%	100.0%	100.0%

Our subscription revenue for the three months ended March 31, 2025 relates to the sales from our ManyCam software, which increased by $9,647, or 3.6%, as compared to the three months ended March 31, 2024. The increase in subscription revenue was primarily driven by an increase in new subscribers to our ManyCam software.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2025 increased by $5,575,384, or 436.7%, as compared to the three months ended March 31, 2024. The following table presents our costs and expenses for the three months ended March 31, 2025 and 2024, the increase between those periods and the percentage increase between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31, (unaudited)		$	%	March 31, (unaudited)
	2025	2024	Increase	Increase	2025	2024
Cost of revenue	$2,464,663	$61,636	$2,403,027	3898.7. %	44.7%	22.7%
Sales marketing and product development expense	765,364	265,789	499,575	188.0%	13.9%	97.9%
General and administrative expense	2,937,897	743,573	2,194,324	295.1%	53.2%	273.8%
Depreciation and amortization	684,041	205,583	478,458	232.7%	12.4%	75.7%
Total costs and expenses	$6,851,965	$1,276,581	$5,575,384	436.7%	124.2%	470.1%

Cost of revenue

Our cost of revenue for the three months ended March 31, 2025 increased by $2,403,027, or 3898.7%, as compared to the three months ended March 31, 2024. This increase was primarily due to an increase in the expenses related to the new revenue streams, including but not limited to, costs associated with procurement equipment and related costs of $796,895, managed services expenses of $468,047, subscriptions and licensing of $480,278, professional and consulting costs of $363,764, web hosting expense of $154,751 and rent related to our Data Centers of $122,935.

Sales marketing and product development expense

Our sales marketing and product development expense for the three months ended March 31, 2025 increased by $499,575, or 188.0%, as compared to the three months ended March 31, 2024. The increase in sales marketing and product development expense for the three months ended March 31, 2024 was primarily due to an increase in salary-related expenses of approximately $512,897 and commissions of $132,915 earned by the Company’s sales team to service and grow its customer base. In addition, consulting expenses totaled $112,917 related to marketing activities. As a result of the Transactions, headcount increased from zero in the prior year period to approximately 15 people in the current period, and with their associated salary and salary-related costs are included in sales marketing and product development expense for the three months ended March 31, 2025.

General and administrative expense

Our general and administrative expense for the three months ended March 31, 2025 increased by $2,194,324, or 295.1%, as compared to the three months ended March 31, 2025. The increase in general and administrative expenses for the three months ended March 31, 2025 was primarily due to legal and accounting expenses of $269,415 and $264,993, respectively. In addition, the Company incurred public company expenses of $87,698, rent expense of $103,460 in connection with our office and Data Centers, insurance costs of $200,185. Salary and salary related expenses totaled $1,530,551 for the three months ended March 31, 2025, plus $167,631 of non-cash share-based compensation. As a result of the Transactions, headcount increased from four individuals in the prior year period to approximately 41 individuals in the current period, and their associated salary and salary related costs are included in general and administrative expenses for the three months ended March 31, 2025. Of the total expenses described above, approximately $334,970 were one-time expenses related to the Transactions.

Non-Operating Income

The following table presents the components of non-operating income for the three months ended March 31, 2025 and the three months ended March 31, 2024, the decrease between those periods and the percentage decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31, (unaudited)		$	%	March 31, (unaudited)
	2025	2024	(Decrease)	(Decrease)	2025	2024
Interest income, net	$82,392	$151,984	$(69,592)	(45.8)%	1.5%	55.9%
Total non-operating income	$82,392	$151,984	$(69,592)	(45.8)%	1.5%	55.9%

Non-operating income for the three months ended March 30, 2025 was $82,392, a decrease of $69,592, or 45.8%, as compared to non-operating income of $151,984 for the three months ended March 31, 2024. The decrease was primarily a result of a decrease in the amount of principal the Company invested and at varying interest rates.

Income Taxes

Our provision for income taxes consists of federal, foreign and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the three months ended March 31, 2025, the Company recorded an income tax benefit of $2,060,065 primarily related to a partial release of its valuation allowance as the Acquisition of NTS created a source of future taxable income allowing for the recognition of certain deferred tax assets. For the three months ended March 31, 2024, the Company recorded an income tax benefit of $598,710, consisting primarily of federal, foreign, state and local taxes.

Liquidity and Capital Resources

	Three Months Ended March 31, (unaudited)
	2025	2024
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities – continuing operations	$1,744,783	$(335,786)
Net cash used in investing activities	(4,000,000)	--
Net cash provided by financing activities	1,350,000	--
Net decrease in cash and cash equivalents	$(905,217)	$(335,786)

Currently, our primary source of liquidity is cash on hand and cash available through the Facility. As of the date of this report, no amounts were outstanding under the Facility.

We believe that our cash and cash equivalents balance, our cash available through the Facility and our expected cash flows from operations will be sufficient to meet all of our financial obligations for one year from the date these financial statements are issued. As of March 31, 2025, we had $9,683,317 of cash and cash equivalents.

Our primary use of working capital is related to product development resources and investment in marketing initiatives to grow the business in order to maintain and create new services and features in applications for our clients and users. In the future, we may seek to grow our business by expending our capital resources to fund strategic acquisitions, investments and partnership opportunities.

Stock Repurchase Plan

On May 8, 2025, the Board approved the Stock Repurchase Plan for up to $400,000 of our outstanding common stock, which expires on the one-year anniversary of such date. We intend to utilize the Stock Repurchase Plan to minimize the dilutive impact of awards granted under our equity incentive plans and to repurchase shares opportunistically. Shares of common stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 plans. The Stock Repurchase Plan does not obligate us to repurchase any shares of common stock, and the Stock Repurchase Plan may be modified, suspended, extended or terminated at any time by our Board. The actual timing, number and value of shares repurchased will be determined by a committee of the Board at its discretion and will depend on a number of factors, including the market price of our common stock, general market and economic conditions, alternative investment opportunities and other corporate considerations. As of the date of this report, no shares of common stock had been repurchased pursuant to the Stock Repurchase Plan.

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

Operating Activities

Net cash provided by operating activities was $1,744,783 for the three months ended March 31, 2025, as compared to net cash used in operating activities of $335,786 for the three months ended March 31, 2024. The improvement in the amount of cash used in operations for the three months ended March 31, 2024 was primarily attributed to the change in the business activities of the Company following the Transactions compared to the three months ended March 31, 2024, specifically, the collection of accounts receivable (favorable by $0.2 million), the timing of payment of payables favorable by $0.7 million, as well as amounts collected by the Company during the first quarter following the Divestiture due to Meteor Mobile and paid subsequent to quarter end of $0.4 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was $4,000,000 and related to the cash consideration paid by the Company to Newtek in connection with the Acquisition. There was no cash used in or provided by investing activities for the three months ended March 31, 2024.

Financing Activities

Net cash provided by financing activities was $1,350,000 for the three months ended March 31, 2025. There was no cash used in or provided by financing activities for the three months ended March 31, 2024. This is attributed to the $1,350,000 received in connection with the Divestiture.

Contractual Obligations and Commitments

There have been no other material changes to our contractual obligations and commitments disclosed in the contractual obligations and commitments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Business Combinations

We apply the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity recognizes all of the identifiable assets acquired and liabilities assumed at their acquisition date fair values. We use our best estimates and assumptions to estimate the fair values of these tangible and intangible assets. Any excess of the purchase price over amounts allocated to the assets acquired is recorded as goodwill. The acquired intangible assets are amortized using the straight-line method over the estimated useful lives of the respective assets. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired.

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

Based on the evaluation as of March 31, 2025, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2025, on January 2, 2025, the Company completed the Acquisition. The Company is in the process of integrating its internal controls over financial reporting following the Acquisition. As a result of these integration activities, certain controls will be evaluated and may be changed.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the Form 10-K during the three months ended March 31, 2025. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended March 31, 2025 that were not previously reported on a Current Report on Form 8-K.

Issuer Purchases of Common Stock

During the three months ended March 31, 2025, the Company did not repurchase any shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K.

The following exhibits are included herein or incorporated herein by reference:

Exhibit
Number	Description

2.1#	Agreement and Plan of Merger, dated August 11, 2024, by and among Paltalk, Inc., PALT Merger Sub 1, Inc., PALT Merger Sub 2, LLC, Newtek Technology Solutions, Inc. and NewtekOne, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on August 12, 2024 by the Company with the SEC).
2.2#***	Asset Purchase Agreement, dated November 7, 2024, by and among Paltalk, Inc., Paltalk Holdings, Inc., Paltalk Software, Inc., Camshare, Inc., A.V.M. Software, Inc., Vumber, LLC, and Meteor Mobile Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on November 8, 2024 by the Company with the SEC).
3.1*	Certificate of Incorporation of Intelligent Protection Management Corp. (as amended through May 8, 2025).
3.2	Amended and Restated Bylaws of Intelligent Protection Management Corp. (as amended through January 2, 2025) (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Company filed on March 24, 2025 by the Company with the SEC).
3.3	Certificate of Designations of Series A Non-Voting Common Equivalent Stock of Intelligent Protection Management Corp. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of the Company filed on January 2, 2025 by the Company with the SEC).
10.1	Second Amended and Restated Executive Employment Agreement, dated January 2, 2025, by and between Intelligent Protection Management Corp. and Jason Katz (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on January 2, 2025 by the Company with the SEC).
10.2	Second Amended and Restated Executive Employment Agreement, dated January 2, 2025, by and between Intelligent Protection Management Corp. and Kara Jenny (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on January 2, 2025 by the Company with the SEC).
10.3	Executive Employment Agreement, dated January 2, 2025, by and between Intelligent Protection Management Corp. and Adam Zalko (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on January 2, 2025 by the Company with the SEC).
10.4	Executive Employment Agreement, dated January 2, 2025, by and between Intelligent Protection Management Corp. and Jared Mills (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company filed on January 2, 2025 by the Company with the SEC).
10.5	Registration Rights Agreement, dated January 2, 2025, by and between Intelligent Protection Management Corp. and NewtekOne, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 2, 2025 by the Company with the SEC).
10.6	Business Loan Agreement and Credit Agreement and Revolving Promissory Note, dated April 10, 2025, by and among Intelligent Protection Management Corp., Intelligent Protection LLC and Newtek Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 16, 2025 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Intelligent Protection Management Corp. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Intelligent Protection Management Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

***	Certain confidential information has been excluded pursuant to Item 601(b)(2)(ii) of Regulation S-K. Such excluded information is not material and is the type that Intelligent Protection Management Corp. treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Protection Management Corp.

Date: May 14, 2025	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Intelligent Protection Management Corp.

Date: May 14, 2025	By:	/s/ Kara Jenny
Kara Jenny
Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)