Form 10-Q
period 2025-06-30
INTELLIGENT PROTECTION MANAGEMENT CORP.
filed 2025-08-12
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2025
Common Stock, par value $0.001 per share	9,236,987 *

*	Excludes 751,497 shares of common stock that are held as treasury stock by Intelligent Protection Management Corp.

INTELLIGENT PROTECTION MANAGEMENT CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

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

ii

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,286,978	$10,588,534
Restricted cash	1,014,714	--
Accounts receivable, net of $269,850 allowance	2,405,772	--
Due from related party	864,879	--
Prepaid expense and other current assets	1,682,845	462,422
Operating lease right-of-use assets, net	--	74,490
Employee retention tax credit receivable, net	114,212	114,212
Assets held for sale – current	--	72,925
Total current assets	13,369,400	11,312,583

Property and equipment, net	790,680	--
Intangible assets, net	8,662,605	1,882,781
Goodwill	5,516,501	2,663,229
Operating lease right of use assets, net	1,483,724	--
Other assets	13,937	13,937
Total assets	$29,836,847	$15,872,530

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,340,097	$380,298
Accrued expenses and other current liabilities	1,059,940	509,759
Operating lease liabilities, current portion	768,060	74,490
Deferred revenue	3,856,401	555,039
Earnout liability	704,000	--
Liabilities held for sale - current	--	2,024,237
Total current liabilities	8,728,498	3,543,823
Operating lease liabilities, non-current portion	710,911	--
Deferred tax liability	506,683	429,045
Total liabilities	9,946,092	3,972,868
Commitments and contingencies (Note 12)
Stockholders’ equity:
Series A Preferred Stock, $0.001 par value, 9,000,000 authorized, 4,000,000 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4,000	--
Common stock, $0.001 par value, 25,000,000 shares authorized, 9,878,950 shares issued and 9,132,387 and 9,236,987 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	9,879	9,879
Treasury stock, at cost, 746,563 and 641,963 shares repurchased as of June 30, 2025 and December 31, 2024, respectively	(1,412,135)	(1,199,337)
Additional paid-in capital	44,841,286	36,399,897
Accumulated deficit	(23,552,275)	(23,310,777)
Total stockholders’ equity	19,890,755	11,899,662
Total liabilities and stockholders’ equity	$29,836,847	$15,872,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Managed information technology, includes $1,827,817 and $3,516,400 of related party revenue for the three and six months, respectively	$3,506,754	$--	$7,065,587	$--
Procurement revenue, includes $23,361 and $77,881 of related party revenue for the three and six months, respectively	1,248,401	--	2,199,780	--
Professional services revenue, includes $56,396 and $108,246 of related party revenue for the three and six months, respectively	688,815	--	1,415,422	--
Subscription revenue	278,629	271,409	559,848	542,981
Total revenue	5,722,599	271,409	11,240,637	542,981
Costs and expenses, exclusive of depreciation and amortization shown separately below
Costs of revenue	2,857,449	73,037	5,322,112	134,673
Sales, marketing and product development expense	839,397	257,398	1,604,761	523,187
General and administrative expense	2,481,801	786,442	5,419,698	1,530,015
Depreciation and amortization	673,651	205,583	1,357,692	411,166
Total costs and expenses	6,852,298	1,322,460	13,704,263	2,599,041
Operating loss from continuing operations	(1,129,699)	(1,051,051)	(2,463,626)	(2,056,060)
Interest income, net	87,928	144,231	170,320	296,215
Other income, net	63,750	146,269	63,750	146,269
Loss from continuing operations before income tax benefit	(978,021)	(760,551)	(2,229,556)	(1,613,576)
Income tax (expense) benefit	(72,007)	(532,502)	1,988,058	66,208
Net loss from continuing operations	(1,050,028)	(1,293,053)	(241,498)	(1,547,368)
Income from discontinued operations, net of income tax benefit of $481,911 and $1,101 for the three and six months ended June 30, 2024	--	358,902	--	120,910
Net loss	$(1,050,028)	$(934,151)	$(241,498)	$(1,426,458)

Net income (loss) per share of common stock:
Basic – continuing operations	(0.08)	(0.14)	(0.02)	$(0.17)
Diluted – continuing operations	(0.08)	(0.14)	(0.02)	$(0.17)

Basic – discontinued operations	--	0.04	--	$0.02
Diluted – discontinued operations	--	0.04	--	$0.02

Basic	(0.08)	(0.10)	(0.02)	$(0.15)
Diluted	(0.08)	(0.10)	(0.02)	$(0.15)

Weighted average number of shares of Series A Preferred Stock used in calculating net loss per share of Series A Preferred Stock, basic and diluted	4,000,000	--	3,977,901	--
Weighted average number of shares of Common Stock used in calculating net loss per share of Common Stock, basic and diluted	9,201,658	--	9,219,225	--
Basic and diluted net loss per share of Series A Preferred Stock, basic and diluted	$(0.08)	--	$(0.02)	--
Basic and diluted net loss per share of Common Stock, basic and diluted	$(0.08)	--	$(0.02)	--

Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic	13,201,658	9,222,157	13,197,125	9,222,157
Diluted	13,201,658	9,222,157	13,197,125	9,222,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Series A Preferred Stock	Series A Preferred Stock Amount	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	-	$-	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,208,728	$(14,884,568)	$20,134,687
Stock-based compensation expense	-	-	-	-	-	-	59,311	-	59,311
Net loss	-	-	-	-	-	-	-	(492,307)	(492,307)
Balance at March 31, 2024	-	-	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,268,039	$(15,376,875)	$19,701,691
Stock-based compensation expense	-	-	-	-	-	-	32,250	-	32,250
Net loss	-	-	-	-	-	-	-	(934,151)	(934,151)
Balance at June 30, 2024	-	-	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,300,289	$(16,311,026)	$18,799,790
Balance at December 31, 2024	-	$-	9,878,950	$9,879	(641,963)	$(1,199,337)	$36,399,897	$(23,310,777)	$11,899,662
Stock-based compensation expense	-	-	-	-	-	-	167,629	-	167,629
Issuance of Series A Preferred Stock	4,000,000	4,000	-	-	-	-	8,196,000	-	8,200,000
Net income	-	-	-	-	-	-	-	808,530	808,530
Balance at March 31, 2025	4,000,000	$4,000	9,878,950	$9,879	(641,963)	$(1,199,337)	$44,763,526	$(22,502,247)	$21,075,821
Stock-based compensation expense							77,760		77,760
Repurchases of common stock	--	--	-	-	(104,600)	(212,798)		-	(212,798)
Net loss	-	-	-	-	-	-	-	(1,050,028)	(1,050,028)
Balance at June 30, 2025	4,000,000	$4,000	9,878,950	$9,879	(746,563)	$(1,412,135)	$44,841,286	$(23,552,275)	$19,890,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(241,498)	$(1,426,458)
Net (income) from discontinued operations	—	(120,910)
Net loss from continuing operations	$(241,498)	$(1,547,368)

Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Amortization of intangible assets	1,130,176	411,166
Amortization of operating lease right-of-use assets	415,661	39,383
Depreciation of property and equipment	227,515
Deferred tax liability	—	(66,208)
Income tax benefit	(1,971,762)	(4,200)
Stock-based compensation	245,389	91,561
Allowance for credit losses	3,436	—

Changes in operating assets and liabilities, net of acquired assets and disposition:
Accounts receivable	1,199,060	—
Operating lease liabilities	(420,414)	(39,383)
Prepaid expense and other current assets	(1,650,494)	494,202
Accounts payable, accrued expenses and other current liabilities	2,067,674	531,849
Deferred revenue	(148,638)	(14,212)
Net cash provided by (used in) operating activities – continuing operations	856,105	(103,210)

Net cash used in operating activities –discontinued operations	—	(668,835)
Net cash provided by (used in) operating activities	856,105	(772,045)
Cash flows from investing activities:
Cash paid for acquisition of NTS	(4,000,000)	—
Purchases of fixed assets	(280,149)
Net cash used in investing activities	(4,280,149)	—
Cash flows from financing activities:
Proceeds from sale of Transferred Assets	1,350,000	—
Purchase of treasury stock	(212,798)	—
Net cash provided by financing activities	1,137,202	—
Net decrease in cash and cash equivalents	(2,286,842)	(772,045)
Balance of cash and cash equivalents at beginning of period	10,588,534	13,568,049
Balance of cash and cash equivalents at end of period, including restricted cash of $1,014,714 at June 30, 2025	$8,301,692	$12,796,004
Supplemental non-cash disclosure:
Non-cash portion of consideration for acquisition of NTS (Series A Preferred Stock issuance)	$8,200,000	—

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

Prior to the completion of the Transactions the Company operated a network of consumer applications. The Company’s product portfolio included “Paltalk”, “Camfrog” and “Tinychat”, which together hosted a large collection of video-based communities. The Company’s other products included “Vumber”. Following the Transactions, the Company continues to support its ManyCam software, which is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools.

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

The aggregate consideration delivered by the Company to Newtek at the Acquisition Closing consisted of (i) $4,000,000 in cash (as adjusted pursuant to the Acquisition Agreement, the “Acquisition Closing Cash Consideration”) and (ii) 4,000,000 shares of the Company’s Series A Non-Voting Common Equivalent Stock (the “Series A Preferred Stock” and such shares issued at the Acquisition Closing, the “Acquisition Closing Stock Consideration” and together with the Acquisition Closing Cash Consideration, the “Acquisition Closing Consideration”). The Series A Preferred Stock will automatically convert into one share of the Company’s common stock, par value $0.001 per share (subject to certain customary anti-dilution adjustments), upon the occurrence of certain qualifying transfers by Newtek to third parties. In addition to the Acquisition Closing Consideration, Newtek is entitled to earn-out payments under certain circumstances. For more information, see the Note 3, “Acquisition” below. In connection with the Acquisition, the Company incurred professional fees of $0.3 million for the six months ended June 30, 2025 and $1.8 million for the year ended December 31, 2024. These amounts are included in general and administrative expenses.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Discontinued Operations

During the year ended December 31, 2024, the Transferred Assets met the criteria for classification as assets held for sale and discontinued operations as the Company received stockholder approval of the sale of its Transferred Assets at its special meeting of stockholders held on December 30, 2024. As such, assets and liabilities related to the Transferred Assets are presented as held for sale/discontinued operations on the consolidated balance sheet as of December 31, 2024 and the results of operations are presented as discontinued operations on the consolidated statement of operations for the three and six months ended June 30, 2024. On January 2, 2025, the Company completed the Divestiture as described above.

Employee Retention Tax Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act, the Company was eligible for a refundable employee retention tax credit (the “ERTC”) subject to certain criteria. During the year ended December 31, 2023, the Company applied for the ERTC and recorded a receivable in the amount of $343,045, net of related costs. As of June 30, 2025 and December 31, 2024, the remaining balance due to the Company was $114,212, which was included on the condensed consolidated balance sheet as a receivable.

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

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheets and statements of operations, cash flows and changes in stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the three and six months ended June 30, 2025 are not necessarily indicative of results for the year ending December 31, 2025, or for any other period.

2. Summary of Significant Accounting Policies

During the three and six months ended June 30, 2025, there were no significant changes made to the Company’s significant accounting policies.

For a detailed discussion about the Company’s significant accounting policies, see the Form 10-K.

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of ASU 2023-09 on our annual income tax disclosures. We expect the standard will expand the disclosures provided in our annual financial statements, particularly in the rate reconciliation and cash taxes paid sections, but do not anticipate that adoption will have a material effect on our consolidated results of operations, financial position, or cash flows. We plan to adopt ASU 2023-09 for the annual period ending December 31, 2025.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The Company maintains a certificate of deposit to satisfy the depository requirement in the Loan Agreements (as defined and discussed in Note 13). The Company maintains cash in bank accounts which, at times, may exceed federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these banks. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include impairments and fair value estimates for assets acquired in business combinations and assessment of useful lives of acquired intangible assets. The Acquisition related fair values and estimates were based on a number of factors, including a valuation by an independent third party.  The Company also uses a Black Scholes model for estimates in calculating share-based compensation.

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

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Subscription Revenue

The Company also generates subscription revenue from monthly premium subscription services from sales of its ManyCam software. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the three and six months ended June 30, 2025 and 2024, subscriptions were offered in durations of twelve-month and twenty four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as “deferred revenue” in the accompanying condensed consolidated balance sheets.

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

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit

As of June 30, 2025, two of the Company’s customers had accounts receivable balances more than 10% of the total accounts receivable balance. The two customers represented 28% and 42%, of the June 30, 2025 total accounts receivable balance, respectively. For the three and six months ended June 30, 2025, Newtek, a related party, and its affiliates represented 33% and 33% of total revenue.

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

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

After the closing of the Acquisition, and in the normal course of business, certain amounts were due to the Company by Newtek and its affiliates. For the three and six months ended June 30, 2025, sales to Newtek and its affiliates totaled $1,907,574 and $3,702,527 respectively. Included in accounts receivable at June 30, 2025 was $28,145 due from Newtek and its affiliates.

In connection with the Acquisition, the Company entered into a referral arrangement with Newtek pursuant to which Newtek will refer potential clients to the Company for a fee. The referral arrangement with Newtek is terminable by either the Company or Newtek at any time. The Company paid Newtek and its affiliates $79,521 and $155,704 for the three and six months ended June 30, 2025, respectively, in connection with these agreements.

Supplemental Pro Forma Information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and six months ended June 30, 2024 as if the Acquisition had occurred as of January 1, 2024 and gives effect to transactions that are directly attributable to the Acquisition. These amounts are based on financial information of NTS and are not necessarily indicative of what the Company’s operating results would have been had the Acquisition taken place on the date presented, nor is it indicative of the Company’s future operating results. As the Acquisition occurred on January 2, 2025, the Company’s results of operations for the three and six months ended June 30, 2025 include those results attributable to the acquired operations of NTS.

	For the Three Months Ended	For the Six Months Ended
	June 30, 2024
Total Revenue	$6,312,058	$13,621,395
Net Income from Continuing Operations	$(195,031)	$(113,851)

The pro forma adjustments for the periods presented include additional amortization expense related to the fair value of the acquired intangible assets as if such assets were acquired on January 1, 2024.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Property and Equipment, net

Property and equipment consisted of the following for the periods presented:

	For the Six Months Ended June 30, 2025 (unaudited)	For the Year Ended December 31, 2024
Computer equipment	$169,121	$--
Software	590,613	--
Datacenter software	330,528	--
Servers	66,838	--
Total property and equipment	1,157,100	--
Less: Accumulated depreciation	(366,420)	--
Total property and equipment, net	$790,680	$--

Depreciation expense for the three and six months ended June 30, 2025 was $121,539 and $227,515, respectively.

The Company only holds property and equipment in the United States.

5. Intangible Assets, Net

Intangible assets, net consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025 (unaudited)*			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$50,000	$(40,000)	$10,000	$50,000	$(38,750)	$11,250
Trade names, trademarks product names, URLs	2,664,425	(361,343)	2,303,082	1,022,425	(726,028)	296,397
Internally developed software	2,190,006	(957,695)	1,232,311	4,180,005	(2,791,266)	1,388,739
Subscriber/customer relationships	6,549,101	(1,650,889)	4,898,212	3,553,102	(3,366,707)	186,395
Order Backlog	438,000	(219,000)	219,000	--	--	--
Total intangible assets	$11,891,532	$(3,228,927)	$8,662,605	$8,805,532	$(6,922,751)	$1,882,781

*	Amounts at June 30, 2025 reflect the Company’s intangible assets following the Acquisition and Divestiture.

Amortization expense for the three and six months ended June 30, 2025 was $552,111, and $1,130,176, respectively, as compared to $205,583 and $411,166, respectively, for the three and six months ended June 30, 2024. The aggregate amortization expense for each of the next five years and thereafter is estimated to be $943,781 in 2025, $1,449,562 in 2026, 2027 and 2028, $1,235,295 in 2029 and $2,134,843 thereafter.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As discussed above, during the year ended December 31, 2024, the Transferred Assets met the criteria for classification as assets held for sale and discontinued operations as the Company received stockholder approval of the sale of its Transferred Assets at its special meeting of stockholders held on December 30, 2024. Accordingly, the assets and liabilities related to the Transferred Assets are presented as discontinued operations as of December 31, 2024 and for the three and six months ended June 30, 2024. There were no remaining assets and liabilities related to the Divestiture as of June 30, 2025 and no results of operations for the three and six months ended June 30, 2025. The $3.8 million impairment loss associated with the Divestiture was recognized in the fourth quarter of 2024.

In the normal course of business, certain amounts were due to Meteor Mobile by the Company. These amounts are included in “other accrued liabilities” on the consolidated balance sheet at June 30, 2025 in the amount of $371,852.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the operating results of the Transferred Assets for the periods indicated:

	Three Months Ended June 30, 2024 (unaudited)	Six Months Ended June 30, 2024 (unaudited)
Revenue
Subscription revenue	$1,861,491	$4,072,901
Advertising revenue	91,725	206,473
Total Revenue	1,953,216	4,279,374

Costs and expenses
Cost of revenue	737,456	1,494,895
Sales, marketing and product development expense	1,147,339	2,283,845
General and administrative expense	191,430	380,825

Total Costs and Expenses	2,076,225	4,159,565

(Loss) Income from discontinued operations	(123,009)	119,809
Income tax provision (expense)	481,911	1,101
Net income from discontinued operations	$358,902	$120,910

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

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	June 30,	December 31,
	2025	2024
	(unaudited)
Commissions, compensation, benefits and payroll taxes	$51,246	$151,500
Sales taxes	115,135	--
Amounts due to Meteor Mobile	371,852	--
Other accrued expenses	521,707	358,259
Total accrued expenses and other current liabilities	$1,059,940	$509,759

8. Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three and six months ended June 30, 2025, the Company recorded an income tax provision of $72,007, and an income tax benefit of $1,988,058, respectively which included a discrete tax benefit of $1,665,189 recorded during the three month period ended March 31, 2025 which primarily related to a partial reversal of its valuation allowance as the Acquisition created a source of future taxable income allowing for the recognition of certain deferred tax assets. The effective tax rate for the six months ended June 30, 2025 was 89.2% which differs from the statutory rate of 21% primarily related to a reduction in the Company’s valuation allowance. The Company continues to conclude that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis and maintains a full valuation allowance against such deferred tax assets.

For the three and six months ended June 30, 2024, the Company recorded an income tax benefit of $66,208 and income tax provision of $532,502, respectively. The effective tax rate for the six months ended June 30, 2024 was (70.0)%, which differs from the statutory rate of 21% as a result in the changes in the U.S. valuation allowance and a mix of earnings between the United States and Canada. The Company concluded that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis and maintains a full valuation allowance against such deferred tax assets.

9. Stockholders’ Equity

Intelligent Protection Management Corp. 2025 Long-Term Incentive Plan

On May 8, 2025, at the Company’s 2025 annual meeting of stockholders (the “Annual Meeting”), the Company’s stockholders approved the Intelligent Protection Management Corp. 2025 Long-Term Incentive Plan (the “2025 LTIP”). As a result, the 2025 LTIP became effective on May 8, 2025. Concurrently with the adoption of the 2025 LTIP, the 2016 Plan (defined below) was terminated as to future awards. The 2025 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock, other consideration, or any combination thereof. Subject to certain adjustments, the maximum aggregate number of shares of common stock that may be delivered pursuant to awards under the 2025 Plan is 1,200,000 shares, plus any Prior Plan Awards (as defined in the 2025 LTIP).

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Intelligent Protection Management Corp. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. As of June 30, 2025, a total of 22,480 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The Intelligent Protection Management Corp. 2016 Long-Term Incentive Plan (the “2016 Plan”) was terminated as to future awards on May 8, 2025. As of June 30, 2025, a total of 643,609 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2016 Plan; however, no additional awards may be granted under such plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the six months ended June 30, 2025:

Expected volatility	124 – 146%
Expected life of option (in years)	5.1 – 6.2
Risk free interest rate	4.4%
Expected dividend yield	0.0%

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

The following table summarizes stock option activity during the six months ended June 30, 2025:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2025	618,898	$3.04
Granted during the period	275,000	1.98
Cancelled/Forfeited, during the period	(81,982)	4.17
Expired, during the period	(116,104)	3.42
Outstanding at June 30, 2025	695,812	$2.42
Exercisable at June 30, 2025	507,437	$2.58

At June 30, 2025, there was $252,991 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.5 years.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 30, 2025, the aggregate intrinsic value of stock options that were outstanding and exercisable was $30,270 and $29,070, respectively. On June 30, 2024, the aggregate intrinsic value of stock options that were outstanding and exercisable was $423,850 and $259,295, respectively. The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the six months ended June 30, 2025, the Company granted stock options to members of the Board of Directors (the “Board”) to purchase an aggregate of 100,000 shares of common stock at a weighted average exercise price of $1.94 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2025 and have a term of ten years. During the six months ended June 30, 2025, the Company also granted options to employees to purchase an aggregate of 175,000 shares of common stock. These options vest in various tranches, ranging from equally over four years to fifty percent at grant date with the remaining balance vesting during the third quarter of fiscal 2025. The options have a term of ten years and have an exercise price of $2.01. The aggregate fair value for the options granted during the six months ended June 30, 2025 and 2024 was $545,550 and $72,240, respectively.

Stock-based compensation expense for the Company’s stock options for the three and six months ended June 30, 2025 totaled $77,760 and $ 245,389, respectfully. Stock-based compensation expense for the Company’s stock options for the three and six months ended June 30, 2024, totaled $32,250 and $91,561, respectively. The stock-based compensation expense is included in “general and administrative expenses” in the condensed consolidated statements of operations.

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

Stock Repurchase Plan

On May 8, 2025, the Board approved a stock repurchase plan for up to $400,000 of the Company’s outstanding common stock (the “Stock Repurchase Plan”), which expires on the one-year anniversary of such date. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the Stock Repurchase Plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased will be determined by a committee of the Board at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, alternative investment opportunities and other corporate considerations. As of June 30, 2025 104,600 shares of common stock had been repurchased by the Company pursuant to the Stock Repurchase Plan at an average price of $2.03 per share, or an aggregate of $212,798.

Charter Amendment

On May 8, 2025, at the Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation, as amended, to increase the Company’s shares of authorized common stock from 25,000,000 to 50,000,000. The amendment was filed with the Secretary of State of the State of Delaware on May 8, 2025.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Treasury Shares

As of June 30, 2025 and December 31, 2024, the Company had 746,563 and 641,963 shares of its common stock, respectively, classified as treasury shares on the Company’s consolidated balance sheets.

10. Net Income (Loss) Per Share

Basic earnings and net (loss) income per share are computed by dividing the net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. The Company applies the multiple-class method in calculating earnings per share. Earnings and losses are shared pro-rata between the multiple classes of shares. For 2025, the Company had two classes of stock, Series A Preferred Stock and common stock, that the calculations for weighted-average number of shares and earnings per share by class were based on. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted loss per share. For the three months ended June 30, 2025 and 2024, 845,136 and 763,736 of shares issuable upon the exercise of outstanding stock options, respectively, were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.

The following table summarizes the net loss per share calculation for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, (unaudited)		June 30, (unaudited)
	2025	2024	2025	2024
Net loss from continuing operations	$(1,050,028)	$(1,293,053)	$(241,498)	(1,547,368)
Net income from discontinued operations	$--	$358,902	$--	120,910
Net loss – basic and diluted	$(1,050,028)	$(934,151)	$(241,498)	(1,426,458)
Weighted average shares outstanding – basic and diluted	13,201,658	9,222,157	13,197,125	9,222,157

Per share data:
Basic and diluted from continuing operations	$(0.08)	$(0.14)	$(0.02)	$(0.17)
Basic and diluted from discontinued operations	--	$0.04	--	$0.02
Basic and diluted from operations	$(0.08)	$(0.10)	$(0.02)	$(0.15)

	Three Months Ended
	June 30, 2025 (unaudited)
	Series A Preferred Stock	Common Stock
Allocation of net loss	$(318,150)	$(731,878)
Weighted average shares outstanding – basic and diluted	4,000,000	9,201,658
Net loss per share – basic and diluted	$(0.08)	(0.08)

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended
	June 30, 2025 (unaudited)
	Series A Preferred Stock	Common Stock
Allocation of net loss	$(72,793)	$(168,705)
Weighted average shares outstanding – basic and diluted	3,977,901	9,219,225
Net loss per share – basic and diluted	$(0.02)	(0.02)

11. Leases

On April 9, 2021, the Company entered into a lease extension agreement with Jericho Executive Center LLC (“JEC”) for its office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on December 1, 2021. On May 28, 2024, the Company entered into an additional lease extension agreement with JEC, which extends the lease period by two years to November 30, 2026. Beginning on December 1, 2024, the monthly rent totaled $6,850 per month. The new extension gives the Company an option to terminate the second year in July 2025. The Company’s monthly office rent payments under the lease are currently approximately $7,081 per month. As of June 30, 2025, the Company had no long-term leases that were classified as financing leases and did not have additional operating or financing leases that had not yet commenced.

In connection with the Acquisition, as described in Note 3, the Company assumed an operating lease with IO New Jersey One, LLC (“Iron Mountain”) for a data center that includes office space and equipment located at 3003 Woodbridge Avenue, Edison, New Jersey. The lease with Iron Mountain expires on April 30, 2026, and will automatically renew thereafter for additional terms of one year each, unless either party provides the other party with written notice that it will not renew the lease within ninety days of the current term. The renewal options have not been included in the Company’s operating lease right-of-use asset and liability, as the Company is not reasonably certain to exercise such options as of June 30, 2025. The Company’s monthly rent payments under the lease are currently $17,767 per month.

In connection with the Acquisition, the Company also assumed an operating lease with Aligned Data Centers (Phoenix) PropCo, LLC (“ADC”) for a data center that includes office and storage space located at 2500 W. Union Hills Drive, Phoenix Arizona. As of the Closing Date, the lease with ADC was set to expire on August 30, 2025, subject to automatically one-year renewals thereafter, unless either party provided a notice of non-renewal within six months of the current term. Since the Company was not reasonably certain to exercise such options, and the remaining lease term did not extend beyond twelve months of the Closing Date, the Company applied the short-term measurement and recognition exemption in ASC Topic 842, Leases as of January 2, 2025. On January 24, 2025, the Company entered into a lease extension agreement with ADC, which extends the lease period by two years to August 30, 2027. Since the lease extension agreement resulted in a lease term greater than twelve months, the Company recorded an operating lease right-of-use asset and liability on January 24, 2025, which includes the remaining lease term of approximately seven months and two-year extension term. The lease extension agreement modified the automatic renewal term from one year to two years, which has not been included in the Company’s operating lease right-of-use asset and liability, as the Company is not reasonably certain exercise such options as of June 30, 2025. The Company’s monthly rent payments under the lease are currently $53,853 per month.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2025, the Company had no long-term leases that were classified as financing leases and did not have additional operating or financing leases that had not yet commenced.

As of June 30, 2025, the Company had operating lease liabilities of approximately $1,478,971 (of which $768,060 is classified as short-term liabilities and $710,911 is classified as long-term liabilities) and operating lease right-of-use assets of approximately $1,483,724, all of which are included in the accompanying condensed consolidated balance sheets.

Total rent expense for the three and six months ended June 30, 2025 was $226,833 and $453,666 respectively, of which $8,350 and $9,850, respectively, was sublease income. Total rent expense for the three and six months ended June 30, 2024 was $21,432, and $40,829, respectively, of which $1,500 and $3,000, respectively, was sublease income. Rent expense is recorded under general and administrative expense in the consolidated statements of operations.

The following table summarizes the Company’s operating leases for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Total Leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$227,128	$20,961	$455,679	$41,802

	At June 30, 2025	At December 31, 2024
Weighted average assumptions:
Remaining lease term	1.94	0.9
Discount rate	4.7%	2.3%

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2025, future minimum payments under non-cancelable operating leases were as follows:

For the year ended December 31,:	Amount
2025	$436,384
2026	713,920
2027	392,347

Total	1,542,651
Less: present value adjustment	(63,680)
Present value of minimum lease payments	$1,478,971
Current liability	$768,060
Long term liability	$710,911

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

Legal Proceedings

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of June 30, 2025.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Credit Agreement and Revolving Promissory Note

On April 10, 2025, the Company, Intelligent Protection LLC, a wholly owned subsidiary of the Company (“IPM LLC” and, together with the Company, the “Borrowers”), and Newtek Bank, National Association (“Newtek Bank”), a subsidiary of Newtek, entered into that certain business loan agreement and that certain credit agreement and revolving promissory note (together, the “Loan Agreements”), which provide for a secured revolving line of credit to the Borrowers in the maximum amount of $1,000,000 on the terms and conditions set forth in the Loan Agreements (the “Facility”). The obligations of the Borrowers under the Loan Agreements are secured by substantially all of the assets of the Borrowers. The Company has included in restricted cash a certificate of deposit in the amount of $1,014,714 to collateralize this line of credit.

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

14. Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2025 and 2024, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2025 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2024, all amounts herein are unaudited.

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

Professional Services

Our professional services include the design and implementation of a wide range of IT products and services, such as cybersecurity, software planning, IT infrastructure, data center design and configuration, designing and implementing on-premise, hybrid or cloud computing solutions, website development, developing or integrating systems and software and IT cost management.

Procurement Services

We offer two types of procurement services to our customers. We can either: (i) obtain software and hardware products on behalf of our customers, in which case our vendors drop ship the products to our end customer, or (ii) obtain hardware or software on behalf of our end customers and perform additional configuration and/or add additional inputs to the products before the products are shipped to our customer. In the instance where we sell hardware and software products as a solution bundled with services, we typically obtain the products or software from our vendors, add the additional inputs/configuration as detailed in the customer contract, and then ship the products to the end customer.

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

Stock Repurchase Plan

On May 8, 2025, our Board of Directors (the “Board”) approved a stock repurchase plan for up to $400,000 of our outstanding common stock (the “Stock Repurchase Plan”), which expires on the one-year anniversary of such date. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the Stock Repurchase Plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased will be determined by a committee of the Board at its discretion and will depend on a number of factors, including the market price of our common stock, general market and economic conditions, alternative investment opportunities and other corporate considerations.

Second Quarter 2025 Operational Highlights

Operational highlights during the three and six months ended June 30, 2025:

●	selected by Hewlett Packard Enterprise to be an accredited partner for its HPE Private Cloud AI solution.

●	announced the initiation of a collaboration with IT Ally, a trusted business and technology services provider focused on lower middle-market private equity firms and their portfolio companies;

●	began offering Aura to our customers, a leading AI-powered online safety solution for individuals and families, to help minimize the impact of data breaches, scams, and other online threats on consumers;

●	for the three months ended June 30, 2025 revenue totaled $5.7 million compared to $0.3 million for the prior year period, as the prior year revenue represented subscriptions sales from ManyCam software, our continuing operations and did not include revenue from discontinued operations. Revenue from subscription sales decreased by approximately 0.9% from the prior quarter;

●	for the six months ended June 30, 2025 revenue totaled $11.2 million compared to $0.6 million for the prior year period;

●	operating loss from continuing operations for the three months ended June 30, 2025 was $1.1 million and included $0.8 million of non-cash expense, consisting of amortization and depreciation of $0.7 million ($0.4 million of which represented amortization on newly acquired intangible assets), as well as $0.1 million of non-cash share based compensation, compared to a operating loss from continuing operations of $1.1 million for the three months ended June 30, 2024, which included subscriptions sales from ManyCam software as well as all of our general and administrative expenses, which included all professional fees and public company expenses;

●	operating loss from continuing operations for the six months ended June 30, 2025 was $2.5 million and included $1.6 million of non-cash expense, consisting of amortization and depreciation of $1.4 million ($0.8 million of which represented amortization on newly acquired intangible assets), as well as $0.3 million of non-cash share based compensation, compared to a net loss from continuing operations of $2.1 million for the three months ended June 30, 2024, which included subscriptions sales from ManyCam software as well as all of our general and administrative expenses, which included all professional fees and public company expenses;

●	net loss for the three months ended June 30, 2025 totaled $1.1 million compared to a net loss of $0.9 million for the three months ended June 30, 2024. Net loss for the six months ended June 30, 2025 totaled $0.2 million compared to a net loss of $1.4 million for the six months ended June 30, 2024; the reduction in net loss was attributed to us recording an income tax benefit during the first quarter of 2025 of approximately $2.1 million in connection with the Transactions;

●	Adjusted EBITDA for the three months ended June 30, 2025 was negative $0.4 million compared to negative $0.9 million for the three months ended June 30, 2024; while Adjusted EBITDA for the six months ended June 30, 2025 was negative $0.9 million compared to negative $1.4 million for the six months ended June 30, 2024;

●	we had cash provided by operations of $0.9 million for the six months ended June 30, 2025; and

●	at June 30, 2025 we had $8.3 million of cash and cash equivalents including $1.0 million of restricted cash, on our balance sheet and no long-term debt.

Second Half 2025 Business Objectives

For the near term, our business objectives include:

●	continuing the integration of our comprehensive range of IT-related solutions as well as introducing new partners;

●	incorporating ManyCam as an offering for our new customers and seeking to optimize our cross-selling efforts with our other technology solutions;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other assets or entities that are synergistic to our businesses; and

●	continuing to defend our intellectual property.

Sources of Revenue

Our main sources of revenue are described below. As a result of the variability of contract and service type, some of the revenue we report in each period is deferred revenue from contracts we entered into during previous periods. This may make it difficult for us to quickly increase revenue through the entry into new contracts in any period, and a decline in new or renewed contracts in any one quarter will negatively affect our revenue in future quarters. As a result, revenue generated in prior quarters may not provide a reliable indication of future results.

Managed IT Security Services

Customers pay for our managed IT security services on a subscription or contract-based model. Customers typically pay a recurring fee, which is generally based on service level agreements that define the specific services and performance metrics. The unearned portion of managed IT security services revenue is presented as deferred revenue in our consolidated balance sheets.

Professional Services

Customers are invoiced for our professional services either based on a time and materials basis or on a straight-line basis for all fixed fee arrangements. The unearned portion of professional services revenue is presented as deferred revenue in our consolidated balance sheets. We are the principal in these transactions, as we control the specified good or service before it is transferred to the customer. Additionally, we are primarily responsible for fulfillment of the order and have pricing discretion. As a result, we recognize revenue from our professional services revenue on a gross basis.

Procurement Services

Our procurement services include either (i) obtaining software and hardware products on behalf of our customers, in which case our vendors drop ship the products to our end customer, or (ii) obtaining hardware or software on behalf of our customers and performing additional configuration and/or add additional inputs to the products before the products are shipped to our customer. For both types of procurement services, each customer has their own negotiated contract and payment terms. If a customer orders both hardware and additional configurations to those laptops, typically these will both be covered under separate contracts. The services provided are considered distinct, as the additional configurations are not required for the hardware purchased to operate effectively. Customers are invoiced, and revenue is recognized, when the purchased hardware is shipped, as control transfers to the customer free on board (“FOB”) shipping point. We are an agent in these transactions because we (i) do not obtain control over the product as products are drop shipped from their vendors directly to the customer; (ii) have no inventory risk and (iii) have general pricing discretion in our transactions with customers. Our pricing discretion is limited by the going market rate of our services offered by other providers. Based on this assessment, we recognize revenue from procurement services on a net basis.

Additionally, certain procurement contracts with customers include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Secure Private Cloud Hosting

Our secure private cloud offerings include a digital infrastructure which consists of servers that are dedicated to a single customer. We offer secure private cloud offerings on-premise through our Data Centers as well as off-premise. Our secure private cloud offerings typically are one performance obligation where we are providing the cloud storage to the customer and customers pay a monthly fixed fee for the service.

When a cloud-based service includes both on-premise software licenses and cloud services, judgment is required to determine whether the software license is considered distinct and, therefore, accounted for separately, or not distinct and, therefore, accounted for together with the cloud service and recognized over time. Certain cloud services depend on a significant level of integration, interdependency, and interrelation between the desktop applications and cloud services, and are accounted for together as one performance obligation. Revenue from such cloud services is recognized ratably over the period in which the cloud services are provided. The unearned portion of revenue from cloud services is presented as deferred revenue in our consolidated balance sheets.

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

Subscription Revenue

We also generate subscription revenue from monthly premium subscription services for our ManyCam software. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the three and six months ended June 30, 2025 and 2024, subscriptions were offered in durations of twelve-month and twenty four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets.

Strategy

Our strategic vision is to be the premier provider of secure, reliable, and customer-focused IT solutions. We are committed to delivering scalable and compliant infrastructure through advanced cloud hosting, managed services, cybersecurity, and disaster recovery offerings. By prioritizing security at every layer of our technology stack, we safeguard our clients’ data and operations against evolving threats. Our emphasis on reliability ensures consistent performance and uptime, enabling businesses to operate with confidence and continuity. Above all, we strive to exceed expectations through exceptional customer service, building lasting partnerships and delivering strategic value that empowers our clients to thrive in a dynamic digital landscape.

Customer acquisition remains a key focus to growth, and we are actively investing in sales and marketing to expand our footprint across strategic verticals. In addition, we are exploring targeted M&A opportunities that complement our core capabilities and accelerate our market reach. As part of our innovation roadmap, we are also evaluating ways to integrate artificial intelligence into our service offerings to help clients improve operational efficiency, enhance security, and unlock new value from their data.

Our strategy is to approach these opportunities in a measured way, being mindful of our resources and evaluating factors such as potential revenue, time to market and amount of capital needed to invest in the opportunity.

Costs and Expenses

Cost of revenue

Cost of revenue consists primarily of compensation and other employee-related costs for personnel engaged in data center and customer care functions, credit card processing fees, hosting fees, data center rent, bandwidth costs and, in the case of procurement, revenue the cost of the hardware and/or subscriptions. Cost of revenue also includes compensation and other employee-related costs for technical personnel, consultants and subcontracting costs relating to technology service revenue.

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

Factors Affecting the Comparability of Our Financial Condition and Results of Operations

As described above in the “Recent Developments” section, we completed the Transactions in January 2025. As a result, our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward. For more information on the Transactions, see Note 3, Acquisition and Note 6, Discontinued Operations, in Part I, Item 1, Financial Statements, of this Form 10-Q.

Key Metrics

Our management relies on certain non-GAAP financial measures to manage and evaluate our business. The non-GAAP financial measures set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our advertising and marketing efforts and assess operational efficiencies. Adjusted EBITDA is discussed below. We also discuss net cash provided by operating activities under the “Liquidity and Capital Resources” section below.

	Three Months Ended		Six Months Ended
	June 30, (unaudited)		June 30, (unaudited)
	2025	2024	2025	2024
Net cash (used in) provided by operating activities – continuing operations	$(888,678)	$232,576	$856,105	$(103,210)

Loss from continuing operations	$(1,129,699)	$(1,051,051)	$(2,463,626)	$(2,056,060)
Loss from continuing operations as a percentage of total revenues	(19.7)%	(387.3)%	(21.9)%	(378.7)%
Net loss from continuing operations	$(1,050,028)	$(1,293,053)	$(241,498)	$(1,547,368)
Net loss from continuing operations as a percentage of total revenues	(18.3)%	(476.4)%	(2.1)%	(285.0)%
Net loss	$(1,050,028)	(934,151)	$(241,498)	(1,426,458)
Net loss as a percentage of total revenue	(18.3)%	(344.2)%	(2.1)%	(262.7)%
Adjusted EBITDA	$(378,289)	$(936,227)	$(860,546)	$(1,433,524)

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

	Three Months Ended		Six Months Ended
	June 30, (unaudited)		June 30, (unaudited)
	2025	2024	2025	2024
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(1,050,028)	$(1,293,053)	$(241,498)	$(1,547,368)
Net income from discontinued operations	--	358,902	--	120,910
Interest income, net	(87,928)	(144,231)	(170,320)	(296,215)
Income tax expense, discontinued operations	--	(481,911)	--	(1,101)
Income tax expense (benefit)	72,007	532,502	(1,988,058)	(66,208)
Other income, net	(63,750)	(146,269)	(63,750)	(146,269)
Depreciation and amortization expense	673,650	205,583	1,357,691	411,166
Stock-based compensation expense	77,760	32,250	245,389	91,561
Adjusted EBITDA	$(378,289)	$(936,227)	$(860,546)	$(1,433,524)

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30, (unaudited)		June 30, (unaudited)
	2025	2024	2025	2024
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	49.9%	26.9%	47.3%	24.8%
Sales marketing and product development expense	14.7%	94.8%	14.3%	96.4%
General and administrative expense	43.4%	289.8%	48.2%	281.8%
Depreciation and amortization	11.8%	75.7%	12.1%	75.7%
Total costs and expenses	119.7%	487.3%	121.9%	478.7%
Loss from continuing operations	(19.7)%	(387.3)%	(21.9)%	(378.7)%
Other income, net	2.7%	107.0%	2.1%	81.5%
Loss from continuing operations before income tax benefit	(17.1)%	(280.2)%	(19.8)%	(297.2)%
Income tax expense (benefit)	1.3%	196.2%	(17.7)%	(12.2)%
Net income (loss) from continuing operations	(18.3)%	(476.4)%	(2.1)%	(285.0)%
Income from discontinued operations, net of income tax expense	--	132.2%	--	22.3%
Net loss	(18.3)%	(344.2)%	(2.1)%	(262.7)%

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenue

Total revenue increased by 2008.5% to $5,722,599 for the three months ended June 30, 2025 from $271,409 for the three months ended June 30, 2024. This increase was driven by new revenue streams acquired in connection with the Acquisition and the fact that revenue for the prior year period did not include revenue from discontinued operations.

The following table sets forth our total revenue for the three months ended June 30, 2025 and the three months ended June 30, 2024, the increase between those periods, the percentage increase between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	June 30, (unaudited)		$	%	June 30, (unaudited)
	2025	2024	Increase	Increase	2025	2024
Managed information technology	$3,506,754	--	3,506,754	--	61.3%	--
Procurement revenue	1,248,401	--	1,248,401	--	21.8%	--
Professional services revenue	688,815	--	688,815	--	12.0%	--
Subscription revenue	278,629	271,409	7,220	2.7%	4.9%	100.0%
Total revenues	$5,722,599	$271,409	$5,451,190	2008.5%	100.0%	100.0%

Our subscription revenue for the three months ended June 30, 2025 relates to the sales from our ManyCam software, which increased by $7,220, or 2.7%, as compared to the three months ended June 30, 2024. The increase in subscription revenue was primarily driven by an increase in new subscribers to our ManyCam software.

Costs and Expenses

Total costs and expenses for the three months ended June 30, 2025 increased by $5,529,838, or 418.1%, as compared to the three months ended June 30, 2024. The following table presents our costs and expenses for the three months ended June 30, 2025 and 2024, the increase between those periods and the percentage increase between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	June 30, (unaudited)		$	%	June 30, (unaudited)
	2025	2024	Increase	Increase	2025	2024
Cost of revenue	$2,857,449	$73,037	$2,784,412	3812.3%	49.9%	26.9%
Sales marketing and product development expense	839,397	257,398	581,999	226.1%	14.7%	94.8%
General and administrative expense	2,481,801	786,442	1,695,359	215.6%	43.4%	289.8%
Depreciation and amortization	673,651	205,583	468,068	227.7%	11.8%	75.7%
Total costs and expenses	$6,852,298	$1,322,460	$5,529,838	418.1%	119.7%	487.3%

Cost of revenue

Our cost of revenue for the three months ended June 30, 2025 increased by $2,784,412, or 3812.3%, as compared to the three months ended June 30, 2024. This increase was primarily due to an increase in the expenses related to the new revenue streams, including but not limited to, costs associated with procurement equipment and related costs of $945,925, managed services expenses of $518,970, subscriptions and licensing of $698,846, professional and consulting costs of $278,498, web hosting expense of $123,455 and rent related to our Data Centers of $82,692.

Sales marketing and product development expense

Our sales marketing and product development expense for the three months ended June 30, 2025 increased by $581,999 or 226.1%, as compared to the three months ended June 30, 2024. The increase in sales marketing and product development expense for the three months ended June 30, 2025 was primarily due to an increase in salary-related expenses of approximately $510,333 and commissions of $134,844 earned by the Company’s sales team to service and grow its customer base. In addition, consulting expenses totaled $134,542 related to marketing activities. As a result of the Transactions, headcount on our sales team increased from zero in the prior year period to approximately 15 people in the current period, and their associated salaries are included in sales marketing and product development expense for the three months ended June 30, 2025.

General and administrative expense

Our general and administrative expense for the three months ended June 30, 2025 increased by $1,695,359, or 215.6%, as compared to the three months ended June 30, 2024. The increase in general and administrative expenses for the three months ended June 30, 2025 was primarily due to legal and accounting expenses of $148,486 and $73,327, respectively. In addition, the Company incurred public company expenses of $115,586, rent expense of $95,187 in connection with our office and Data Centers and insurance costs of $205,411. Salary and salary related expenses totaled $1,534,583 for the three months ended June 30, 2025, plus $77,760 of non-cash share-based compensation. As a result of the Transactions, headcount increased from four individuals in the prior year period to approximately 41 individuals in the current period, and their associated salary and salary related costs are included in general and administrative expenses for the three months ended June 30, 2025.

Non-Operating Income

The following table presents the components of non-operating income for the three months ended June 30, 2025 and the three months ended June 30, 2024, the decrease between those periods and the percentage decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	June 30, (unaudited)		$	%	June 30, (unaudited)
	2025	2024	(Decrease)	(Decrease)	2025	2024
Interest income, net	$87,928	$144,231	$(56,303)	(39.0)%	1.5%	53.1%
Other income, net	63,750	146,269	(82,519)	(56.4)%	1.1%	53.9%
Total non-operating income	$151,678	$290,500	$(138,822)	(47.8)%	2.7%	107.0%

Non-operating income for the three months ended June 30, 2025 was $151,678, a decrease of $138,822, or 47.8%, as compared to non-operating income of $290,500 for the three months ended June 30, 2024. The decrease in interest income was primarily a result of a decrease in the amount of principal the Company invested and at varying interest rates. Other income for the three months ended June 30, 2025 related to the sale of a domain name that the Company is not using. During the three months ended June 30, 2024 other income included proceeds from a class action lawsuit against a service provider.

Income Taxes

Our provision for income taxes consists of federal, foreign and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the three months ended June 30, 2025, the Company recorded an income tax provision of $72,007 consisting primarily of federal, foreign, state and local taxes. For the three months ended June 30, 2024, the Company recorded an income tax provision of $532,502, consisting primarily of federal, foreign, state and local taxes.

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act”, into law.  In accordance with U.S. GAAP, we will account for the tax effects of changes in tax law in the period of enactment which is in the third quarter of 2025. We are currently in the process of analyzing the tax impacts of the law change but we do not expect a material impact on our effective tax rate.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenue

Total revenue increased by 1970.2% to $11,240,637 for the six months ended June 30, 2025 from $542,981 for the six months ended June 30, 2024. This increase was driven by new revenue streams acquired in connection with the Acquisition and the fact that revenue for the prior year period did not include revenue from discontinued operations.

The following table sets forth our total revenue for the six months ended June 30, 2025 and the six months ended June 30, 2024, the increase between those periods, the percentage increase between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Six Months Ended				Six Months Ended
	June 30, (unaudited)		$	%	June 30, (unaudited)
	2025	2024	Increase	Increase	2025	2024
Managed information technology	$7,065,587	--	7,065,587	--	62.9%	--
Procurement revenue	2,199,780	--	2,199,780	--	19.6%	--
Professional services revenue	1,415,422	--	1,415,422	--	12.6%	--
Subscription revenue	559,848	542,981	16,867	3.1%	5.0%	100.0%
Total revenues	$11,240,637	$542,981	$10,697,656	1,970.2%	100.0%	100.0%

Our subscription revenue for the six months ended June 30, 2025 relates to the sales from our ManyCam software, which increased by $16,867, or 3.1%, as compared to the six months ended June 30, 2024. The increase in subscription revenue was primarily driven by an increase in new subscribers to our ManyCam software.

Costs and Expenses

Total costs and expenses for the six months ended June 30, 2025 increased by $11,105,222, or 427.3%, as compared to the six months ended June 30, 2024. The following table presents our costs and expenses for the six months ended June 30, 2025 and 2024, the increase between those periods, the percentage increase between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Six Months Ended				Six Months Ended
	June 30, (unaudited)		$	%	June 30, (unaudited)
	2025	2024	Increase	Increase	2025	2024
Cost of revenue	$5,322,112	$134,673	$5,187,439	3,851.9%	47.3%	24.8%
Sales marketing and product development expense	1,604,761	523,187	1,081,574	206.7%	14.3%	96.4%
General and administrative expense	5,419,698	1,530,015	3,889,683	254.2%	48.2%	281.8%
Depreciation and amortization	1,357,692	411,166	946,526	230.2%	12.1%	75.7%
Total costs and expenses	$13,704,263	$2,599,041	$11,105,222	427.3%	121.9%	478.7%

Cost of revenue

Our cost of revenue for the six months ended June 30, 2025 increased by $5,187,439, or 3,851.9%, as compared to the six months ended June 30, 2024. This increase was primarily due to an increase in the expenses related to the new revenue streams, including but not limited to, costs associated with procurement equipment and related costs of $1,723,423, managed services expenses of $987,017, subscriptions and licensing of $1,179,124, professional and consulting costs of $642,242, web hosting expense of $278,206 and rent related to our Data Centers of $165,384.

Sales marketing and product development expense

Our sales marketing and product development expense for the six months ended June 30, 2025 increased by $1,081,574, or 206.7%, as compared to the six months ended June 30, 2024. The increase in sales marketing and product development expense for the six months ended June 30, 2025 was primarily due to an increase in salary-related expenses of approximately $1,020,875 and commissions of $267,759 earned by the Company’s sales team to service and grow its customer base. In addition, consulting expenses totaled $247,459 related to marketing activities. As a result of the Transactions, headcount on our sales team increased from zero in the prior year period to approximately 15 people in the current period, and their associated salary costs are included in sales marketing and product development expense for the six months ended June 30, 2025.

General and administrative expense

Our general and administrative expense for the six months ended June 30, 2025 increased by $3,889,683, or 254.2%, as compared to the six months ended June 30, 2024. The increase in general and administrative expenses for the three months ended June 30, 2025 was primarily due to legal and accounting expenses of $417,901 and $342,724, respectively. In addition, the Company incurred public company expenses of $203,285, rent expense of $198,647 in connection with our office and Data Centers and insurance costs of $405,596. Salary and salary related expenses totaled $3,065,134 for the six months ended June 30, 2025, plus $245,391 of non-cash share-based compensation. As a result of the Transactions, headcount increased from four individuals in the prior year period to approximately 41 individuals in the current period, and their associated salary and salary related costs are included in general and administrative expenses for the six months ended June 30, 2025. Of the total expenses described above, approximately $334,970 were one-time expenses related to the Transactions.

Non-Operating Income

The following table presents the components of non-operating income for the six months ended June 30, 2025 and the six months ended June 30, 2024, the decrease between those periods, the percentage decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Six Months Ended				Six Months Ended
	June 30, (unaudited)		$	%	June 30, (unaudited)
	2025	2024	(Decrease)	(Decrease)	2025	2024
Interest income, net	$170,320	$296,215	$(125,895)	(42.5)%	1.5%	54.6%
Other income, net	63,750	146,269	(82,519)	(56.4)%	0.6%	26.9%
Total non-operating income	$234,070	$442,484	$(208,414)	(47.1)%	2.1%	81.5%

Non-operating income for the six months ended June 30, 2025 was $234,070, a decrease of $208,414, or 47.1%, as compared to non-operating income of $442,484 for the six months ended June 30, 2024. The decrease was primarily a result of a decrease in the amount of principal the Company invested and at varying interest rates. Other income for the six months ended June 30, 2025 related to the sale of a domain name that the Company is not using. During the six months ended June 30, 2024 other income included proceeds from a class action lawsuit against a service provider.

Income Taxes

Our provision for income taxes consists of federal, foreign and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the six months ended June 30, 2025, the Company recorded an income tax benefit of $1,988,058 primarily related to a partial release of its valuation allowance as the Acquisition created a source of future taxable income allowing for the recognition of certain deferred tax assets. For the six months ended June 30, 2024, the Company recorded an income tax benefit of $66,208, consisting primarily of federal, foreign, state and local taxes.

Liquidity and Capital Resources

	Six Months Ended June 30, (unaudited)
	2025	2024
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities – continuing operations	$856,105	$(103,210)
Net cash used in investing activities	(4,280,149)	--
Net cash provided by financing activities	1,137,202	--
Net decrease in cash, cash equivalents and restricted cash	$(2,286,842)	$(103,210)

Currently, our primary source of liquidity is cash on hand and cash available through the Facility. As of the date of this report, no amounts were outstanding under the Facility.

We believe that our cash and cash equivalents balance, our cash available through the Facility and our expected cash flows from operations will be sufficient to meet all of our financial obligations for one year from the date these financial statements are issued. As of June 30, 2025, we had $8,301,692 of cash and cash equivalents, which included $1,014,714 of restricted cash.

Our primary use of working capital is related to investment in marketing initiatives to grow the business in order to maintain and create new services and features in applications for our clients and users. In the future, we may seek to grow our business by expending our capital resources to fund strategic acquisitions, investments and partnership opportunities.

Stock Repurchase Plan

On May 8, 2025, the Board approved the Stock Repurchase Plan for up to $400,000 of our outstanding common stock, which expires on the one-year anniversary of such date. We intend to utilize the Stock Repurchase Plan to minimize the dilutive impact of awards granted under our equity incentive plans and to repurchase shares opportunistically. Shares of common stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 plans. The Stock Repurchase Plan does not obligate us to repurchase any shares of common stock, and the Stock Repurchase Plan may be modified, suspended, extended or terminated at any time by our Board. The actual timing, number and value of shares repurchased will be determined by a committee of the Board at its discretion and will depend on a number of factors, including the market price of our common stock, general market and economic conditions, alternative investment opportunities and other corporate considerations. As of June 30, 2025, 104,600 shares of common stock had been repurchased pursuant to the Stock Repurchase Plan.

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

Operating Activities

Net cash provided by operating activities was $856,105 for the six months ended June 30, 2025, as compared to net cash used in operating activities of $103,210 for the six months ended June 30, 2024. The increase in the amount of cash provided by operations for the six months ended June 30, 2024 was primarily attributed to the change in the business activities of the Company following the Transactions compared to the six months ended June 30, 2024, specifically, the collection of accounts receivable (favorable by $0.3 million), and the timing of payment of payables (favorable by $1.5 million), netted against amounts collected by the Company during the second quarter following the Divestiture due to Meteor Mobile and paid subsequent to quarter end of $0.4 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $4,280,149 and related to the cash consideration paid by the Company to Newtek in connection with the Acquisition as well as the acquisition of fixed assets. There was no cash used in or provided by investing activities for the six months ended June 30, 2024.

Financing Activities

Net cash provided by financing activities was $1,137,202 for the six months ended June 30, 2025, which was attributed to the $1,350,000 received in connection with the Divestiture netted against the $212,798 used in connection with the Stock Repurchase Plan. There was no cash used in or provided by financing activities for the six months ended June 30, 2024.

Contractual Obligations and Commitments

There have been no other material changes to our contractual obligations and commitments disclosed in the contractual obligations and commitments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements.

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

Based on the evaluation as of June 30, 2025, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the Form 10-K during the three months ended June 30, 2025. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended June 30, 2025 that were not previously reported on a Current Report on Form 8-K.

Issuer Purchases of Common Stock

The following table details our repurchases of common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 – April 30, 2025	—	$—	—	$400,000
May 1, 2025 – May 31, 2025	75,700	$2.06	75,700	$244,166
June 1, 2025 – June 30, 2025	28,900	$1.97	28,900	$187,202
Total	104,600		104,600

(1)	On May 8, 2025, we announced that our Board of Directors approved the Stock Repurchase Plan for up to $400,000 of our outstanding common stock, which expires on the one-year anniversary of such date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K.

The following exhibits are included herein or incorporated herein by reference:

Exhibit
Number	Description

2.1#	Agreement and Plan of Merger, dated August 11, 2024, by and among Paltalk, Inc., PALT Merger Sub 1, Inc., PALT Merger Sub 2, LLC, Newtek Technology Solutions, Inc. and NewtekOne, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on August 12, 2024 by the Company with the SEC).
2.2#***	Asset Purchase Agreement, dated November 7, 2024, by and among Paltalk, Inc., Paltalk Holdings, Inc., Paltalk Software, Inc., Camshare, Inc., A.V.M. Software, Inc., Vumber, LLC, and Meteor Mobile Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on November 8, 2024 by the Company with the SEC).
3.1	Certificate of Incorporation of Intelligent Protection Management Corp. (as amended through May 8, 2025) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company filed on May 14, 2025 by the Company with the SEC).
3.2	Amended and Restated Bylaws of Intelligent Protection Management Corp. (as amended through January 2, 2025) (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Company filed on March 24, 2025 by the Company with the SEC).
3.3	Certificate of Designations of Series A Non-Voting Common Equivalent Stock of Intelligent Protection Management Corp. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of the Company filed on January 2, 2025 by the Company with the SEC).
10.1	Business Loan Agreement and Credit Agreement and Revolving Promissory Note, dated April 10, 2025, by and among Intelligent Protection Management Corp., Intelligent Protection LLC and Newtek Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 16, 2025 by the Company with the SEC).
10.2†	Intelligent Protection Management Corp. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 9, 2025 by the Company with the SEC).
10.3*†	Form of Nonqualified Stock Option Agreement under the Intelligent Protection Management Corp. 2025 Long-Term Incentive Plan.
10.4*†	Form of Incentive Stock Option Agreement under the Intelligent Protection Management Corp. 2025 Long-Term Incentive Plan.
10.5*†	Form of Restricted Stock Award Agreement under the Intelligent Protection Management Corp. 2025 Long-Term Incentive Plan.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Intelligent Protection Management Corp. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Intelligent Protection Management Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

***	Certain confidential information has been excluded pursuant to Item 601(b)(2)(ii) of Regulation S-K. Such excluded information is not material and is the type that Intelligent Protection Management Corp. treats as private or confidential.

†	Management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Protection Management Corp.

Date: August 12, 2025	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Intelligent Protection Management Corp.

Date: August 12, 2025	By:	/s/ Kara Jenny
Kara Jenny
Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)