Form 10-Q
period 2025-09-30
INTELLIGENT PROTECTION MANAGEMENT CORP.
filed 2025-11-12
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2025
Common Stock, par value $0.001 per share	9,085,729 *

*	Excludes 793,221 shares of common stock that are held as treasury stock by Intelligent Protection Management Corp.

INTELLIGENT PROTECTION MANAGEMENT CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	the possibility of security vulnerabilities, cyber-attacks and network disruptions, including breaches of data security and privacy leaks, data loss and business interruptions;

●	our ability to operate our secure private cloud through our data centers;

●	the intense competition in the industry in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	our ability to consummate favorable acquisitions and effectively integrate any companies or businesses that we acquire;

●	the impact of adverse economic and market conditions, including those related to fluctuations in inflation and geopolitical conflicts;

●	our reliance on a limited number of customers for a material portion of our revenues and income;

●	the impact of possible failures of our hardware systems and infrastructure at our data centers;

●	our reliance on network infrastructure, including Internet, telecommunications and fiber optic network connectivity providers;

●	the impact of real or perceived errors, failures or bugs in our customer solutions, software or technology;

ii

●	our ability to attract new customers, retain existing customers and sell additional services to customers;

●	our reliance on Microsoft Corporation and others for software licenses and other intellectual property;

●	our reliance on our executive officers and consultants;

●	our ability to attract and retain qualified personnel;

●	our ability to obtain additional capital or financing when and if necessary, to execute our business plan, including through offerings of debt or equity or sale of any of our assets;

●	our ability to remediate previously identified material weaknesses in Newtek Technology Solutions’ internal controls over financial reporting and maintain effective internal controls over financial reporting in the future;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to protect our intellectual property rights;

●	changes in laws, government regulations and policies and interpretations thereof; and

●	other events outside of our control.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,321,303	$10,588,534
Restricted cash	1,025,176	--
Accounts receivable, net of $246,595 allowance	1,442,315	--
Due from related party	25,993	--
Prepaid expense and other current assets	2,061,513	462,422
Operating lease right-of-use assets, net	--	74,490
Employee retention tax credit receivable, net	--	114,212
Assets held for sale – current	--	72,925
Total current assets	11,876,300	11,312,583

Property and equipment, net	638,013	--
Intangible assets, net	8,190,728	1,882,781
Goodwill, net	5,164,501	2,663,229
Operating lease right of use assets, net	1,353,588	--
Other assets	13,937	13,937
Total assets	$27,237,067	$15,872,530

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,283,733	$380,298
Accrued expenses and other current liabilities	731,400	509,759
Operating lease liabilities, current portion	788,138	74,490
Deferred revenue	3,496,847	555,039
Earnout liability	352,000	--
Liabilities held for sale - current	--	2,024,237
Total current liabilities	7,652,118	3,543,823
Operating lease liabilities, non-current portion	564,588	--
Deferred tax liability	257,010	429,045
Total liabilities	8,473,716	3,972,868
Commitments and contingencies (Note 13)
Stockholders’ equity:
Series A Preferred Stock, $0.001 par value, 9,000,000 authorized, 4,000,000 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	4,000	--
Common stock, $0.001 par value, 50,000,000 and 25,000,000 shares authorized, as of September 30, 2025 and December 31, 2024, respectively, 9,878,950 shares issued and 9,085,729 and 9,236,987 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	9,879	9,879
Treasury stock, at cost, 793,221 and 641,963 shares repurchased as of September 30, 2025 and December 31, 2024, respectively	(1,500,385)	(1,199,337)
Additional paid-in capital	44,885,202	36,399,897
Accumulated deficit	(24,635,345)	(23,310,777)
Total stockholders’ equity	18,763,351	11,899,662
Total liabilities and stockholders’ equity	$27,237,067	$15,872,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Managed information technology, includes $1,910,957 and $5,427,357 of related party revenue for the three and nine months, respectively	$3,791,746	$--	$10,857,333	$--
Procurement revenue, includes $28,598 and $106,479 of related party revenue for the three and nine months, respectively	1,697,854	--	3,897,634	--
Professional services revenue, includes $38,706 and $146,953 of related party revenue for the three and nine months, respectively	476,198	--	1,891,620	--
Subscription revenue	272,221	275,420	832,069	818,401
Total revenue	6,238,019	275,420	17,478,656	818,401
Costs and expenses, exclusive of depreciation and amortization shown separately below
Costs of revenue	3,076,333	56,339	8,398,445	191,012
Sales, marketing and product development expense	844,463	249,408	2,449,224	772,595
General and administrative expense	2,621,260	1,251,463	8,040,958	2,781,478
Depreciation and amortization	624,544	205,584	1,982,236	616,750
Litigation expenses relating to the Cisco ManyCam Litigation	507,181	--	507,181	--
Total costs and expenses	7,673,781	1,762,794	21,378,044	4,361,835
Operating loss from continuing operations	(1,435,762)	(1,487,374)	(3,899,388)	(3,543,434)
Interest income, net	102,856	157,517	273,176	453,732
Other income, net	--	--	63,750	146,269
Loss from continuing operations before income tax benefit	(1,332,906)	(1,329,857)	(3,562,462)	(2,943,433)
Income tax benefit	249,836	21,968	2,237,894	88,176
Net loss from continuing operations	(1,083,070)	(1,307,889)	(1,324,568)	(2,855,257)
(Loss) from discontinued operations, net of income tax benefit of $1,201 and $100 for the three and nine months ended September 30, 2024	--	(201,361)	--	(80,451)
Net loss	$(1,083,070)	$(1,509,250)	$(1,324,568)	$(2,935,708)

Net loss per share of common stock:
Basic – continuing operations	(0.08)	(0.14)	(0.10)	$(0.31)
Diluted – continuing operations	(0.08)	(0.14)	(0.10)	$(0.31)

Basic – discontinued operations	--	(0.02)	--	$(0.01)
Diluted – discontinued operations	--	(0.02)	--	$(0.01)

Basic	(0.08)	(0.16)	(0.10)	$(0.32)
Diluted	(0.08)	(0.16)	(0.10)	$(0.32)

Weighted average number of shares of Series A Preferred Stock used in calculating net loss per share of Series A Preferred Stock, basic and diluted	4,000,000	--	3,985,348	--
Weighted average number of shares of Common Stock used in calculating net loss per share of Common Stock, basic and diluted	9,108,805	--	9,182,014	--
Basic and diluted net loss per share of Series A Preferred Stock, basic and diluted	$(0.08)	--	$(0.10)	--
Basic and diluted net loss per share of Common Stock, basic and diluted	$(0.08)	--	$(0.10)	--

Weighted average number of shares of Common Stock used in calculating net loss per share of Common Stock:
Basic	13,108,805	9,227,307	13,167,362	9,223,886
Diluted	13,108,805	9,227,307	13,167,362	9,223,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Series A Preferred Stock	Series A Preferred Stock Amount	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	-	$-	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,208,728	$(14,884,568)	$20,134,687
Stock-based compensation expense	-	-	-	-	-	-	59,311	-	59,311
Net loss	-	-	-	-	-	-	-	(492,307)	(492,307)
Balance at March 31, 2024	-	-	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,268,039	$(15,376,875)	$19,701,691
Stock-based compensation expense	-	-	-	-	-	-	32,250	-	32,250
Net loss	-	-	-	-	-	-	-	(934,151)	(934,151)
Balance at June 30, 2024	-	-	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,300,289	$(16,311,026)	$18,799,790
Stock-based compensation expense	-	-	-	-	-	-		-
Net loss	-	-	-	-	-	-	-	(1,509,250)	(1,509,250)
Balance at September 30, 2024	-	-	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,300,289	$(17,820,276)	$17,290,540
Balance at December 31, 2024	-	$-	9,878,950	$9,879	(641,963)	$(1,199,337)	$36,399,897	$(23,310,777)	$11,899,662
Stock-based compensation expense	-	-	-	-	-	-	167,629	-	167,629
Issuance of Series A Preferred Stock	4,000,000	4,000	-	-	-	-	8,196,000	-	8,200,000
Net income	-	-	-	-	-	-	-	808,530	808,530
Balance at March 31, 2025	4,000,000	$4,000	9,878,950	$9,879	(641,963)	$(1,199,337)	$44,763,526	$(22,502,247)	$21,075,821
Stock-based compensation expense							77,760		77,760
Repurchases of common stock	--	--	-	-	(104,600)	(212,798)		-	(212,798)
Net loss	-	-	-	-	-	-	-	(1,050,028)	(1,050,028)
Balance at June 30, 2025	4,000,000	$4,000	9,878,950	$9,879	(746,563)	$(1,412,135)	$44,841,286	$(23,552,275)	$19,890,755
Stock-based compensation expense							43,916		43,916
Repurchases of common stock	--	--	-	-	(46,658)	(88,250)		-	(88,250)
Net loss	-	-	-	-	-	-	-	(1,083,070)	(1,083,070)
Balance at September 30, 2025	4,000,000	$4,000	9,878,950	$9,879	(793,221)	$(1,500,385)	$44,885,202	$(24,635,345)	$18,763,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,324,568)	$(2,935,708)
Net loss from discontinued operations	—	80,451
Net loss from continuing operations	$(1,324,568)	$(2,855,257)

Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Amortization of intangible assets	1,602,053	616,750
Amortization of operating lease right-of-use assets	415,661	62,684
Depreciation of property and equipment	380,182	—-
Deferred tax liability	99,881	(88,176)
Income tax liability	(2,321,316)	(14,072)
Stock-based compensation	289,305	124,130
Allowance for credit losses	3,436	—
Changes in operating assets and liabilities, net of acquired assets and disposition:
Accounts receivable	2,136,524	—
Operating lease liabilities	(416,523)	(62,684)
Employee retention tax credit receivable, net	114,212
Prepaid expense and other current assets	(1,164,283)	454,696
Accounts payable, accrued expenses and other current liabilities	1,682,770	812,256
Deferred revenue	(508,192)	25,045
Net cash provided by (used in) operating activities – continuing operations	989,142	(924,628)

Net cash used in operating activities –discontinued operations	—	(627,108)
Net cash provided by (used in) operating activities	989,142	(1,551,736)
Cash flows from investing activities:
Cash paid for acquisition of NTS	(4,000,000)	—
Purchases of fixed assets	(280,149)
Net cash used in investing activities	(4,280,149)	—
Cash flows from financing activities:
Proceeds from sale of Transferred Assets	1,350,000	—
Purchase of treasury stock	(301,048)	—
Proceeds from exercise of employee stock options	—	39,772
Net cash provided by financing activities	1,048,952	39,772
Net decrease in cash and cash equivalents	(2,242,055)	(1,511,964)
Balance of cash and cash equivalents at beginning of period	10,588,534	13,568,049
Balance of cash and cash equivalents at end of period, including restricted cash of $1,025,176 at September 30, 2025	$8,346,479	$12,056,085
Supplemental non-cash disclosure:
Non-cash portion of consideration for acquisition of NTS (Series A Preferred Stock issuance)	$8,200,000	—

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

Prior to the completion of the Transactions, the Company operated a network of consumer applications. The Company’s product portfolio included “Paltalk”, “Camfrog” and “Tinychat”, which together hosted a large collection of video-based communities. The Company’s other products included “Vumber”. Following the Transactions, the Company continues to support its ManyCam software, which is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools.

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

The aggregate consideration delivered by the Company to Newtek at the Acquisition Closing consisted of (i) $4,000,000 in cash (as adjusted pursuant to the Acquisition Agreement, the “Acquisition Closing Cash Consideration”) and (ii) 4,000,000 shares of the Company’s Series A Non-Voting Common Equivalent Stock (the “Series A Preferred Stock” and such shares issued at the Acquisition Closing, the “Acquisition Closing Stock Consideration” and together with the Acquisition Closing Cash Consideration, the “Acquisition Closing Consideration”). The Series A Preferred Stock will automatically convert into one share of the Company’s common stock, par value $0.001 per share (subject to certain customary anti-dilution adjustments), upon the occurrence of certain qualifying transfers by Newtek to third parties. In addition to the Acquisition Closing Consideration, Newtek is entitled to earn-out payments under certain circumstances. For more information, see the Note 3, “Acquisition” below. In connection with the Acquisition, the Company incurred professional fees of $0.3 million for the nine months ended September 30, 2025 and $1.8 million for the year ended December 31, 2024. These amounts are included in general and administrative expenses.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Divestiture

On the Closing Date and prior to the Acquisition Closing, the Company completed the sale to Meteor Mobile Holdings, Inc., a Delaware corporation (“Meteor Mobile”), of its telecommunications services provider, “Vumber”, as well as its “Paltalk” and “Camfrog” applications and certain assets and liabilities related to such services provider and applications (the “Transferred Assets,” and such sale, the “Divestiture,” and, together with the Acquisition, the “Transactions”) pursuant to that certain Asset Purchase Agreement, dated November 7, 2024, by and among the Company, its wholly owned subsidiaries Paltalk Holdings, Inc., Paltalk Software, Inc., Camshare, Inc., A.V.M. Software, Inc. and Vumber, LLC (collectively, the “Sellers”), and Meteor Mobile. As a result of the Divestiture, the Company is no longer engaged in the business of providing video-based, live streaming, virtual camera and telecommunications software to consumers, as and to the extent such businesses were previously conducted by the Company pursuant to the “Vumber,” “Paltalk” and “Camfrog” applications. In addition, prior to the Acquisition Closing, the Company ceased all operations of its “Tinychat” service and application. The consideration delivered by Meteor Mobile to the Company at the closing of the Divestiture consisted of (i) $1,350,000 in cash and (ii) the assumption of all of the liabilities of the Sellers arising out of, or relating to, the Business or the Transferred Assets, other than certain excluded liabilities (the “Divestiture Closing Consideration”). In connection with the Divestiture, the Company is entitled to earn-out payments under certain circumstances. For more information, see the Note 7, “Discontinued Operations” below.

Discontinued Operations

During the year ended December 31, 2024, the Transferred Assets met the criteria for classification as assets held for sale and discontinued operations as the Company received stockholder approval of the sale of its Transferred Assets at its special meeting of stockholders held on December 30, 2024. As such, assets and liabilities related to the Transferred Assets are presented as held for sale/discontinued operations on the consolidated balance sheets as of December 31, 2024 and the results of operations are presented as discontinued operations on the consolidated statement of operations for the three and nine months ended September 30, 2024. On January 2, 2025, the Company completed the Divestiture as described above.

Employee Retention Tax Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act, the Company was eligible for a refundable employee retention tax credit (the “ERTC”) subject to certain criteria. During the year ended December 31, 2023, the Company applied for the ERTC and recorded a receivable in the amount of $343,045, net of related costs. As December 31, 2024, the remaining balance due to the Company was $114,212, which was included on the condensed consolidated balance sheets as a receivable. During the three months ended September 30, 2025, the balance of the ERTC was received in full.

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

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheets and statements of operations, cash flows and changes in stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the three and nine months ended September 30, 2025 are not necessarily indicative of results for the year ending December 31, 2025, or for any other period.

2. Summary of Significant Accounting Policies

During the three and nine months ended September 30, 2025, there were no significant changes made to the Company’s significant accounting policies.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The Company maintains a certificate of deposit to satisfy the depository requirement in the Loan Agreements (as defined and discussed in Note 14). The Company maintains cash in bank accounts which, at times, may exceed federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these banks. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounts Receivable, net of allowance

Accounts receivable represents amounts owed to the Company by third parties for technology services and related residuals. The Company generally records a receivable when revenue is recognized, as the timing of revenue recognition may differ from the timing of payment from customers. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 60 days. The Company’s accounts receivable do not bear interest and are recorded at the invoiced amount for those with unconditional rights to consideration. Accounts receivable are presented net of an allowance for credit loss on the condensed consolidated balance sheets for any potentially uncollectible accounts under the current expected credit loss model.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include impairments and fair value estimates for assets acquired in business combinations and assessment of useful lives of acquired intangible assets. The Acquisition-related fair values and estimates were based on a number of factors, including a valuation by an independent third party. The Company also uses a Black Scholes model for estimates in calculating share-based compensation.

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

Revenue Recognition

Following the Transactions, the Company’s revenue is measured based on the consideration specified in a contract with a customer. The Company’s contracts with its customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When a cloud-based service includes both on-premises software licenses and cloud services, judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time. Certain cloud services depend on a significant level of integration, interdependency and interrelation between the desktop applications and cloud services and are accounted for together as one performance obligation. Revenue from cloud services is recognized ratably over the period in which the cloud services are provided. The Company otherwise recognizes revenue when it satisfies a performance obligation by transferring control of a product or service or by arranging for the sale of a vendor’s products or service to a customer.

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

Subscription Revenue

The Company also generates subscription revenue from monthly premium subscription services from sales of its ManyCam software. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the three and nine months ended September 30, 2025 and 2024, subscriptions were offered in durations of twelve-month and twenty-four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription, regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as “deferred revenue” in the accompanying condensed consolidated balance sheets.

Intangible Assets

Intangible assets include intellectual property either owned by the Company or to which the Company has a license. Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired. The Company’s intangible assets include patents, internally developed software, intellectual property (i.e., trade names, trademarks and URLs) and subscriber relationships/customer lists.

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

The Company reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. No impairments were recorded on intangible assets, as no impairment indicators were noted for the periods presented in these consolidated financial statements.

The fair values of acquired intangible assets are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business, including EBITDA, revenue, revenue growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company evaluates its goodwill for impairment in accordance with ASC Topic 350, Intangibles - Goodwill and Other, by assessing qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company performs the quantitative goodwill impairment test, if, after assessing the totality of events or circumstances such as those described in paragraph ASC 350-20-35-3C(a) through (g), the Company determines that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeded the reporting unit’s fair value, limited to the total amount of goodwill related to the reporting unit. During the three months ended September 30, 2025, the Company recorded $352,000 of impairment in connection with the fair value of the contingent liability.

The Company tests the recorded amount of goodwill for impairment on an annual basis on December 31 of each fiscal year or more frequently if there are indicators that the fair value of the goodwill exceeds its carrying amount. For more information, see Note 6, “Goodwill Impairment and Change in Fair Value of Contingent Consideration” below. The Company has one reporting unit.

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

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit

As of September 30, 2025, two of the Company’s customers had accounts receivable balances more than 10% of the total accounts receivable balance. The two customers represented 14% and 58%, respectively, of the September 30, 2025 total accounts receivable balance. For the three and nine months ended September 30, 2025, Newtek, a related party, and its affiliates represented 32% and 33%, respectively, of total revenue.

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

The Company determined its initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtained the information used for the purchase price allocation during due diligence and through other sources. In the months after the Closing Date, as the Company obtained additional information about the acquired assets and liabilities, including results of operations, and as it learned more about the newly acquired business, it was able to refine the estimates of fair value and more accurately allocate the purchase price. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment. As of September 30, 2025, the Company determined that it should revise the Earn-Out liability by lowering it $352,000 to $352,000, based on updated information obtained during the period about the probability of achieving the earnout milestones that existed at the acquisition date. The Company adjusted this Earn-Out Liability with a corresponding decrease to goodwill. The measurement period for this acquisition remains open and will close no later than January 2, 2026.

The Company made appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required. The Company has included tables for the respective acquired identifiable assets and assumed liabilities as of the Closing Date and September 30, 2025 below.

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

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of all the acquired identifiable assets and liabilities summarized below are based on preliminary valuations and are subject to change as the Company obtains additional information during the acquisition measurement period. The purchase price allocation as of the Closing Date and then re-forecasted as of September 30, 2025 was as follows:

Assets acquired:	At Closing Date	At September 30, 2025

Accounts receivable	$3,535,343	$3,535,343
Prepaid expenses and other current assets	129,233	129,233
Property and equipment, net	738,046	738,046
Operating lease right-of-use asset	212,452	212,452
Intangible assets	7,910,000	7,910,000
Other assets	998,228	998,228
Total assets acquired	13,523,302	13,523,302
Liabilities assumed:
Accounts payable	46,692	46,692
Accrued expenses and other current liabilities	370,059	370,059
Operating lease liabilities	212,452	212,452
Deferred revenue	3,450,000	3,450,000
Deferred tax liability	2,056,600	2,056,600
Total liabilities assumed	6,135,803	6,135,803
Total identifiable net assets acquired	7,387,499	7,387,499
Total purchase price: (includes $4,000,000 of cash, 4,000,000 shares of Series A Preferred Stock, which had a fair value of $8,200,000 and $704,000 and $352,000 of contingent consideration at the closing and September 30, 2025, respectively)	12,904,000	12,552,000
Goodwill	$5,516,501	$5,164,501

The preliminary purchase price allocation resulted in goodwill of $5,516,501 ($5,164,501 as of September 30, 2025) and will be deductible for income tax purposes. The resulting amount of goodwill is attributed to expected synergies from cross-sale opportunities and future growth. Intangible assets of $7,910,000 include customer relationships of $5,275,000, order backlog of $438,000, and trademarks and trade names of $2,197,000, which are being amortized on a straight-line basis, over weighted-average useful lives of 8 years, 1 year, and 8 years, respectively.

After the closing of the Acquisition, and in the normal course of business, certain amounts were due to the Company by Newtek and its affiliates. For the three and nine months ended September 30, 2025, sales to Newtek and its affiliates totaled $1,979,651 and $5,681,897, respectively.

In connection with the Acquisition, the Company entered into a referral arrangement with Newtek pursuant to which Newtek will refer potential clients to the Company for a fee. The referral arrangement with Newtek is terminable by either the Company or Newtek at any time. The Company paid Newtek and its affiliates $91,368 and $247,072 for the three and nine months ended September 30, 2025, respectively, in connection with these agreements.

Supplemental Pro Forma Information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and nine months ended September 30, 2024 as if the Acquisition had occurred as of January 1, 2024 and gives effect to transactions that are directly attributable to the Acquisition. These amounts are based on financial information of NTS and are not necessarily indicative of what the Company’s operating results would have been had the Acquisition taken place on the date presented, nor is it indicative of the Company’s future operating results. As the Acquisition occurred on January 2, 2025, the Company’s results of operations for the three and nine months ended September 30, 2025 include those results attributable to the acquired operations of NTS.

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2024
Total Revenue	$5,449,000	$19,121,000
Net Income from Continuing Operations	$214,000	$99,000

The pro forma adjustments for the periods presented include additional amortization expense related to the fair value of the acquired intangible assets as if such assets were acquired on January 1, 2024.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Property and Equipment, net

Property and equipment consisted of the following for the periods presented:

	For the Nine Months Ended September 30, 2025 (unaudited)	For the Year Ended December 31, 2024
Computer equipment	$169,121	$--
Software	590,613	--
Datacenter software	330,528	--
Servers	66,838	--
Total property and equipment	1,157,100	--
Less: Accumulated depreciation	(519,087)	--
Total property and equipment, net	$638,013	$--

Depreciation expense for the three and nine months ended September 30, 2025 was $152,667 and $380,182, respectively.

The Company only holds property and equipment in the United States.

5. Intangible Assets, Net

Intangible assets, net consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025 (unaudited)*			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$50,000	$(40,625)	$9,375	$50,000	$(38,750)	$11,250
Trade names, trademarks product names, URLs	2,664,425	(456,493)	2,207,932	1,022,425	(726,028)	296,397
Internally developed software	2,190,006	(1,035,906)	1,154,100	4,180,005	(2,791,266)	1,388,739
Subscriber/customer relationships	6,549,101	(1,839,280)	4,709,821	3,553,102	(3,366,707)	186,395
Order Backlog	438,000	(328,500)	109,500	--	--	--
Total intangible assets	$11,891,532	$(3,700,804)	$8,190,728	$8,805,532	$(6,922,751)	$1,882,781

*	Amounts at September 30, 2025 reflect the Company’s intangible assets following the Acquisition and Divestiture.

Amortization expense for the three and nine months ended September 30, 2025 was $471,877, and $1,602,053, respectively, as compared to $205,583 and $411,166, respectively, for the three and nine months ended September 30, 2024. The aggregate amortization expense for each of the next five years and thereafter is estimated to be $471,890 in 2025, $1,449,562 in 2026, 2027 and 2028, $1,235,295 in 2029 and $2,134,857 thereafter.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Goodwill Impairment and Change in Fair Value of Contingent Consideration

During the three months ended September 30, 2025, the Company recognized a non-cash goodwill impairment charge of $352,000 related to the NTS Acquisition. The Company performed an interim goodwill impairment test due to lower-than-expected EBITDA performance in the NTS business. The test, based on actual results and updated EBITDA projections, indicated that the carrying value of goodwill exceeded its estimated fair value by $352,000.

The Company re-measured the fair value of the related contingent consideration (earnout) liability, resulting in a decrease in the liability and a corresponding non-cash gain of $352,000, which was recognized in the consolidated statements of operations within “Change in fair value of contingent consideration”. The goodwill impairment loss and the gain on the change in fair value of the contingent consideration were equal in amount and offsetting, resulting in no net impact on income before taxes or net income for the period.

Both adjustments were non-cash and had no effect on the Company’s cash flows.

7. Discontinued Operations

On January 2, 2025, the Company completed the Divestiture. The consideration delivered by Meteor Mobile to the Company at the closing of the Divestiture consisted of (i) $1,350,000 in cash and (ii) the assumption of all of the liabilities of the Sellers arising out of, or relating to, the Business or the Transferred Assets, other than certain excluded liabilities. In addition to the Divestiture Closing Consideration, the Company is entitled to receive, with respect to each Earn-Out Period, as defined and described below, certain payments in cash based on the cash revenue, net of any refunds, received by Meteor Mobile that is attributable to the Business (such cash revenue, the “Legacy Business Revenue”), as follows:

●	from the six-month period beginning on July 1, 2025 and ending on December 31, 2025 (“Earn-Out Period 1”), an amount equal to (i) for any Legacy Business Revenue greater than or equal to $3,500,000 and less than $4,250,000, the amount of such Legacy Business Revenue multiplied by 0.30 plus (ii) for any Legacy Business Revenue greater than or equal to $4,250,000, the amount of such Legacy Business Revenue in excess of $4,250,000 multiplied by 0.40; and

●	from each of the twelve-month period beginning on January 1, 2026 and ending on December 31, 2026 (“Earn-Out Period 2”), the twelve-month period beginning on January 1, 2027 and ending on December 31, 2027 (“Earn-Out Period 3”) and the twelve-month period beginning on January 1, 2028 and ending on December 31, 2028 (“Earn-Out Period 4” and collectively with Earn-Out Period 1, Earn-Out Period 2 and Earn-Out Period 3, the “Earn-Out Periods”), an amount equal to (i) for any Legacy Business Revenue greater than or equal to $7,000,000 and less than $8,500,000, the amount of such Legacy Business Revenue multiplied by 0.30 plus (ii) for any Legacy Business Revenue greater than or equal to $8,500,000, the amount of such Legacy Business Revenue in excess of $8,500,000 multiplied by 0.40 (the aggregate amount, if any, earned during the Earn-Out Periods, the “Divestiture Earn-Out Amount”).

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

As discussed above, during the year ended December 31, 2024, the Transferred Assets met the criteria for classification as assets held for sale and discontinued operations as the Company received stockholder approval of the sale of its Transferred Assets at its special meeting of stockholders held on December 30, 2024. Accordingly, the assets and liabilities related to the Transferred Assets are presented as discontinued operations as of December 31, 2024 and for the three and nine months ended September 30, 2024. There were no remaining assets and liabilities related to the Divestiture as of September 30, 2025 and no results of operations for the three and nine months ended September 30, 2025. The $3.8 million impairment loss associated with the Divestiture was recognized in the fourth quarter of 2024.

In the normal course of business, certain amounts were due to Meteor Mobile by the Company. These amounts are included in “other accrued liabilities” on the consolidated balance sheets at September 30, 2025 in the amount of $29,259.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the operating results of the Transferred Assets for the periods indicated:

	Three Months Ended September 30, 2024 (unaudited)	Nine Months Ended September 30, 2024 (unaudited)
Revenue
Subscription revenue	$1,757,904	$5,830,805
Advertising revenue	87,910	294,383
Total Revenue	1,845,814	6,125,188

Costs and expenses
Cost of revenue	703,827	2,198,722
Sales, marketing and product development expense	1,162,794	3,446,639
General and administrative expense	179,353	560,178

Total Costs and Expenses	2,045,974	6,205,539

(Loss) Income from discontinued operations	(200,160)	(80,351)
Income tax provision (expense)	(1,201)	(100)
Net (loss) income from discontinued operations	$(201,361)	$(80,451)

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

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	September 30,	December 31,
	2025	2024
	(unaudited)
Commissions, compensation, benefits and payroll taxes*	$128,022	$151,500
Sales taxes	61,682	--
Amounts due to Meteor Mobile	29,259	--
Other accrued expenses	512,436	358,259
Total accrued expenses and other current liabilities	$731,400	$509,759

*	Includes $26,287 of commissions due to Newtek at September 30, 2025.

9. Income Taxes

The Company’s provision for income taxes consists of federal, foreign and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three and nine months ended September 30, 2025, the Company recorded an income tax benefit of $249,836, and an income tax benefit of $2,237,894, respectively which included a discrete tax benefit of $1,665,189 recorded during the three month period ended March 31, 2025 which primarily related to a partial reversal of its valuation allowance as the Acquisition created a source of future taxable income allowing for the recognition of certain deferred tax assets. The effective tax rate for the nine months ended September 30, 2025 was 60.3% which differs from the statutory rate of 21% primarily related to a reduction in the Company’s valuation allowance. The Company continues to conclude that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis and maintains a full valuation allowance against such deferred tax assets.

10. Stockholders’ Equity

Intelligent Protection Management Corp. 2025 Long-Term Incentive Plan

On May 8, 2025, at the Company’s 2025 annual meeting of stockholders (the “Annual Meeting”), the Company’s stockholders approved the Intelligent Protection Management Corp. 2025 Long-Term Incentive Plan (the “2025 LTIP”). As a result, the 2025 LTIP became effective on May 8, 2025. Concurrently with the adoption of the 2025 LTIP, the 2016 Plan (defined below) was terminated as to future awards. The 2025 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards that may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock, other consideration, or any combination thereof. Subject to certain adjustments, the maximum aggregate number of shares of common stock that may be delivered pursuant to awards under the 2025 Plan is 1,200,000 shares, plus any Prior Plan Awards (as defined in the 2025 LTIP).

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Intelligent Protection Management Corp. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. As of September 30, 2025, a total of 12,755 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The Intelligent Protection Management Corp. 2016 Long-Term Incentive Plan (the “2016 Plan”) was terminated as to future awards on May 8, 2025. As of September 30, 2025, a total of 643,102 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2016 Plan; however, no additional awards may be granted under such plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the nine months ended September 30, 2025:

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

The following table summarizes stock option activity during the nine months ended September 30, 2025:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2025	618,898	$3.04
Granted during the period	275,000	1.98
Cancelled/Forfeited, during the period	(81,982)	4.17
Expired, during the period	(116,611)	3.44
Outstanding at September 30, 2025	695,305	$2.42
Exercisable at September 30, 2025	569,430	$2.51

At September 30, 2025, there was $197,446 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.6 years.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On September 30, 2025, the aggregate intrinsic value of stock options that were outstanding and exercisable was $45,520 and $43,889, respectively. On September 30, 2024, the aggregate intrinsic value of stock options that were outstanding and exercisable was $423,850 and $259,295, respectively. The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the nine months ended September 30, 2025, the Company granted stock options to members of the Board of Directors (the “Board”) to purchase an aggregate of 100,000 shares of common stock at a weighted average exercise price of $1.94 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2025 and have a term of ten years. During the nine months ended September 30, 2025, the Company also granted options to employees to purchase an aggregate of 175,000 shares of common stock. These options vest in various tranches, ranging from equally over four years to fifty percent at grant date with the remaining balance vesting during the third quarter of fiscal 2025. The options have a term of ten years and have an exercise price of $2.01. The aggregate fair value for the options granted during the nine months ended September 30, 2025 and 2024 was $545,550 and $72,240, respectively.

Stock-based compensation expense for the Company’s stock options for the three and nine months ended September 30, 2025 totaled $43,916 and $289,305, respectively. Stock-based compensation expense for the Company’s stock options for the three and nine months ended September 30, 2024, totaled $32,250 and $124,130, respectively. The stock-based compensation expense is included in “general and administrative expenses” in the condensed consolidated statements of operations.

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

Stock Repurchase Plan

On May 8, 2025, the Board approved a stock repurchase plan for up to $400,000 of the Company’s outstanding common stock (the “Stock Repurchase Plan”), which expires on the one-year anniversary of such date. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the Stock Repurchase Plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased will be determined by a committee of the Board at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, alternative investment opportunities and other corporate considerations. For the nine months ended September 30, 2025, 151,258 shares of common stock were repurchased by the Company pursuant to the Stock Repurchase Plan at an average price of $1.99 per share, or an aggregate of $301,048.

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

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Treasury Shares

As of September 30, 2025 and December 31, 2024, the Company had 793,221 and 641,963 shares of its common stock, respectively, classified as treasury shares on the Company’s consolidated balance sheets.

11. Net Income (Loss) Per Share

Basic earnings and net (loss) income per share are computed by dividing the net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. The Company applies the multiple-class method in calculating earnings per share. Earnings and losses are shared pro-rata between the multiple classes of shares. For 2025, the Company had two classes of stock, Series A Preferred Stock and common stock, that the calculations for weighted-average number of shares and earnings per share by class were based on. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted loss per share. For the three months ended September 30, 2025 and 2024, 695,305 and 739,164 of shares issuable upon the exercise of outstanding stock options, respectively, were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.

The following table summarizes the net loss per share calculation for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
	2025	2024	2025	2024
Net loss from continuing operations	$(1,083,070)	$(1,307,889)	$(1,324,568)	(2,855,257)
Net loss from discontinued operations	$--	$(201,361)	$--	(80,451)
Net loss – basic and diluted	$(1,083,070)	$(1,509,250)	$(1,324,568)	(2,935,708)
Weighted average shares outstanding – basic and diluted	13,108,805	9,227,307	13,167,362	9,223,886

Per share data:
Basic and diluted from continuing operations	$(0.08)	$(0.14)	$(0.10)	$(0.31)
Basic and diluted from discontinued operations	--	$(0.02)	--	$(0.01)
Basic and diluted from operations	$(0.08)	$(0.16)	$(0.10)	$(0.32)

	Three Months Ended
	September 30, 2025 (unaudited)
	Series A Preferred Stock	Common Stock
Allocation of net loss	$(330,486)	$(752,584)
Weighted average shares outstanding – basic and diluted	4,000,000	9,108,805
Net loss per share – basic and diluted	$(0.08)	(0.08)

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended
	September 30, 2025 (unaudited)
	Series A Preferred Stock	Common Stock
Allocation of net loss	$(400,905)	$(923,663)
Weighted average shares outstanding – basic and diluted	3,985,348	9,182,014
Net loss per share – basic and diluted	$(0.10)	(0.10)

12. Leases

On April 9, 2021, the Company entered into a lease extension agreement with Jericho Executive Center LLC (“JEC”) for its office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on December 1, 2021. On May 28, 2024, the Company entered into an additional lease extension agreement with JEC, which extends the lease period by two years to November 30, 2026. Beginning on December 1, 2024, the monthly rent totaled $6,850 per month. The new extension gives the Company an option to terminate the second year in July 2025, which the Company did not elect to exercise. The Company’s monthly office rent payments under the lease are currently approximately $7,081 per month. As of September 30, 2025, the Company had no long-term leases that were classified as financing leases and did not have additional operating or financing leases that had not yet commenced.

In connection with the Acquisition, as described in Note 3, the Company assumed an operating lease with IO New Jersey One, LLC (“Iron Mountain”) for a data center that includes office space and equipment located at 3003 Woodbridge Avenue, Edison, New Jersey. The lease with Iron Mountain expires on April 30, 2026, and will automatically renew thereafter for additional terms of one year each, unless either party provides the other party with written notice that it will not renew the lease within ninety days of the current term. The renewal options have not been included in the Company’s operating lease right-of-use asset and liability, as the Company is not reasonably certain to exercise such options as of September 30, 2025. The Company’s monthly rent payments under the lease are currently $17,767 per month.

In connection with the Acquisition, the Company also assumed an operating lease with Aligned Data Centers (Phoenix) PropCo, LLC (“ADC”) for a data center that includes office and storage space located at 2500 W. Union Hills Drive, Phoenix Arizona. As of the Closing Date, the lease with ADC was set to expire on August 30, 2025, subject to automatically one-year renewals thereafter, unless either party provided a notice of non-renewal within six months of the current term. Since the Company was not reasonably certain to exercise such options, and the remaining lease term did not extend beyond twelve months of the Closing Date, the Company applied the short-term measurement and recognition exemption in ASC Topic 842, Leases, as of January 2, 2025. On January 24, 2025, the Company entered into a lease extension agreement with ADC, which extends the lease period by two years to August 30, 2027. Since the lease extension agreement resulted in a lease term greater than twelve months, the Company recorded an operating lease right-of-use asset and liability on January 24, 2025, which includes the remaining lease term of approximately seven months and two-year extension term. The lease extension agreement modified the automatic renewal term from one year to two years, which has not been included in the Company’s operating lease right-of-use asset and liability, as the Company is not reasonably certain exercise such options as of September 30, 2025. The Company’s monthly rent payments under the lease are currently $53,853 per month.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2025, the Company had no long-term leases that were classified as financing leases and did not have additional operating or financing leases that had not yet commenced.

As of September 30, 2025, the Company had operating lease liabilities of approximately $1,352,726 (of which $788,138 is classified as short-term liabilities and $564,588 is classified as long-term liabilities) and operating lease right-of-use assets of approximately $1,353,588, all of which are included in the accompanying condensed consolidated balance sheets.

Total rent expense for the three and nine months ended September 30, 2025 was $226,833 and $680,499 respectively, of which $11,775 and $21,625, respectively, was sublease income. Total rent expense for the three and nine months ended September 30, 2024 was $21,432, and $62,883, respectively, of which $1,500 and $4,500, respectively, was sublease income. Rent expense is recorded under general and administrative expense in the consolidated statements of operations.

The following table summarizes the Company’s operating leases for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Total Leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$226,833	$21,031	$682,512	$62,833

	At September 30, 2025	At December 31, 2024
Weighted average assumptions:
Remaining lease term	1.7	0.9
Discount rate	4.6%	2.3%

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2025, future minimum payments under non-cancelable operating leases were as follows:

For the year ended December 31,:	Amount
2025	$222,166
2026	789,270
2027	392,347

Total	1,403,783
Less: present value adjustment	(51,057)
Present value of minimum lease payments	$1,352,726
Current liability	$788,138
Long term liability	$564,588

13. Commitments and Contingencies

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

On August 29, 2024, the jury awarded the Company $65.7 million (the “Award”) in a jury verdict in connection with the Lawsuit. On October 8, 2024, an order granting a motion for final judgment (the “Final Judgment”) was entered into in the Court in connection with Lawsuit in favor of the Company in the amount of the Award and started the time for filing any post-trial motions or appeal.

In response to the Final Judgment, Cisco filed a motion for Judgment as a Matter of Law (“JMOL”) with the Court. On August 27, 2025, the Court denied Cisco’s JMOL as to validity and infringement. However, the Court granted Cisco’s motion for a new trial with respect to damages. On October 29, 2025, the Court ordered a motions hearing set for November 12, 2025.

Cisco also appealed the Court judgement of validity and infringement to the U.S. Court of Appeals for the Federal Circuit.

The exact amount of the Award proceeds to be received by the Company (including any interest related thereto) will be determined based on a number of factors and will reflect the deduction of significant litigation-related expenses, including legal fees. Consequently, the Company estimates that it would receive no more than one third of the gross proceeds in connection with the Award, subject to post-trial proceedings (including any potential additional appellate proceedings by Cisco).

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cisco ManyCam Litigation

On March 7, 2025, Cisco Systems, Inc. and Cisco Technology, Inc. filed a complaint against the Company in the U.S. District Court for the District of Delaware, alleging that the Company’s ManyCam software has infringed U.S. Patent Nos. 8,830,293 and 8,941,708 and seeking damages and injunctive relief. The Company intends to vigorously defend itself against these claims and believes that ManyCam is not infringing these patents and that the case is without merit. The Company has also filed inter partes reviews with respect to U.S. Patent Nos. 8,941,708 and 8,830,293 with the United States Patent and Trademark Office Patent Trial and Appeal Board, arguing that these two patents should not have been granted and should be invalidated. The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonably possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows. As of September 30, 2025, the Company had incurred approximately $0.5 million in expense for the three and nine months ended September 30, 2025 in defense of these claims.

Legal Proceedings

To our knowledge, other than as described above, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of September 30, 2025.

14. Credit Agreement and Revolving Promissory Note

On April 10, 2025, the Company, Intelligent Protection LLC, a wholly owned subsidiary of the Company (“IPM LLC” and, together with the Company, the “Borrowers”), and Newtek Bank, National Association (“Newtek Bank”), a subsidiary of Newtek, entered into that certain business loan agreement and that certain credit agreement and revolving promissory note (together, the “Loan Agreements”), which provide for a secured revolving line of credit to the Borrowers in the maximum amount of $1,000,000 on the terms and conditions set forth in the Loan Agreements (the “Facility”). The obligations of the Borrowers under the Loan Agreements are secured by substantially all of the assets of the Borrowers. The Company has included in restricted cash a certificate of deposit in the amount of $1,025,176 to collateralize this line of credit.

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

The rate at which borrowings under the Loan Agreements bear interest is determined by applying the applicable monthly periodic rate (the “Monthly Periodic Rate”) to the average daily balance of the Facility multiplied by the number of days in the month. The applicable Monthly Periodic Rate equals (i) the Annual Percentage Rate (defined below) (a) divided by 360, (b) multiplied by 365 and (c) divided by 12 (monthly). The Annual Percentage Rate is subject to change from time to time based on the rate index published by Newtek Bank plus a margin of 2.00%; provided, however, that in no event will the Annual Percentage Rate be less than 6.07%, nor will the Annual Percentage Rate exceed the maximum rate allowed by applicable law (the “Annual Percentage Rate”).

15. Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2025 and 2024, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2025 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2024, all amounts herein are unaudited.

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

Overview

We provide a comprehensive range of IT-related services, including dedicated server hosting, cloud hosting, data storage, managed security, backup and disaster recovery and other related services including consulting and implementing technology solutions for large enterprise and commercial clients across the United States as well as small-and-medium sized businesses. We continue to sell our ManyCam software, which is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools.

We have an over 20-year history of technology innovation and hold eight patents.

Our IT and Cloud-Based Solutions

We sell and provide a range of services across five core areas, each as further described below: managed IT security services, professional services, procurement services, secure private cloud hosting, managed backup and disaster recovery and web hosting.

Managed IT Security Services

Our managed IT security services provide clients with ongoing management and support of their IT systems and services under a subscription or contract-based model. Our managed IT security services include proactive monitoring, regular system maintenance, comprehensive cybersecurity management, data backup and disaster recovery, as well as help desk support for users.

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

Procurement Services

We offer two types of procurement services to our customers. We can either: (i) obtain software and hardware products on behalf of our customers, in which case our vendors drop ship the products to our end customer, or (ii) obtain hardware or software on behalf of our end customers and perform additional configuration and/or add additional inputs to the products before the products are shipped to our customer. In the instance where we sell hardware and software products as a solution bundled with services, we typically obtain the products or software from our vendors, add the additional inputs/configuration as detailed in the customer contract and then ship the products to the end customer.

Secure Private Cloud Hosting

Our secure private cloud hosting offerings include a digital infrastructure which consists of dedicated and fully isolated cloud environments designed to deliver security, control and compliance for the business-critical applications and client data. We operate a secure private cloud from private suites in completely isolated areas that are leased within two Tier 3 data center facilities located in Phoenix, Arizona and Edison, New Jersey (the “Data Centers”), pursuant to license agreements that extend until 2027 and 2026, respectively. Although we do not own or operate the Data Centers, we aim to use the high-level operations and standards provided by the Data Centers through our license agreements to provide our customers with secure and flexible cloud services.

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

Web Hosting

Our web hosting services consist of several advanced security measures, including Secure Sockets Layer and Transport Layer Security (“SSL/TLS”) encryption, firewalls, distributed denial-of-service (“DDoS”) protection, malware scanning and secure server configurations. Our web hosting services include features such as regular data backups, web application firewalls, strict access control policies and continuous monitoring and expert support, all of which are intended to ensure our customers’ compliance with industry standards and provide a reliable and secure environment for our customers’ online presence. Revenue from web hosting is included with managed information technology revenue in the statement of operations.

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

Third Quarter 2025 Operational Highlights

Operational highlights during the three and nine months ended September 30, 2025:

●	selected by Hewlett Packard Enterprise to be an accredited partner for its HPE Private Cloud AI solution;

●	announced the initiation of a collaboration with IT Ally, a trusted business and technology services provider focused on lower middle-market private equity firms and their portfolio companies;

●	began offering Aura to our customers, a leading AI-powered online safety solution for individuals and families, to help minimize the impact of data breaches, scams and other online threats on consumers;

●	entered into a reseller agreement with MindsDB, a leading open-source AI platform that delivers AI analytics capabilities for complex business questions, that can operate anywhere (on-prem, VPC, serverless). We intend to also become a Starter Minds customer and integrate MindsDB’s technology into our own operations for greater workflow efficiency;

●	rolled out our “Heroes Program” in October 2025 to provide a 10% discount for all of our products and services to all existing and future customers who qualify as Military, First Responder, Healthcare, Teachers or Veterinary business owners;

●	for the three months ended September 30, 2025 revenue totaled $6.2 million compared to $0.3 million for the prior year period, as the prior year revenue represented subscriptions sales from ManyCam software, our continuing operations and did not include revenue from discontinued operations. Total revenue increased by approximately 9.0% from the prior quarter;

●	for the nine months ended September 30, 2025 revenue totaled $17.5 million compared to $0.8 million for the prior year period;

●	operating loss from continuing operations for the three months ended September 30, 2025 was $1.4 million and included $0.7 million of non-cash expense, consisting of amortization and depreciation of $0.6 million ($0.5 million of which represented amortization on newly acquired intangible assets), as well as $0.1 million of non-cash share based compensation, compared to an operating loss from continuing operations of $1.5 million for the three months ended September 30, 2024, which included subscriptions sales from ManyCam software as well as all of our general and administrative expenses, which included all professional fees and public company expenses;

●	operating loss from continuing operations for the nine months ended September 30, 2025 was $3.9 million and included $2.3 million of non-cash expense, consisting of amortization and depreciation of $2.0 million ($1.6 million of which represented amortization on newly acquired intangible assets), as well as $0.3 million of non-cash share based compensation, compared to a net loss from continuing operations of $2.1 million for the three months ended September 30, 2024, which included subscriptions sales from ManyCam software as well as all of our general and administrative expenses, which included all professional fees and public company expenses;

●	net loss for the three months ended September 30, 2025 totaled $1.1 million compared to a net loss of $1.5 million for the three months ended September 30, 2024, a decrease of 3% over the prior quarter. Net loss for the nine months ended September 30, 2025 totaled $1.3 million compared to a net loss of $2.9 million for the nine months ended September 30, 2024; net loss for the three and nine months ended September 30, 2025 included approximately $0.5 million of litigation expenses incurred in connection with the Company’s Cisco ManyCam Litigation (as described and defined below). During the nine months ended September 30, 2025, the increase in net loss was offset by us recording an income tax benefit during the first quarter of 2025 of approximately $2.1 million in connection with the Transactions;

●	Adjusted EBITDA for the three months ended September 30, 2025 was negative $0.3 million compared to negative $1.5 million for the three months ended September 30, 2024, an improvement of 82% over the prior quarter. Adjusted EBITDA for the nine months ended September 30, 2025 was negative $1.1 million compared to negative $2.9 million for the nine months ended September 30, 2024;

●	we had cash provided by operations of $0.1 million and $1.0 million for the three and nine months ended September 30, 2025; and

●	at September 30, 2025 we had $8.3 million of cash and cash equivalents, including $1.0 million of restricted cash, on our balance sheet and no long-term debt.

Fourth Quarter 2025 Business Objectives

For the near term, our business objectives include:

●	continuing the integration of our comprehensive range of IT-related solutions as well as introducing new partners and optimizing expenses;

●	incorporating ManyCam as an offering for our new customers and seeking to optimize our cross-selling efforts with our other technology solutions;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other assets or entities that are synergistic to our businesses; and

●	continuing to defend our intellectual property.

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

When a cloud-based service includes both on-premise software licenses and cloud services, judgment is required to determine whether the software license is considered distinct and, therefore, accounted for separately, or not distinct and, therefore, accounted for together with the cloud service and recognized over time. Certain cloud services depend on a significant level of integration, interdependency and interrelation between the desktop applications and cloud services and are accounted for together as one performance obligation. Revenue from such cloud services is recognized ratably over the period in which the cloud services are provided. The unearned portion of revenue from cloud services is presented as deferred revenue in our consolidated balance sheets.

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

Subscription Revenue

We also generate subscription revenue from monthly premium subscription services for our ManyCam software. Subscription revenues are presented net of refunds, credits and known and estimated credit card chargebacks. During the three and nine months ended September 30, 2025 and 2024, subscriptions were offered in durations of twelve-month and twenty-four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets.

Strategy

Our strategic vision is to be the premier provider of secure, reliable and customer-focused IT solutions. We are committed to delivering scalable and compliant infrastructure through advanced cloud hosting, managed services, cybersecurity and disaster recovery offerings. By prioritizing security at every layer of our technology stack, we safeguard our clients’ data and operations against evolving threats. Our emphasis on reliability ensures consistent performance and uptime, enabling businesses to operate with confidence and continuity. Above all, we strive to exceed expectations through exceptional customer service, building lasting partnerships and delivering strategic value that empowers our clients to thrive in a dynamic digital landscape.

Customer acquisition remains a key focus to growth, and we are actively investing in sales and marketing to expand our footprint across strategic verticals. In addition, we are exploring targeted M&A opportunities that complement our core capabilities and accelerate our market reach. As part of our innovation roadmap, we are also evaluating ways to integrate artificial intelligence into our service offerings to help clients improve operational efficiency, enhance security and unlock new value from their data.

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

Sales marketing and product development expense

Sales marketing and product development expense consists primarily of (i) advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel and consultants engaged in sales and sales support marketing and development functions and (ii) development of the technology of our applications, and consultant-related costs that are not capitalized for personnel engaged in the design, testing and enhancement of service offerings. Advertising and promotional spend includes online marketing, including fees paid to search engines and offline marketing, which primarily consists of partner-related payments to those who direct traffic to our brands.

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

Litigation expenses

Litigation expenses relate to expenses incurred in defense of the Cisco ManyCam Litigation (as described and defined below).

Factors Affecting the Comparability of Our Financial Condition and Results of Operations

As described above in the “Recent Developments” section, we completed the Transactions in January 2025. As a result, our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward. For more information on the Transactions, see Note 3, Acquisition and Note 7, Discontinued Operations, in Part I, Item 1, Financial Statements, of this Form 10-Q.

Key Metrics

Our management relies on certain non-GAAP financial measures to manage and evaluate our business. The non-GAAP financial measures set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our advertising and marketing efforts and assess operational efficiencies. Adjusted EBITDA is discussed below. We also discuss “Devices Under Management” and net cash provided by operating activities under the “Liquidity and Capital Resources” section below.

	Three Months Ended		Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
	2025	2024	2025	2024
Net cash provided by (used in) operating activities – continuing operations	$133,037	$(821,418)	$989,142	$(924,628)

Operating loss from continuing operations	$(1,435,762)	$(1,487,374)	$(3,899,388)	$(3,543,434)
Loss from continuing operations as a percentage of total revenues	(22.9)%	(540.0)%	(22.3)%	(432.9)%
Net loss from continuing operations	$(1,083,070)	$(1,307,899)	$(1,324,568)	$(2,855,857)
Net loss from continuing operations as a percentage of total revenues	(17.4)%	(474.9)%	(7.6)%	(348.9)%
Net loss	$(1,083,070)	(1,509,250)	$(1,324,568)	(2,935,708)
Adjusted EBITDA	$(260,121)	$(1,449,381)	$(1,120,667)	$(2,882,905)

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net income (loss) adjusted to exclude interest (income) expense, net, other (income) expense, net, income tax (benefit) expense, depreciation and amortization expense, stock-based compensation expense, net loss from discontinued operations and litigation expenses relating to the Cisco ManyCam Litigation. Prior to the fiscal quarter ended September 30, 2025, the Company did not exclude litigation expenses related to the Cisco ManyCam Litigation in calculating Adjusted EBTIDA as they were not material. However, after reevaluation, the Company has determined that presenting Adjusted EBITDA without excluding such costs provides less valuable information about the Company’s core operations. As a result, beginning with the fiscal quarter ended September 30, 2025, litigation expenses related to the Cisco ManyCam Litigation are now excluded from the calculation of Adjusted EBITDA.

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

Limitations of Adjusted EBITDA

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA does not reflect, among other things: cash capital expenditures for assets underlying depreciation and amortization expense that may need to be replaced or for new capital expenditures; interest income, net; other expense, net; the potentially dilutive impact of stock-based compensation; the provision for income taxes; litigation expenses incurred in connection with our patent defense against Cisco Systems, Inc. and Cisco Technology, Inc. (the “Cisco ManyCam Litigation”); and net loss from discontinued operations. Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

	Three Months Ended		Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
	2025	2024	2025	2024
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(1,083,070)	$(1,307,889)	$(1,324,568)	$(2,855,257)
Net loss from discontinued operations	--	(201,361)	--	(80,451)
Interest income, net	(102,856)	(157,517)	(273,176)	(453,732)
Income tax expense, discontinued operations	--	1,201	--	100
Income tax benefit	(249,836)	(21,968)	(2,237,894)	(88,176)
Other income, net	--	--	(63,750)	(146,269)
Litigation expenses relating to the Cisco ManyCam Litigation	507,181	--	507,181	--
Depreciation and amortization expense	624,544	205,584	1,982,235	616,750
Stock-based compensation expense	43,916	32,569	289,305	124,130
Adjusted EBITDA	$(260,121)	$(1,449,381)	$(1,120,667)	$(2,882,905)

Devices Under Management

Devices under management represent the number of endpoints, servers, and network devices that are outsourced to us under managed services agreements. It is derived directly from our contract management system and adjusted monthly for additions and retirements (if any). Management uses this metric to measure growth and a measure of customer confidence in our ability to manage devices on their behalf. As of September 30, 2025, we had over 9,000 devices under management.

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
	2025	2024	2025	2024
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	49.3%	20.5%	48.1%	23.3%
Sales marketing and product development expense	13.5%	90.6%	14.0%	94.4%
General and administrative expense	42.0%	454.4%	46.0%	339.9%
Depreciation and amortization	10.0%	74.6%	11.3%	75.4%
Litigation expenses relating to the Cisco ManyCam Litigation	8.1%	--	2.3%	--
Total costs and expenses	123.0%	640.0%	122.3%	533.0%
Loss from continuing operations	(23.0)%	(540.0)%	(22.3)%	(433.0)%
Other income, net	1.6%	57.2%	1.9%	73.3%
Loss from continuing operations before income tax benefit	(21.4)%	(482.8)%	(20.4)%	(359.7)%
Income tax expense (benefit)	4.0%	8.0%	12.8%	10.8%
Net loss from continuing operations	(17.4)%	(474.8)%	(8.2)%	(348.9)%
Loss from discontinued operations, net of income tax expense	--	(73.1)%	--	(9.8)%
Net loss	(17.4)%	(547.9)%	(7.6)%	(358.7)%

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenue

Total revenue increased by 2,164.9% to $6,238,019 for the three months ended September 30, 2025 from $275,420 for the three months ended September 30, 2024. This increase was driven by new revenue streams acquired in connection with the Acquisition and the fact that revenue for the prior year period did not include revenue from discontinued operations.

The following table sets forth our total revenue for the three months ended September 30, 2025 and the three months ended September 30, 2024, the increase between those periods, the percentage change between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	September 30, (unaudited)		$	%	September 30, (unaudited)
	2025	2024	Increase (Decrease)	Increase (Decrease)	2025	2024
Managed information technology	$3,791,746	--	3,791,746	--	60.8%	--
Procurement revenue	1,697,854	--	1,697,854	--	27.2%	--
Professional services revenue	476,198	--	476,198	--	7.6%	--
Subscription revenue	272,221	275,420	(3,199)	(1.2)%	4.4%	100.0%
Total revenues	$6,238,019	$275,420	$5,962,599	2195.6%	100.0%	100.0%

Our subscription revenue for the three months ended September 30, 2025 relates to the sales from our ManyCam software, which decreased by $3,199, or 1.2%, as compared to the three months ended September 30, 2024.

Costs and Expenses

Total costs and expenses for the three months ended September 30, 2025 increased by $5,910,987, or 447.0%, as compared to the three months ended September 30, 2024. The following table presents our costs and expenses for the three months ended September 30, 2025 and 2024, the increase between those periods and the percentage increase between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	September 30, (unaudited)		$	%	September 30, (unaudited)
	2025	2024	Increase	Increase	2025	2024
Cost of revenue	$3,076,333	$56,339	$3,019,994	4134.9%	49.3%	20.5%
Sales marketing and product development expense	844,463	249,408	595,055	231.2%	13.5%	90.6%
General and administrative expense	2,621,260	1,251,463	1,369,797	174.2%	42.0%	454.4%
Depreciation and amortization	624,544	205,584	418,960	203.8%	10.0%	74.6%
Litigation expenses relating to the Cisco ManyCam Litigation	507,181	--	507,181	--	8.1%	--
Total costs and expenses	$7,673,781	$1,762,764	$5,910,987	447.0%	122.9%	640.1%

Cost of revenue

Our cost of revenue for the three months ended September 30, 2025 increased by $3,019,994, or 4,134.9%, as compared to the three months ended September 30, 2024. This increase was primarily due to an increase in the expenses related to the new revenue streams acquired in connection with the Acquisition, including but not limited to, costs associated with procurement equipment and related costs of $1,291,143, managed services expenses of $1,450,028, subscriptions and licensing of $647,974, professional and consulting costs of $252,112 web hosting expense of $135,188 and rent related to our Data Centers of $82,692.

Sales marketing and product development expense

Our sales marketing and product development expense for the three months ended September 30, 2025 increased by $595,055, or 231.2%, as compared to the three months ended September 30, 2024. The increase in sales marketing and product development expense for the three months ended September 30, 2025 was primarily due to an increase in salary-related expenses of approximately $492,208 and commissions of $148,102 earned by the Company’s sales team to service and grow its customer base. In addition, consulting expenses totaled $78,914 related to marketing activities. As a result of the Transactions, headcount on our sales team increased from zero in the prior year period to approximately 15 people in the current period, and their associated salaries are included in sales marketing and product development expense for the three months ended September 30, 2025.

General and administrative expense

Our general and administrative expense for the three months ended September 30, 2025 increased by $1,369,797, or 174.2%, as compared to the three months ended September 30, 2024. The increase in general and administrative expenses for the three months ended September 30, 2025 was primarily due to legal and accounting expenses of $315,900 and $51,239, respectively. In addition, the Company incurred public company expenses of $209,157, rent expense of $91,762 in connection with our office and Data Centers and insurance costs of $205,411. Salary and salary related expenses totaled $1,515,582 for the three months ended September 30, 2025, plus $43,916 of non-cash share-based compensation. As a result of the Transactions, headcount increased from four individuals in the prior year period to approximately 41 individuals in the current period, and their associated salary and salary related costs are included in general and administrative expenses for the three months ended September 30, 2025.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by $481,960 to $624,544 for the three months ended September 30, 2025. The increase relates to increased amortization and depreciation in connection with the intangible and fixed assets acquired in the Acquisition.

Litigation expenses

Litigation expense totaled $507,181 for the three months ended September 30, 2025 and related to the costs incurred in connection with the Cisco ManyCam Litigation.

Non-Operating Income

The following table presents the components of non-operating income for the three months ended September 30, 2025 and the three months ended September 30, 2024, the decrease between those periods and the percentage decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	September 30, (unaudited)		$	%	September 30, (unaudited)
	2025	2024	(Decrease)	(Decrease)	2025	2024
Interest income, net	$102,856	$157,517	$(54,661)	(37.9)%	1.6%	57.2%
Total non-operating income	$102,856	$157,517	$(54,661)	(37.9)%	1.6%	57.2%

Non-operating income for the three months ended September 30, 2025 was $102,856, a decrease of $54,661, or 37.9%, as compared to non-operating income of $157,517 for the three months ended September 30, 2024. The decrease in interest income was primarily a result of a decrease in the amount of principal the Company invested and at varying interest rates.

Income Taxes

Our provision for income taxes consists of federal, foreign and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the three months ended September 30, 2025, the Company recorded an income tax benefit of $249,836 consisting primarily of federal, foreign, state and local taxes. For the three months ended September 30, 2024, the Company recorded an income tax benefit of $21,968, consisting primarily of federal, foreign, state and local taxes.

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act”, into law. In accordance with U.S. GAAP, we will account for the tax effects of changes in tax law in the period of enactment which is in the third quarter of 2025. We are currently in the process of analyzing the tax impacts of the law change but we do not expect a material impact on our effective tax rate.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenue

Total revenue increased by 2,035.7% to $17,478,656 for the nine months ended September 30, 2025 from $818,401 for the nine months ended September 30, 2024. This increase was driven by new revenue streams acquired in connection with the Acquisition and the fact that revenue for the prior year period did not include revenue from discontinued operations.

The following table sets forth our total revenue for the nine months ended September 30, 2025 and the nine months ended September 30, 2024, the increase between those periods, the percentage increase between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Nine Months Ended				Nine Months Ended
	September 30, (unaudited)		$	%	September 30, (unaudited)
	2025	2024	Increase	Increase	2025	2024
Managed information technology	$10,857,333	--	10,857,333	--	62.1%	--
Procurement revenue	3,897,634	--	3,897,634	--	22.3%	--
Professional services revenue	1,891,620	--	1,891,620	--	10.8%	--
Subscription revenue	832,069	818,401	13,668	1.7%	4.8%	100.0%
Total revenues	$17,478,656	$818,401	$16,660,255	2,035.7%	100.0%	100.0%

Our subscription revenue for the nine months ended September 30, 2025 relates to the sales from our ManyCam software, which increased by $13,668, or 1.7%, as compared to the nine months ended September 30, 2024. The increase in subscription revenue was primarily driven by an increase in new subscribers to our ManyCam software.

Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2025 increased by $17,016,209, or 390.1%, as compared to the nine months ended September 30, 2024. The following table presents our costs and expenses for the nine months ended September 30, 2025 and 2024, the increase between those periods, the percentage increase between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Nine Months Ended				Nine Months Ended
	September 30, (unaudited)		$	%	September 30, (unaudited)
	2025	2024	Increase	Increase	2025	2024
Cost of revenue	$8,398,445	$191,012	$8,207,433	4296.8%	48.0%	23.3%
Sales marketing and product development expense	2,449,224	772,595	1,676,629	217.0%	14.0%	94.4%
General and administrative expense	8,040,958	2,781,478	5,259,480	189.1%	46.0%	339.9%
Depreciation and amortization	1,982,236	616,750	1,365,499	221.4%	11.3%	75.4%
Litigation expenses relating to the Cisco ManyCam Litigation	507,181	--	507,181	--	2.9%	--
Total costs and expenses	$21,378,044	$4,361,835	$17,016,209	390.1%	122.2%	533.0%

Cost of revenue

Our cost of revenue for the nine months ended September 30, 2025 increased by $8,207,433, or 4,296.8%, as compared to the nine months ended September 30, 2024. This increase was primarily due to an increase in the expenses related to the new revenue streams acquired in connection with the Acquisition, including but not limited to, costs associated with procurement equipment and related costs of $3,013,042, managed services expenses of $1,535,181, subscriptions and licensing of $1,736,639, professional and consulting costs of $854,812, web hosting expense of $413,394 and rent related to our Data Centers of $248.076.

Sales marketing and product development expense

Our sales marketing and product development expense for the nine months ended September 30, 2025 increased by $1,676,629 or 217.0%, as compared to the nine months ended September 30, 2024. The increase in sales marketing and product development expense for the nine months ended September 30, 2025 was primarily due to an increase in salary-related expenses of approximately $1,480,167 and commissions of $415,861 earned by the Company’s sales team to service and grow its customer base. In addition, consulting expenses totaled $148,731 related to marketing activities. As a result of the Transactions, headcount on our sales team increased from zero in the prior year period to approximately 15 people in the current period, and their associated salary costs are included in sales marketing and product development expense for the nine months ended September 30, 2025.

General and administrative expense

Our general and administrative expense for the nine months ended September 30, 2025 increased by $5,259,480, or 189.1%, as compared to the nine months ended September 30, 2024. The increase in general and administrative expenses for the three months ended September 30, 2025 was primarily due to legal and accounting expenses of $469,139 and $640,948, respectively. In addition, the Company incurred public company expenses of $507,163, rent expense of $290,409 in connection with our office and Data Centers and insurance costs of $611,007. Salary and salary related expenses totaled $4,580,716 for the nine months ended September 30, 2025, plus $289,308 of non-cash share-based compensation. As a result of the Transactions, headcount increased from four individuals in the prior year period to approximately 41 individuals in the current period, and their associated salary and salary related costs are included in general and administrative expenses for the nine months ended September 30, 2025. Of the total expenses described above, approximately $334,970 were one-time expenses related to the Transactions.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by $1,365,486 to $1,982,236 for the nine months ended September 30, 2025. The increase relates to increased amortization and depreciation in connection with the intangible and fixed assets acquired in the Acquisition.

Litigation expenses

Litigation expense totaled $507,181 for the nine months ended September 30, 2025 and related to the costs incurred in connection with the Cisco ManyCam Litigation.

Non-Operating Income

The following table presents the components of non-operating income for the nine months ended September 30, 2025 and the nine months ended September 30, 2024, the decrease between those periods, the percentage decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Nine Months Ended				Nine Months Ended
	September 30, (unaudited)		$	%	September 30, (unaudited)
	2025	2024	(Decrease)	(Decrease)	2025	2024
Interest income, net	$273,176	$453,732	$(180,556)	(39.8)%	1.6%	55.4%
Other income, net	63,750	146,269	(82,519)	(56.4)%	0.3%	17.9%
Total non-operating income	$336,926	$600,001	$(263,075)	(43.8)%	1.9%	73.3%

Non-operating income for the nine months ended September 30, 2025 was $336,926, a decrease of $263,075, or 43.8%, as compared to non-operating income of $600,001 for the nine months ended September 30, 2024. The decrease was primarily a result of a decrease in the amount of principal the Company invested and at varying interest rates. Other income for the nine months ended September 30, 2025 related to the sale of a domain name that the Company is not using. During the nine months ended September 30, 2024 other income included proceeds from a class action lawsuit against a service provider.

Income Taxes

Our provision for income taxes consists of federal, foreign and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the nine months ended September 30, 2025, the Company recorded an income tax benefit of $2,237,894 primarily related to a partial release of its valuation allowance as the Acquisition created a source of future taxable income allowing for the recognition of certain deferred tax assets. For the nine months ended September 30, 2024, the Company recorded an income tax benefit of $88,176, consisting primarily of federal, foreign, state and local taxes.

Liquidity and Capital Resources

	Nine Months Ended September 30, (unaudited)
	2025	2024
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities – continuing operations	$989,142	$(924,628)
Net cash used in operating activities – discontinued operations	--	(627,108)
Net cash used in investing activities	(4,280,149)	--
Net cash provided by financing activities	1,048,952	39,772
Net decrease in cash, cash equivalents and restricted cash	$(2,242,055)	$(1,511,964)

Currently, our primary source of liquidity is cash on hand and cash available through the Facility. As of the date of this report, no amounts were outstanding under the Facility.

We believe that our cash and cash equivalents balance, our cash available through the Facility and our expected cash flows from operations will be sufficient to meet all of our financial obligations for one year from the date these financial statements are issued. As of September 30, 2025, we had $8,346,479 of cash and cash equivalents, which included $1,025,176 of restricted cash.

Additionally, we expect our long-term liquidity position will be sufficient to meet our long-term liquidity needs with cash flows from operations and financing arrangements. However, in the event of changes in business conditions or other developments, including a sustained market deterioration, unanticipated regulatory developments, significant acquisitions, competitive pressures, or to the extent our liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, we may need additional liquidity. To the extent we elect to finance our long-term liquidity needs, we believe that the potential financing capital available to us in the future will be sufficient.

Our primary use of working capital is related to investment in marketing initiatives to grow the business in order to maintain and create new services and features in applications for our clients and users. In the future, we may seek to grow our business by expending our capital resources to fund strategic acquisitions, investments and partnership opportunities.

Stock Repurchase Plan

On May 8, 2025, the Board approved the Stock Repurchase Plan for up to $400,000 of our outstanding common stock, which expires on the one-year anniversary of such date. We intend to utilize the Stock Repurchase Plan to minimize the dilutive impact of awards granted under our equity incentive plans and to repurchase shares opportunistically. Shares of common stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 plans. The Stock Repurchase Plan does not obligate us to repurchase any shares of common stock, and the Stock Repurchase Plan may be modified, suspended, extended or terminated at any time by our Board. The actual timing, number and value of shares repurchased will be determined by a committee of the Board at its discretion and will depend on a number of factors, including the market price of our common stock, general market and economic conditions, alternative investment opportunities and other corporate considerations. As of September 30, 2025, 151,258 shares of common stock had been repurchased pursuant to the Stock Repurchase Plan.

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

The Divestiture

On January 2, 2025, we completed the sale to Meteor Mobile of the Transferred Assets. The consideration delivered by Meteor Mobile to us at the closing of the Divestiture consisted of (i) $1,350,000 in cash and (ii) the assumption of all of the liabilities of the Sellers arising out of, or relating to, the Business or the Transferred Assets, other than certain excluded liabilities. In addition to the Divestiture Closing Consideration, we are entitled to receive, with respect to each Earn-Out Period, as defined and described below, certain payments in cash based on the cash revenue, net of any refunds, received by Meteor Mobile that is attributable to the Business (such cash revenue, the “Legacy Business Revenue”), as follows:

●	from the six-month period beginning on July 1, 2025 and ending on December 31, 2025 (“Earn-Out Period 1”), an amount equal to (i) for any Legacy Business Revenue greater than or equal to $3,500,000 and less than $4,250,000, the amount of such Legacy Business Revenue multiplied by 0.30 plus (ii) for any Legacy Business Revenue greater than or equal to $4,250,000, the amount of such Legacy Business Revenue in excess of $4,250,000 multiplied by 0.40; and

●	from each of the twelve-month period beginning on January 1, 2026 and ending on December 31, 2026 (“Earn-Out Period 2”), the twelve-month period beginning on January 1, 2027 and ending on December 31, 2027 (“Earn-Out Period 3”) and the twelve-month period beginning on January 1, 2028 and ending on December 31, 2028 (“Earn-Out Period 4” and collectively with Earn-Out Period 1, Earn-Out Period 2 and Earn-Out Period 3, the “Earn-Out Periods”), an amount equal to (i) for any Legacy Business Revenue greater than or equal to $7,000,000 and less than $8,500,000, the amount of such Legacy Business Revenue multiplied by 0.30 plus (ii) for any Legacy Business Revenue greater than or equal to $8,500,000, the amount of such Legacy Business Revenue in excess of $8,500,000 multiplied by 0.40 (the aggregate amount, if any, earned during the Earn-Out Periods, the “Divestiture Earn-Out Amount”).

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

Operating Activities

Net cash provided by operating activities was $989,142 for the nine months ended September 30, 2025, as compared to net cash used in operating activities of $1,551,736 for the nine months ended September 30, 2024. The increase in the amount of cash provided by operations for the nine months ended September 30, 2024 was primarily attributed to the change in the business activities of the Company following the Transactions compared to the nine months ended September 30, 2024, specifically, the collection of accounts receivable, and the timing of payment of payables, netted against amounts collected by the Company during the second quarter following the Divestiture due to Meteor Mobile and paid subsequent to quarter end of $0.4 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $4,280,149 and related to the cash consideration paid by the Company to Newtek in connection with the Acquisition as well as the acquisition of fixed assets. There was no cash used in or provided by investing activities for the nine months ended September 30, 2024.

Financing Activities

Net cash provided by financing activities was $1,048,952 for the nine months ended September 30, 2025, which was attributed to the $1,350,000 received in connection with the Divestiture netted against the $301,048 used in connection with the Stock Repurchase Plan. There was $39,772 cash provided by financing activities for the nine months ended September 30, 2024 related to the exercise of employee stock options.

Contractual Obligations and Commitments

There have been no other material changes to our contractual obligations and commitments disclosed in the contractual obligations and commitments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements.

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

Based on the evaluation as of September 30, 2025, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Cisco WebEx Patent Litigation

On July 23, 2021, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit (the “Lawsuit”) against WebEx Communications, Inc., Cisco WebEx LLC and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas (the “Court”). The Company alleged that certain of Cisco’s products have infringed U.S. Patent No. 6,683,858, and that the Company was entitled to damages.

On August 29, 2024, the jury awarded the Company $65.7 million (the “Award”) in a jury verdict in connection with the Lawsuit. On October 8, 2024, an order granting a motion for final judgment (the “Final Judgment”) was entered into in the Court in connection with Lawsuit in favor of the Company in the amount of the Award and started the time for filing any post-trial motions or appeal.

In response to the Final Judgment, Cisco filed a motion for Judgment as a Matter of Law (“JMOL”) with the Court. On August 27, 2025, the Court denied Cisco’s JMOL as to validity and infringement. However, the Court granted Cisco’s motion for a new trial with respect to damages. On October 29, 2025, the Court ordered a motions hearing set for November 12, 2025.

Cisco also appealed the Court judgement of validity and infringement to the U.S. Court of Appeals for the Federal Circuit.

The exact amount of the Award proceeds to be received by the Company (including any interest related thereto) will be determined based on a number of factors and will reflect the deduction of significant litigation-related expenses, including legal fees. Consequently, the Company estimates that it would receive no more than one third of the gross proceeds in connection with the Award, subject to post-trial proceedings (including any potential additional appellate proceedings by Cisco).

Cisco ManyCam Litigation

On March 7, 2025, Cisco Systems, Inc. and Cisco Technology, Inc. filed a complaint against the Company in the U.S. District Court for the District of Delaware, alleging that the Company’s ManyCam software has infringed U.S. Patent Nos. 8,830,293 and 8,941,708 and seeking damages and injunctive relief. The Company intends to vigorously defend itself against these claims and believes that ManyCam is not infringing these patents and that the case is without merit. The Company has also filed inter partes reviews with respect to U.S. Patent Nos. 8,941,708 and 8,830,293 with the United States Patent and Trademark Office Patent Trial and Appeal Board, arguing that these two patents should not have been granted and should be invalidated. The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonably possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows. As of September 30, 2025, the Company had incurred approximately $0.5 million in expense for the three and nine months ended September 30, 2025 in defense of these claims.

To our knowledge, other than as described above, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the Form 10-K during the three months ended September 30, 2025. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended September 30, 2025 that were not previously reported on a Current Report on Form 8-K.

Issuer Purchases of Common Stock

The following table details our repurchases of common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 – July 31, 2025	4,934	$1.90	4,934	$177,844
August 1, 2025 – August 31, 2025	34,032	$1.89	34,032	$113,470
September 1, 2025 – September 30, 2025	7,692	$1.89	7,692	$98,952
Total	46,658	$1.89	46,658

(1)	On May 8, 2025, we announced that our Board of Directors approved the Stock Repurchase Plan for up to $400,000 of our outstanding common stock, which expires on the one-year anniversary of such date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K.

The following exhibits are included herein or incorporated herein by reference:

Exhibit
Number	Description

2.1#	Agreement and Plan of Merger, dated August 11, 2024, by and among Paltalk, Inc., PALT Merger Sub 1, Inc., PALT Merger Sub 2, LLC, Newtek Technology Solutions, Inc. and NewtekOne, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on August 12, 2024 by the Company with the SEC).
2.2#***	Asset Purchase Agreement, dated November 7, 2024, by and among Paltalk, Inc., Paltalk Holdings, Inc. Paltalk Software, Inc., Camshare, Inc., A.V.M. Software, Inc., Vumber, LLC and Meteor Mobile Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on November 8, 2024 by the Company with the SEC).
3.1	Certificate of Incorporation of Intelligent Protection Management Corp. (as amended through May 8, 2025) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company filed on May 14, 2025 by the Company with the SEC).
3.2	Amended and Restated Bylaws of Intelligent Protection Management Corp. (as amended through January 2, 2025) (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Company filed on March 24, 2025 by the Company with the SEC).
3.3	Certificate of Designations of Series A Non-Voting Common Equivalent Stock of Intelligent Protection Management Corp. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of the Company filed on January 2, 2025 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Intelligent Protection Management Corp. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Intelligent Protection Management Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

***	Certain confidential information has been excluded pursuant to Item 601(b)(2)(ii) of Regulation S-K. Such excluded information is not material and is the type that Intelligent Protection Management Corp. treats as private or confidential.

†	Management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Protection Management Corp.

Date: November 12, 2025	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Intelligent Protection Management Corp.

Date: November 12, 2025	By:	/s/ Kara Jenny
Kara Jenny
Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)