Form 10-K
period 2025-12-31
INTELLIGENT PROTECTION MANAGEMENT CORP.
filed 2026-03-17
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2025

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $14,599,700.

As of March 13, 2026, the registrant had 9,085,729* shares of common stock outstanding.

*	Excludes 793,221 shares of common stock that are held as treasury stock by Intelligent Protection Management Corp.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A relating to the 2026 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	the possibility of security vulnerabilities, cyber-attacks and network disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions;

●	our ability to operate our secure private cloud through our data centers;

●	the intense competition in the industry in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	our ability to consummate favorable acquisitions and effectively integrate any companies or businesses that we acquire;

●	the impact of adverse economic and market conditions, including those related to fluctuations in inflation and geopolitical conflicts;

●	our reliance on a limited number of customers for a material portion of our revenues and income;

●	the impact of possible failures of our hardware systems and infrastructure at our data centers;

●	our reliance on network infrastructure, including Internet, telecommunications and fiber optic network connectivity providers;

●	the impact of real or perceived errors, failures or bugs in our customer solutions, software or technology;

●	our ability to attract new customers, retain existing customers and sell additional services to customers;

●	our reliance on Microsoft Corporation and others for software licenses and other intellectual property;

●	our reliance on our executive officers and consultants;

●	our ability to attract and retain qualified personnel;

●	our ability to obtain additional capital or financing when and if necessary, to execute our business plan, including through offerings of debt or equity or the sale of any of our assets;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to protect our intellectual property rights;

●	changes in laws, government regulations and policies and interpretations thereof; and

●	other events outside of our control.

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

ii

PART I

ITEM 1. BUSINESS

Company Overview

We provide a comprehensive range of IT-related services, including managed IT security services, secure private cloud hosting, managed backup and disaster recovery, professional services, procurement services, web hosting, and other related services including consulting and implementing technology solutions for large enterprise and commercial clients across the United States as well as small-and-medium sized businesses. We also offer and support our ManyCam software, which is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools. We have an over 20-year history of technology innovation and hold eight patents.

On January 2, 2025 (the “Closing Date”), we completed (i) the acquisition of Newtek Technology Solutions, Inc., a New York corporation (“NTS”), and such acquisition, the “Acquisition”), and (ii) the sale of our telecommunications services provider, “Vumber”, as well as our “Paltalk” and “Camfrog” applications and certain assets and liabilities related to such services provider and applications (such sale, the “Divestiture,” and, together with the Acquisition, the “Transactions”). Prior to the completion of the Transactions, we operated a network of consumer applications. Our product portfolio included Paltalk, Camfrog and Tinychat, which together hosted a large collection of video-based communities. Our other products included Vumber, a telecommunications service provider. Following the Divestiture, we are no longer engaged in the business of providing video-based, live streaming, virtual camera and telecommunications software to consumers, as and to the extent such businesses were previously conducted by us pursuant to the Vumber, Paltalk and Camfrog applications. In addition, prior to the Closing Date, we ceased all operations of our Tinychat service and application.

We were incorporated under the laws of the State of Delaware in 2005. Our principal executive office is located at 30 Jericho Executive Plaza Suite 400E, Jericho, NY 11753.

Our IT and Cloud-Based Solutions

We sell and provide a range of services across six core areas, each as further described below: (i) managed IT security services, (ii) secure private cloud hosting, (iii) managed backup and disaster recovery, (iv) professional services, (v) procurement services and (vi) web hosting.

1.	Managed IT Security Services

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

2.	Secure Private Cloud Hosting

Our secure private cloud hosting offerings include a digital infrastructure, which consists of dedicated and fully isolated cloud environments designed to deliver security, control and compliance for business-critical applications and client data.

We operate a secure private cloud from private suites in completely isolated areas that are leased within two Tier 3 data center facilities located in Phoenix, Arizona, and Edison, New Jersey (the “Data Centers”), pursuant to certain license agreements. As of December 31, 2025, the terms of the license agreements for the Data Centers located in Arizona and New Jersey extended through 2027 and 2026, respectively. Subsequent to year end, we amended our agreement with the Data Center in Phoenix, Arizona through August 31, 2032. Although we do not own or operate the Data Centers, we aim to use the high-level operations and standards provided by the Data Centers through our license agreements to provide our customers with secure and flexible cloud services. The Data Centers each conform to The Uptime Institute’s Tier 3 Certification, which is a globally recognized standard for validating critical data center infrastructure. The Tier 3 classification provides us with a degree of confidence that the Data Centers provide the necessary power, cooling, maintenance, and fault tolerance required for secure and reliable operations. Our critical infrastructure, hosted within the Data Centers, is designed to meet and exceed Tier 3 standards in all relevant categories. This allows us to deliver secure and compliant services to customers within heavily regulated industries, including financial services and healthcare, and other industries. Additionally, we incorporate a redundant, carrier-neutral network design for communications paths, along with multiple hosting locations for our services, which improve the availability and resilience of our cloud services.

We leverage state-of-the-art security measures, including data encryption, network segmentation, advanced firewalls, multi-factor authentication and continuous monitoring to safeguard against unauthorized access and cyber threats. We believe our secure private cloud hosting provides our clients with strong availability, data integrity and reliable performance, while meeting stringent compliance requirements. Our secure private cloud hosting solutions are backed by 24/7 support from our expert team, with the goal of delivering secure, flexible and resilient infrastructure tailored to each client’s unique business needs. We actively engage with third parties to enhance our secure private cloud offerings with artificial intelligence (“AI”) features and benefits. Revenue from such cloud services is recognized ratably over the period in which the cloud services are provided.

3.	Managed Backup and Disaster Recovery

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

4.	Professional Services

Our professional services include the design and implementation of a wide range of IT products and services, such as cybersecurity, software planning, IT infrastructure, data center design and configuration, hybrid or cloud computing solutions, website development, developing or integrating systems and software, and IT cost management. In addition, we are planning to launch an AI Data Readiness solution in the second quarter of 2026 that we believe will improve the reliability, security, and outcome of adopting AI technologies by assessing, structuring, and securing business data in a safe and effective manner.

5.	Procurement Services

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

6.	Web Hosting

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

Our ManyCam Software Product

In addition to our IT and cloud-based solutions, we offer and support our ManyCam software, which is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools. The ManyCam software provides multiple camera feeds, backgrounds and effects while also enabling users to share presentations, spreadsheets and documents. We cross sell ManyCam as an offering for our customers and seek to optimize our cross-selling efforts of ManyCam with our other technology solutions.

Customers

We serve a diverse customer base across various industries including, among others, finance, legal, healthcare and manufacturing, providing innovative solutions that enhance operational reliability and prevent cybersecurity risk.

Seasonality

Other than our procurement services, our business generally does not experience significant seasonality, and demand for our solutions remains steady throughout the year. Our procurement services experience a seasonal pattern, as revenues are typically lower as our customers get closer to the end of their budgeted spending periods, which generally tend to be the fourth quarter of a given fiscal year.

Employees and Human Capital

We are committed to fostering a diverse and inclusive workplace, investing in employee development, and maintaining a strong culture of innovation and collaboration. As of March 13, 2026, we had 53 full-time employees and one part-time employee. We believe that our future success depends, in part, on our continued ability to hire, assimilate and retain qualified personnel. We attract and retain employees by offering training, bonus opportunities, competitive salaries and a comprehensive benefits package.

Our Business Strategies

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

Acquiring and Investing in Complementary Technologies and Businesses

Our strategy also includes acquiring or investing in technologies, solutions or businesses that complement our business and cross-selling them to additional synergistic businesses. In furtherance of this strategy, we have strategically added specialized employees and complementary products and technologies to our existing business. In addition, we continue to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other assets or entities that are synergistic to our business.

Defend our Intellectual Property

As of the date of this report, we have a portfolio of eight issued patents. We have successfully defended certain of our intellectual property in the past and have historically generated revenue through licensing fees for the use of our patents. We intend to continue defending our intellectual property rights.

Marketing Strategy

We invest in advertising and marketing primarily for the purpose of acquiring clients for our products and solutions. By emphasizing our deep expertise in cloud infrastructure, cybersecurity and managed services, we differentiate from commodity providers through a consultative approach that drives strategic value. We aim to accelerate growth through targeted industry verticals, strategic partnerships, and direct client engagement, leveraging our proven ability to streamline IT operations, enhance security postures, and enable businesses to focus on their core objectives. We believe our proactive, high-touch service model ensures long-term client relationships and sustained competitive advantage in a rapidly evolving market.

We sell our solutions exclusively through our sales force. Our sales force is comprised of senior account executives that concentrate on named account territories, senior solution architects that provide dedicated support to our senior account executives and affiliate sales efforts, as well as other sales personnel that manage inbound leads from our website and referrals from NewtekOne, Inc. (“Newtek”) under our referral arrangement (as further described below). In addition to managing client relationships, our sales force is focused on expanding the number of solutions our customers purchase from us by introducing them to additional solutions. We also utilize search engine optimization, search engine marketing, generative engine optimization and targeted marketing campaigns in furtherance of our goals.

Competition and Our Industry

Competition in our industry remains fierce. The market for cloud-managed IT and cybersecurity solutions is extremely dynamic and is undergoing constant change. We believe this environment creates significant opportunities for us as well as our direct and indirect competitors. Our principal competitors are managed IT service providers, such as Konica Minolta Business Solutions, Rackspace Technology, Inc., Cognizant Technology Solutions Corporation, NTT Ltd., All Covered, Flexential, DXC Technology Company, Logicalis Group, Insight Enterprises, Inc. and CDW Corporation.

Many of our competitors have substantially greater financial, managerial, technological and other resources than we do and may be more effective at developing, promoting and supporting their products. Additionally, our competitors may offer products and services that we do not provide, which may have desirable features or may be offered at lower prices. In addition, many of our competitors have more extensive customer bases and broader customer relationships than we have, including relationships with our potential customers. Additionally, we have arrangements with several third-party partners that enable us to incorporate AI features into our secure private cloud offerings. Developments in the AI sector are occurring at a rapid pace, and our competitors’ services may already include similar or superior AI features.

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

Governmental Regulations and Other Compliance Obligations

We are subject to a number of U.S. federal and state laws, regulations and policies that affect companies conducting business on the internet, many of which are still evolving and being litigated in the courts and could be interpreted in ways that could harm our business. These laws and regulations may involve, among other things, AI, intellectual property, distribution of content, electronic contracts, competition, wiretapping, consumer protection and taxation. The application and interpretation of these laws, regulations and policies are often uncertain and may have unpredictable consequences, particularly in the new and rapidly evolving industry in which we operate.

We are subject to periodic examination by regulators under the authority of the Federal Financial Institutions Examination Council (“FFIEC”) under its Guidance on the Supervision of Technology Services Providers and the Gramm-Leach-Bliley Act of 1999, and federal, state and other laws that apply to technology service providers for financial institutions, as a result of the services we provide to the institutions and entities they regulate. As a technology service provider, we are examined by federal financial regulators on a rotating basis. These examinations are based on guidance from the FFIEC, which is a formal interagency body empowered to prescribe uniform principles, standards and report forms for the examination of financial institutions and to make recommendations to promote uniformity in the supervision of financial institutions. The examinations cover a wide variety of subjects, including our management, acquisition and development activities, support and delivery, information technology audits, cybersecurity, as well as our disaster preparedness and business recovery planning. The FFIEC has broad supervisory authority to remedy any shortcomings identified in an examination. Following an examination, our financial institution customers may request the open section of the report of examination through their lead examination agency.

In addition, the regulatory landscape related to generative AI and machine learning is rapidly evolving and is likely to remain uncertain for the foreseeable future. As we develop products or incorporate generative AI and machine learning technologies from third parties, we must comply with applicable laws and regulations.

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

Furthermore, we maintain a work-from-home policy for our employees. Remote work and remote access increase our vulnerability to cybersecurity attacks. We may see an increase in cyberattack volume, frequency and sophistication driven by the global enablement of remote workforces. We seek to detect and investigate unauthorized attempts and attacks against our network, products and services and to prevent their recurrence where practicable through changes to our internal processes and tools and changes or updates to our products and services; however, we remain potentially vulnerable to additional known or unknown threats. In some instances, we and our customers can be unaware of an incident or its magnitude and effects. Additionally, the rapid evolution and increasing prevalence of AI technologies has increased our cybersecurity risks. Moreover, globally there has been an increase in cybersecurity attacks, particularly as a result of international conflicts. The risk of state-supported and geopolitical-related cyber-attacks may increase in connection with the war, including the conflicts in Ukraine, Iran and the Middle East, and any related political or economic responses and counter-responses. We may not discover all such incidents or activity or be able to respond or otherwise address them promptly, in sufficient respects or at all.

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

We operate a secure private cloud from private suites in completely isolated areas that are leased within two Tier 3 data center facilities located in Phoenix, Arizona, and Edison, New Jersey. We are party to license agreements with Aligned Data Centers (Phoenix) PropCo, LLC and Iron Mountain Data Centers LLC with respect to the Data Centers located in Phoenix, Arizona, and Edison, New Jersey, respectively, through which we offer our secure private cloud hosting services. The Data Centers host our critical infrastructure and are designed to conform to the global standards for such centers. Although the terms of the license agreements for the Data Centers located in Arizona and New Jersey currently extend through 2032 and 2026, respectively, such license agreements may not continue to be available on commercially reasonable terms, or at all. Additionally, termination of such license agreements would require us to identify replacement facilities for our secure private cloud hosting services, which may not be available at all. Any delay or interruption in our ability to meet demand for our secure private cloud hosting services and other IT-related services will result in the loss of potential revenues and could have a material adverse effect on our business, results of operations, and financial condition.

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

A substantial portion of our revenue is derived from a limited number of customers. For instance, Newtek is currently the largest customer of the Company, accounting for 32.5% of our revenue for the fiscal year ended December 31, 2025. The loss of, or a reduction in orders from, any one of our significant customers, adverse changes in their procurement strategies, or their decision to terminate or not renew contracts—many of which are terminable on short notice—could materially and adversely affect our business, financial condition, and results of operations.

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

Our ability to be successful and to execute on our strategies depends on our ability to identify, hire, train and retain qualified executives, IT professionals, technical engineers, software developers, operations employees and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company to grow. Our ability to execute on our sales strategy is also dependent on our ability to identify, hire, train and retain a sufficient number of qualified sales personnel. There is a shortage of qualified personnel in these fields, and like many other companies, we have encountered additional challenges in hiring and retaining qualified personnel. We compete with other companies for this limited pool of potential employees. Furthermore, the implementation of our strategies may result in changes throughout our business, which may create uncertainty for our employees. Such uncertainties may impair our ability to attract, retain and motivate key personnel and could cause customers, suppliers and others who deal with us to seek to change existing business relationships. In addition, the industry in which we operate is generally characterized by significant competition for skilled personnel, and as our industry becomes more competitive, it could become especially difficult to retain personnel with unique in-demand skills and knowledge, whom we would expect to become recruiting targets for our competitors. We may not be able to recruit or retain qualified personnel or successfully transition knowledge from departing employees, and any failure to do so could cause a dilution of our service-oriented culture and weaken our ability to develop and deliver existing or new operations and services, either of which could cause our business to be negatively impacted.

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

Based on the variability of contract and service type offered with our managed IT security services, professional services and secure private cloud hosting, we report deferred revenue for any unearned portion of revenue from contracts we entered into during previous periods. In addition, we recognize subscription revenue from ManyCam customers monthly over the term of the subscription, which are offered in twelve- and twenty-four-month terms. As a result, much of the subscription revenue we report in each period is deferred revenue from subscription agreements or other contracts entered into during previous periods. Consequently, a decline in certain new or renewed agreements in any one quarter will negatively affect our revenue in future quarters. In addition, we might not be able to immediately adjust our costs and expenses to reflect these reduced revenues. Accordingly, the effect of significant downturns in user demand for our products and services may not be fully reflected in our results of operations until future periods. Our subscription model for ManyCam also makes it difficult for us to quickly increase revenue generated from ManyCam through additional sales in any period, as revenue from new subscribers must be recognized over the term of the subscription. As a result, you should not rely on the amount of subscription revenue generated in prior quarters as an indication of future results.

Our business is affected by general economic conditions, including inflation, and uncertainties affecting markets in which we operate, and economic volatility could adversely impact our business.

Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States has experienced cyclical downturns from time to time in which economic activity was impacted by rising inflation, falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit and fluctuating interest rates, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly, and the full impact of such conditions can remain uncertain. In addition, geopolitical developments, such as existing and potential wars, trade wars or other conflicts, changes in foreign policy and other events are beyond our control. Any form of civil unrest or other conflict can increase levels of political and economic unpredictability regionally or globally and has the potential to increase the volatility of global financial markets. Any of these effects could have a material and adverse impact on our business, financial condition and results of operations. Sustained levels of high inflation could cause the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which, or the combination thereof, could hurt the financial and operating results of our business and impact our ability to raise capital.

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

IPM currently benefits from Newtek’s referral network, and we expect to rely on Newtek’s referral network in the future.

In connection with the Acquisition, we entered into a referral arrangement with Newtek pursuant to which Newtek will continue to refer potential clients to us at the same level it provided NTS for a fee. Our referral arrangement with Newtek is terminable by either us or Newtek at any time. If Newtek does not provide customer referrals to us at the same level it provided NTS, or if Newtek terminates our referral arrangement, our ability to gain new customers would be materially adversely affected. We paid Newtek and its affiliates $0.3 million for the year ended December 31, 2025 in connection with the referral arrangement.

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

We are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. These regulations and laws may cover taxation, privacy, data protection, pricing, content, intellectual property and proprietary rights, distribution of content, mobile communications, electronic device certification, electronic waste, electronic contracts and other communications, consumer protection, web services, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites and the characteristics and quality of services. These laws can be costly to comply with, can be a significant diversion to management’s time and effort and can subject us to claims or other remedies, as well as negative publicity. Many of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues that the Internet and related technologies currently produce. Some of the laws that do reference the Internet and related technologies have been and continue to be interpreted by the courts, but their applicability and scope remain largely uncertain.

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

Third parties have in the past, and may in the future, claim that our products and solutions infringe or violate their intellectual property rights. For instance, on March 7, 2025, Cisco Systems, Inc. and Cisco Technology, Inc. filed a complaint against the Company in the U.S. District Court for the District of Delaware, alleging that the Company’s ManyCam software has infringed certain patents and seeking damages and injunctive relief and, as of December 31, 2025, the Company had incurred approximately $0.7 million in expense for the year ended December 31, 2025 in defense of these claims. Such claims, and any future claims of infringement, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages and prevent us from using licensed technology that may be fundamental to our products and solutions. Even if we were to prevail, any litigation regarding intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. We maintain insurance to protect against intellectual property infringement claims and resulting litigation, but such insurance may not cover or may not be sufficient to cover all potential claims, liability or expenses. We may also be obligated to indemnify our business partners in any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be prevented from offering our products and solutions unless we enter into royalty, license or other agreements. We may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, we may be precluded from offering our products and solutions.

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

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock, especially in light of the macro-economic factors including rising inflation rates, increased interest rates, bank-specific and broader financial institution liquidity challenges, the Russia-Ukraine conflict, the Israel-Hamas conflict and the ongoing conflict in Iran and the Middle East. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

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

As of March 13, 2026, Jason Katz, our Chairman of the Board, and our Chief Executive Officer, and our largest stockholder, The J. Crew Delaware Trust B, beneficially owned an aggregate of approximately 26.5% of our outstanding common stock. The J. Crew Delaware Trust B is a trust formed by Mr. Katz for the benefit of certain of his family members. Mr. Katz is not a beneficiary of the trust and does not hold voting or dispositive power over the shares held by the trust.

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

As partial consideration for the Acquisition, we issued Newtek 4,000,000 shares of our Series A Non-Voting Common Equivalent Stock, par value $0.001 per share (the “Series A Preferred Stock”). As of March 13, 2026, Newtek owned approximately 30.6% of our issued and outstanding common stock or common-equivalent equity (on an as-converted and fully-diluted basis), calculated based on the number of shares of our common stock outstanding as of March 13, 2026. As a holder of our Series A Preferred Stock, Newtek does not have voting rights, except with respect to certain protective matters, such as amendments to the Company’s Certificate of Incorporation or the Series A Preferred Stock Certificate of Designations (the “Certificate of Designations”) that significantly and adversely affect the preferences, rights, privileges or powers of the Series A Preferred Stock.

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

Any sale by Newtek of its shares of Series A Preferred Stock (or the perception that any such a sale may occur), coupled with the increase in the outstanding number of shares of our common stock following the conversion of the Series A Preferred Stock upon transfer, could have a dilutive effect to our existing stockholders and may affect the market for, and the market price of, shares of common stock in an adverse manner.

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

Proactive Security Measures and Threat Management

We employ a multi-layered defense strategy, leveraging advanced threat intelligence, automation, and security analytics to proactively detect, prevent, and respond to cyber threats. Our core security practices include:

●	continuous threat monitoring and response utilizing real-time security operations centers and next-generation endpoint detection and response to rapidly identify and neutralize threats;

●	regular vulnerability assessments and penetration testing conducted through automated and manual assessments with prioritized remediation workflows to enhance security across infrastructure, applications and client environments;

●	zero trust security architecture, which implements strict identity verification, least privilege access and network segmentation to reduce attack surfaces and prevent lateral movement of threats; and

●	partnerships with leading cybersecurity firms for independent security audits, risk assessments and compliance reviews as described below.

Recognizing that human factors play a critical role in cybersecurity, our workforce and compliance training includes comprehensive security awareness program. All employees undergo quarterly security training, covering data protection, insider threat mitigation, phishing awareness, and compliance best practices. Additionally, we implement strict enforcement of multi-factor authentication, just-in-time access controls, SOC 2 Type 1 controls, and continuous user behavior monitoring. In January 2026, the Company received an unqualified opinion attesting to its compliance with SOC 2 Type 1 following an independent examination.

Incident Response and Business Continuity

Our incident response framework follows a structured escalation and notification process focused on rapid containment, mitigation, and recovery from cybersecurity incidents. Key response protocols include:

●	automated detection and response workflows to leverage rapid assessment detection technology to detect breaches in real time;

●	escalation of critical incidents to our Chief Executive Officer, President, and Chief Operating Officer and the Board based on severity and regulatory reporting requirements; and

●	secure backup and disaster recovery, which implement immutable backups, air-gapped storage and rapid failover solutions to protect data integrity and minimize downtime in case of cyber incidents.

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

Role of Management

At the management level, our Chief Information Security Officer (“CISO”) leads cybersecurity initiatives and reports regularly to the President on security posture, risk trends and key incidents. Our President is a seasoned technology and business leader with over 20 years of experience in managed IT services and global scale multi-site private cloud datacenter operations. His background and experience provide him with expertise regarding data privacy and security, vulnerability management, security operations and application security. In addition, our Chief Operating Officer has many years of experience with managed IT cyber application delivery.

We face risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. To date, we have not experienced any risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business strategy, financial condition, results of operations or cash flows. See “Risk Factors – Risks Related to Our Business – We could be adversely affected by information security breaches or cyber security attacks.”

ITEM 2. PROPERTIES

Our principal executive office is located at 30 Jericho Executive Plaza in Jericho, New York 11753. The lease for the 30 Jericho Executive Plaza office space expires on November 30, 2026. We operate a secure private cloud from private suites in completely isolated areas that are leased within two Tier 3 data center facilities located in Phoenix, Arizona, and Edison, New Jersey. As of December 31, 2025, the license agreements extended until 2027 and 2026, respectively. Subsequent to year end, we amended our agreement with the data center in Phoenix through August 31, 2032. With respect to the data center facility in Edison, New Jersey, we expect to either enter into a lease extension by the end of the lease term or lease private suites at another Tier 3 data center facility.

We currently do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

Cisco WebEx Litigation

On July 23, 2021, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit (the “Lawsuit”) against WebEx Communications, Inc., Cisco WebEx LLC, and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas (the “Trial Court”). The Company alleged that certain of Cisco’s products have infringed U.S. Patent No. 6,683,858, and that the Company was entitled to damages.

On August 29, 2024, the jury awarded the Company $65.7 million (the “Award”) in a jury verdict in connection with the Lawsuit. On October 8, 2024, an order granting a motion for final judgment (the “Final Judgment”) was entered into in the Trial Court in connection with the Lawsuit in favor of the Company in the amount of the Award and started the time for filing any post-trial motions or appeal.

In response to the Final Judgment, Cisco filed a motion for Judgment as a Matter of Law (“JMOL”) with the Trial Court. On August 27, 2025, the Trial Court denied Cisco’s JMOL as to validity and infringement. However, the Trial Court granted Cisco’s motion for a new trial with respect to damages. On October 29, 2025, the Trial Court ordered a motions hearing set for November 12, 2025 to consider the Company’s motion for reconsideration; however, on November 11, 2025, the Trial Court denied the Company’s motion for reconsideration.

Cisco also appealed the Trial Court judgment of validity and infringement (the “Appeal”) to the U.S. Court of Appeals for the Federal Circuit (the “Appeals Court”). Each party is expected to complete and submit its briefs with respect to the Appeal by March 31, 2026. Upon submission of such briefs, the Appeals Court will then decide whether the parties will appear to argue the Appeal or to render a decision on the appeal based on the briefs submitted by each party.

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

Cisco ManyCam Litigation

On March 7, 2025, Cisco Systems, Inc. and Cisco Technology, Inc. filed a complaint against the Company in the U.S. District Court for the District of Delaware, alleging that the Company’s ManyCam software has infringed U.S. Patent Nos. 8,830,293 and 8,941,708 and seeking damages and injunctive relief. The Company intends to vigorously defend itself against these claims. In October 2025, the Company filed an inter partes review (“IPR”) with the Patent Review Board to invalidate Cisco Patents 8,830,293 and 8,941,708. On February 24, 2026, the Patent Review Board denied the IPR with respect to Cisco Patent 8,941,708. The Patent Review Board has not yet rendered a decision on the validity of Cisco Patent 8,830,293.

The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonably possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows. As of December 31, 2025, the Company had incurred approximately $0.7 million in expense for the year ended December 31, 2025 in defense of these claims.

To our knowledge, other than as described above, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “IPM.”

Holders

As of March 13, 2026, there were approximately 46 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund our operations and the expansion of our business.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2025 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

On May 8, 2025, we announced that our Board of Directors approved a stock repurchase plan for up to $400,000 of our outstanding common stock, which plan expires on the one-year anniversary of such date. There were no repurchases of common stock during the three months ended December 31, 2025.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” Except where expressly provided, all information for the fiscal year ended December 31, 2024 relates to the Company prior to the Transactions (defined below) and all information for the fiscal year ended December 31, 2025 relates to the Company following the Transactions.

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

Overview

We provide a comprehensive range of IT-related services, including managed IT security services, secure private cloud hosting, managed backup and disaster recovery, professional services, procurement services, web hosting, and other related services including consulting and implementing technology solutions for large enterprise and commercial clients across the United States as well as small-and-medium sized businesses. We also offer and support our ManyCam software, which is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools. We have an over 20-year history of technology innovation and hold eight patents.

Prior to the completion of the Transactions, we operated a network of consumer applications. Our product portfolio included Paltalk, Camfrog and Tinychat, which together hosted a large collection of video-based communities. Our other products included Vumber, a telecommunications service provider. Following the Divestiture, we are no longer engaged in the business of providing video-based, live streaming, virtual camera and telecommunications software to consumers, as and to the extent such businesses were previously conducted by us pursuant to the Vumber, Paltalk and Camfrog applications. In addition, prior to the Closing Date (defined below), we ceased all operations of our Tinychat service and application.

Our IT and Cloud-Based Solutions

We sell and provide a range of services across six core areas, each as further described below: (i) managed IT security services, (ii) secure private cloud hosting, (iii) managed backup and disaster recovery, (iv) professional services, (v) procurement services and (vi) web hosting.

1.	Managed IT Security Services

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

2.	Secure Private Cloud Hosting

Our secure private cloud hosting offerings include a digital infrastructure which consists of dedicated and fully isolated cloud environments designed to deliver security, control and compliance for business-critical applications and client data.

We operate a secure private cloud from private suites in completely isolated areas that are leased within two Tier 3 data center facilities located in Phoenix, Arizona, and Edison, New Jersey (the “Data Centers”), pursuant to certain license agreements. As of December 31, 2025, the terms of the license agreements for the Data Centers located in Arizona and New Jersey extended through 2027 and 2026, respectively. Subsequent to year end, we amended our agreement with the Data Center in Phoenix, Arizona through August 31, 2032. With respect to the Data Center in Edison, New Jersey, we expect to either enter into a lease extension by the end of the lease term or lease private suites at another Tier 3 data center facility. Although we do not own or operate the Data Centers, we aim to use the high-level operations and standards provided by the Data Centers through our license agreements to provide our customers with secure and flexible cloud services. The Data Centers each conform to The Uptime Institute’s Tier 3 Certification, which is a globally recognized standard for validating critical data center infrastructure. The Tier 3 classification provides us with a degree of confidence that the Data Centers provide the necessary power, cooling, maintenance, and fault tolerance required for secure and reliable operations. Our critical infrastructure, hosted within the Data Centers, is designed to meet and exceed Tier 3 standards in all relevant categories. This allows us to deliver secure and compliant services to customers within heavily regulated industries, including financial services and healthcare, and other industries. Additionally, we incorporate a redundant, carrier-neutral network design for communications paths, along with multiple hosting locations for our services, which improve the availability and resilience of our cloud services.

We leverage state-of-the-art security measures, including data encryption, network segmentation, advanced firewalls, multi-factor authentication and continuous monitoring to safeguard against unauthorized access and cyber threats. We believe our secure private cloud hosting provides our clients with strong availability, data integrity and reliable performance, while meeting stringent compliance requirements. Our secure private cloud hosting solutions are backed by 24/7 support from our expert team, with the goal of delivering secure, flexible and resilient infrastructure tailored to each client’s unique business needs. We actively engage with third parties to enhance our secure private cloud offerings with artificial intelligence (“AI”) features and benefits.

3.	Managed Backup and Disaster Recovery

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

4.	Professional Services

Our professional services include the design and implementation of a wide range of IT products and services, such as cybersecurity, software planning, IT infrastructure, data center design and configuration, hybrid or cloud computing solutions, website development, developing or integrating systems and software, and IT cost management. In addition, we are planning to launch an AI Data Readiness solution in the second quarter of 2026 that we believe will improve the reliability, security, and outcome of adopting AI technologies by assessing, structuring, and securing business data in a safe and effective manner.

5.	Procurement Services

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

6.	Web Hosting

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

Our ManyCam Software Product

In addition to our IT and cloud-based solutions, we offer and support our ManyCam software, which is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools. The ManyCam software provides multiple camera feeds, backgrounds and effects while also enabling users to share presentations, spreadsheets and documents. We cross sell ManyCam as an offering for our customers and seek to optimize our cross-selling efforts of ManyCam with our other technology solutions.

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

Business Loan Agreement and Credit Agreement and Revolving Promissory Note

On April 10, 2025, we, Intelligent Protection LLC, our wholly owned subsidiary (“IPM LLC”), and Newtek Bank, National Association (“Newtek Bank”), a subsidiary of Newtek, entered into that certain business loan agreement and that certain credit agreement and revolving promissory note (together, the “Loan Agreements”), which provide for a secured revolving line of credit to us and IPM LLC in the maximum amount of $1,000,000 on the terms and conditions set forth in the Loan Agreements (the “Facility”). The Loan Agreements are secured by substantially all of our assets and the assets of IPM LLC. The Facility will mature on April 10, 2026. As of the date of this Annual Report on Form 10-K, no amounts were outstanding under the Facility. For more information regarding the Facility, see the “Liquidity and Capital Resources” section below.

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

Patent Litigation

On July 23, 2021, Paltalk Holdings filed a patent infringement lawsuit (the “Lawsuit”) against WebEx Communications, Inc., Cisco WebEx LLC, and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas (the “Trial Court”). We alleged that certain of Cisco’s products infringed U.S. Patent No. 6,683,858, and that we were entitled to damages.

On August 29, 2024, the jury awarded us $65.7 million (the “Award”) in a jury verdict in connection with the Lawsuit. On October 8, 2024, an order granting a motion for final judgment (the “Final Judgment”) was entered into in the Trial Court in connection with the Lawsuit in our favor of the Company in the amount of the Award and started the time for filing any post-trial motions or appeal.

In response to the Final Judgment, Cisco filed a motion for Judgment as a Matter of Law (“JMOL”) with the Trial Court. On August 27, 2025, the Trial Court denied Cisco’s JMOL as to validity and infringement. However, the Trial Court granted Cisco’s motion for a new trial with respect to damages. On October 29, 2025, the Trial Court ordered a motions hearing set for November 12, 2025 to consider our motion for reconsideration; however, on November 11, 2025, the Trial Court denied our motion for reconsideration.

Cisco also appealed the Trial Court judgment of validity and infringement (the “Appeal”) to the U.S. Court of Appeals for the Federal Circuit (the “Appeals Court”). Each party is expected to complete and submit its briefs with respect to the Appeal by March 31, 2026. Upon submission of such briefs, the Appeals Court will then decide whether the parties will appear to argue the Appeal or to render a decision on the Appeal based on the briefs submitted by each party.

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

On March 7, 2025, Cisco Systems, Inc. and Cisco Technology, Inc. filed a complaint against us in the U.S. District Court for the District of Delaware, alleging that our ManyCam software has infringed U.S. Patent Nos. 8,830,293 and 8,941,708 and seeking damages and injunctive relief. We intend to vigorously defend against these claims. In October 2025, we filed an inter partes review (“IPR”) with the Patent Review Board to invalidate Cisco Patents 8,830,293 and 8,941,708. On February 24, 2026, the Patent Review Board denied the IPR related to Cisco Patent 8,941,708. The Patent Review Board has not yet rendered a decision on the validity of Cisco Patent 8,830,293.

We have not recorded any liability for this matter as we do not believe a loss is probable, and we cannot estimate any reasonably possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on our results of operations, financial position or cash flows. As of December 31, 2025, we had incurred approximately $0.7 million in expense for the year ended December 31, 2025 in defense of these claims.

Full Year 2025 Operational Highlights

Operational highlights during the year ended December 31, 2025:

●	selected by Hewlett Packard Enterprise to be an accredited partner for its HPE Private Cloud AI solution;

●	announced the initiation of a collaboration with IT Ally, a trusted business and technology services provider focused on lower middle-market private equity firms and their portfolio companies;

●	began offering Aura to our customers, a leading AI-powered online safety solution for individuals and families, to help minimize the impact of data breaches, scams and other online threats on consumers;

●	entered into a reseller agreement with MindsDB, a leading open-source AI platform that delivers AI analytics capabilities for complex business questions, that can operate anywhere (on-prem, VPC, serverless);

●	rolled out our “Heroes Program” in October 2025 to provide a 10% discount for all of our products and services to all existing and future customers who qualify as Military, First Responder, Healthcare, Teachers or Veterinary business owners;

●	entered into a collaborative growth initiative to refer integrated communications, AI-driven analytics, and managed security and hosting solutions to our respective customers;

●	successfully achieved SOC 2 Type 1 compliance, a key milestone in our ongoing commitment to safeguarding customer data and delivering trusted cybersecurity and cloud infrastructure solutions; and

●	subsequent to year end, executed an extension of our existing Phoenix data center colocation license agreement with an industry-leading data center provider through August 2032.

Financial highlights during the three months and year ended December 31, 2025:

●	revenue for the year ended December 31, 2025 increased by 2050% to approximately $23.6 million compared to $1.1 million for the year ended December 31, 2024, as a result of the Acquisition;

●	revenue for the three months ended December 31, 2025 increased by 2092% to approximately $6.1 million compared to $0.3 million for the three months ended December 31, 2024, as a result of the Acquisition; while sequential growth for the fourth quarter decreased by 1.7%, growth in managed information technology revenue increased by 4.3% compared to the three months ended September 30, 2025;

●	operating loss from continuing operations for the three months ended December 31, 2025 was $0.8 million and included $0.7 million of non-cash expense, consisting of amortization and depreciation and share based compensation, compared to an operating loss from continuing operations of $1.6 million for the three months ended December 31, 2024, which included non-cash expenses of $0.2 million, subscriptions sales from ManyCam software as well as all of our general and administrative expenses, which included all professional fees and public company expenses;

●	operating loss from continuing operations for the year ended December 31, 2025 was $4.7 million and included $2.9 million of non-cash expense, consisting of amortization and depreciation and share based compensation, compared to a operating loss from continuing operations of $5.1 million for the year ended December 31, 2024; which included non-cash expenses of $1.0 million, sales from ManyCam software as well as all of our general and administrative expenses, which included all professional fees and public company expenses;

●	net loss from continuing operations for the three months ended December 31, 2025 totaled $0.6 million compared to a net loss from continuing operations of $1.4 million for the three months ended December 31, 2024; this represents an improvement of over 55% over the prior year period and an improvement of over 41% compared to the previous quarter;

●	net loss from continuing operations for the year ended December 31, 2025 totaled $2.0 million compared to a net loss from continuing operations of $4.3 million for the year ended December 31, 2024; net loss for the year ended December 31, 2025 included approximately $0.7 million of litigation expenses incurred in connection with the Cisco ManyCam Litigation (as described and defined below); during the year ended December 31, 2025, the increase in net loss was offset by us recording an income tax benefit during the first quarter of 2025 of approximately $2.1 million in connection with the Transactions;

●	net loss decreased by 77% to $2.0 million for the year ended December 31, 2025, compared to net loss of $8.4 million for the year ended December 31, 2024; the decrease in net loss compared to the prior year is related to a one-time non-cash charge of $3.8 million of as a result of the impairment loss in connection with the Divestiture, as well as one time legal and accounting expenses of $1.8 million incurred in connection with the Acquisition both recorded during the year ended December 31, 2024;

●	Adjusted EBITDA for the three months ended December 31, 2025 was positive $5.0 thousand compared to negative $1.5 million for the three months ended December 31, 2024, an improvement of 100% over the prior year period and an improvement of 102% compared to the previous quarter. Adjusted EBITDA for the year ended December 31, 2025 was negative $1.1 million compared to negative $4.4 million for the year ended December 31, 2024;

●	cash provided by operations was $0.1 million for the three months ended December 31, 2025 compared to cash used in continuing operations of $1.5 million for the three months ended December 31, 2024;

●	cash provided by operations was $1.1 million for the year ended December 31, 2025 compared to cash used in operations of $3.0 million for the year ended December 31, 2024; and

●	at December 31, 2025, we had $8.4 million of cash and cash equivalents, including $1.0 million of restricted cash, on our balance sheet and no long-term debt.

2026 Business Objectives

For the near term, our business objectives following the Transactions include:

●	continuing the integration of our comprehensive range of IT-related solutions;

●	incorporating ManyCam as an offering for our new customers and seek to optimize our cross-selling efforts with our other technology solutions;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other assets or entities that are synergistic to our businesses; and

●	continuing to defend our intellectual property.

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

Secure Private Cloud Hosting

Our secure private cloud hosting offerings include a digital infrastructure which consists of dedicated and fully isolated cloud environments designed to deliver security, control and compliance for business-critical applications and client data. Customers of our secure private cloud hosting services are generally invoiced on a monthly basis and pay a monthly fee, with revenue recognized on a monthly basis.

We operate a secure private cloud from private suites in completely isolated areas that are leased within two Tier 3 data center facilities located in Phoenix, Arizona, and Edison, New Jersey (the “Data Centers”), pursuant to certain license agreements. As of December 31, 2025, the terms of the license agreements for the Data Centers located in Arizona and New Jersey extended through 2027 and 2026, respectively. Subsequent to year end, we amended our agreement with the Data Center in Phoenix, Arizona through August 31, 2032. With respect to the Data Center in Edison, New Jersey, we expect to either enter into a lease extension by the end of the lease term or lease private suites at another Tier 3 data center facility. Although we do not own or operate the Data Centers, we aim to use the high-level operations and standards provided by the Data Centers through our license agreements to provide our customers with secure and flexible cloud services. The Data Centers each conform to The Uptime Institute’s Tier 3 Certification, which is a globally recognized standard for validating critical data center infrastructure. The Tier 3 classification provides us with a degree of confidence that the Data Centers provide the necessary power, cooling, maintenance, and fault tolerance required for secure and reliable operations. Our critical infrastructure, hosted within the Data Centers, is designed to meet and exceed Tier 3 standards in all relevant categories. This allows us to deliver secure and compliant services to customers within heavily regulated industries, including financial services and healthcare, and other industries. Additionally, we incorporate a redundant, carrier-neutral network design for communications paths, along with multiple hosting locations for our services, which improve the availability and resilience of our cloud services.

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

Professional Services

Revenue in connection with professional services is generally recognized upon achievement of milestones or on a straight line basis for all fixed fee arrangements.

Procurement Services

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

Web Hosting

Each of our customers has their own contract and payment terms with respect to our web hosting services. The duration of such contracts is typically between one and four years, although the term may vary based on the needs of each particular customer. Customers of our web hosting services are invoiced on a monthly basis and pay a monthly fee, with revenue recognized on a monthly basis.

Subscription Revenue

We also generate subscription revenue from monthly premium subscription services for our ManyCam software. Subscription revenues are presented net of refunds, credits and known and estimated credit card chargebacks. During the year ended December 31, 2025 and 2024, subscriptions were offered in durations of twelve-month and twenty-four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying consolidated balance sheets.

Costs and Expenses

Cost of revenue

Cost of revenue consists primarily of compensation and other employee-related costs for personnel engaged in data center and customer care functions, credit card processing fees, hosting fees, data center rent, bandwidth costs and, in the case of procurement, revenue the cost of the hardware and/or subscriptions. Cost of revenue also includes compensation and other employee-related costs for technical personnel, consultants and subcontracting costs.

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

Litigation expenses

Litigation expenses relate to expenses incurred in our patent defense against Cisco Systems, Inc. and Cisco Technology, Inc. (the “Cisco ManyCam Litigation”).

Factors Affecting the Comparability of Our Financial Condition and Results of Operations

As described above, we completed the Transactions in January 2025. As a result, our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward. For more information on the Transactions, see Note 1, Organization and Description of Business and Note 13, Discontinued Operations, in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2025	2024
Net cash provided by (used in) operating activities – continuing operations	$1,076,724	$(2,661,653)

Operating loss from continuing operations	$(4,719,179)	$(5,121,549)
Loss from continuing operations as a percentage of total revenues	(20.0)%	(466.3)%
Net loss from continuing operations	$(1,956,536)	$(4,268,675)
Net loss from continuing operations as a percentage of total revenues	(8.3)%	(388.7)%
Net loss	$(1,956,536)	$(8,426,209)
Adjusted EBITDA	$(1,116,037)	$(4,431,852)

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net income (loss) adjusted to exclude interest (income) expense, net, other (income) expense, net, income tax (benefit) expense, depreciation and amortization expense, stock-based compensation expense, net loss from discontinued operations, impairment loss in connection with the Divestiture and litigation expenses relating to the Cisco ManyCam Litigation. Prior to the fiscal quarter ended September 30, 2025, the Company did not exclude litigation expenses related to the Cisco ManyCam Litigation in calculating Adjusted EBTIDA as they were not material. However, after reevaluation, the Company has determined that presenting Adjusted EBITDA without excluding such costs provides less valuable information about the Company’s core operations. As a result, beginning with the fiscal quarter ended September 30, 2025, litigation expenses related to the Cisco ManyCam Litigation are now excluded from the calculation of Adjusted EBITDA.

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

	Three Months Ended
	December 31, (unaudited)		Year Ended December 31,
	2025	2024	2025	2024
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(631,968)	$(1,422,089)	$(1,956,536)	$(4,268,675)
Net loss from discontinued operations	--	(4,068,412)	--	(4,157,534)
Interest income, net	(67,655)	(115,284)	(340,831)	(569,016)
Income tax expense, discontinued operations		15,586	--	24,357
Income tax benefit	(88,905)	(40,742)	(2,326,799)	(137,589)
Other income, net	(31,263)	--	(95,013)	(146,269)
Litigation expenses relating to the Cisco ManyCam Litigation	210,599	--	717,780	--
Depreciation and amortization expense	559,277	204,946	2,541,512	821,696
Impairment loss in connection with Divestiture	--	3,849,766	--	3,849,766
Stock-based compensation expense	54,545	27,282	343,850	151,412
Adjusted EBITDA	$4,630	$(1,548,947)	$(1,116,037)	$(4,431,852)

Devices Under Management

Devices under management represent the number of endpoints, servers and network devices that are outsourced to us under managed services agreements. It is derived directly from our contract management system and adjusted monthly for additions and retirements (if any). Management uses this metric to measure growth and a measure of customer confidence in our ability to manage devices on their behalf. As of December 31, 2025, we had over 11,000 devices under management.

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenue

Total revenue increased by 2,049.9% to $23,612,459 for the year ended December 31, 2025 from $1,098,280 for the year ended December 31, 2024. This increase was driven by new revenue streams acquired in connection with the Acquisition and the fact that revenue for the prior year period did not include revenue from discontinued operations.

The following table sets forth our total revenue for the year ended December 31, 2025 and the year ended December 31, 2024, the increase between those periods, the percentage increase between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Year Ended				Year Ended
	December 31,		$	%	December 31
	2025	2024	Increase	Increase	2025	2024
Managed information technology revenue	$14,813,411	--	14,813,411	--	62.7%	--
Procurement revenue	5,389,906	--	5,389,906	--	22.8%	--
Professional services revenue	2,305,787	--	2,305,787	--	9.8%	--
Subscription revenue	1,103,355	1,098,280	5,075	0.5%	4.7%	100.0%
Total revenue	$23,612,459	$1,098,280	$22,514,179	2,049.9%	100.0%	100.0%

Managed Information technology revenue includes revenue from our managed IT security services, web hosting, secure private cloud hosting and managed backup and disaster recovery.

Our subscription revenue for the year ended December 31, 2025 relates to the sales from our ManyCam software, which increased by $5,075, or 0.5%, as compared to the year ended December 31, 2024. The increase in subscription revenue was primarily driven by an increase in new subscribers to our ManyCam software.

Costs and Expenses

Total costs and expenses for the year ended December 31, 2025 increased by $22,111,809, to $28,331,638, or 355.5%, as compared to the year ended December 31, 2024. The following table presents our costs and expenses for the year ended December 31, 2025 and 2024, the increase between those periods, the percentage increase between those periods and the percentage of total revenue that each represented for those periods:

					% of Revenue
	Year Ended				Year Ended
	December 31,		$	%	December 31,
	2025	2024	Increase	Increase	2025	2024
Cost of revenue	$11,272,929	$262,888	$11,010,041	4,188.1%	47.7%	23.9%
Sales marketing and product development expense	3,253,890	277,244	2,976,646	1,073.7%	13.8%	25.2%
General and administrative expense	10,545,528	4,858,001	5,687,527	117.1%	44.7%	442.3%
Depreciation and amortization	2,541,511	821,696	1,719,815	209.3%	10.8%	74.8%
Litigation expenses relating to the Cisco ManyCam Litigation	717,780	--	717,780	--	3.0%	--
Total costs and expenses	$28,331,638	$6,219,829	$22,111,809	355.5%	119.9%	566.3%

Cost of revenue

Our cost of revenue for the year ended December 31, 2025 increased by $11,010,041, or 4,188.1%, as compared to the year ended December 31, 2024. The increase in our cost of revenue was primarily due to an increase in expenses related to the new revenue streams acquired in connection with the Acquisition, including but not limited to, costs associated with procurement equipment and related costs of $4,253,932, managed services expenses of $1,993,691, subscriptions and licensing expenses of $2,448,102, professional and consulting costs of $987,982, web hosting expense of $458,600 and rent related to our Data Centers of $334,218.

Sales marketing and product development expense

Our sales marketing and product development expense for the year ended December 31, 2025 increased by 2,976,646, or 1,073.7%, as compared to the year ended December 31, 2024. The increase in sales marketing and product development expense for the year ended December 31, 2025 was primarily due to an increase in salary-related expenses of approximately $1,967,167 and commissions of $562,284 earned by our sales team to service and grow our customer base. In addition, consulting expenses totaled $195,390 related to marketing activities. As a result of the Transactions, headcount on our sales team increased from zero in the prior year period to approximately 15 people in the current period, and their associated salary costs are included in sales marketing and product development expense for the year ended December 31, 2025.

General and administrative expense

Our general and administrative expense for the year ended December 31, 2025 increased by $5,687,527, or 117.1%, as compared to the year ended December 31, 2024. The increase in general and administrative expenses for the year ended December 31, 2025 was primarily due to legal and accounting expenses of $1,254,936. In addition, the Company incurred public company expenses of $630,602, rent expense of $334,218 in connection with our Data Centers and insurance costs of $813,282. Salary and salary related expenses totaled $6,267,902 for the year ended December 31, 2025, plus $343,852 of non-cash share-based compensation. As a result of the Transactions, employee headcount increased from four individuals in the prior year period to approximately 40 individuals in the current period, and their associated salary and salary related costs are included in general and administrative expenses for the year ended December 31, 2025. Of the total expenses described above, approximately $334,970 were one-time expenses related to the Transactions.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by $1,719,815 to $2,541,511 for the year ended December 31, 2025. The increase relates to increased amortization and depreciation in connection with the intangible and fixed assets acquired in the Acquisition.

Litigation expenses

Litigation expense totaled $717,780 for the year ended December 31, 2025 and related to the costs incurred in connection with the Cisco ManyCam Litigation.

Non-Operating Income

The following table presents the components of non-operating income for the year ended December 31, 2025 and the year ended December 31, 2024, the decrease between those periods, the percentage decrease between those periods and the percentage of total revenue that each represented for those periods:

					% of Revenue
	Year Ended				Year Ended
	December 31,		$	%	December 31,
	2025	2024	(Decrease)	(Decrease)	2025	2024
Interest income, net	$340,831	$569,016	$(228,185)	(40.1)%	1.4%	51.8%
Other income, net	95,013	146,269	(51,256)	(35.0)%	0.4%	13.3%
Total non-operating income	$435,844	$715,285	$(279,441)	(39.1)%	1.8%	65.1%

Non-operating income for the year ended December 31, 2025 was $435,844, a decrease of $279,441, or 39.1%, as compared to non-operating income of $715,285 for the year ended December 31, 2025. The decrease in non-operating income was primarily a result of a decrease in the amount of interest that we earned on our cash balances which were invested in liquid instruments like certificates of deposit and money markets. Other income for the year ended December 31, 2025, related to the sale of a domain name that we are not using as well as proceeds of $31,263 from the initial receipt of the earnout payment from the Divestiture. During the year ended December 31, 2024 other income included proceeds from a class action lawsuit against a service provider.

Liquidity and Capital Resources

	Year Ended December 31,
	2025	2024
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities – continuing operations	$1,076,724	$(3,019,287)
Net cash used in operating activities – discontinued operations	--	(357,634)
Net cash used in investing activities	(4,280,149)	--
Net cash provided by financing activities	1,048,952	39,772
Net decrease in cash, cash equivalents and restricted cash	$(2,154,473)	$(2,979,515)

Currently, our primary source of liquidity is cash on hand and cash available through the Facility. As of the date of this report, no amounts were outstanding under the Facility.

We believe that our cash and cash equivalents balance, our cash available through the Facility and our expected cash flows from operations will be sufficient to meet all of our financial obligations for one year from the date these financial statements are issued. As of December 31, 2025, we had $8,434,061 of cash and cash equivalents, which included $1,035,747 of restricted cash.

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

Stock Repurchase Plan

On May 8, 2025, the Board approved the Stock Repurchase Plan for up to $400,000 of our outstanding common stock, which expires on the one-year anniversary of such date. We intend to utilize the Stock Repurchase Plan to minimize the dilutive impact of awards granted under our equity incentive plans and to repurchase shares opportunistically. Shares of common stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 plans. The Stock Repurchase Plan does not obligate us to repurchase any shares of common stock, and the Stock Repurchase Plan may be modified, suspended, extended or terminated at any time by our Board. The actual timing, number and value of shares repurchased will be determined by a committee of the Board at its discretion and will depend on a number of factors, including the market price of our common stock, general market and economic conditions, alternative investment opportunities and other corporate considerations. As of December 31, 2025, 151,258 shares of common stock had been repurchased pursuant to the Stock Repurchase Plan for an aggregate purchase price of approximately $304,887, before fees.

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

The amount earned in Earn Out Period 1 was $31,263 and is included in other income in the consolidated statement of operations.

Business Loan Agreement and Credit Agreement and Revolving Promissory Note

On April 10, 2025, we, IPM LLC, and Newtek Bank, a subsidiary of Newtek, entered into the Loan Agreements that set forth the terms and conditions for the Facility, which consists of a secured revolving line of credit to us and IPM LLC in the maximum amount of $1,000,000. The Loan Agreements are secured by substantially all of our assets and the assets of IPM LLC. The Facility will mature on April 10, 2026. As of the date of this Annual Report on Form 10-K, no amounts were outstanding under the Facility.

Operating Activities

Net cash provided by operating activities was $1,076,724 for the year ended December 31, 2025, as compared to net cash used in operating activities from continuing operations of $2,661,653 for the year ended December 31, 2024. The increase in the amount of cash provided by operations for the year ended December 31, 2025 was primarily attributed to the change in the business activities of the Company following the Transactions compared to the year ended December 31, 2024.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $4,280,149 and related to the cash consideration paid by the Company to Newtek in connection with the Acquisition as well as the acquisition of fixed assets.

Financing Activities

Net cash provided by financing activities was $1,048,952 for the year ended December 31, 2025, which was attributed to the $1,350,000 received in connection with the Divestiture netted against the $301,048 (net of fees) used in connection with the Stock Repurchase Plan. Cash provided by financing activities for the year ended December 31, 2024 related to the exercise of employee stock options was $39,772.

Contractual Obligations and Commitments

As of December 31, 2025, we leased space in the Data Centers as well as office space under non-cancellable operating lease agreements with remaining lease terms ranging from one to two years. Our lease obligations consist primarily of fixed monthly rental payments, subject in some cases to escalation clauses and common area maintenance charges. As of December 31, 2025 we had aggregate undiscounted future minimum lease payments of approximately $1,181,617, of which $789,270 is payable within the next twelve months. We believe our existing cash balances and cash flows from operations will be sufficient to satisfy our lease payment obligations as they become due.

There have been no other material changes to our contractual obligations and commitments disclosed in the contractual obligations and commitments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. The Company makes significant estimates and uses judgement related to assessing the goodwill valuation and recoverability of intangible assets. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Intelligent Protection Management Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intelligent Protection Management Corp. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Business Combination

Critical Audit Matter Description

The Company completed the acquisition of Newtek Technology Solutions, Inc. (“NTS”) and the acquisition was accounted for as a business combination. We identified the valuation of the acquisition date fair value of intangible assets acquired and goodwill as a critical audit matter.

The principal consideration for our determination that the valuation of the acquisition-date fair values of acquired intangible assets and goodwill was a critical audit matter was the significant auditor judgment required to evaluate management’s fair value estimates. The valuation involved complex models and significant assumptions, and the fair value measurements were sensitive to changes in those assumptions.

50 JERICHO QUADRANGLE, STE. 200, JERICHO, NY 11753

P: 516.256.3500 ● F: 516.256.3510 ● GRASSIADVISORS.COM

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s acquisition of NTS included the following, among others:

a)	We evaluated whether the acquisitions met the definition of a business combination under ASC 805, including the identified accounting acquirer, acquiree, and acquisition date.

b)	We read and reviewed the relevant agreements to assess the reasonableness and completeness of assets and liabilities identified in the purchase price allocation.

c)	We vouched the cash and stock tendered to source documentation to validate purchase price.

d)	We evaluated the methodologies used to determine the fair value of the consideration provided in the form of cash and Series A Preferred Stock to determine the consideration provided for the acquisition.

e)	We obtained the purchase price allocation analysis from management and the third-party specialist engaged by management.

f)	We assessed the qualifications and competence of management and the qualifications, competence and objectivity of the third-party specialist.

g)	We evaluated the methodologies used to determine the fair values of the intangible assets and goodwill.

h)	We tested the assumptions used within the discounted cash flow models to estimate the fair values of the intangible assets, which included key assumptions such as the future revenue growth and the applied discount rate.

i)	We involved an internal valuation specialist who assisted in the evaluation and testing performed of the reasonableness of significant methods and assumptions to the models.

j)	We assessed the sufficiency of Company’s disclosure of its accounting for this acquisition included in Note 3.

/s/ Grassi & Co., CPAs, P.C.
Grassi & Co., CPAs, P.C.

We have served as the Company’s auditor since 2024.

Jericho, NY

March 17, 2026

50 JERICHO QUADRANGLE, STE. 200, JERICHO, NY 11753

P: 516.256.3500 ● F: 516.256.3510 ● GRASSIADVISORS.COM

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$5,597,014	$10,588,534
Cash and cash equivalent (on deposit with related party)	1,801,300	--
Cash and cash equivalents – restricted cash (on deposit with related party)	1,035,747	--
Accounts receivable, net of allowance of $100,000	1,599,725	--
Due from related party	75,601	--
Prepaid expense and other current assets	1,363,574	462,422
Employee retention tax credit receivable, net	--	114,212
Assets held for sale - current	--	72,925
Total current assets	11,472,961	11,238,093
Property and equipment, net	550,628	--
Intangible assets, net	7,718,836	1,882,781
Goodwill	4,555,208	--
Assets held for sale - noncurrent	--	2,663,229
Operating lease right-of-use assets, net	1,140,196	74,490
Other assets	602,688	13,937
Total assets	$26,040,517	$15,872,530

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,604,898	380,298
Accrued expenses and other current liabilities	1,031,733	509,759
Due to related party	46,450	--
Operating lease liabilities, current portion	756,590	74,490
Deferred subscription revenue	3,878,114	555,039
Liabilities held for sale - current	--	2,024,237
Total current liabilities	7,317,785	3,543,823
Operating lease liabilities, non-current portion	387,906	--
Deferred tax liability	148,898	429,045
Total liabilities	7,854,589	3,972,868

Commitments and contingencies (Note 12)
Stockholders’ equity:
Series A Preferred Stock, $0.001 par value, 9,000,000 authorized, 4,000,000 and 0 shares outstanding as of December 31, 2025 and 2024, respectively	4,000	--
Common stock, $0.001 par value, 50,000,000 shares authorized, 9,878,950 shares issued and 9,085,729 and 9,236,987 shares outstanding as of December 31, 2025 and 2024, respectively	9,879	9,879
Treasury stock, 793,221 and 641,963 shares repurchased as of December 31, 2025 and 2024, respectively	(1,500,385)	(1,199,337)
Additional paid-in capital	44,939,747	36,399,897
Accumulated deficit	(25,267,313)	(23,310,777)
Total stockholders’ equity	18,185,928	11,899,662
Total liabilities and stockholders’ equity	$26,040,517	15,872,530

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024
Revenue
Managed information technology revenue, includes $7,309,250 and $0 of related party revenue for the year ended December 31, 2025 and 2024, respectively	14,813,411	--
Procurement revenue, includes $117,787 and $0 of related party revenue for the year ended December 31, 2025 and 2024, respectively	5,389,906	--
Professional services revenue, includes $182,513 and $0 of related party revenue for the year ended December 31, 2025 and 2024, respectively	2,305,787	--
Subscription revenue	1,103,355	1,098,280
Total revenue	23,612,459	1,098,280
Costs and expenses, exclusive of depreciation and amortization shown separately below
Costs of revenue	11,272,929	262,888
Sales, marketing and product development expense (includes $344,365 in 2025 of related party expense)	3,253,890	277,244
General and administrative expense	10,545,528	4,858,001
Depreciation and amortization	2,541,511	821,696
Litigation expenses relating to the Cisco ManyCam Litigation	717,780	--
Total costs and expenses	28,331,638	6,219,829
Operating loss from continuing operations	(4,719,179)	(5,121,549)
Interest income, net	340,831	569,016
Other income, net	95,013	146,269
Loss from continuing operations before income tax benefit	(4,283,335)	(4,406,264)
Income tax benefit	2,326,799	137,589
Net loss from continuing operations	(1,956,536)	(4,268,675)
Loss from discontinued operations, net of income tax expense of $24,357	--	(4,157,534)
Net loss	$(1,956,536)	$(8,426,209)

Net loss per share of common stock:
Basic – continuing operations	$(0.15)	$(0.48)
Diluted – continuing operations	$(0.15)	$(0.48)

Basic – discontinued operations	$--	$(0.43)
Diluted – discontinued operations	$--	$(0.43)

Basic and diluted	$(0.15)	$(0.91)
Weighted average number of shares of Series A Preferred Stock used in calculating net loss per share of Series A Preferred Stock, basic and diluted	3,989,041	--
Weighted average number of shares of Common Stock used in calculating net loss per share of Common Stock, basic and diluted	9,157,745	9,227,197
Basic and diluted net loss per share of Series A Preferred Stock, basic and diluted	(0.15)	--
Basic and diluted net loss per share of Common Stock, basic and diluted	(0.15)	(0.48)

Weighted average number of shares of Common Stock used in calculating net loss per share of Common Stock:
Basic and diluted	13,146,786	9,227,197

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Series A Preferred Stock	Series A Preferred Stock Amount	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	-	-	9,864,120	$9,864	(641,963)	$(1,199,337)	$36,208,728	$(14,884,568)	$20,134,687
Stock-based compensation expense	-	-	-	-	-	-	151,412	-	151,412
Exercise of employee stock options	-	-	14,830	15	-	-	39,757	-	39,772
Net loss			-	-	-	-	-	(8,426,209)	(8,426,209)
Balance at December 31, 2024	-	-	9,878,950	$9,879	$(641,963)	$(1,199,337)	$36,399,897	$(23,310,777)	$11,899,662
Issuance of Series A Preferred Stock	4,000,000	4,000	-	-	-	-	8,196,000	-	8,200,000
Stock-based compensation expense	-	-	-	-	-	-	343,850	-	343,850
Repurchases of common stock	-	-	-	-	(151,258)	(301,048)	-	-	(452,306)
Net loss	-		-	-	-	-	-	(1,956,536)	(1,956,536)
Balance at December 31, 2025	4,000,000	$4,000	9,878,950	$9,879	(793,221)	$(1,500,385)	$44,939,747	$(25,267,313)	$18,185,928

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,956,536)	$(8,426,209)
Net loss from discontinued operations	--	4,157,534
Net loss from continuing operations	$(1,956,536)	$(4,268,675)

Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Amortization of intangible assets	2,073,945	821,696
Amortization of operating lease right-of-use assets	415,661	83,700
Depreciation of property and equipment	467,567	--
Income tax liability	(2,329,547)	(71,764)
Deferred tax liability	--	(137,589)
Stock-based compensation	343,850	151,412
Allowance for credit losses	3,436	--
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	2,186,799	--
Operating lease liability	(411,361)	(83,700)
Employee retention tax credit receivable, net	114,212	--
Prepaid expense and other current assets	(466,344)	95,343
Other assets	(588,751)
Accounts payable, accrued expenses and other current liabilities, related party	1,350,718	737,327
Deferred subscription revenue	(126,925)	10,597
Net cash provided by (used in) operating activities – continuing operations	1,076,724	(2,661,653)

Net cash used in operating activities –discontinued operations	--	(357,634)

Net cash provided by (used in) operating activities	1,076,724	(3,019,287)

Cash flows from investing activities:
Cash paid for acquisition of NTS	(4,000,000)	--
Purchases of fixed assets	(280,149)	--
Net cash used in investing activities	(4,280,149)	--
Cash flows from financing activities:
Proceeds from sale of Transferred Assets	1,350,000	--
Purchase of treasury stock	(301,048)	--
Proceeds from exercise of employee stock options	--	39,772
Net cash provided by financing activities	1,048,952	39,772
Net decrease in cash and cash equivalents	(2,154,473)	(2,979,515)
Balance of cash and cash equivalents at beginning of year	10,588,534	13,568,049
Balance of cash and cash equivalents and restricted cash and cash equivalents at end of year	$8,434,061	$10,588,534
Cash and cash equivalents	$5,597,014	$10,588,534
Cash and cash equivalents (on deposit with related party)	$1,801,300	--
Cash and cash equivalents - restricted cash (on deposit with related party)	$1,035,747	--
Balance of cash and cash equivalents at end of year	$8,434,061	$10,588,534
Supplemental non-cash disclosure:
Non-cash portion of consideration for acquisition of NTS (Series A Preferred Stock issuance)	$8,200,000

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Overview

The audited consolidated financial statements include Intelligent Protection Management Corp. (f/k/a Paltalk, Inc.) and its wholly owned subsidiaries, A.V.M. Software, Inc., Paltalk Software Inc., Paltalk Holdings, Inc., Tiny Acquisition Inc., Camshare, Inc., Fire Talk LLC, Vumber LLC and ManyCam ULC (collectively, the “Company”).

The Company provides a comprehensive range of IT-related services, including managed IT security services, secure private cloud hosting, managed backup and disaster recovery, professional services, procurement services, web hosting, and other related services including consulting and implementing technology solutions for large enterprise and commercial clients across the United States as well as small-and-medium sized businesses. The Company also offers and supports its ManyCam software, which is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools. The Company has an over 20-year history of technology innovation and holds eight patents.

Prior to the completion of the Transactions (defined below), the Company operated a network of consumer applications. The Company’s product portfolio included “Paltalk”, “Camfrog” and “Tinychat”, which together hosted a large collection of video-based communities. The Company’s other products included “Vumber”.

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

The aggregate consideration delivered by the Company to Newtek at the Acquisition Closing consisted of (i) $4,000,000 in cash (as adjusted pursuant to the Acquisition Agreement, the “Acquisition Closing Cash Consideration”) and (ii) 4,000,000 shares of the Company’s Series A Non-Voting Common Equivalent Stock (the “Series A Preferred Stock” and such shares issued at the Acquisition Closing, the “Acquisition Closing Stock Consideration” and together with the Acquisition Closing Cash Consideration, the “Acquisition Closing Consideration”). The Series A Preferred Stock will automatically convert into one share of the Company’s common stock, par value $0.001 per share (subject to certain customary anti-dilution adjustments), upon the occurrence of certain qualifying transfers by Newtek to third parties. In addition to the Acquisition Closing Consideration, Newtek is entitled to earn-out payments under certain circumstances. For more information, see the Note 3, “Acquisition” below. In connection with the Acquisition, the Company incurred professional fees of $0.3 million for year ended December 31, 2025 and $1.8 million for the year ended December 31, 2024. These amounts are included in general and administrative expenses.

Divestiture

On the Closing Date and prior to the Acquisition Closing, the Company completed the sale to Meteor Mobile Holdings, Inc., a Delaware corporation (“Meteor Mobile”), of its telecommunications services provider, “Vumber”, as well as its “Paltalk” and “Camfrog” applications and certain assets and liabilities related to such services provider and applications (the “Transferred Assets,” and such sale, the “Divestiture,” and, together with the Acquisition, the “Transactions”) pursuant to that certain Asset Purchase Agreement, dated November 7, 2024, by and among the Company, its wholly owned subsidiaries Paltalk Holdings, Inc., Paltalk Software, Inc., Camshare, Inc., A.V.M. Software, Inc. and Vumber, LLC (collectively, the “Sellers”), and Meteor Mobile. As a result of the Divestiture, the Company is no longer engaged in the business of providing video-based, live streaming, virtual camera and telecommunications software to consumers, as and to the extent such businesses were previously conducted by the Company pursuant to the “Vumber,” “Paltalk” and “Camfrog” applications. In addition, prior to the Acquisition Closing, the Company ceased all operations of its “Tinychat” service and application. The consideration delivered by Meteor Mobile to the Company at the closing of the Divestiture consisted of (i) $1,350,000 in cash and (ii) the assumption of all of the liabilities of the Sellers arising out of, or relating to, the Business or the Transferred Assets, other than certain excluded liabilities (the “Divestiture Closing Consideration”). In connection with the Divestiture, the Company is entitled to earn-out payments under certain circumstances. For more information, see the Note 13, “Discontinued Operations” below.

Discontinued Operations

During the year ended December 31, 2024, the Transferred Assets met the criteria for classification as assets held for sale and discontinued operations as the Company received stockholder approval of the sale of its Transferred Assets at its special meeting of stockholders held on December 30, 2024. As such, assets and liabilities related to the Transferred Assets are presented as held for sale/discontinued operations on the consolidated balance sheets as of December 31, 2024 and the results of operations are presented as discontinued operations on the consolidated statement of operations for the year ended December 31, 2024. On January 2, 2025, the Company completed the Divestiture as described above.

Employee Retention Tax Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act, the Company was eligible for a refundable employee retention tax credit (the “ERTC”) subject to certain criteria. During the year ended December 31, 2023, the Company applied for the ERTC and recorded a receivable in the amount of $343,045, net of related costs. As December 31, 2024, the remaining balance due to the Company was $114,212, which was included on the consolidated balance sheets as a receivable. During the year ended December 31, 2025, the balance of the ERTC was received in full.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the requirements of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated upon consolidation.

Recent Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We have elected to adopt ASU 2023-09 prospectively on our annual income tax disclosures for the annual period ended December 31, 2025. The standard expanded the disclosures provided in our annual financial statements, particularly in the rate reconciliation and cash taxes paid sections, but the adoption did not have a material effect on our consolidated results of operations, financial position or cash flows.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which allows an entity to elect a practical expedient for measuring expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for as revenues from contracts customers. This expedient allows an entity to assume that current economic conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim periods within fiscal years beginning after December 15, 2026. As permitted, we have elected to early adopt the practical expedient as of December 31, 2025 and applied its provisions prospectively to the provision for uncollectable accounts. The adoption of ASU 2025-05 did not have a material impact on our consolidated results of operations, cash flows or financial condition. See “Accounts receivable – net of allowance” herein for additional information and disclosures impacted by ASU 2025-05.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The Company maintains a certificate of deposit to satisfy the depository requirement in the Loan Agreements (as defined and discussed in Note 11). The Company maintains cash in bank accounts which, at times, may exceed federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these banks. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Accounts Receivable, net of allowance

Accounts receivable represents amounts owed to the Company by third parties for technology services and related residuals. The Company generally records a receivable when revenue is recognized, as the timing of revenue recognition may differ from the timing of payment from customers. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 60 days. The Company’s accounts receivable do not bear interest and are recorded at the invoiced amount for those with unconditional rights to consideration. Accounts receivable are presented net of an allowance for credit loss on the consolidated balance sheets for any potentially uncollectible accounts under the current expected credit loss model. As of December 31, 2025, the assets and the related Current Expected Credit Losses reserve were not material.

See “Recent Accounting Standards” herein for additional information on the adoption of ASU 2025-05 and the practical expedient related to credit losses.

The managed IT and subscription revenue is billed monthly. For the majority of receivables, a provision for uncollectible accounts is established based on historical collection experience and other factors. For the remaining receivables, if the Company is aware of a specific customer’s inability to pay, a provision for uncollectible accounts is recorded to reduce the receivable balance to the amount reasonably expected to be collected. If circumstances change, the estimate of the recoverability of accounts receivable could change as well. Circumstances that could affect this estimate include, but are not limited to, customer credit issues, customer deposits, and general economic conditions. Customers’ accounts are written off once they are deemed to be uncollectible. The Company has elected the practical expedient to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. For all periods presented, uncollectible accounts were not material.

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

Revisions to the Company’s estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and can be reasonably estimated. Contract losses are the amount by which the estimated costs of the contract exceed the estimated total revenue that will be generated by the contract and are included in cost of revenues in the Company’s consolidated statements of operations. There were no contract losses for the periods presented herein.

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

The Company’s contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. At the beginning of 2025, the opening balance in deferred revenue was $4,005,039, which included $3,450,000 of deferred revenue (contractual) related to the acquired assets, and the deferred balance at December 31, 2025 was $3,878,114, a change of $126,925 during the year. The opening balance of the contract assets was $1,009,877, also related to the acquired assets and the balance at December 31, 2025 was $44,743, a change of $965,134 during the year. Of the $3,450,000 of deferred revenue related to the acquiree’s contractual deferred revenue as of the acquisition date, $2,886,318 was recognized during the year ended December 31, 2025, there was no fair value adjustment to this amount.

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

Subscription Revenue

The Company also generates subscription revenue from monthly premium subscription services from sales of its ManyCam software. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the year ended December 31, 2025 and 2024, subscriptions were offered in durations of twelve-month and twenty-four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription, regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as “deferred revenue” in the accompanying consolidated balance sheets.

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

The Company’s intangible assets represent definite lived intangible assets, which are being amortized on a straight-line basis over their estimated useful lives as follows:

Patents	20 years
Trade names, trademarks, product names, URLs	5-10 years
Internally developed software	3-7 years
Non-compete agreements	3 years
Subscriber/customer relationships	3-12 years
Order Backlog	1 year

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

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company evaluates its goodwill for impairment in accordance with ASC Topic 350, Intangibles - Goodwill and Other, by assessing qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company performs the quantitative goodwill impairment test, if, after assessing the totality of events or circumstances such as those described in paragraph ASC 350-20-35-3C(a) through (g), the Company determines that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeded the reporting unit’s fair value, limited to the total amount of goodwill related to the reporting unit. During the year ended December 31, 2025, the Company recorded $704,000 of re-measurement adjustment in connection with the fair value of the contingent liability.

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

Concentration of Credit

As of December 31, 2025, two of the Company’s customers had accounts receivable balances more than 10% of the total accounts receivable balance. The two customers represented 15% and 24%, respectively, of the December 31, 2025 total accounts receivable balance. For the year ended December 31, 2025, Newtek, a related party, and its affiliates represented 32% of total revenue.

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

3. Acquisition

On the Closing Date, the Company acquired NTS through a two-step merger process to enter a new line of business. As a result of the Acquisition, the Company acquired all of the issued and outstanding equity interests of NTS. The Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Substantially all of the Company’s revenue and operating results from continuing operations for the year ended December 31, 2025 were attributed to the operations of NTS.

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

The Company recorded a non-current liability of $704,000 for the fair value of the contingent consideration related to the expected Earn-Out. The Earn-Out Liability is classified as a Level 3 measurement for which fair value is derived from inputs that are unobservable and significant to the overall fair value measurement. The fair value of such Earn-Out Liability was estimated using a Monte Carlo simulation model that utilizes key assumptions including forecasted average EBITDA and volatilities of the underlying financial metrics during the Earn-Out periods.

The Company determined its initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtained the information used for the purchase price allocation during due diligence and through other sources. In the months after the Closing Date, as the Company obtained additional information about the acquired assets and liabilities, including results of operations, and as it learned more about the newly acquired business, it was able to refine the estimates of fair value and more accurately allocate the purchase price. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment. For the year ended December 31, 2025, the Company determined that it should revise the Earn-Out liability by lowering it to $0, based on facts and circumstances that existed at the Acquisition date, but were discovered within the remeasurement period. The Company adjusted this Earn-Out Liability with a corresponding decrease to goodwill. In addition, the Company revised the accounts receivable opening balance by $257,293 as amounts originally estimated to be uncollectible, were collected. The measurement period for this acquisition closed on January 2, 2026.

The Company made appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required. The Company has included tables for the respective acquired identifiable assets and assumed liabilities as of the Closing Date and December 31, 2025 below.

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

The fair value of all the acquired identifiable assets and liabilities summarized below were based on preliminary valuations and were updated as the Company obtained additional information during the acquisition measurement period, which ended on January 2, 2026. The purchase price allocation as of the Closing Date and then re-forecasted as of December 31, 2025 was as follows:

	At Closing Date	Change		At December 31, 2025
Assets acquired:
Accounts receivable	$3,535,343	$257,293	(1)	$3,792,636
Prepaid expenses and other current assets	129,233	--		129,233
Property and equipment, net	738,046	--		738,046
Operating lease right-of-use asset	212,452	--		212,452
Intangible assets	7,910,000	--		7,910,000
Other assets	998,228	--		998,228
Total assets acquired	13,523,302	257,293	(1)	13,780,595
Liabilities assumed:
Accounts payable	46,692	--		46,692
Accrued expenses and other current liabilities	370,059	--		370,059
Operating lease liabilities	212,452	--		212,452
Deferred revenue	3,450,000	--		3,450,000
Deferred tax liability	2,056,600	--		2,056,600
Total liabilities assumed	6,135,803	--		6,135,803
Total identifiable net assets acquired	7,387,499	257,293	(1)	7,644,792
Total purchase price: (includes $4,000,000 of cash, 4,000,000 shares of Series A Preferred Stock, which had a fair value of $8,200,000 and $704,000 of contingent consideration at the closing and $4,000,000 of cash, 4,000,000 shares of Series A Preferred Stock, which had a fair value of $8,200,000 and $0 of contingent consideration at December 31, 2025, respectively)	12,904,000	704,000	(2)	12,200,000
Goodwill	$5,516,501	$961,293		$4,555,208

(1)	Reflects an adjustment of $257,293 related to valuation of accounts receivable on the Closing Date.

(2)	Reflects an adjustment of $704,000 related to the re-measurement of the fair value of the related contingent consideration (earnout) liability

The preliminary purchase price allocation resulted in goodwill of $5,516,501 ($4,555,208 as of December 31, 2025) and will be deductible for income tax purposes. The resulting amount of goodwill is attributed to expected synergies from cross-sale opportunities and future growth. Intangible assets of $7,910,000 include customer relationships of $5,275,000, order backlog of $438,000, and trademarks and trade names of $2,197,000, which are being amortized on a straight-line basis, over weighted-average useful lives of 8 years, 1 year, and 8 years, respectively.

After the closing of the Acquisition, and in the normal course of business, certain amounts were due to the Company by Newtek and its affiliates. For the year ended December 31, 2025, sales to Newtek and its affiliates totaled $7,609,550.

In connection with the Acquisition, the Company entered into a referral arrangement with Newtek pursuant to which Newtek will refer potential clients to the Company for a fee. The referral arrangement with Newtek is terminable by either the Company or Newtek at any time. The Company paid Newtek and its affiliates $344,365 for the year ended December 31, 2025 in connection with the referral arrangement.

Supplemental Pro Forma Information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the year ended December 31, 2024 as if the Acquisition had occurred as of January 1, 2024 and gives effect to transactions that are directly attributable to the Acquisition. These amounts are based on financial information of NTS and are not necessarily indicative of what the Company’s operating results would have been had the Acquisition taken place on the date presented, nor is it indicative of the Company’s future operating results. As the Acquisition occurred on January 2, 2025, the Company’s results of operations for the year ended December 31, 2024 include those results attributable to the acquired operations of NTS.

Year Ended December 31, 2024 (unaudited)
Total Revenue	$25,667,135
Net Income from Continuing Operations	$(328,570)

The pro forma adjustments for the periods presented include additional amortization expense related to the fair value of the acquired intangible assets as if such assets were acquired on January 1, 2024.

4. Property and Equipment, net

Property and equipment consisted of the following for the periods presented:

	As of December 31,
	2025	2024
Computer equipment	$169,121	$--
Software	590,613	--
Datacenter software	330,528	--
Servers	66,838	--
Total property and equipment	1,157,100	--
Less: Accumulated depreciation	(606,472)	--
Total property and equipment, net	$550,628	$--

Depreciation expense for the year ended December 31, 2025 was $467,567. The Company only holds property and equipment in the United States.

5. Intangible Assets, Net

Intangible assets, net consisted of the following for the periods presented:

	December 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$50,000	$(41,250)	$8,750	$50,000	$(38,750)	$11,250
Trade names, trademarks, product names, URLs	2,664,425	(551,651)	2,112,774	1,022,425	(726,028)	296,397
Internally developed software	2,190,006	(1,114,122)	1,075,884	4,180,005	(2,791,266)	1,388,739
Subscriber/customer relationships	6,549,101	(2,027,673)	4,521,428	3,553,102	(3,366,707)	186,395
Order Backlog	438,000	(438,000)	--	--	--	--
Total intangible assets	$11,891,532	$(4,172,696)	$7,718,836	$8,805,532	$(6,922,751)	$1,882,781

No intangible assets were sold in the Divestiture.

Amortization expense for the years ended December 31, 2025 and 2024 was $2,073,945 and $821,696, respectively. The aggregate amortization expense for each of the next five years and thereafter is estimated to be $1,449,562 in 2026, $1,449,562 in 2027, $1,449,562 in 2028, $1,235,295 in 2029 and $2,134,855 thereafter.

Both adjustments were non-cash and had no effect on the Company’s cash flows.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	December 31,
	2025	2024
Compensation, benefits and payroll taxes	$325,113	$151,500
Other accrued expenses	652,149	358,259
Sales tax	49,449	--
Amounts due to Meteor Mobile	5,022	--
Total accrued expenses and other current liabilities	$1,031,733	$509,759

7. Leases

On April 9, 2021, the Company entered into a lease extension agreement with Jericho Executive Center LLC (“JEC”) for its office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on December 1, 2021. On May 28, 2024, the Company entered into an additional lease extension agreement with JEC, which extends the lease period by two years to November 30, 2026. Beginning on December 1, 2024, the monthly rent totaled $6,850 per month. The new extension gave the Company an option to terminate the second year in July 2025, which the Company did not elect to exercise. The Company’s monthly office rent payments under the lease are currently approximately $7,055 per month. As of December 31, 2025 and 2024 the Company had no long-term leases that were classified as financing leases and did not have additional operating or financing leases that had not yet commenced.

In connection with the Acquisition, as described in Note 1, the Company assumed an operating lease with IO New Jersey One, LLC (“Iron Mountain”) for a data center that includes office space and equipment located in Edison, New Jersey. The lease with Iron Mountain expires on April 30, 2026, and will automatically renew thereafter for additional terms of one year each, unless either party provides the other party with written notice that it will not renew the lease within ninety days of the current term. The renewal options have not been included in the Company’s operating lease right-of-use asset and liability, as the Company is not reasonably certain to exercise such options as of December 31, 2025. The Company’s monthly rent payments under the lease are currently $12,255 per month.

In connection with the Acquisition, the Company also assumed an operating lease with Aligned Data Centers (Phoenix) PropCo, LLC (“ADC”) for a data center that includes office and storage space located in Phoenix Arizona. As of the Closing Date, the lease with ADC was set to expire on August 30, 2025, subject to automatically one-year renewals thereafter, unless either party provided a notice of non-renewal within six months of the current term. Since the Company was not reasonably certain to exercise such options, and the remaining lease term did not extend beyond twelve months of the Closing Date, the Company applied the short-term measurement and recognition exemption in ASC Topic 842, Leases, as of January 2, 2025. On January 24, 2025, the Company entered into a lease extension agreement with ADC, which extends the lease period by two years to August 30, 2027. Since the lease extension agreement resulted in a lease term greater than twelve months, the Company recorded an operating lease right-of-use asset and liability on January 24, 2025, which includes the remaining lease term of approximately seven months and two-year extension term. The lease extension agreement modified the automatic renewal term from one year to two years, which has not been included in the Company’s operating lease right-of-use asset and liability, as the Company is not reasonably certain exercise such options as of December 31, 2025. The Company’s monthly rent payments under the lease are currently $53,853 per month.

As of December 31, 2025, the Company had no long-term leases that were classified as financing leases and did not have additional operating or financing leases that had not yet commenced.

As of December 31, 2025, the Company had operating lease liabilities of approximately $1,144,496 (of which $756,590 is classified as short-term liabilities and $387,906 is classified as long-term liabilities) and operating lease right-of-use assets of approximately $1,140,196, all of which are included in the accompanying consolidated balance sheets.

Total rent expense for the year ended December 31, 2025 and 2024 was $907,332 and $85,259 respectively, of which $33,400 and $6,000, respectively, was sublease income. Rent expense is recorded under general and administrative expense in the consolidated statements of operations.

The following table summarizes the Company’s operating leases for the periods presented:

	Years Ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities:	$909,846	$82,176
Weighted average assumptions:
Remaining lease term	1.49	0.9
Discount rate	4.6%	2.3%

As of December 31, 2025, future minimum payments under non-cancellable operating leases were as follows:

Amount
For the year ended December 31:
2026	$789,270
2027	392,347
Total	1,181,617
Less: present value adjustment	(37,121)
Present value of minimum lease payments	$1,144,496
Current liability	$756,590
Long term liability	$387,906

8. Income Taxes

The Company is subject to evolving global minimum tax rules developed by the Organization for Economic Co-operation and Development (“OECD”), commonly referred to as Pillar Two, which generally impose a 15% minimum effective tax rate on large multinational enterprises. Although the Pillar Two model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar Two. In January 2025, the United States issued an executive order announcing opposition to aspects of these rules. In January 2026, the OECD/G20 announced the Side-by-Side (SbS) package, implemented as administrative guidance and modifying the operation of Pillar Two rules. The package introduces simplifications and new safe harbors for U.S. and other multinational companies where domestic and international tax systems meet robust requirements to coexist with Pillar Two, which would fully exempt U.S.-parented groups from the application of two of the three Pillar Two top-up taxes. The SbS package also extends the current Transitional Country-by-Country Reporting (CbCR) Safe Harbor by one year, through the end of fiscal year 2027. Based on legislation enacted to date and preliminary testing, Pillar Two had no impact on our 2025 effective tax rate. We currently do not expect Pillar Two to significantly impact our effective tax rate going forward.

The components of loss before income tax benefit are presented as follows:

	December 31,
	2025	2024
United States	$(3,065,304)	$(3,756,366)
Foreign	(1,218,031)	(649,898)
Loss before Income Taxes	$(4,283,335)	$(4,406,264)

The Company’s (benefit) provision for income taxes is comprised of the following:

	December 31,
	2025	2024
Current:
Federal	$(13,039)	$-
State and local	6,758	11,888
Foreign	16,230	35,520
Total Current Tax Expense	9,949	47,408
Deferred:
Federal	(1,661,100)	-
State and local	(395,500)	-
Foreign	(280,148)	(184,997)
Total Deferred Tax Benefit	(2,336,748)	(184,997)
Total Tax Benefit	$(2,326,799)	$(137,589)

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	December 31, 2025
	Amount	Percent
Income tax at statutory federal tax rate	$(899,652)	21.0%
State and local income tax, net of federal income tax effect[1]	(390,133)	9.1%
Foreign tax effects	(24,361)	0.6%
Change in valuation allowances	(1,753,177)	40.9%
Nontaxable or nondeductible items:
Other nontaxable of nondeductible items	(521)	0.0%
Gain on Non-Deductible Goodwill	559,278	(13.1)%
Other	181,767	(4.2)%
Effective tax rate	$(2,326,799)	54.3%

[1]	State taxes in California, New Jersey, New York, and New York City made up the majority (greater than 50%) of the tax effect in this category.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	2025	2024
Income tax benefit at federal statutory rate	21.0%	21.0%
Permanent Differences	-%	-%
Transaction Costs	(8.2)%	-%
State and local taxes	1.1%	-%
Valuation allowance	(7.5)%	(17.2)%
Deferred tax adjustment	-%	(0.8)%
Share based compensation	(3.6)%	(2.6)%
Foreign Income Tax Rate Differential	0.3%	0.4%
Other	-%	0.2%
Effective tax rate	3.1%	1.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred Tax Assets:
U.S. federal and state net operating losses	$4,623,197	$2,578,441
Foreign net operating losses	149,960	-
Share-based compensation	472,537	342,510
Amortization of intangible assets	-	290,536
Lease Liability	320,600	16,981
Capitalized IRC §174 costs	1,478,954	2,638,434
Tax credits	62,969	62,969
Other	308,478	662,165
Subtotal	7,416,695	6,592,036
Less Valuation Allowance:	(5,242,904)	(6,568,063)
Total Deferred Tax Assets	2,173,791	23,973
Deferred Tax Liabilities:
Amortization of intangible assets	(1,922,537)	(430,455)
Property and equipment	(20,919)	(12,384)
Right of Use	(319,395)	-
Other	(59,838)	(10,179)
Total Deferred Tax Liabilities	(2,322,689)	(453,018)
Net Deferred Tax Liability	$(148,898)	$(429,045)

In assessing the Company’s ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. A significant piece of objective negative evidence evaluated was cumulative loss incurred over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth. Based on the weight of available evidence, the Company determined that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis and has recorded a valuation allowance against its net U.S. deferred tax assets. The Company’s valuation allowance decreased by $1,454,892 during 2025 largely due to a partial valuation allowance reversal resulting from the NTS business combination which created a source of future taxable income. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards of approximately $18.8 million, of which $10.3 million continue to be subject to a severe annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). The remaining $8.5 million not subject to limitation under Section 382 may be used to offset 80% of future taxable income and can be carried forward indefinitely. The Company had total state net operating loss carryforward of $11.3 million, which will begin to expire in varying amounts starting in 2034.

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2025, the Company had no uncertain tax positions. As such, there are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months from December 31, 2025. The tax years 2022-2025 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

Income Taxes Paid

December 31, 2025
Income taxes paid, net of refunds received, consisted of the following:
Federal	$22,500
State and local	3,553
Foreign	26,529
Income taxes paid, net of refunds received	$52,582

9. Stockholders’ Equity

Intelligent Protection Management Corp. 2025 Long-Term Incentive Plan

On May 8, 2025, at the Company’s 2025 annual meeting of stockholders (the “2025 Annual Meeting”), the Company’s stockholders approved the Intelligent Protection Management Corp. 2025 Long-Term Incentive Plan (the “2025 LTIP”). As a result, the 2025 LTIP became effective on May 8, 2025. Concurrently with the adoption of the 2025 LTIP, the 2016 Plan (defined below) was terminated as to future awards. The 2025 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards that may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock, other consideration, or any combination thereof. Subject to certain adjustments, the maximum aggregate number of shares of common stock that may be delivered pursuant to awards under the 2025 Plan is 1,200,000 shares, plus any Prior Plan Awards (as defined in the 2025 LTIP).

The Intelligent Protection Management Corp. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. As of December 31, 2025, a total of 5,345 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan. The Intelligent Protection Management Corp. 2016 Long-Term Incentive Plan (the “2016 Plan”) was terminated as to future awards on May 8, 2025. As of December 31, 2025, a total of  635,692 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2016 Plan.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the year ended December 31, 2025:

	December 31,
	2025	2024
Expected volatility	124 – 146%	151 – 153%
Expected life of option in years	5.1 – 6.2	5.2 – 6.2
Risk free interest rate	4.39%	4.21%
Expected dividend yield	0.0%	0.0%

The expected life of the options is the period of time over which employees and non-employees are expected to hold their options prior to exercise. The expected life of options has been determined using the “simplified” method as prescribed by Staff Accounting Bulletin 110, which uses the midpoint between the vesting date and the end of the contractual term. The volatility of the Company’s common stock is calculated using the Company’s historical volatilities beginning at the grant date and going back for a period of time equal to the expected life of the award. The Company estimates potential forfeitures of stock awards and adjusts recorded stock-based compensation expense accordingly. The Company estimates pre-vesting forfeitures primarily based on the Company’s historical experience and adjusts such estimates to reflect actual forfeitures as the stock-based awards vest.

The following table summarizes stock option activity during the year ended December 31, 2025:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2025	618,898	$3.04
Granted during the period	275,000	1.98
Cancelled/Forfeited, during the period	(81,982)	4.17
Expired, during the period	(124,021)	3.44
Outstanding at December 31, 2025	687,895	$2.41
Exercisable at December 31, 2025	587,020	$2.48

At December 31, 2025, there was $356,195 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.0 years.

On December 31, 2025, the aggregate intrinsic value of stock options that were outstanding and exercisable was $16,560 and $16,560, respectively.  On December 31, 2024, the aggregate intrinsic value of stock options that were outstanding and exercisable was $42,783 and $41,883, respectively. The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the year ended December 31, 2025, the Company granted stock options to members of the Board of Directors (the “Board”) to purchase an aggregate of 100,000 shares of common stock at a weighted average exercise price of $1.94 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2025 and have a term of ten years. During the year ended December 31, 2025, the Company also granted options to employees to purchase an aggregate of 175,000 shares of common stock. These options vest in various tranches, ranging from equally over four years to fifty percent at grant date with the remaining balance vesting during the third quarter of fiscal 2025. The options have a term of ten years and have an exercise price of $2.01. The aggregate fair value for the options granted during the year ended December 31, 2025 and 2024 was $492,250 and $72,240, respectively.

The stock-based compensation expense totaled $343,850 and $151,412 for the years ended December 31, 2025 and 2024, respectively. For fiscal 2025 the total expense is included in general and administrative expenses in the consolidated statements of operations and for fiscal 2024 $13,141 is included in cost of revenue, $31,702 is included sales, marketing and product development expense and $106,569 is included in general and administrative expenses.

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

Stock Repurchase Plan

On May 8, 2025, the Board approved a stock repurchase plan for up to $400,000 of the Company’s outstanding common stock (the “Stock Repurchase Plan”), which expires on the one-year anniversary of such date. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the Stock Repurchase Plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased will be determined by a committee of the Board at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, alternative investment opportunities and other corporate considerations. For the year ended December 31, 2025, 151,258 shares of common stock were repurchased by the Company pursuant to the Stock Repurchase Plan at an average price of $1.99 per share, or an aggregate of $301,048.

Charter Amendment

On May 8, 2025, at the 2025 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation, as amended, to increase the Company’s shares of authorized common stock from 25,000,000 to 50,000,000. The amendment was filed with the Secretary of State of the State of Delaware on May 8, 2025.

Treasury Shares

As of December 31, 2025 and 2024, the Company had 793,221 and 641,963 shares of its common stock, respectively, classified as treasury shares on the Company’s consolidated balance sheets.

10. Net (Loss) Income Per Share

Basic earnings and net (loss) income per share are computed by dividing the net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted loss per share. For the year ended December 31, 2025, 687,895 of shares issuable upon the exercise of outstanding stock options were not included in the computation of diluted net loss per share from operations because their inclusion would be antidilutive. For the year ended December 31, 2024, 618,818 shares issuable upon the exercise of outstanding stock options were included in the computation of diluted net income per share from operations because their inclusion would be dilutive.

The following table summarizes the net loss per share calculation for the periods presented:

	Years Ended
	December 31,
	2025	2024
Net loss from continuing operations	$(1,956,536)	$(4,268,675)
Net loss from discontinued operations	--	$(4,157,534)
Net loss from operations – basic and diluted	$(1,956,536)	$(8,426,209)
Weighted average shares outstanding – basic and diluted	13,146,786	9,227,197
Per share data:
Basic and diluted from continuing operations	$(0.15)	$(0.48)
Basic and diluted from discontinued operations	--	$(0.43)
Basic and diluted from operations	$(0.15)	$(0.91)

	For the Year Ended December 31, 2025
	Series A Preferred Stock	Common Stock
Allocation of net loss	$(593,658)	$(1,362,877)
Weighted average shares outstanding – basic and diluted	3,989,041	9,157,745
Net loss per share – basic and diluted	$(0.15)	(0.15)

11. Business Loan Agreement and Credit Agreement and Revolving Promissory Note

On April 10, 2025, the Company, Intelligent Protection LLC, its wholly owned subsidiary (“IPM LLC”), and Newtek Bank, National Association (“Newtek Bank”), a subsidiary of Newtek, entered into that certain business loan agreement and that certain credit agreement and revolving promissory note (together, the “Loan Agreements”), which provide for a secured revolving line of credit to us and IPM LLC in the maximum amount of $1,000,000 on the terms and conditions set forth in the Loan Agreements (the “Facility”). The Loan Agreements are secured by substantially all of our assets and the assets of IPM LLC. The Facility will mature on April 10, 2026. As of the date of this Annual Report on Form 10-K, no amounts were outstanding under the Facility

12. Commitments and Contingencies

Cisco WebEx Litigation

On July 23, 2021, a wholly owned subsidiary of the Company, Paltalk Holdings, Inc., filed a patent infringement lawsuit (the “Lawsuit”) against WebEx Communications, Inc., Cisco WebEx LLC, and Cisco Systems, Inc. (collectively, “Cisco”), in the U.S. District Court for the Western District of Texas (the “Trial Court”). The Company alleged that certain of Cisco’s products have infringed U.S. Patent No. 6,683,858, and that the Company was entitled to damages.

On August 29, 2024, the jury awarded the Company $65.7 million (the “Award”) in a jury verdict in connection with the Lawsuit. On October 8, 2024, an order granting a motion for final judgment (the “Final Judgment”) was entered into in the Trial Court in connection with the Lawsuit in favor of the Company in the amount of the Award and started the time for filing any post-trial motions or appeal.

In response to the Final Judgment, Cisco filed a motion for Judgment as a Matter of Law (“JMOL”) with the Trial Court. On August 27, 2025, the Trial Court denied Cisco’s JMOL as to validity and infringement. However, the Trial Court granted Cisco’s motion for a new trial with respect to damages. On October 29, 2025, the Trial Court ordered a motions hearing set for November 12, 2025 to consider on the Company’s motion for reconsideration; however, on November 11, 2025, the Trial Court denied the Company’s motion for reconsideration.

Cisco also appealed the Trial Court judgment of validity and infringement (the “Appeal”) to the U.S. Court of Appeals for the Federal Circuit (the “Appeals Court”). Each party is expected to complete and submit its briefs with respect to the Appeal by March 31, 2026. Upon submission of such briefs, the Appeals Court will then decide whether the parties will appear to argue the Appeal or to render a decision on the Appeal based on the briefs submitted by each party.

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

Cisco ManyCam Litigation

On March 7, 2025, Cisco Systems, Inc. and Cisco Technology, Inc. filed a complaint against the Company in the U.S. District Court for the District of Delaware, alleging that the Company’s ManyCam software has infringed U.S. Patent Nos. 8,830,293 and 8,941,708 and seeking damages and injunctive relief. The Company intends to vigorously defend itself against these claims. In October 2025, the Company filed an inter partes review (“IPR”) with the Patent Review Board to invalidate Cisco Patents 8,830,293 and 8,941,708. On February 24, 2026, the Patent Review Board denied the IPR related to Cisco Patent 8,941,708. The Patent Review Board has not yet rendered a decision on the validity of Cisco Patent 8,830,293.

The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonably possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows. As of December 31, 2025, the Company had incurred approximately $0.7 million in expense for the year ended December 31, 2025 in defense of these claims.

To the Company’s knowledge, other than as described above, there are no material pending legal proceedings to which it is a party or of which any of its property is the subject.

Legal Proceedings

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of December 31, 2025.

13. Discontinued Operations

During the year ended December 31, 2024, the Transferred Assets met the criteria for classification as assets held for sale and discontinued operations as the Company received stockholder approval of the sale of its Transferred Assets at its special meeting of stockholders held on December 30, 2024. Accordingly, the assets and liabilities related to the Transferred Assets are presented as discontinued operations for all periods presented. Subsequent to year end, on January 2, 2025, the Company completed the Divestiture as described above and received cash proceeds of $1.35 million. No gain or loss was recognized for the year ended December 31, 2025.

The following table summarizes the operating results of the Transferred Assets for the periods indicated:

For the Year Ended December 31, 2024
Revenue
Subscription revenue	$7,582,654
Advertising revenue	400,595
Total Revenue	7,983,249

Costs and expenses
Cost of revenue	2,948,854
Sales and marketing expense	697,400
Product development expense	4,620,406
General and administrative expense	186,746
Impairment loss in connection with Divestiture	3,663,020
Total Costs and Expenses	12,116,426

Loss from discontinued operations	(4,133,177)
Income tax expense	(24,357)
Net Loss from discontinued operations	$(4,157,534)

Furthermore, in connection with the Divestiture, the Company evaluated the held for sale disposal group for impairment as follows:

December 31, 2024
Proceeds from sale of Transferred Assets, net of $283K of expenses	$1,067,031
Net carrying value of the disposal group	(4,916,796)
Impairment loss on held for sale assets	$(3,849,765)

The Company allocated the impairment loss in connection with the assets held for sale to goodwill.

The following table summarizes the assets and liabilities of the Transferred Assets included in the consolidated balance sheets for the periods indicated, after recognition of the impairments described above and are included as assets and liabilities attributed to discontinued operations:

As of December 31, 2024
Assets
Accounts receivable, net	$72,925
Prepaids and other current assets	--
Total current assets	72,925
Goodwill	2,663,229
Total Assets - discontinued operations	$2,736,154

Liabilities
Accounts payable	$311,506
Accrued expenses	116,532
Deferred revenue	1,596,199
Total Liabilities - discontinued operations	$2,024,237

NTS Acquisition

On January 2, 2025, the Company closed the Acquisition pursuant to which the Company acquired NTS through a two-step merger process. The aggregate consideration delivered by the Company to Newtek at the Acquisition Closing consisted of (i) $4,000,000 in cash and (ii) 4,000,000 shares of Series A Preferred Stock. In addition to the Acquisition Closing Consideration, the Acquisition Agreement provides that Newtek is entitled to receive an amount up to $5,000,000 (the “Acquisition Earn-Out Amount”) based on the Company’s achievement of certain cumulative average adjusted EBITDA thresholds for the 2025 and 2026 fiscal years. The Acquisition Earn-Out Amount may be paid, in the Company’s sole discretion, in cash, in shares of Series A Preferred Stock or in a combination thereof. Pursuant to the Acquisition Agreement, to the extent that all or a portion of the Acquisition Earn-Out Amount is paid in shares of Series A Preferred Stock, the number of shares of Series A Preferred Stock to be issued to Newtek will be calculated based on the average of the daily volume weighted average prices of the Company’s common stock during each trading day during a 60 calendar-day period ending on December 31, 2026; provided, that in no event shall such price be less than $1.00.

Pursuant to the Acquisition Agreement, if the issuance of the Acquisition Earn-Out Stock Consideration would cause Newtek’s “total equity” (as calculated under the Bank Holding Company Act of 1956, as amended, and as implemented and interpreted by the Board of Governors of the Federal Reserve System) in the Company to exceed one-third of the “Total Equity Cap”, then the number of shares of Series A Preferred Stock issuable as Acquisition Earn-Out Stock Consideration will be adjusted so that the Company will issue to Newtek the maximum number of shares of Series A Preferred Stock that would not cause Newtek’s total equity to exceed the Total Equity Cap, with a corresponding increase to the Acquisition Earn-Out Cash Consideration.

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

The amount earned in Earn Out Period 1 was $31,263 and is included in other income in the consolidated statement of operations.

14. Related Party Transactions

Relationship

As of December 31, 2025, Newtek beneficially owned approximately 30.6% of the Company’s issued and outstanding common stock or common-equivalent equity (on an as-converted and fully-diluted basis). Newtek is also a significant customer of the Company.

Deposit Accounts at Newtek Bank

The Company has a commercial banking relationship with Newtek Bank.  At December 31, 2025 the Company had $1,801,300 on deposit in commercial accounts with Newtek Bank, as well as a certificate of deposit in the amount of $1,035,747. The certificate of deposit is classified as restricted cash as it is used to secure the Credit Agreement described in Note 11 above. There were no amounts outstanding under the Credit Agreement at December 31, 2025.

Revenue and Accounts Receivable

Revenue from Newtek and its subsidiaries and affiliates totaled approximately $7,669,549 for the year ended December 31, 2025, representing approximately 32% of the Company’s total revenue for those periods.

Accounts receivable from Newtek and its subsidiaries and affiliates totaled approximately $75,601 as of December 31, 2025. These amounts are unsecured, non-interest bearing and due under normal trade terms. Management did not record an allowance for credit losses related to these balances as of December 31, 2025.

Accrued Expenses and other General and Administrative Expenses

The Company has a referral arrangement with Newtek whereby it pays commissions for referrals of customers services. Included in accrued expenses at December 31, 2025 was $46,450 in connection with these payments. For the year ended December 31, 2025 the Company paid Newtek $297,915 in connection with these agreements.  These amounts are unsecured, non-interest bearing, and due under normal trade terms.

In addition, the Company subleased space to an affiliate of Newtek and received $33,400, which was offset against rent expense.

Concentration

Because Newtek is both a significant shareholder and a major customer, the Company has a concentration of revenue with this related party. The loss of this customer could have a material adverse effect on the Company’s operations.

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

Based on the evaluation as of December 31, 2025, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, and based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules: Financial statement schedules have been omitted as information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.

3.	The exhibits listed below are filed, furnished or incorporated by reference, as applicable, as a part of this Annual Report on Form 10-K.

2.1#	Agreement and Plan of Merger, dated August 11, 2024, by and among Intelligent Protection Management Corp., PALT Merger Sub 1, Inc., PALT Merger Sub 2, LLC, Newtek Technology Solutions, Inc. and NewtekOne, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on August 12, 2024 by the Company with the SEC).

2.2#***	Asset Purchase Agreement, dated November 7, 2024, by and among Intelligent Protection Management Corp., Paltalk Holdings, Inc., Paltalk Software, Inc., Camshare, Inc., A.V.M. Software, Inc., Vumber, LLC, and Meteor Mobile Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on November 8, 2024 by the Company with the SEC).

3.1	Certificate of Incorporation of Intelligent Protection Management Corp. (as amended through May 8, 2025) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company filed on May 14, 2025 by the Company with the SEC).

3.2	Amended and Restated Bylaws of Intelligent Protection Management Corp. (as amended through January 2, 2025) (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Company filed on March 24, 2025 by the Company with the SEC).

3.3	Certificate of Designations of Series A Non-Voting Common Equivalent Stock of Intelligent Protection Management Corp. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of the Company filed on January 2, 2025 by the Company with the SEC).

4.1*	Description of Securities of Intelligent Protection Management Corp.

10.1†	Amended and Restated Intelligent Protection Management Corp. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-52176) of the Company filed on November 14, 2011 by the Company with the SEC).

10.2†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.3†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.4†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-174456) of the Company filed on May 24, 2011 by the Company with the SEC).

10.5†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-52176) of the Company filed on November 14, 2011 by the Company with the SEC).

10.6†	Intelligent Protection Management Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 20, 2016 by the Company with the SEC).

10.7†	First Amendment to Intelligent Protection Management Corp. 2016 Long Term Incentive Plan, dated as of April 10, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 30, 2017 by the Company with the SEC).

10.8†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.9†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.10†	Form of Director and Officer Nonqualified Stock Option Agreement. (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Company filed on March 23, 2022 by the Company with the SEC).

10.11†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company filed on August 11, 2016 by the Company with the SEC).

10.12†	Intelligent Protection Management Corp. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 9, 2025 by the Company with the SEC).

10.13†	Form of Nonqualified Stock Option Agreement under the Intelligent Protection Management Corp. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2025 by the Company with the SEC).

10.14†	Form of Incentive Stock Option Agreement under the Intelligent Protection Management Corp. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2025 by the Company with the SEC).

10.15†	Form of Restricted Stock Award Agreement under the Intelligent Protection Management Corp. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2025 by the Company with the SEC).

10.16*†	Form of Director and Officer Nonqualified Stock Option Agreement under the Intelligent Protection Management Corp. 2025 Long-Term Incentive Plan.

10.17†	Second Amended and Restated Executive Employment Agreement, dated January 2, 2025, by and between Intelligent Protection Management Corp. and Jason Katz (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on January 2, 2025 by the Company with the SEC).

10.18†	Second Amended and Restated Executive Employment Agreement, dated January 2, 2025, by and between Intelligent Protection Management Corp. and Kara Jenny (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on January 2, 2025 by the Company with the SEC).

10.19†	Executive Employment Agreement, dated January 2, 2025, by and between Intelligent Protection Management Corp. and Adam Zalko (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on January 2, 2025 by the Company with the SEC).

10.20†	Executive Employment Agreement, dated January 2, 2025, by and between Intelligent Protection Management Corp. and Jared Mills (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company filed on January 2, 2025 by the Company with the SEC).

10.21	Registration Rights Agreement, dated October 7, 2016, by and between Intelligent Protection Management Corp. and Clifford Lerner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 11, 2016 by the Company with the SEC).

10.22	First Amendment to Registration Rights Agreement, dated June 15, 2018, by and between the Company and Clifford Lerner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on June 19, 2018 by the Company with the SEC).

10.23	Registration Rights Agreement, dated January 2, 2025, by and between Intelligent Protection Management Corp. and NewtekOne, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 2, 2025 by the Company with the SEC).

10.24†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of the Company filed on March 24, 2025 by the Company with the SEC).

10.25	Business Loan Agreement and Credit Agreement and Revolving Promissory Note, dated April 10, 2025, by and among Intelligent Protection Management Corp., Intelligent Protection LLC and Newtek Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 16, 2025 by the Company with the SEC).

19.1	Intelligent Protection Management Corp. Insider Trading Policy. (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K of the Company filed on March 24, 2025 by the Company with the SEC).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K of the Company filed on March 24, 2025 by the Company with the SEC).

23.1*	Consent of Grassi & Co., CPAs, P.C.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Intelligent Protection Management Corp. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K of the Company filed on March 24, 2025 by the Company with the SEC).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Intelligent Protection Management Corp. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

†	Management contract or compensatory plan arrangement.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Intelligent Protection Management Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

***	Certain confidential information has been excluded pursuant to Item 601(b)(2)(ii) of Regulation S-K. Such excluded information is not material and is the type that Intelligent Protection Management Corp. treats as private or confidential.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2026	INTELLIGENT PROTECTION MANAGEMENT CORP.

	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Katz	Chief Executive Officer and Chairman of the Board	March 17, 2026
Jason Katz	(Principal Executive Officer)

/s/ Kara Jenny	Chief Financial Officer and Director	March 17, 2026
Kara Jenny	(Principal Financial and Accounting Officer)

/s/ Yoram “Rami” Abada	Director	March 17, 2026
Yoram “Rami” Abada

/s/ Lance Laifer	Director	March 17, 2026
Lance Laifer

/s/ Sidney Rabsatt	Director	March 17, 2026
Sidney Rabsatt

/s/ John Silberstein	Director	March 17, 2026
John Silberstein

/s/ Barry Sloane	Director	March 17, 2026
Barry Sloane