Form 10-Q
period 2026-03-31
INTELLIGENT PROTECTION MANAGEMENT CORP.
filed 2026-05-12
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2026
Common Stock, par value $0.001 per share	9,035,729 *

*	Excludes 843,221 shares of common stock that are held as treasury stock by Intelligent Protection Management Corp.

INTELLIGENT PROTECTION MANAGEMENT CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

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

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 1A. Risk Factors” in Part II of this report, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission on March 17, 2026. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this report, except to the extent required by applicable securities laws.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$5,675,238	$5,597,014
Cash and cash equivalents (on deposit with a related party)	1,363,391	1,801,300
Cash and cash equivalents – restricted cash (on deposit with related party)	1,046,021	1,035,747
Accounts receivable, net of allowance of $98,089 and $100,000 as of March 31, 2026 and December 31, 2025, respectively	2,157,952	1,599,725
Due from related party	50,064	75,601
Prepaid expense and other current assets	2,074,418	1,363,574
Total current assets	12,367,084	11,472,961

Property and equipment, net	507,727	550,628
Intangible assets, net	7,356,447	7,718,836
Goodwill	4,555,208	4,555,208
Operating lease right of use assets, net	4,193,680	1,140,196
Other assets	552,787	602,688
Total assets	$29,532,933	$26,040,517

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,248,269	$1,604,898
Accrued expenses and other current liabilities	760,446	1,031,733
Operating lease liabilities, current portion	465,656	756,590
Deferred revenue	4,652,125	3,878,114
Due to related party	68,056	46,450
Total current liabilities	8,194,552	7,317,785

Operating lease liabilities, non-current portion	3,750,794	387,906
Deferred tax liability	121,808	148,898
Total liabilities	12,067,154	7,854,589
Commitments and contingencies (Note 12)
Stockholders’ equity:
Series A Preferred Stock, $0.001 par value, 9,000,000 authorized, 4,000,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	4,000	4,000
Common stock, $0.001 par value, 50,000,000 shares authorized, 9,878,950 shares issued and 9,035,729 and 9,085,729 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	9,879	9,879
Treasury stock, 843,221 and 793,221 shares repurchased as of March 31, 2026 and December 31, 2025, respectively	(1,583,876)	(1,500,385)
Additional paid-in capital	44,963,303	44,939,747
Accumulated deficit	(25,927,527)	(25,267,313)
Total stockholders’ equity	17,465,779	18,185,928
Total liabilities and stockholders’ equity	$29,532,933	$26,040,517

The accompanying notes are an integral part of these condensed consolidated financial statements

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Managed information technology, includes $1,890,125 and $1,688,583 of related party revenue for the three months ended March 31, 2026 and 2025, respectively	$3,920,494	$3,558,833
Procurement revenue, includes $34,438 and $54,520 of related party revenue for the three months ended March 31, 2026 and 2025, respectively	1,696,901	951,379
Professional services revenue, includes $37,375 and $51,850 of related party revenue for the three months ended March 31, 2026 and 2025, respectively	483,300	726,607
Subscription revenue	254,056	281,219
Total revenue	6,354,751	5,518,038
Costs and expenses
Costs of revenue	3,260,166	2,464,663
Sales, marketing and product development expense	778,029	765,364
General and administrative expense	2,507,631	2,937,897
Depreciation and amortization	475,498	684,041
Litigation expenses relating to the Cisco ManyCam Litigation	101,609	--
Total costs and expenses	7,122,933	6,851,965
Loss from operations	(768,182)	(1,333,927)
Interest income, net	61,378	82,392
Other income	22,000	--
Loss from operations before income tax benefit	(684,804)	(1,251,535)
Income tax benefit	24,590	2,060,065
Net (loss) income	$(660,214)	$808,530

Net (loss) income per share of common stock:
Basic	$(0.05)	$0.06
Diluted	$(0.05)	$0.06

Weighted average number of shares of Series A Preferred Stock used in calculating net (loss) income per share of Series A Preferred Stock, basic and diluted	4,000,000	3,955,556
Weighted average number of shares of Common Stock used in calculating net (loss) income per share of Common Stock, basic and diluted	9,071,393	9,236,987
Basic and diluted net (loss) income per share of Series A Preferred Stock, basic and diluted	$(0.05)	$0.06
Basic and diluted net (loss) income per share of Common Stock, basic and diluted	$(0.05)	$0.06

Weighted average number of shares of common stock used in calculating net (loss) income per share of common stock:
Basic	13,071,393	13,192,543
Diluted	13,071,393	13,192,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Series A Preferred Stock	Stock Amount	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	-	$-	9,878,950	$9,879	(641,963)	$(1,199,337)	$36,399,897	$(23,310,777)	$11,899,662
Stock-based compensation expense	-	-	-	-	-	-	167,629	-	167,629
Issuance of Series A Preferred Stock	4,000,000	4,000	-	-	-	-	8,196,000	-	8,200,000
Net income	-	-	-	-	-	-	-	808,530	808,530
Balance at March 31, 2025	4,000,000	$4,000	$9,878,950	$9,879	(641,963)	$(1,199,337)	$44,763,526	$(22,502,247)	$21,075,821
Balance at December 31, 2025	4,000,000	$4,000	9,878,950	$9,879	(793,221)	$(1,500,385)	$44,939,747	$(25,267,313)	$18,185,928
Stock-based compensation expense	-	-	-	-	-	-	23,556	-	23,556
Repurchases of common stock	-	-	-	-	(50,000)	(83,491)	-	-	(83,491)
Net loss	-	-	-	-	-	-	-	(660,214)	(660,214)
Balance at March 31, 2026	4,000,000	4,000	9,878,950	$9,879	(843,221)	$(1,583,876)	$44,963,303	$(25,927,527)	$17,465,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(660,214)	$808,530

Adjustments to reconcile net (loss) income from continuing operations to net cash used in operating activities:
Amortization of intangible assets and depreciation	362,389	578,065
Amortization of operating lease right-of-use assets	168,039	206,687
Depreciation on property and equipment	113,109	105,976
Income tax benefit	(27,090)	(2,060,065)
Stock-based compensation	23,556	167,629
Credit loss expense	(1,911)	3,436

Changes in operating assets and liabilities, net of acquired assets and disposition:
Accounts receivable	(530,779)	1,015,863
Operating lease liability	(149,569)	(215,265)
Prepaid expense and other current assets	(710,844)	(784,774)
Other assets	49,901	--
Accounts payable, accrued expenses and other current liabilities	393,690	2,245,148
Deferred revenue	774,011	(326,447)
Net cash (used in) provided by operating activities	(195,712)	1,744,783

Cash flows from investing activities:
Cash paid for acquisition of fixed assets	(70,208)	--
Cash paid for acquisition of NTS	--	(4,000,000)
Net cash used in investing activities	(70,208)	(4,000,000)

Cash flows from financing activities:
Purchase of treasury stock	(83,491)	--
Proceeds from sale of Transferred Assets	--	1,350,000

Net cash provided by financing activities	(83,491)	1,350,000
Net decrease in cash and cash equivalents	(349,411)	(905,217)
Balance of cash, cash equivalents and restricted cash at beginning of period	8,434,061	10,588,534
Balance of cash, cash equivalents and restricted cash at end of period	8,084,650	9,683,317
Cash and cash equivalents	$5,675,238	$7,834,708
Cash and cash equivalents (on deposit with related party)	$1,363,391	$844,139
Cash and cash equivalents - restricted cash (on deposit with related party)	$1,046,021	$1,004,470
Balance of cash and cash equivalents at end of period	$8,084,650	$9,683,317
Supplemental non-cash disclosure:
Operating lease extension, right of use asset	$3,221,523	$--
Non-cash portion of consideration for acquisition of NTS (Series A Preferred Stock issuance)	$--	$8,200,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

The accompanying condensed consolidated financial statements include Intelligent Protection Management Corp. and its wholly owned subsidiaries, A.V.M. Software, Inc., Paltalk Software Inc., Paltalk Holdings, Inc., Tiny Acquisition Inc., Camshare, Inc., Fire Talk LLC, Vumber LLC, ManyCam ULC and Intelligent Protection LLC (collectively, the “Company”).

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

Basis of Presentation

The condensed consolidated financial statements included in this report have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The Company has not included certain information and notes required by GAAP for complete financial statements pursuant to those rules and regulations, although it believes that the disclosure included herein is adequate to make the information presented not misleading. The condensed consolidated financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 17, 2026 (the “Form 10-K”).

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheets and statements of operations, cash flows and changes in stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the three months ended March 31, 2026 are not necessarily indicative of results for the year ending December 31, 2026, or for any other period.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2026, there were no significant changes made to the Company’s significant accounting policies.

For a detailed discussion about the Company’s significant accounting policies, see the Form 10-K.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The Company maintained a certificate of deposit to satisfy the depository requirement in the Loan Agreements (as defined and discussed in Note 12). The Company maintains cash in bank accounts which, at times, may exceed federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these banks. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODM uses net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on net income (loss) and operating income (loss) is disclosed in the condensed consolidated statements of operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the condensed consolidated statements of operations.

The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements. The Company is a single-segment business.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include impairments and fair value estimates for assets acquired in business combinations and assessment of useful lives of acquired intangible assets. The fair values and estimates related to the Acquisition (as defined and discussed in Note 3) were based on a number of factors, including a valuation by an independent third party.  The Company also uses a Black-Scholes model for estimates in calculating share-based compensation.

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

Revenue Recognition

The Company’s revenue is measured based on the consideration specified in a contract with a customer. The Company’s contracts with its customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When a cloud-based service includes both on-premises software licenses and cloud services, judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time. Certain cloud services depend on a significant level of integration, interdependency and interrelation between the desktop applications, and cloud services and are accounted for together as one performance obligation. Revenue from cloud services is recognized ratably over the period in which the cloud services are provided. The Company otherwise recognizes revenue when it satisfies a performance obligation by transferring control of a product or service or by arranging for the sale of a vendor’s products or service to a customer.

The Company recognizes revenue from the sale of services as it performs the underlying services, typically based on time and materials basis based upon hours incurred for the performance completed to date for which the Company has the right to consideration. The Company recognizes revenue on sales of goods at a point in time when the customer takes control of the goods, which typically occurs when title and risk of loss have passed to the customer. In most cases, the Company serves as principal; therefore it recognizes revenue on a gross basis for each of the Company’s services and product offerings principally because the Company is primarily responsible for fulfilling the promise to provide specified goods or service, and the Company has discretion in establishing the price of specified good or service. When the Company serves as an agent, it recognizes revenue on a net basis.

The Company classifies its right to consideration in exchange for deliverables as either a receivable or a contract asset (unbilled receivable). A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). For example, the Company recognizes a receivable for revenue related to the Company’s transaction- or volume-based contracts when earned regardless of whether amounts have been billed. Such receivables are presented in accounts receivable, net in the Company’s condensed consolidated balance sheets. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables, judgment, and other applicable factors.

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in “current and other assets” in the Company’s condensed consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The Company’s contract assets and liabilities are reported at the end of each reporting period. The difference between the opening and closing balances of the contract assets and deferred revenue primarily results from the timing difference between performance obligations and the customer’s payment. The Company receives payments from customers based on the terms established in their contracts, which may vary generally by contract type.

The Company’s contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The difference between the opening and closing balances of the contract assets and “deferred revenue” primarily results from the timing difference between performance obligations and the customer’s payment. The Company receives payments from customers based on the terms established in their contracts, which may vary generally by contract type.

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

Subscription Revenue

The Company also generates subscription revenue from monthly premium subscription services from sales of its ManyCam software. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the three months ended March 31, 2026 and 2025, subscriptions were offered in durations of twelve-month and twenty-four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets.

Intangible Assets

Intangible assets include intellectual property either owned by the Company or to which the Company has a license. Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired. The Company’s intangible assets include patents, internally developed software, intellectual property (e.g., trade names, trademarks and URLs) and subscriber relationships/customer lists.

The Company’s intangible assets represent definite lived intangible assets, which are being amortized on a straight-line basis over their estimated useful lives as follows:

Patents	20 years
Trade names, trademarks, product names, URLs	5-10 years
Internally developed software	3-7 years
Non-compete agreements	3 years
Subscriber/customer relationships	3-12 years
Order Backlog	1 year

The Company reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. No impairments were recorded on intangible assets as no impairment indicators were noted for the periods presented in these condensed consolidated financial statements.

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

Leases

The Company determines if an arrangement is, or contains, a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current and operating lease liabilities, noncurrent in the Company’s condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date (or acquisition date) based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the transition date and subsequent lease commencement dates in determining the present value of lease payments. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term to each lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments made under operating leases is recognized on a straight-line basis over the lease term.

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

Property and equipment is evaluated for recoverability whenever events or changes in circumstances indicate that the carrying amounts of the assets might not be recoverable. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use and eventual disposition of the asset. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. No impairment losses were recorded on property and equipment for the periods presented in these condensed consolidated financial statements.

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

In connection with the Acquisition, the Company initially recognized a non-current liability of $704,000 for the Earn-Out (as defined below). The Earn-Out Liability (as defined below) is classified as a Level 3 measurement for which fair value is derived from inputs that are unobservable and significant to the overall fair value measurement. The fair value of the Earn-Out Liability is estimated using a Monte Carlo simulation model that utilizes key assumptions including forecasted revenues and volatilities of the underlying financial metrics during the Earn-Out period. The Company assessed the fair value of the Earn-Out Liability at December 31, 2025 and re-measured the fair value by adjusting this amount (as permitted during the measurement period) to zero. Any subsequent changes in the estimated fair value of the liability are reflected in selling, general and administrative expenses until the liability is settled.

Concentration of Credit

As of March 31, 2026, two of the Company’s customers represented receivable balances more than 10% of the total accounts receivable balance. These two customers represented 42% and 13%, respectively, of the total accounts receivable balance for the three months ended March 31, 2026. For the year end December 31, 2025, two customers represented 24% and 15%, respectively, of the total accounts receivable. For the three months ended March 31, 2026 and 2025, Newtek, a related party, and its affiliates represented 30.9% and 32.5% of total revenue, respectively.

3. Acquisition

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

The aggregate consideration delivered by the Company to Newtek at the Acquisition Closing consisted of (i) $4,000,000 in cash (as adjusted pursuant to the Acquisition Agreement, the “Acquisition Closing Cash Consideration”) and (ii) 4,000,000 shares of the Company’s Series A Non-Voting Common Equivalent Stock (the “Series A Preferred Stock” and such shares issued at the Acquisition Closing, the “Acquisition Closing Stock Consideration” and together with the Acquisition Closing Cash Consideration, the “Acquisition Closing Consideration”). Each share of Series A Preferred Stock will automatically convert into one share of the Company’s common stock, par value $0.001 per share (subject to certain customary anti-dilution adjustments), upon the occurrence of certain qualifying transfers by Newtek to third parties. In connection with the Acquisition, the Company incurred professional fees of $0.3 million for the three months ended March 31, 2025, which amounts are included in “general and administrative expenses” in the condensed consolidated statement of operations.

The aggregate purchase price delivered by the Company to Newtek was $12,904,000, which consisted of (i) $4,000,000 in cash and (ii) 4,000,000 shares of Series A Preferred Stock, which had a fair value of $8,200,000 on the Closing Date. Newtek is also entitled to earnout payments under certain circumstances of up to $5,000,000 (the “Earn-Out” or “Earn-Out Liability”) based on the Company’s achievement of certain cumulative average adjusted EBITDA thresholds for the 2025 and 2026 fiscal years, which had a fair value of $704,000 on the Closing Date. The Company financed the cash portion of the purchase price using existing cash on hand.

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

After the Acquisition Closing, and in the normal course of business, certain amounts were due to the Company by Newtek and its affiliates. For the three months ended March 31, 2026 and 2025, sales to Newtek and its affiliates totaled $2.0 million and $1.8 million, respectively.

In connection with the Acquisition, the Company entered into a referral arrangement with Newtek pursuant to which Newtek will refer potential clients to the Company for a fee. The referral arrangement with Newtek is terminable by either the Company or Newtek at any time. For the three months ended March 31, 2026 and 2025 the Company incurred $125,352 and $76,183 of expense in connection with the referral arrangement, respectively. These amounts are included in the “sales, marketing and product development expenses” in the condensed consolidated statement of operations.

4. Property and Equipment, net

Property and equipment consisted of the following for the periods presented:

	For the Three Months Ended March 31, 2026 (unaudited)	For the Year Ended December 31, 2025
Computer equipment	$239,329	$169,121
Software	590,613	590,613
Datacenter software	330,528	330,528
Servers	66,838	66,838
Total property and equipment	1,227,308	1,157,100
Less: Accumulated depreciation	(719,581)	(606,472)
Total property and equipment, net	$507,727	$550,628

Depreciation expense for the three months ended March 31, 2026 and 2025 was $113,109 and $105,976, respectively.

The Company only holds property and equipment in the United States.

5. Intangible Assets, Net

Intangible assets, net consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026 (unaudited)			December 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$50,000	$(41,875)	$8,125	$50,000	$(41,250)	$8,750
Trade names, trademarks product names, URLs	2,664,425	(646,809)	2,017,616	2,664,425	(551,651)	2,112,774
Internally developed software	2,190,006	(1,192,336)	997,670	2,190,006	(1,114,122)	1,075,884
Subscriber/customer relationships	6,549,101	(2,216,065)	4,333,036	6,549,101	(2,027,673)	4,521,428
Order Backlog	438,000	(438,000)	--	438,000	(438,000)	--
Total intangible assets	$11,891,532	$(4,535,085)	$7,356,447	$11,891,532	$(4,172,696)	$7,718,836

Amortization expense for the three months ended March 31, 2026 was $362,389 as compared to $578,065 for the three months ended March 31, 2025. The aggregate amortization expense for each of the next four years and thereafter is estimated to be $1,087,171 in 2026, $1,449,562 in 2027 and 2028, and $3,370,152 thereafter.

6. Divestiture

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

The amount earned in Earn-Out Period 1 was $31,263 and is included in “other income” in the consolidated statement of operations for the year ended December 31, 2025.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	March 31,	December 31,
	2026	2025
	(unaudited)
Compensation, benefits and payroll taxes	$120,211	$325,113
Other accrued expenses	518,749	652,149
Sales tax	114,088	49,449
Amounts due to Meteor Mobile	7,398	5,022
Total accrued expenses and other current liabilities	$760,446	$1,031,733

8. Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended March 31, 2026, the Company recorded an income tax benefit of $24,590. The effective tax rate for the three months ended March 31, 2026 was 3.6% which differs from the statutory rate of 21% primarily due to limited tax benefit being provided on current pre-tax losses due to the Company’s valuation allowance position, differences in foreign tax rates from the U.S. statutory rate of 21%, and state and local taxes. The Company continues to conclude that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis and maintains a full valuation allowance against such deferred tax assets.

For the three months ended March 31, 2025, the Company recorded a non-recurring income tax benefit of $2,060,065 which included a discrete tax benefit of $1,665,189 primarily related to a partial reversal of its U.S. valuation allowance as the Acquisition created a source of future U.S. taxable income allowing for the recognition of certain deferred tax assets. The effective tax rate for the three months ended March 31, 2025 was 164.7% which differs from the statutory rate of 21% primarily related to changes in the Company’s valuation allowance due to the Acquisition accounting. The Company continues to conclude that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis and maintains a full valuation allowance against such deferred tax assets.

9. Stockholders’ Equity

Intelligent Protection Management Corp. 2025 Long-Term Incentive Plan

On May 8, 2025, at the Company’s 2025 annual meeting of stockholders (the “2025 Annual Meeting”), the Company’s stockholders approved the Intelligent Protection Management Corp. 2025 Long-Term Incentive Plan (the “2025 LTIP”). As a result, the 2025 LTIP became effective on May 8, 2025. Concurrently with the adoption of the 2025 LTIP, the 2016 Plan (defined below) was terminated as to future awards. The 2025 LTIP provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards that may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock, other consideration, or any combination thereof. Subject to certain adjustments, the maximum aggregate number of shares of common stock that may be delivered pursuant to awards under the 2025 LTIP is 1,200,000 shares, plus any Prior Plan Awards (as defined in the 2025 LTIP).

The Intelligent Protection Management Corp. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. As of March 31, 2026, a total of 2,487 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2011 Plan; however, no additional awards may be granted under such plan. The Intelligent Protection Management Corp. 2016 Long-Term Incentive Plan (the “2016 Plan”) was terminated as to future awards on May 8, 2025. As of March 31, 2026, a total of 682,550 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2016 Plan; however, no additional awards may be granted under the 2016 Plan.

As of March 31, 2026, a total of 1,001,037 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2025 LTIP.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the three months ended March 31, 2026:

Expected volatility	118.1%
Expected life of option (in years)	5.2 – 6.2
Risk free interest rate	4.07%
Expected dividend yield	0.0%

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

The following table summarizes stock option activity during the three months ended March 31, 2026:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2026	687,895	$2.41
Granted during the period	316,000	1.62
Cancelled/Forfeited, during the period	--	--
Expired, during the period	(2,858)	5.43
Outstanding at March 31, 2026	1,001,037	$2.15
Exercisable at March 31, 2026	620,037	$2.43

At March 31, 2026, there was $560,674 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.5 years.

On March 31, 2026 and 2025, the aggregate intrinsic value of stock options that were outstanding and exercisable was $13,140 and $16,920, respectively. The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the three months ended March 31, 2026, the Company granted stock options to members of the Board of Directors (the “Board”) to purchase an aggregate of 40,000 shares of common stock at a weighted average exercise price of $1.62 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2026 and have a term of ten years. During the three months ended March 31, 2026, the Company also granted options to employees to purchase an aggregate of 276,000 shares of common stock. These options vest in equal tranches over a four-year period. The stock options granted during the three months ended March 31, 2026 have a term of ten years, an exercise price of $1.62 per share and a weighted average fair value of $1.41 per share, or $445,439 in the aggregate. The options granted during the three months ended March 31, 2025 had a weighted average fair value of $1.79 per share and an aggregate fair value of $545,550.

Stock-based compensation expense for the Company’s stock options for the three months ended March 31, 2026 and 2025, totaled $23,556 and $167,629, respectively and is included in “general and administrative expenses” in the condensed consolidated statements of operations.

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

Stock Repurchase Plan

On May 8, 2025, the Board approved a stock repurchase plan for up to $400,000 of the Company’s outstanding common stock (the “Stock Repurchase Plan”), which expired on the one-year anniversary of such date. For the three months ended March 31, 2026, 50,000 shares of common stock were repurchased by the Company pursuant to the Stock Repurchase Plan at an average price of $1.67 per share, or an aggregate of $83,491.

Charter Amendment

On May 8, 2025, at the 2025 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation, as amended, to increase the Company’s shares of authorized common stock from 25,000,000 to 50,000,000. The amendment was filed with the Secretary of State of the State of Delaware on May 8, 2025.

Treasury Shares

As of March 31, 2026 and December 31, 2025, the Company had 843,221 and 793,221 shares of its common stock, respectively, classified as treasury shares on the Company’s consolidated balance sheets.

10. Net Income (Loss) Per Share

Basic earnings and net (loss) income per share are computed by dividing the net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. The Company applies the multiple-class method in calculating earnings per share. Earnings and losses are shared pro-rata between the multiple classes of shares. The Company has two classes of stock, Series A Preferred Stock and common stock, that the calculations for weighted-average number of shares and earnings per share by class are based on. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted loss per share. For the three months ended March 31, 2026 and 2025, 1,001,037 and 845,136 of shares issuable upon the exercise of outstanding stock options, respectively, were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.

The following table summarizes the net loss per share calculation for the periods presented:

	Three Months Ended
	March 31, (unaudited)
	2026	2025
Net (loss) income – basic and diluted	$(660,214)	$808,530
Weighted average shares outstanding – basic and diluted	13,071,393	13,192,543
Per share data:
Basic from operations	$(0.05)	$0.06
Diluted from operations	$(0.05)	$0.06

	Three Months Ended March 31, 2026
	Series A Preferred Stock	Common Stock
Allocation of net loss	$(202,033)	$(458,181)
Weighted average shares outstanding – basic and diluted	4,000,000	9,071,393
Net loss per share – basic and diluted	$(0.05)	(0.05)

	Three Months Ended March 31, 2025
	Series A Preferred Stock	Common Stock
Allocation of net income	$242,424	$566,106
Weighted average shares outstanding – basic and diluted	3,955,556	9,236,987
Net income per share – basic and diluted	$0.06	0.06

11. Leases

On April 9, 2021, the Company entered into a lease extension agreement with Jericho Executive Center LLC (“JEC”) for its office space at 30 Jericho Executive Plaza in Jericho, New York, which commenced on December 1, 2021. On May 28, 2024, the Company entered into an additional lease extension agreement with JEC, which extends the lease period by two years to November 30, 2026. Beginning on December 1, 2024, the monthly rent totaled $6,850 per month. The new extension gave the Company an option to terminate the second year in July 2025, which the Company did not elect to exercise. The Company’s monthly office rent payments under the lease are currently approximately $7,055 per month. As of March 31, 2026, the Company had no long-term leases that were classified as financing leases and did not have additional operating or financing leases that had not yet commenced.

In connection with the Acquisition, the Company assumed an operating lease with IO New Jersey One, LLC (“Iron Mountain”) for a data center that includes office space and equipment located in Edison, New Jersey. The lease with Iron Mountain automatically renewed on April 30, 2026 for a one-year term, and will automatically renew thereafter for additional terms of one year each, unless either party provides the other party with written notice that it will not renew the lease within ninety days of the current term. The renewal options have not been included in the Company’s operating lease right-of-use asset and liability, as the Company is not reasonably certain to exercise such options as of March 31, 2026. The Company’s monthly rent payments under the lease are currently $12,255 per month.

In connection with the Acquisition, the Company also assumed an operating lease with Aligned Data Centers (Phoenix) PropCo, LLC (“ADC”) for a data center that includes office and storage space located in Phoenix Arizona. As of the Closing Date, the lease with ADC was set to expire on August 30, 2025, subject to automatically one-year renewals thereafter, unless either party provided a notice of non-renewal within six months of the current term. Since the Company was not reasonably certain to exercise such options, and the remaining lease term did not extend beyond twelve months of the Closing Date, the Company applied the short-term measurement and recognition exemption in ASC Topic 842, Leases, as of January 2, 2025. On January 24, 2025, the Company entered into a lease extension agreement with ADC, which extended the lease period by two years to August 30, 2027. During the first quarter of 2026, we amended our agreement with ADC to extend the lease through August 31, 2032. Since the lease extension agreement resulted in a lease term greater than twelve months, the Company recorded an operating lease right-of-use asset and liability on February 2, 2026 of $3,221,523, which includes the remaining lease term of approximately seven months and two-year extension term. The lease extension agreement modified the automatic renewal term from one year to two years, which has not been included in the Company’s operating lease right-of-use asset and liability, as the Company was not reasonably certain to exercise such options as of March 31, 2026. The Company’s monthly rent payments under the lease are currently $53,853 per month.

As of March 31, 2026, the Company had no long-term leases that were classified as financing leases and did not have additional operating or financing leases that had not yet commenced.

As of March 31, 2026, the Company had operating lease liabilities of approximately $4,216,450 (of which $465,656 is classified as short-term liabilities and $3,750,794 is classified as long-term liabilities) and operating lease right-of-use assets of approximately $4,193,680, all of which are included in the accompanying condensed consolidated balance sheets.

Total rent expense for the three months ended March 31, 2026 and 2025 was $104,337 and $103,460, respectively, of which $11,775 and $1,500, respectively, was sublease income.  Rent expense is recorded under “general and administrative expense” in the condensed consolidated statements of operations.

The following table summarizes the Company’s operating leases for the periods presented:

	Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities:	$251,245	$233,893
Weighted average assumptions:
Remaining lease term	6.32	1.95
Discount rate	6.69%	4.58%

As of March 31, 2026, future minimum payments under non-cancellable operating leases were as follows:

Amount
For the year ended December 31:
2026	$790,432
2027	714,466
2028	806,192
2029	830,378
2030	855,289
Thereafter	1,479,876
Less: present value adjustment	(1,260,183)
Present value of minimum lease payments	$4,216,450
Current liability	$465,656
Long term liability	$3,750,794

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

In response to the Final Judgment, Cisco filed a motion for Judgment as a Matter of Law (“JMOL”) with the Trial Court. On August 27, 2025, the Trial Court denied Cisco’s JMOL as to validity and infringement. However, the Trial Court granted Cisco’s motion for a new trial with respect to damages. On October 29, 2025, the Trial Court ordered a hearing set for November 12, 2025 to consider the Company’s motion for reconsideration; however, on November 11, 2025, the Trial Court denied the Company’s motion.

Cisco also appealed the Trial Court judgment of validity and infringement (the “Appeal”) to the U.S. Court of Appeals for the Federal Circuit (the “Appeals Court”). Each party is expected to complete and submit its briefs with respect to the Appeal during the second or third quarter of 2026. Upon submission of such briefs, the Appeals Court will then decide whether the parties will appear to argue the Appeal or to render a decision on the Appeal based on the briefs submitted by each party.

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

Cisco ManyCam Litigation

On March 7, 2025, Cisco Systems, Inc. and Cisco Technology, Inc. filed a complaint against the Company in the U.S. District Court for the District of Delaware, alleging that the Company’s ManyCam software has infringed U.S. Patent Nos. 8,830,293 and 8,941,708 and seeking damages and injunctive relief. The Company intends to vigorously defend itself against these claims. In October 2025, the Company filed an inter partes review (“IPR”) with the Patent Review Board to invalidate Cisco Patents 8,830,293 and 8,941,708. On February 24, 2026, the Patent Review Board denied the IPR related to Cisco Patent 8,941,708 and on April 1, 2026, the Patent Review Board also denied the IPR related to Cisco Patent 8,830,293.

The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonable possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows. The Company incurred approximately $0.8 million in aggregate expense in defense of these claims ($0.7 million for the year ended December 31, 2025 and $0.1 million for the three months ended March 31, 2026).

Legal Proceedings

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of March 31, 2026.

13. Related Party Transactions

Relationship

As of March 31, 2026 and December 31, 2025, Newtek beneficially owned approximately 30.6%, respectively of the Company’s issued and outstanding common stock or common-equivalent equity (on an as-converted and fully-diluted basis). Newtek is also a significant customer of the Company.

Deposit Accounts at Newtek Bank

The Company has a commercial banking relationship with Newtek Bank.  At March 31, 2026 the Company had $1,363,391 on deposit in commercial accounts with Newtek Bank, as well as a certificate of deposit in the amount of $1,046,021. The certificate of deposit is classified as restricted cash as it was used to secure the Credit Agreement described below. There were no amounts outstanding under the Credit Agreement at March 31, 2026 and the Credit Agreement matured on April 10, 2026.

Revenue and Accounts Receivable

Revenue from Newtek and its subsidiaries and affiliates are presented below:

	Three months ended March 31, (unaudited)
	2026	2025

Revenue from Newtek and subsidiaries and affiliates	$1,961,938	$1,794,953
% of total revenue	30.9%	32.5%

Accounts receivable from Newtek and its subsidiaries and affiliates are presented below:

	March 31, 2026	December 31, 2025
	(unaudited)

Accounts receivable from Newtek and subsidiaries and affiliates	$50,064	$75,601

These amounts are unsecured, non-interest bearing and due under normal trade terms. Management did not record an allowance for credit losses related to these balances as of any of the periods presented.

Accounts Payable, Accrued Expenses and other General and Administrative Expenses

The Company has a referral arrangement with Newtek whereby it pays commissions for referrals of customers services. Included in accounts payable and accrued expenses at March 31, 2026 and December 31, 2025 was $68,056 and $46,450, respectively, in connection with these payments. For the three months ended March 31, 2026 and 2025 the Company paid Newtek $125,352 and $76,183, respectively in connection with these agreements. These amounts are unsecured, non-interest bearing, and due under normal trade terms.

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

Business Loan Agreement and Credit Agreement and Revolving Promissory Note

On April 10, 2025, the Company, Intelligent Protection LLC, a wholly owned subsidiary of the Company (“IPM LLC” and, together with the Company, the “Borrowers”), and Newtek Bank, National Association (“Newtek Bank”), a subsidiary of Newtek, entered into that certain business loan agreement and that certain credit agreement and revolving promissory note (together, the “Loan Agreements”), which provided for a secured revolving line of credit to the Borrowers in the maximum amount of $1,000,000 on the terms and conditions set forth in the Loan Agreements (the “Facility”). The obligations of the Borrowers under the Loan Agreements were secured by substantially all of the assets of the Borrowers.

The Facility matured on April 10, 2026. No amounts were drawn on the revolving line of credit during its term.

14. Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued (May 12, 2026) and determined that no events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2026 and 2025, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2026 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2025, all amounts herein are unaudited.

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

We operate a secure private cloud from private suites in completely isolated areas that are leased within two Tier 3 data center facilities located in Phoenix, Arizona, and Edison, New Jersey (the “Data Centers”), pursuant to certain license agreements. As of March 31, 2026, the terms of the license agreements for the Data Centers located in Arizona and New Jersey extend through 2032 and 2026, respectively. With respect to the Data Center in Edison, New Jersey, the lease automatically renewed on April 30, 2026 for a one year term. Although we do not own or operate the Data Centers, we aim to use the high-level operations and standards provided by the Data Centers through our license agreements to provide our customers with secure and flexible cloud services. The Data Centers each conform to The Uptime Institute’s Tier 3 Certification, which is a globally recognized standard for validating critical data center infrastructure. The Tier 3 classification provides us with a degree of confidence that the Data Centers provide the necessary power, cooling, maintenance, and fault tolerance required for secure and reliable operations. Our critical infrastructure, hosted within the Data Centers, is designed to meet and exceed Tier 3 standards in all relevant categories. This allows us to deliver secure and compliant services to customers within heavily regulated industries, including financial services and healthcare, and other industries. Additionally, we incorporate a redundant, carrier-neutral network design for communications paths, along with multiple hosting locations for our services, which improve the availability and resilience of our cloud services.

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

We offer two types of procurement services to our customers. We can either: (i) obtain software and hardware products on behalf of our customers, in which case our vendors drop ship the products to our end customers, or (ii) obtain hardware or software on behalf of our customers and perform additional configuration and/or add additional inputs to the products before the products are shipped to our customers. In the instance where we sell hardware and software products as a solution bundled with services, we typically obtain the products or software from our vendors, add the additional inputs/configuration as detailed in the customer contract, and then ship the products to the end customer. For each type of procurement service, our customers have their own negotiated contract and payment terms. Procurement revenue can be uneven throughout the year as it is the result of our customers both replacing existing hardware as well as purchasing new hardware in connection with new projects, which projects are traditionally tied to customer budgets that are often higher early in the calendar year.

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

Our ManyCam Software Product

In addition to our IT and cloud-based solutions, we offer and support our ManyCam software, which is a live streaming software and virtual camera that allows users to deliver professional live videos on streaming platforms, video conferencing apps and distance learning tools. The ManyCam software provides multiple camera feeds, backgrounds and effects while also enabling users to share presentations, spreadsheets and documents. We cross sell ManyCam as an offering for our new customers and seek to optimize our cross-selling efforts of ManyCam with our other technology solutions.

First Quarter 2026 Operational Highlights

Operational highlights during the three months ended March 31, 2026:

●	executed an extension of our existing Phoenix data center colocation license agreement with an industry-leading data center provider through August 2032;

●	entered into a strategic collaboration with MASORI Therapeutics (“MASORI”), an advanced artificial intelligence (“AI”) platform that accelerates results by reducing cost, complexity, and time for small and medium AI models, allowing organizations to save significantly by decreasing necessary code development and providing AI-related benefits;

●	successfully achieved SOC 2 Type 1 compliance, a key milestone in our ongoing commitment to safeguarding customer data and delivering trusted cybersecurity and cloud infrastructure solutions;

●	during the first quarter of 2026, 50,000 shares of common stock, were repurchased under the Stock Repurchase Plan (defined below) for an aggregate of $83,491. As of March 31, 2026, all shares of common stock available for repurchase under the Stock Repurchase Plan had been repurchased;

●	for the three months ended March 31, 2026 revenue totaled $6.4 million compared to $5.5 million for the three months ended March 31, 2025, an increase of 15.2%, primarily attributed to an increase in managed IT services (excluding web hosting) of 19% compared to the prior year period, as well as an increase in procurement revenue of 78.4% compared to the prior year period;

●	net loss for the three months ended March 31, 2026 totaled $0.7 million compared to net income of $0.8 million for the three months ended March 31, 2025. Net income in 2025 was attributed to us recording an income tax benefit during the first quarter of 2025 of approximately $2.1 million in connection with the Transactions (defined below);

●	Adjusted EBITDA for the three months ended March 31, 2026 totaled negative $0.2 million compared to negative $0.5 million at March 31, 2025;

●	we had cash used by operations of $0.2 million; for the three months ended March 31, 2026 compared to cash provided by operations of $1.7 million for the three months ended March 31, 2025;

●	deferred revenue was $4.7 million as of March 31, 2026, which will be recognized as revenue in future quarters as products and/or services are installed; and

●	at March 31, 2026, we had $8.1 million of cash and cash equivalents, including $1.0 million of restricted cash, on our balance sheet and no long-term debt.

2026 Business Objectives

For the near term, our business objectives include:

●	continuing the integration of our comprehensive portfolio of IT-related solutions and expanding functionality through strategic partnerships. We are collaborating with strategic third parties to integrate AI and predictive analytics capabilities into our platform, enabling customers to leverage AI-driven insights within existing data environments. In addition, our partnership with MASORI supports advanced AI and is designed to accelerate results that enhance automation and system integration capabilities, improving workflow efficiency and scalability. These partnerships are intended to strengthen our technology offerings and enhance customer value;

●	undertaking an initiative to consolidate our accounting-based systems through the implementation of a third-party e-commerce integration system. This implementation is intended to support improved system integration, increased automation of financial processes, and enhanced consistency of financial data across our operations. We believe this initiative will contribute to more efficient financial management and support future growth initiatives;

●	incorporating ManyCam as an offering for our new customers and seeking to optimize our cross-selling efforts with our other technology solutions;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other assets or entities that are synergistic to our businesses; and

●	continuing to defend our intellectual property.

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

Secure Private Cloud Hosting

Our secure private cloud hosting offerings include a digital infrastructure which consists of dedicated and fully isolated cloud environments designed to deliver security, control and compliance for business-critical applications and client data. We operate a secure private cloud from private suites in completely isolated areas that are leased within two Tier 3 data center facilities located in Phoenix, Arizona and Edison, New Jersey (the “Data Centers”), pursuant to license agreements that extend until 2032 and 2027, respectively. Although we do not own or operate the Data Centers, we aim to use the high-level operations and standards provided by the Data Centers through our license agreements to provide our customers with secure and flexible cloud services.

We leverage state-of-the-art security measures, including data encryption, network segmentation, advanced firewalls, multi-factor authentication and continuous monitoring to safeguard against unauthorized access and cyber threats. We believe our secure private cloud hosting provides our clients with strong availability, data integrity and reliable performance, while meeting stringent compliance requirements. Our secure private cloud hosting solutions are backed by 24/7 support from our expert team, with the goal of delivering secure, flexible and resilient infrastructure tailored to each client’s unique business needs. We actively engage with third parties to enhance our secure private cloud offerings with AI features and benefits. Revenue from such cloud services is recognized ratably over the period in which the cloud services are provided.

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

Subscription Revenue

We also generate subscription revenue from monthly premium subscription services for our ManyCam software. Subscription revenues are presented net of refunds, credits and known and estimated credit card chargebacks. During the three months ended March 31, 2026 and 2025, subscriptions were offered in durations of twelve-month and twenty-four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets.

Costs and Expenses

Cost of revenue

Cost of revenue consists primarily of compensation and other employee-related costs for personnel engaged in data center and customer care functions, credit card processing fees, hosting fees, data center rent, bandwidth costs and, in the case of procurement revenue, the cost of the hardware and/or subscriptions. Cost of revenue also includes compensation and other employee-related costs for technical personnel, consultants and subcontracting costs.

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

Depreciation and amortization expense

Depreciation and amortization expenses consist primarily of amortization of intangible assets as well as depreciation on property and equipment.

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

	Three Months Ended
	March 31, (unaudited)
	2026	2025
Net cash (used in) provided by operating activities	$(195,712)	$1,744,783

Loss from operations	$(768,182)	$(1,333,927)
Loss from operations as a percentage of total revenues	(12.1)%	(24.2)%
Net (loss) income	$(660,214)	$808,530
Net (loss) income as a percentage of total revenues	(10.4)%	14.7%
Adjusted EBITDA	$(167,519)	$(482,257)
Adjusted EBITDA as percentage of total revenues	(2.6)%	(8.7)%

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net income (loss) adjusted to exclude interest (income) expense, net, other (income) expense, net, income tax (benefit) expense, depreciation and amortization expense, stock-based compensation expense, net loss from discontinued operations, impairment loss in connection with the Divestiture and litigation expenses relating to the Cisco ManyCam Litigation, as each are applicable to the periods presented.

We present Adjusted EBITDA because it is a key measure used by our management and Board of Directors (the “Board”) to understand and evaluate our core operating performance and trends, to develop short- and long-term operational plans and to allocate resources to expand our business. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of the cash operating income generated by our business. We believe that Adjusted EBITDA is useful to investors and others to understand and evaluate our operating results, and it allows for a more meaningful comparison between our performance and that of competitors.

Limitations of Adjusted EBITDA

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA does not reflect, among other things: cash capital expenditures for assets underlying depreciation and amortization expense that may need to be replaced or for new capital expenditures; interest income, net; other expense, net; the potentially dilutive impact of stock-based compensation; the provision for income taxes; litigation expenses incurred in connection with the Cisco ManyCam Litigation; and net loss from discontinued operations. Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

	Three Months Ended
	March 31, (unaudited)
	2026	2025
Reconciliation of net income (loss) to Adjusted EBITDA:
Net (loss) income	$(660,214)	$808,530
Interest income, net	(61,378)	(82,392)
Income tax benefit	(24,590)	(2,060,065)
Other income	(22,000)	--
Litigation expenses relating to the Cisco ManyCam Litigation	101,609	--
Depreciation and amortization expense	475,498	684,041
Stock-based compensation expense	23,556	167,629
Adjusted EBITDA	$(167,519)	$(482,257)

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended
	March 31, (unaudited)
	2026	2025
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	51.3%	44.7%
Sales marketing and product development expense	12.2%	13.9%
General and administrative expense	39.5%	53.2%
Depreciation and amortization	7.5%	12.4%
Litigation expenses relating to the Cisco ManyCam Litigation	1.6%	--
Total costs and expenses	112.1%	124.2%
Loss from operations	(12.1)%	(24.2)%
Interest income, net	1.0%	1.5%
Other income, net	0.3%	--
Loss from operations before income tax benefit	(10.8)%	(22.7)%
Income tax benefit	0.4%	37.4%
Net income (loss)	(10.4)%	14.7%

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenue

Total revenue increased by 15.2% to $6,354,751 for the three months ended March 31, 2026 from $5,518,038 for the three months ended March 31, 2025. This increase was driven by increased managed information technology revenue, attributed to both new customers as well as the expansion of services sold to existing customers, and an increase in procurement revenue related to sale of AI-related equipment to customers, partially offset by decreases in professional services revenue and subscription revenue.

The following table sets forth our total revenue for the three months ended March 31, 2026 and 2025, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31, (unaudited)		$	%	March 31, (unaudited)
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025
Managed information technology	$3,920,494	3,558,833	361,661	10.2%	61.7%	64.5%
Procurement revenue	1,696,901	951,379	745,522	78.4%	26.7%	17.2%
Professional services revenue	483,300	726,607	(243,307)	(33.5)%	7.6%	13.2%
Subscription revenue	254,056	281,219	(27,163)	(9.7)%	4.0%	5.1%
Total revenues	$6,354,751	$5,518,038	$836,713	15.2%	100.0%	100.0%

The increase in revenue is attributed to an increase in managed information technology revenue of 10.2% compared to the prior year period, as well as an increase in procurement revenue of 78.4% compared to the prior year period. With respect to our core managed information technology solutions, which consist of managed IT security services and managed backup and disaster recovery solutions, revenue increased 19% compared to the prior year period. The increase in revenue was partially offset by a decrease in professional services revenue compared to the prior year of $243,307, or 33.5%, and a decrease in subscription revenue compared to the prior year of $27,163, or 9.7%. Our subscription revenue relates to the sales from our ManyCam software. The decrease in subscription revenue was primarily driven by increased competition in the virtual camera and streaming software space.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2026 increased by $270,968, or 4.0%, as compared to the three months ended March 31, 2025. The following table presents our costs and expenses for the three months ended March 31, 2026 and 2025, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31, (unaudited)		$	%	March 31, (unaudited)
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025
Cost of revenue	$3,260,166	$2,464,663	$795,503	32.3%	51.3%	44.7%
Sales marketing and product development expense	778,029	765,364	12,665	1.7%	12.2%	13.9%
General and administrative expense	2,507,631	2,937,897	(430,266)	(14.6)%	39.5%	53.2%
Depreciation and amortization	475,498	684,041	(208,543)	(30.5)%	7.5%	12.4%
Litigation expenses relating to the Cisco ManyCam Litigation	101,609	--	101,609		1.6%	--
Total costs and expenses	$7,122,933	$6,851,965	$270,968	4.0%	112.1%	124.2%

Cost of revenue

Our cost of revenue for the three months ended March 31, 2026 increased by $795,503, or 32.3%, as compared to the three months ended March 31, 2025. This increase was primarily due to an increase in costs associated with procurement equipment of $656,624, managed services expenses of $2,851, subscriptions and licensing expenses of $352,364, and rent related to our Data Centers of $11,898, offset by decreases in professional and consulting costs of $184,744 and web hosting expense of $8,147.

Sales marketing and product development expense

Our sales marketing and product development expense for the three months ended March 31, 2026 increased by $12,665, or 1.7%, as compared to the three months ended March 31, 2025. The increase in sales marketing and product development expense for the three months ended March 31, 2026 was primarily due to an increase in consulting expense of $26,150 and commissions of $31,014, partially offset by a decrease in salary and salary-related expenses of approximately $81,080. Headcount on our sales team decreased from 15 in the prior year period to approximately 13 people in the three months ended March 31, 2026, and the associated salary and salary-related costs are included in “sales marketing and product development expense” for the three months ended March 31, 2026.

General and administrative expense

Our general and administrative expense for the three months ended March 31, 2026 decreased by $430,266, or 14.6%, as compared to the three months ended March 31, 2025. The decrease in general and administrative expense for the three months ended March 31, 2026 was primarily due to a decrease in legal, professional and accounting expenses of $207,686, as the prior year included Transaction-related expenses and a decrease in insurance costs of $49,476, compared to prior year which included some initial start-up costs. Salary and salary related expenses increased by $87,404, primarily as a result of increased benefit costs compared to the three months ended March 31, 2026, but was offset by a decrease in $144,075 of non-cash share-based compensation. Overall headcount remained unchanged at 41 individuals.

Non-Operating Income

The following table presents the components of non-operating income for the three months ended March 31, 2026 and the three months ended March 31, 2025, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31, (unaudited)		$	%	March 31, (unaudited)
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025
Interest income, net	$61,378	$82,392	$(21,014)	(25.5)%	1.0%	1.5%
Other income, net	$22,000	$--	$22,000	N/A	0.3%	--
Total non-operating income	$83,378	$82,392	$986	1.2%	1.3%	1.5%

Non-operating income for the three months ended March 31, 2026 was $83,378, an increase of $986, or 1.2%, as compared to non-operating income of $82,392 for the three months ended March 31, 2025. The increase was primarily a result of a decrease in the amount of principal we invested and at varying interest rates.

Income Taxes

Our provision for income taxes consists of federal, foreign and state taxes, as applicable, in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the three months ended March 31, 2026, we recorded an income tax benefit of $24,590 consisting primarily of foreign taxes. For the three months ended March 31, 2025, we recorded a non-recurring income tax benefit of $2,060,065, primarily related to a partial reversal of our U.S. valuation allowance as the Acquisition (defined below) created a source of future U.S. taxable income allowing for the recognition of certain deferred tax assets.

Liquidity and Capital Resources

	Three Months Ended March 31, (unaudited)
	2026	2025
Condensed Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(195,712)	$1,744,783
Net cash used in investing activities	(70,208)	(4,000,000)
Net cash (used in) provided by financing activities	(83,491)	1,350,000
Net decrease in cash, cash equivalents and restricted cash	$(349,411)	$(905,217)

Currently, our primary source of liquidity is cash on hand. We believe that our cash and cash equivalents balance, and our expected cash flows from operations will be sufficient to meet all of our financial obligations for at least one year from the date these financial statements are issued. As of March 31, 2026, we had $8,084,650 of cash and cash equivalents, which included $1,046,021 of restricted cash.

Additionally, we expect our long-term liquidity position will be sufficient to meet our long-term liquidity needs with cash flows from operations. However, in the event of changes in business conditions or other developments, including a sustained market deterioration, unanticipated regulatory developments, significant acquisitions, competitive pressures, or to the extent our liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, we may need additional liquidity. To the extent we elect to finance our long-term liquidity needs, we believe that the potential financing capital available to us in the future will be sufficient.

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

Stock Repurchase Plan

On May 8, 2025, the Board approved a stock repurchase plan for up to $400,000 of our outstanding common stock (the “Stock Repurchase Plan”), which expired on the one-year anniversary of such date. For the three months ended March 31, 2026, we purchased 50,000 shares of common stock pursuant to the Stock Repurchase Plan at an average price of $1.67 per share, or an aggregate of $83,491.

NTS Acquisition

On January 2, 2025, we acquired Newtek Technology Solutions, Inc. (“NTS”) from NewtekOne, Inc., the sole stockholder of NTS (“Newtek”), through a two-step merger process (the “Acquisition”) pursuant to an agreement and plan of merger (the “Acquisition Agreement”). The aggregate consideration we delivered to Newtek at the closing of the Acquisition consisted of (i) $4,000,000 in cash and (ii) 4,000,000 shares of our Series A Non-Voting Common Equivalent Stock (“Series A Preferred Stock”). In addition to the foregoing closing consideration, the Acquisition Agreement provides that Newtek is entitled to receive an amount up to $5,000,000 (the “Acquisition Earn-Out Amount”) based on our achievement of certain cumulative average adjusted EBITDA thresholds for the 2025 and 2026 fiscal years. The Acquisition Earn-Out Amount may be paid, in our sole discretion, in cash (the “Acquisition Earn-Out Cash Consideration”), in shares of Series A Preferred Stock (the “Acquisition Earn-Out Stock Consideration”) or in a combination thereof. Pursuant to the Acquisition Agreement, to the extent that all or a portion of the Acquisition Earn-Out Amount is paid in shares of Series A Preferred Stock, the number of shares of Series A Preferred Stock to be issued to Newtek will be calculated based on the average of the daily volume weighted average prices of our common stock during each trading day during a 60 calendar-day period ending on December 31, 2026; provided, that in no event shall such price be less than $1.00.

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

The Divestiture

On January 2, 2025, we completed the sale to Meteor Mobile Holdings, Inc., a Delaware corporation (“Meteor Mobile”) of our telecommunications services provider, “Vumber”, as well as our “Paltalk” and “Camfrog” applications and certain assets and liabilities related to such services provider and applications (the “Transferred Assets” and such sale, the “Divestiture” and the Divestiture and the Acquisition together, the “Transactions”) pursuant to that certain Asset Purchase Agreement (the “Divestiture Agreement”), by and among us, our wholly owned subsidiaries Paltalk Holdings, Inc., Paltalk Software, Inc., Camshare, Inc., A.V.M. Software, Inc., and Vumber, LLC (collectively, the “Sellers”), and Meteor Mobile. The consideration delivered by Meteor Mobile to us at the closing of the Divestiture consisted of (i) $1,350,000 in cash and (ii) the assumption of all of the liabilities of the Sellers arising out of, or relating to, the business of providing video-based, live streaming, virtual camera and telecommunications software to consumers, as and to the extent such businesses were previously conducted by us pursuant to the “Vumber,” “Paltalk” and “Camfrog” applications (the “Business”) or the Transferred Assets, other than certain excluded liabilities (the “Divestiture Closing Consideration”). In addition to the Divestiture Closing Consideration, we are entitled to receive, with respect to each Earn-Out Period, as defined and described below, certain payments in cash based on the cash revenue, net of any refunds, received by Meteor Mobile that is attributable to the Business (such cash revenue, the “Legacy Business Revenue”), as follows:

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

The amount earned in Earn Out Period 1 was $31,263 and was included in other income in the consolidated statement of operations for the year ended December 31, 2025.

Business Loan Agreement and Credit Agreement and Revolving Promissory Note

On April 10, 2025, we, Intelligent Protection LLC, our wholly owned subsidiary (“IPM LLC” and, together with the Company, the “Borrowers”), and Newtek Bank, National Association (“Newtek Bank”), a subsidiary of Newtek, entered into that certain business loan agreement and that certain credit agreement and revolving promissory note (together, the “Loan Agreements”), which provided for a secured revolving line of credit to the Borrowers in the maximum amount of $1,000,000 on the terms and conditions set forth in the Loan Agreements (the “Facility”). The obligations of the Borrowers under the Loan Agreements were secured by substantially all of the assets of the Borrowers.

The Facility matured on April 10, 2026. No amounts were drawn on the revolving line of credit during its term.

Operating Activities

Net cash used in operating activities was $195,712 for the three months ended March 31, 2026, as compared to net cash provided by operating activities of $1,744,783 for the three months ended March 31, 2025. The amount of cash provided by operations for the three months ended March 31, 2025 was primarily attributed to the change in the business activities of the Company following the Transactions compared to the three months ended March 31, 2026, specifically, the collection of accounts receivable (favorable by $0.2 million), the timing of payment of payables (favorable by $0.7 million), as well as amounts collected by the Company during the first quarter following the Divestiture due to Meteor Mobile and paid subsequent to quarter end of $0.4 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $70,208 and was used to purchase fixed assets for use in the business. Net cash used in investing activities for the three months ended March 31, 2025 was $4,000,000 and related to the cash consideration paid by the Company to Newtek in connection with the Acquisition.

Financing Activities

Net cash used in financing activities was $83,491 for the three months ended March 31, 2026, and was used to repurchase shares of our common stock pursuant to our Stock Repurchase Plan. Net cash provided by financing activities was $1,350,000 for the three months ended March 31, 2025 and was attributed to the consideration received in connection with the Divestiture.

Contractual Obligations and Commitments

There have been no other material changes to our contractual obligations and commitments disclosed in the contractual obligations and commitments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Our critical accounting estimates have not significantly changed since December 31, 2025 and are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Based on the evaluation as of March 31, 2026, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In response to the Final Judgment, Cisco filed a motion for Judgment as a Matter of Law (“JMOL”) with the Trial Court. On August 27, 2025, the Trial Court denied Cisco’s JMOL as to validity and infringement. However, the Trial Court granted Cisco’s motion for a new trial with respect to damages. On October 29, 2025, the Trial Court ordered a hearing set for November 12, 2025 to consider the Company’s motion for reconsideration; however, on November 11, 2025, the Trial Court denied the Company’s motion.

Cisco also appealed the Trial Court judgment of validity and infringement (the “Appeal”) to the U.S. Court of Appeals for the Federal Circuit (the “Appeals Court”). Each party is expected to complete and submit its briefs with respect to the Appeal during the first half of 2026. Upon submission of such briefs, the Appeals Court will then decide whether the parties will appear to argue the Appeal or to render a decision on the Appeal based on the briefs submitted by each party.

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

Cisco ManyCam Litigation

On March 7, 2025, Cisco Systems, Inc. and Cisco Technology, Inc. filed a complaint against the Company in the U.S. District Court for the District of Delaware, alleging that the Company’s ManyCam software has infringed U.S. Patent Nos. 8,830,293 and 8,941,708 and seeking damages and injunctive relief. The Company intends to vigorously defend itself against these claims. In October 2025, the Company filed an inter partes review (“IPR”) with the Patent Review Board to invalidate Cisco Patents 8,830,293 and 8,941,708. On February 24, 2026, the Patent Review Board denied the IPR related to Cisco Patent 8,941,708 and on April 1, 2026, the Patent Review Board also denied the IPR related to Cisco Patent 8,830,293.

The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonable possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows. The Company incurred approximately $0.8 million in aggregate expense in defense of these claims ($0.7 million for the year ended December 31, 2025 and $0.1 million for the three months ended March 31, 2026).

Legal Proceedings

To our knowledge, other than as described above, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the Form 10-K during the three months ended March 31, 2026. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended March 31, 2026 that were not previously reported on a Current Report on Form 8-K.

Issuer Purchases of Common Stock

The following table details our repurchases of common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 – January 31, 2026	--	$--	--	$98,952
February 1, 2026 – February 28, 2026	18,667	$1.68	18,667	$67,596
March 1, 2026 – March 31, 2026	31,333	$1.66	31,333	$--
Total	50,000	$1.67	50,000

(1)	On May 8, 2025, we announced that our Board of Directors approved the Stock Repurchase Plan for up to $400,000 of our outstanding common stock, which expired on the one-year anniversary of such date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K.

The following exhibits are included herein or incorporated herein by reference:

Exhibit
Number	Description

2.1#	Agreement and Plan of Merger, dated August 11, 2024, by and among Paltalk, Inc., PALT Merger Sub 1, Inc., PALT Merger Sub 2, LLC, Newtek Technology Solutions, Inc. and NewtekOne, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on August 12, 2024 by the Company with the SEC).
2.2#***	Asset Purchase Agreement, dated November 7, 2024, by and among Paltalk, Inc., Paltalk Holdings, Inc., Paltalk Software, Inc., Camshare, Inc., A.V.M. Software, Inc., Vumber, LLC, and Meteor Mobile Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on November 8, 2024 by the Company with the SEC).
3.1	Certificate of Incorporation of Intelligent Protection Management Corp. (as amended through May 8, 2025) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company filed on May 14, 2025 by the Company with the SEC).
3.2	Amended and Restated Bylaws of Intelligent Protection Management Corp. (as amended through January 2, 2025) (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Company filed on March 24, 2025 by the Company with the SEC).
3.3	Certificate of Designations of Series A Non-Voting Common Equivalent Stock of Intelligent Protection Management Corp. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of the Company filed on January 2, 2025 by the Company with the SEC).
10.1	Form of Director and Officer Nonqualified Stock Option Agreement under the Intelligent Protection Management Corp. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of the Company filed on March 17, 2026 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Intelligent Protection Management Corp. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Intelligent Protection Management Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

***	Certain confidential information has been excluded pursuant to Item 601(b)(2)(ii) of Regulation S-K. Such excluded information is not material and is the type that Intelligent Protection Management Corp. treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Protection Management Corp.

Date: May 12, 2026	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Intelligent Protection Management Corp.

Date: May 12, 2026	By:	/s/ Kara Jenny
Kara Jenny
Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)