Form 10-Q
period 2026-06-30
INTELLIGENT PROTECTION MANAGEMENT CORP.
filed 2026-08-11
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2026
Common Stock, par value $0.001 per share	9,035,729 *

*	Excludes 843,221 shares of common stock that are held as treasury stock by Intelligent Protection Management Corp.

INTELLIGENT PROTECTION MANAGEMENT CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	the possibility of security vulnerabilities, cyber-attacks and network disruptions, including breaches of data security and privacy leaks, data loss and business interruptions;

●	our ability to operate our secure private cloud through our data centers;

●	the intense competition in the industry in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	our ability to consummate favorable acquisitions and effectively integrate any companies or businesses that we acquire;

●	the impact of adverse economic and market conditions, including those related to fluctuations in inflation and geopolitical conflicts;

●	the impact of supply constraints, including those related to components of our procurement service offering;

●	our reliance on a limited number of customers for a material portion of our revenues and income;

●	the impact of possible failures of our hardware systems and infrastructure at our data centers;

●	our reliance on network infrastructure, including Internet, telecommunications and fiber optic network connectivity providers;

●	the impact of real or perceived errors, failures or bugs in our customer solutions, software or technology;

●	our ability to attract new customers, retain existing customers and sell additional services to customers;

●	our reliance on Microsoft Corporation and others for software licenses and other intellectual property;

●	our reliance on our executive officers and consultants;

●	our ability to attract and retain qualified personnel;

●	our ability to obtain additional capital or financing when and if necessary, to execute our business plan, including through offerings of debt or equity or the sale of any of our assets;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to protect our intellectual property rights;

●	changes in laws, government regulations and policies and interpretations thereof; and

●	other events outside of our control.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$5,228,082	$5,597,014
Cash and cash equivalents (on deposit with a related party)	2,257,069	1,801,300
Cash and cash equivalents – restricted cash (on deposit with related party)	--	1,035,747
Accounts receivable, net of allowance of $98,104 and $100,000 as of June 30, 2026 and December 31, 2025, respectively	1,920,708	1,599,725
Due from related party	26,283	75,601
Prepaid expense and other current assets	2,345,056	1,363,574
Total current assets	11,777,198	11,472,961

Property and equipment, net	400,915	550,628
Intangible assets, net	6,994,056	7,718,836
Goodwill	4,555,208	4,555,208
Operating lease right of use assets, net	4,149,953	1,140,196
Other assets	481,023	602,688
Total assets	$28,358,353	$26,040,517

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,752,648	$1,604,898
Accrued expenses and other current liabilities	583,805	1,031,733
Operating lease liabilities, current portion	564,980	756,590
Deferred revenue	4,469,109	3,878,114
Due to related party	58,675	46,450
Total current liabilities	8,429,217	7,317,785

Operating lease liabilities, non-current portion	3,645,350	387,906
Deferred tax liability	127,933	148,898
Total liabilities	12,202,500	7,854,589
Commitments and contingencies (Note 12)
Stockholders’ equity:
Series A Preferred Stock, $0.001 par value, 9,000,000 authorized, 4,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	4,000	4,000
Common stock, $0.001 par value, 50,000,000 shares authorized, 9,878,950 shares issued and 9,035,729 and 9,085,729 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	9,879	9,879
Treasury stock, 843,221 and 793,221 shares repurchased as of June 30, 2026 and December 31, 2025, respectively	(1,583,876)	(1,500,385)
Additional paid-in capital	45,004,875	44,939,747
Accumulated deficit	(27,279,025)	(25,267,313)
Total stockholders’ equity	16,155,853	18,185,928
Total liabilities and stockholders’ equity	$28,358,353	$26,040,517

The accompanying notes are an integral part of these condensed consolidated financial statements

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Managed information technology, includes $1,727,862 and $1,827,817 of related party revenue for the three months ended June 30, 2026 and 2025, respectively, and $3,617,987 and $3,516,400, of related party revenue for the six months ended June 30, 2026 and 2025, respectively	$3,802,320	$3,506,754	$7,722,814	$7,065,587
Procurement revenue, includes $23,463 and $23,361 of related party revenue for the three months ended June 30, 2026 and 2025, respectively, and $57,901, and $77,881 of related party revenue for the six months ended June 30, 2026 and 2025, respectively	2,047,677	1,248,401	3,744,578	2,199,780
Professional services revenue, includes $44,514 and $56,396 of related party revenue for the three months ended June 30, 2026 and 2025, respectively, and $81,889 and $108,246 of related party revenue for the six months ended June 30, 2026 and 2025, respectively	363,055	688,815	846,355	1,415,422
Subscription revenue	249,490	278,629	503,546	559,848
Total revenue	6,462,542	5,722,599	12,817,293	11,240,637
Costs and expenses
Costs of revenue	3,791,615	2,857,449	7,051,781	5,322,112
Sales, marketing and product development expense	767,668	839,397	1,545,697	1,604,761
General and administrative expense	2,555,085	2,481,801	5,062,716	5,419,698
Depreciation and amortization	477,684	673,651	953,182	1,357,692
Litigation expenses relating to the Cisco ManyCam Litigation	382,861	--	484,470	--
Total costs and expenses	7,974,913	6,852,298	15,097,846	13,704,263
Loss from operations	(1,512,371)	(1,129,699)	(2,280,553)	(2,463,626)
Interest income, net	57,848	87,928	119,226	170,320
Other income	--	63,750	22,000	63,750
Loss from operations before income tax benefit (expense)	(1,454,523)	(978,021)	(2,139,327)	(2,229,556)
Income tax benefit (expense)	103,025	(72,007)	127,615	1,988,058
Net loss	$(1,351,498)	$(1,050,028)	(2,011,712)	$(241,498)

Net loss per share of common stock:
Basic	$(0.10)	$(0.08)	$(0.15)	$(0.02)
Diluted	$(0.10)	$(0.08)	$(0.15)	$(0.02)

Weighted average number of shares of Series A Preferred Stock used in calculating net loss per share of Series A Preferred Stock, basic and diluted	4,000,000	4,000,000	4,000,000	3,977,901
Weighted average number of shares of Common Stock used in calculating net loss per share of Common Stock, basic and diluted	9,035,729	9,201,658	9,053,463	9,219,225
Basic and diluted net loss per share of Series A Preferred Stock, basic and diluted	$(0.10)	$(0.08)	$(0.15)	$(0.02)
Basic and diluted net loss per share of Common Stock, basic and diluted	$(0.10)	$(0.08)	$(0.15)	$(0.02)

Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic	13,035,729	13,201,658	13,053,463	13,197,125
Diluted	13,035,729	13,201,658	13,053,463	13,197,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Series A Preferred Stock	Series A Preferred Stock Amount	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	-	$-	9,878,950	$9,879	(641,963)	$(1,199,337)	$36,399,897	$(23,310,777)	$11,899,662
Stock-based compensation expense	-	-	-	-	-	-	167,629	-	167,629
Issuance of Series A Preferred Stock	4,000,000	4,000	-	-	-	-	8,196,000	-	8,200,000
Net income	-	-	-	-	-	-	-	808,530	808,530
Balance at March 31, 2025	4,000,000	4,000	9,878,950	$9,879	(641,963)	$(1,199,337)	$44,763,526	$(22,502,247)	$21,075,821
Stock-based compensation expense	-	-	-	-	-	-	77,760	-	77,760
Repurchases of common stock	-	-	-	-	(104,600)	(212,798)	-	-	(212,798)
Net loss	-	-	-	-	-	-	-	(1,050,028)	(1,050,028)
Balance at June 30, 2025	4,000,000	4,000	9,878,950	$9,879	(746,563)	$(1,412,135)	$44,841,286	$(23,552,275)	$19,890,755
Balance at December 31, 2025	4,000,000	$4,000	9,878,950	$9,879	(793,221)	$(1,500,385)	$44,939,747	$(25,267,313)	$18,185,928
Stock-based compensation expense	-	-	-	-	-	-	23,556	-	23,556
Repurchases of common stock	-	-	-	-	(50,000)	(83,491)	-	-	(83,491)
Net loss	-	-	-	-	-	-	-	(660,214)	(660,214)
Balance at March 31, 2026	4,000,000	$4,000	9,878,950	$9,879	(843,221)	$(1,583,876)	$44,963,303	$(25,927,527)	$17,465,779
Stock-based compensation expense							41,572		41,572
Net loss	-	-	-	-	-	-	-	(1,351,498)	(1,351,498)
Balance at June 30, 2026	4,000,000	$4,000	9,878,950	$9,879	(843,221)	$(1,583,876)	$45,004,875	$(27,279,025)	$16,155,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,011,712)	$(241,498)

Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Amortization of intangible assets	724,780	1,130,176
Amortization of operating lease right-of-use assets	345,445	415,661
Depreciation on property and equipment	228,402	227,515
Deferred taxes	(20,965)	(1,971,762)
Stock-based compensation	65,128	245,389
Change in allowance for credit losses	(1,896)	3,436

Changes in operating assets and liabilities, net of acquired assets and disposition:
Accounts receivable	(269,769)	1,199,060
Operating lease liability	(289,368)	(420,414)
Prepaid expense and other current assets	(981,482)	(1,650,494)
Other assets	121,665	--
Accounts payable, accrued expenses and other current liabilities	712,047	2,067,674
Deferred revenue	590,995	(148,638)
Net cash (used in) provided by operating activities	(786,730)	856,105

Cash flows from investing activities:
Purchase of fixed assets	(78,689)	(280,149)
Cash paid for acquisition of NTS	--	(4,000,000)
Net cash used in investing activities	(78,689)	(4,280,149)

Cash flows from financing activities:
Purchase of treasury stock	(83,491)	(212,798)
Proceeds from sale of Transferred Assets	--	1,350,000
Net cash (used in) provided by financing activities	(83,491)	1,137,202

Net decrease in cash and cash equivalents	(948,910)	(2,286,842)
Balance of cash, cash equivalents and restricted cash at beginning of period	8,434,061	10,588,534
Balance of cash, cash equivalents and restricted cash at end of period	7,485,151	8,301,692
Cash and cash equivalents	$5,228,082	$6,624,860
Cash and cash equivalents (on deposit with related party)	$2,257,069	$662,118
Cash and cash equivalents - restricted cash (on deposit with related party)	$--	$1,014,714
Balance of cash and cash equivalents at end of period	$7,485,151	$8,301,692
Supplemental non-cash disclosure:
Operating lease extension, right of use asset	$3,355,202	$--
Non-cash portion of consideration for acquisition of NTS (Series A Preferred Stock issuance)	$--	$8,200,000

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

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheets and statements of operations, cash flows and changes in stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the three and six months ended June 30, 2026 are not necessarily indicative of results for the year ending December 31, 2026, or for any other period.

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2026, there were no significant changes made to the Company’s significant accounting policies.

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

Subscription Revenue

The Company also generates subscription revenue from monthly premium subscription services from sales of its ManyCam software. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the six months ended June 30, 2026 and 2025, subscriptions were offered in durations of twelve-month and twenty-four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets.

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

Concentration of Credit

As of June 30, 2026, two of the Company’s customers represented receivable balances more than 10% of the total accounts receivable balance. These two customers represented 40% and 14%, respectively, of the total accounts receivable balance for the six months ended June 30, 2026. For the year end December 31, 2025, two customers represented 24% and 15%, respectively, of the total accounts receivable. For the three and six months ended June 30, 2026 and 2025, Newtek (defined in Note 3 below), a related party, and its affiliates represented 28% and 29%, and 33% and 33% of total revenue, respectively.

3. The Acquisition

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

The fair value of all the acquired identifiable assets and liabilities summarized below were based on preliminary valuations and were updated as the Company obtained additional information during the acquisition measurement period, which ended on January 2, 2026. The purchase price allocation as of the Closing Date and then re-forecasted as of December 31, 2025 was as follows:

	At Closing Date	Change		At December 31, 2025
Assets acquired:
Accounts receivable	$3,535,343	$257,293	(1)	$3,792,636
Prepaid expenses and other current assets	129,233	--		129,233
Property and equipment, net	738,046	--		738,046
Operating lease right-of-use asset	212,452	--		212,452
Intangible assets	7,910,000	--		7,910,000
Other assets	998,228	--		998,228
Total assets acquired	13,523,302	257,293	(1)	13,780,595
Liabilities assumed:
Accounts payable	46,692	--		46,692
Accrued expenses and other current liabilities	370,059	--		370,059
Operating lease liabilities	212,452	--		212,452
Deferred revenue	3,450,000	--		3,450,000
Deferred tax liability	2,056,600	--		2,056,600
Total liabilities assumed	6,135,803	--		6,135,803
Total identifiable net assets acquired	7,387,499	257,293	(1)	7,644,792
Total purchase price: (includes $4,000,000 of cash, 4,000,000 shares of Series A Preferred Stock, which had a fair value of $8,200,000 and $704,000 of contingent consideration at the closing and $4,000,000 of cash, 4,000,000 shares of Series A Preferred Stock, which had a fair value of $8,200,000 and $0 of contingent consideration at December 31, 2025, respectively)	12,904,000	(704,000	)(2)	12,200,000
Goodwill	$5,516,501	$(961,293)		$4,555,208

(1)	Reflects an adjustment of $257,293 related to valuation of accounts receivable on the Closing Date.

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

After the Acquisition Closing, and in the normal course of business, certain amounts were due to the Company by Newtek and its affiliates. For the three months ended June 30, 2026 and 2025, sales to Newtek and its affiliates totaled $1.8 million and $1.9 million, respectively. For the six months ended June 30, 2026 and 2025, sales to Newtek and its affiliates totaled $3.8 million and $3.7 million, respectively.

In connection with the Acquisition, the Company entered into a referral arrangement with Newtek pursuant to which Newtek agreed to refer potential clients to the Company for a fee. The referral arrangement with Newtek is terminable by either the Company or Newtek at any time. For the three and six months ended June 30, 2026, the Company incurred $100,365 and $225,717, respectively, of expense in connection with the referral arrangement. For the three and six months ended June 30, 2025, the Company incurred $79,521 and $155,704, respectively, of expense in connection with the referral arrangement. These amounts are included in the “sales, marketing and product development expenses” in the condensed consolidated statement of operations.

4. Property and Equipment, net

Property and equipment consisted of the following for the periods presented:

	As of June 30, 2026 (unaudited)	As of December 31, 2025
Computer equipment	$247,810	$169,121
Software	590,613	590,613
Datacenter software	330,528	330,528
Servers	66,838	66,838
Total property and equipment	1,235,789	1,157,100
Less: Accumulated depreciation	(834,874)	(606,472)
Total property and equipment, net	$400,915	$550,628

Depreciation expense for the three and six months ended June 30, 2026 was $115,293 and $228,402, respectively. Depreciation expense for the three and six months ended June 30, 2025 was $121,539 and $227,515, respectively.

The Company only holds property and equipment in the United States.

5. Intangible Assets, Net

Intangible assets, net consisted of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026 (unaudited)			December 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$50,000	$(42,500)	$7,500	$50,000	$(41,250)	$8,750
Trade names, trademarks product names, URLs	2,664,425	(741,967)	1,922,458	2,664,425	(551,651)	2,112,774
Internally developed software	2,190,006	(1,270,551)	919,455	2,190,006	(1,114,122)	1,075,884
Subscriber/customer relationships	6,549,101	(2,404,458)	4,144,643	6,549,101	(2,027,673)	4,521,428
Order Backlog	438,000	(438,000)	--	438,000	(438,000)	--
Total intangible assets	$11,891,532	$(4,897,476)	$6,994,056	$11,891,532	$(4,172,696)	$7,718,836

Amortization expense for the three and six months ended June 30, 2026 was $362,391 and $724,780, respectively, as compared to $552,111 and $1,130,176 for the three and six months ended June 30, 2025. The aggregate amortization expense for each of the next five years and thereafter is estimated to be $724,780 in 2026, $1,449,562 in 2027 and 2028, $1,235,295 in 2029, $1,067,429 in 2030 and $1,067,428 thereafter.

6. The Divestiture

On the Closing Date and prior to the Acquisition Closing, the Company completed the sale to Meteor Mobile Holdings, Inc., a Delaware corporation (“Meteor Mobile”), of its telecommunications services provider, “Vumber”, as well as its “Paltalk” and “Camfrog” applications and certain assets and liabilities related to such services provider and applications (the “Transferred Assets,” and such sale, the “Divestiture,” and, together with the Acquisition, the “Transactions”) pursuant to that certain Asset Purchase Agreement, dated November 7, 2024, by and among the Company, its wholly owned subsidiaries Paltalk Holdings, Inc., Paltalk Software, Inc., Camshare, Inc., A.V.M. Software, Inc. and Vumber, LLC (collectively, the “Sellers”), and Meteor Mobile. As a result of the Divestiture, the Company is no longer engaged in the business of providing video-based, live streaming, virtual camera and telecommunications software to consumers, as and to the extent such businesses were previously conducted by the Company pursuant to the “Vumber,” “Paltalk” and “Camfrog” applications (the “Business”). In addition, prior to the Acquisition Closing, the Company ceased all operations of its “Tinychat” service and application. The consideration delivered by Meteor Mobile to the Company at the closing of the Divestiture consisted of (i) $1,350,000 in cash and (ii) the assumption of all of the liabilities of the Sellers arising out of, or relating to, the Business or the Transferred Assets, other than certain excluded liabilities (the “Divestiture Closing Consideration”).

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

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	June 30,	December 31,
	2026	2025
	(unaudited)
Compensation, benefits and payroll taxes	$159,012	$325,113
Other accrued expenses	282,021	652,149
Sales tax	135,404	49,449
Amounts due to Meteor Mobile	7,368	5,022
Total accrued expenses and other current liabilities	$583,805	$1,031,733

8. Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three and six months ended June 30, 2026, the Company recorded an income tax benefit of $103,025 and $127,615, respectively. The effective tax rate for the six months ended June 30, 2026 was 6.0% which differs from the statutory rate of 21% primarily due to limited tax benefit being provided on current pre-tax losses due to the Company’s valuation allowance position, differences in foreign tax rates from the U.S. statutory rate of 21%, and state and local taxes. The Company continues to conclude that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis and maintains a full valuation allowance against such deferred tax assets.

For the three and six months ended June 30, 2025, the Company recorded an income tax provision of $72,007 and an income tax benefit of $1,988,058, respectively, which included a discrete tax benefit of $1,665,189 recorded during the three month period ended March 31, 2025, primarily related to a partial reversal of its valuation allowance, as the Acquisition created a source of future taxable income allowing for the recognition of certain deferred tax assets. The effective tax rate for the six months ended June 30, 2025 was 89.2%, which differs from the statutory rate of 21% primarily due to a reduction in the Company’s valuation allowance. The Company continues to conclude that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis and maintains a full valuation allowance against such deferred tax assets.

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

The Intelligent Protection Management Corp. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. As of June 30, 2026, there were no shares of the Company’s common stock issuable pursuant to outstanding options awarded under the 2011 Plan. The Intelligent Protection Management Corp. 2016 Long-Term Incentive Plan (the “2016 Plan”) was terminated as to future awards on May 8, 2025. As of June 30, 2026, a total of 682,550 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2016 Plan.

As of June 30, 2026, a total of 878,655 shares of the Company’s common stock were available for issuance under the 2025 LTIP.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the six months ended June 30, 2026:

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

The following table summarizes stock option activity during the six months ended June 30, 2026:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2026	687,895	$2.41
Granted during the period	316,000	1.62
Cancelled/Forfeited, during the period	--	--
Expired, during the period	(5,345)	5.00
Outstanding at June 30, 2026	998,550	$2.15
Exercisable at June 30, 2026	627,550	$2.41

At June 30, 2026, there was $511,773 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.3 years.

On June 30, 2026, the aggregate intrinsic value of stock options that were outstanding and exercisable was $54,840 and $19,320, respectively. On June 30, 2025, the aggregate intrinsic value of stock options that were outstanding and exercisable was $30,270 and $29,070, respectively. The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the six months ended June 30, 2026, the Company granted stock options to members of the Board of Directors (the “Board”) to purchase an aggregate of 40,000 shares of common stock at a weighted average exercise price of $1.62 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2026 and have a term of ten years. During the six months ended June 30, 2026, the Company also granted options to employees to purchase an aggregate of 276,000 shares of common stock. These options vest in equal tranches over a four-year period. The stock options granted during the six months ended June 30, 2026 have a term of ten years, an exercise price of $1.62 per share and a weighted average fair value of $1.41 per share, or $445,439 in the aggregate. During the six months ended June 30, 2025, the Company granted 275,000 stock options to members of the Board and to management. These options in the aggregate had an exercise price of $1.98 per share, a weighted average fair value of $1.79 per share and an aggregate fair value of $545,550. Stock-based compensation expense for the Company’s stock options for the three months ended June 30, 2026 and 2025, totaled $41,572 and $77,760, respectively. Stock-based compensation expense for the Company’s stock options for the six months ended June 30, 2026 and 2025, totaled $65,128 and $245,389, respectively, and is included in “general and administrative expenses” in the condensed consolidated statements of operations.

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

Stock Repurchase Plan

On May 8, 2025, the Board approved a stock repurchase plan for up to $400,000 of the Company’s outstanding common stock (the “Stock Repurchase Plan”), which expired on the one-year anniversary of such date. For the six months ended June 30, 2026, 50,000 shares of common stock were repurchased by the Company pursuant to the Stock Repurchase Plan at an average price of $1.67 per share, or an aggregate of $83,491, all of which repurchases occurred during the three months ended March 31, 2026.

Treasury Shares

As of June 30, 2026 and December 31, 2025, the Company had 843,221 and 793,221 shares of its common stock, respectively, classified as treasury shares on the Company’s consolidated balance sheets.

10. Net Income (Loss) Per Share

Basic earnings and net (loss) income per share are computed by dividing the net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. The Company applies the multiple-class method in calculating earnings per share. Earnings and losses are shared pro-rata between the multiple classes of shares. The Company has two classes of stock, Series A Preferred Stock and common stock, that the calculations for weighted-average number of shares and earnings per share by class are based on. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted loss per share. For the three and six months ended June 30, 2026 and 2025, 1,001,037 and 845,136 of shares issuable upon the exercise of outstanding stock options, respectively, were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.

The following table summarizes the net loss per share calculation for the periods presented:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2026	2025	2026	2025
Net loss– basic and diluted	$(1,351,498)	$(1,050,028)	$(2,011,712)	$(241,498)
Weighted average shares outstanding – basic and diluted	13,035,729	13,201,658	13,053,463	13,197,125
Per share data:
Basic from operations	$(0.10)	$(0.08)	$(0.15)	$(0.02)
Diluted from operations	$(0.10)	$(0.08)	$(0.15)	$(0.02)

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Series A Preferred Stock	Common Stock	Series A Preferred Stock	Common Stock
Allocation of net loss	$(414,706)	$(936,792)	$(616,453)	$(1,395,259)
Weighted average shares outstanding – basic and diluted	4,000,000	9,035,729	4,000,000	9,053,463
Net loss per share – basic and diluted	$(0.10)	$(0.10)	$(0.15)	$(0.15)

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Series A Preferred Stock	Common Stock	Series A Preferred Stock	Common Stock
Allocation of net loss	$(318,150)	$(731,878)	$(72,793)	$(168,705)
Weighted average shares outstanding – basic and diluted	4,000,000	9,201,658	3,977,901	9,219,225
Net loss per share – basic and diluted	$(0.08)	$(0.08)	$(0.02)	$(0.02)

11. Leases

The Company leases office space at 30 Jericho Executive Plaza in Jericho, New York from Jericho Executive Center LLC (“JEC”) under a lease that, as extended, expires on November 30, 2026. The Company’s monthly office rent payments under the lease are currently approximately $7,055 per month. As of June 30, 2026, the Company had no long-term leases that were classified as financing leases and did not have additional operating or financing leases that had not yet commenced.

In connection with the Acquisition, the Company assumed an operating lease with IO New Jersey One, LLC (“Iron Mountain”) for a data center that includes office space and equipment located in Edison, New Jersey. The lease with Iron Mountain automatically renewed on April 30, 2026 for a one-year term, and will automatically renew thereafter for additional terms of one year, unless either party provides the other party with written notice that it will not renew the lease within 90 days of the then-current term. The renewal options have not been included in the Company’s operating lease right-of-use asset and liability, as the Company is not reasonably certain to exercise such options as of June 30, 2026. The Company’s monthly rent payments under the lease are currently $12,391 per month.

In connection with the Acquisition, the Company also assumed an operating lease with Aligned Data Centers (Phoenix) PropCo, LLC (“ADC”) for a data center that includes office and storage space located in Phoenix, Arizona. During the first quarter of 2026, we amended our agreement with ADC to extend the lease through August 31, 2032. Since the lease extension agreement resulted in a lease term greater than twelve months, the Company recorded an operating lease right-of-use asset and liability on February 2, 2026 of $3,221,523, reflecting the extended term. The lease extension agreement modified the automatic renewal term from one year to two years, which has not been included in the Company’s operating lease right-of-use asset and liability, as the Company was not reasonably certain to exercise such options as of June 30, 2026. The Company’s monthly rent payments under the lease are currently $54,951 per month.

As of June 30, 2026, the Company had no long-term leases that were classified as financing leases and did not have additional operating or financing leases that had not yet commenced.

As of June 30, 2026, the Company had operating lease liabilities of approximately $4,210,330 (of which $564,980 is classified as short-term liabilities and $3,645,350 is classified as long-term liabilities) and operating lease right-of-use assets of approximately $4,149,953 all of which are included in the accompanying condensed consolidated balance sheets.

Total rent expense for the three and six months ended June 30, 2026 was $260,658 and $511,904, respectively, of which $11,775 and $23,550 was sublease income. Total rent expense for the three and six months ended June 30, 2025 was $226,833 and $453,666, respectively, of which $8,350 and $9,850 was sublease income. Rent expense is recorded under “general and administrative expense and cost of revenue” in the condensed consolidated statements of operations.

The following table summarizes the Company’s operating leases for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities:	$260,658	$227,128	$511,904	$455,679
Weighted average assumptions:
Remaining lease term	5.94	1.94	5.94	1.94
Discount rate	6.66%	4.70%	6.66%	4.70%

As of June 30, 2026, future minimum payments under non-cancellable operating leases were as follows:

Amount
For the year ended December 31:
2026	$443,720
2027	764,028
2028	806,192
2029	830,378
2030	855,289
Thereafter	1,479,876
Less: present value adjustment	(969,153)
Present value of minimum lease payments	$4,210,330
Current liability	$564,980
Long term liability	$3,645,350

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

Cisco also appealed the Trial Court judgment of validity and infringement (the “Appeal”) to the U.S. Court of Appeals for the Federal Circuit (the “Appeals Court”). Each party is expected to complete and submit its briefs with respect to the Appeal during the second half of 2026. Upon submission of such briefs, the Appeals Court will then decide whether the parties will appear to argue the Appeal or to render a decision on the Appeal based on the briefs submitted by each party.

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

The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonable possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows. The Company incurred approximately $1.2 million in aggregate expense in defense of these claims ($0.7 million for the year ended December 31, 2025 and $0.5 million for the six months ended June 30, 2026).

Legal Proceedings

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of June 30, 2026.

13. Related Party Transactions

Relationship

As of June 30, 2026 and December 31, 2025, Newtek beneficially owned approximately 30.6% of the Company’s issued and outstanding common stock or common-equivalent equity (on an as-converted and fully-diluted basis). Newtek is also a significant customer of the Company, and its Chairman is a member of the Board.

Deposit Accounts at Newtek Bank

The Company has a commercial banking relationship with Newtek Bank.  At June 30, 2026 the Company had $1,200,776 on deposit in commercial accounts with Newtek Bank, as well as a certificate of deposit in the amount of $1,056,293. At December 31, 2025, the certificate of deposit was classified as restricted cash as it was used to secure the credit agreement described below. The credit agreement matured on April 10, 2026, and therefore, at June 30, 2026, these amounts were no longer classified as restricted cash.

Revenue and Accounts Receivable

Revenue from Newtek and its subsidiaries and affiliates are presented below:

	Three Months ended June 30, (unaudited)		Six Months ended June 30, (unaudited)
	2026	2025	2026	2025
Revenue from Newtek and subsidiaries and affiliates	$1,795,839	$1,907,574	$3,757,777	$3,702,528
% of total revenue	28%	33%	29%	33%

Accounts receivable from Newtek and its subsidiaries and affiliates are presented below:

	June 30, 2026	December 31, 2025
	(unaudited)
Accounts receivable from Newtek and subsidiaries and affiliates	$26,283	$75,601

These amounts are unsecured, non-interest bearing and due under normal trade terms. Management did not record an allowance for credit losses related to these balances as of any of the periods presented.

Accounts Payable, Accrued Expenses and other General and Administrative Expenses

The Company has a referral arrangement with Newtek whereby it pays commissions for referrals of customers services. Included in accounts payable and accrued expenses at June 30, 2026 and December 31, 2025 was $58,675 and $46,450, respectively, in connection with these payments. For the three months ended June 30, 2026 and 2025, the Company paid Newtek $100,365 and $79,521, respectively, in connection with these agreements. For the six months ended June 30, 2026 and 2025, the Company paid Newtek $225,717 and $155,704, respectively, in connection with these agreements. These amounts are unsecured, non-interest bearing, and due under normal trade terms.

As of June 30, 2026 and December 31, 2025, deferred revenue related to the Company’s arrangement with Newtek totaled approximately $55,000.

In addition, the Company subleased space to an affiliate of Newtek for the three and six months ended June 30, 2026 and received $10,275 and $20,550, respectively, which was offset against rent expense.

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

14. Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued (August 11, 2026) and determined that no events or transactions are required to be disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2026 and 2025, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2026 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2025, all amounts herein are unaudited.

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

We operate a secure private cloud from private suites in completely isolated areas that are leased within two Tier 3 data center facilities located in Phoenix, Arizona, and Edison, New Jersey (the “Data Centers”), pursuant to certain license agreements. As of June 30, 2026, the terms of the license agreements for the Data Centers located in Arizona and New Jersey extend through 2032 and 2027, respectively. Although we do not own or operate the Data Centers, we aim to use the high-level operations and standards provided by the Data Centers through our license agreements to provide our customers with secure and flexible cloud services. The Data Centers each conform to The Uptime Institute’s Tier 3 Certification, which is a globally recognized standard for validating critical data center infrastructure. The Tier 3 classification provides us with a degree of confidence that the Data Centers provide the necessary power, cooling, maintenance, and fault tolerance required for secure and reliable operations. Our critical infrastructure, hosted within the Data Centers, is designed to meet and exceed Tier 3 standards in all relevant categories. This allows us to deliver secure and compliant services to customers within heavily regulated industries, including financial services and healthcare, and other industries. Additionally, we incorporate a redundant, carrier-neutral network design for communications paths, along with multiple hosting locations for our services, which improve the availability and resilience of our cloud services.

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

Our professional services include the design and implementation of a wide range of IT products and services, such as cybersecurity, software planning, IT infrastructure, data center design and configuration, hybrid or cloud computing solutions, website development, developing or integrating systems and software, and IT cost management. In addition, we are planning on launching an AI Data Readiness solution in 2026 that we believe will improve the reliability, security, and outcome of adopting AI technologies by assessing, structuring, and securing business data in a safe and effective manner.

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

Second Quarter and First Half 2026 Operational Highlights

Operational highlights during the three and six months ended June 30, 2026:

●	expanded our sales organization by adding a dedicated territory focused on the Phoenix metropolitan area and broader West Coast market, which includes an established customer base and industry expertise, and which management believes positions the Company to pursue additional revenue opportunities and support future growth;

●	executed an extension of our existing Phoenix data center colocation license agreement with an industry-leading data center provider through August 2032;

●	entered into a strategic collaboration with MASORI Therapeutics (“MASORI”), an advanced AI platform designed to accelerate results by reducing cost, complexity, and time for small and medium AI models, allowing organizations to save significantly by decreasing necessary code development and providing AI-related benefits;

●	successfully achieved SOC 2 Type 1 compliance, a key milestone in our ongoing commitment to safeguarding customer data and delivering trusted cybersecurity and cloud infrastructure solutions;

●	during the first quarter of 2026, 50,000 shares of common stock were repurchased under the Stock Repurchase Plan (defined below) for an aggregate of $83,491. As of June 30, 2026, all shares of common stock available for repurchase under the Stock Repurchase Plan had been repurchased and the Stock Repurchase Plan had expired;

●

for the three and six months ended June 30, 2026 revenue totaled $6.5 million and $12.8 million, respectively,  compared to $5.7 million and $11.2 million, respectively, for the three and six months ended June 30, 2025. The increase of 13% and 14%, respectively, was primarily attributed to an increase in our managed IT services of 8% and 9%, respectively, compared to the prior year periods, as well as an increase in procurement revenue of 64% and 70%, respectively, compared to the prior year periods;

●	net loss for the three and six months ended June 30, 2026 totaled $1.4 million and $2.0 million, respectively, compared to net loss of $1.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2025;

●	Adjusted EBITDA for the three and six months ended June 30, 2026 totaled negative $0.6 million and $0.8 million, respectively, compared to negative $0.4 million and $0.9 million, respectively for the three and six months ended June 30, 2025;

●	we had cash used by operations of $0.8 million for the six months ended June 30, 2026 compared to cash provided by operations of $0.9 million for the six months ended June 30, 2025;

●	deferred revenue was $4.5 million as of June 30, 2026, which will be recognized as revenue in future quarters as products and/or services are installed; and

●	at June 30, 2026, we had $7.5 million of cash and cash equivalents, on our balance sheet and no long-term debt.

Second Half 2026 Business Objectives

For the near term, our business objectives include:

●	continuing the integration of our comprehensive portfolio of IT-related solutions and expanding functionality through strategic partnerships. We are collaborating with strategic third parties to integrate AI and predictive analytics capabilities into our platform, enabling customers to leverage AI-driven insights within existing data environments. In addition, our partnership with MASORI supports advanced AI and is designed to accelerate results that enhance automation and system integration capabilities, improving workflow efficiency and scalability. These partnerships are intended to strengthen our technology offerings and enhance customer value;

●	undertaking an initiative to consolidate our accounting-based systems through the implementation of a third-party e-commerce integration system. This implementation is intended to support improved system integration, increased automation of financial processes, and enhanced consistency of financial data across our operations. We believe this initiative will contribute to more efficient financial management and support future growth initiatives;

●	incorporating ManyCam as an offering for our new customers and seeking to optimize our cross-selling efforts with our other technology solutions;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other assets or entities that are synergistic to our businesses; and

●	continuing to defend our intellectual property.

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

Subscription Revenue

We also generate subscription revenue from monthly premium subscription services for our ManyCam software. Subscription revenues are presented net of refunds, credits and known and estimated credit card chargebacks. During the three and six months ended June 30, 2026 and 2025, subscriptions were offered in durations of twelve-month and twenty-four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets.

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

	Three Months Ended		Six Months Ended
	June 30, (unaudited)		June 30, (unaudited)
	2026	2025	2026	2025
Net cash (used in) provided by operating activities	$(591,018)	$(888,678)	$(786,730)	$856,105

Loss from operations	$(1,512,371)	$(1,129,699)	$(2,280,553)	$(2,463,626)
Loss from operations as a percentage of total revenues	(23.4)%	(19.7)%	(17.8)%	(21.9)%
Net loss	$(1,351,498)	$(1,050,028)	$(2,011,712)	$(241,498)
Net loss as a percentage of total revenues	(20.9)%	(18.3)%	(15.7)%	(2.1)%
Adjusted EBITDA	$(610,254)	$(378,289)	$(777,773)	$(860,546)
Adjusted EBITDA as percentage of total revenues	(9.4)%	(6.6)%	(6.1)%	(7.7)%

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

	Three Months Ended
	June 30 (unaudited)
	2026	2025
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(1,351,498)	$(1,050,028)
Interest income, net	(57,848)	(87,928)
Income tax expense (benefit)	(103,025)	72,007
Other income, net	--	(63,750)
Litigation expenses relating to the Cisco ManyCam Litigation	382,861	--
Depreciation and amortization expense	477,684	673,650
Stock-based compensation expense	41,572	77,760
Adjusted EBITDA	$(610,254)	$(378,289)

	Six Months Ended
	June 30, (unaudited)
	2026	2025
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(2,011,712)	$(241,498)
Interest income, net	(119,226)	(170,320)
Income tax expense (benefit)	(127,615)	(1,988,058)
Other income, net	(22,000)	(63,750)
Litigation expenses relating to the Cisco ManyCam Litigation	484,470	--
Depreciation and amortization expense	953,182	1,357,691
Stock-based compensation expense	65,128	245,389
Adjusted EBITDA	$(777,773)	$(860,546)

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30, (unaudited)		June 30, (unaudited)
	2026	2025	2026	2025
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	58.7%	49.9%	55.0%	47.3%
Sales marketing and product development expense	12.0%	14.7%	12.1%	14.3%
General and administrative expense	39.4%	43.4%	39.5%	48.2%
Depreciation and amortization	7.4%	11.8%	7.4%	12.1%
Litigation expenses related to Cisco ManyCam Litigation	5.9%	--	3.8%	--
Total costs and expenses	123.4%	119.7%	117.8%	121.9%
Loss from continuing operations	(23.4)%	(19.7)%	(17.8)%	(21.9)%
Other income, net	0.9%	2.7%	1.1%	2.1%
Loss from continuing operations before income tax benefit	(22.5)%	(17.1)%	(16.7)%	(19.8)%
Income tax (expense) benefit	1.6%	(1.3)%	1.0%	17.7%
Net loss	(20.9)%	(18.3)%	(15.7)%	(2.1)%

Items Affecting Comparability of Results of the Second Quarter

Revenue from Newtek and its affiliates was impacted by Newtek’s ongoing initiatives to reduce information technology spend. We partially offset this decline in revenue through growth in recurring revenue from customers who are not related parties, including the addition of new customer relationships and service contracts during the period. For the three months ended June 30, 2026 and 2025, revenue from Newtek and its affiliates represented approximately 28% and 33% of total revenue, respectively.

During the three months ended June 30, 2026, we experienced supply chain constraints affecting the availability of memory, CPU and GPU components. These constraints extended product lead times compared to historical levels, resulting in delays between customer bookings and product shipments. As a result, a portion of booked orders during the quarter remained unrecognized as revenue pending fulfillment and delivery, which we expect to recognize in future quarters as the underlying products and services are shipped and installed. Deferred revenue was $4,469,109 as of June 30, 2026, which reflects amounts invoiced or collected for orders that had not yet been fulfilled. We are unable to predict with certainty when these supply chain conditions will normalize, and continued constraints affecting memory, CPU or GPU component availability could result in further delays in revenue recognition in future periods.

In addition, during the quarter, a significant customer order was delayed and fulfilled across two reporting periods due to supply chain constraints affecting both our vendor and distribution channel. These constraints altered the cost structure associated with fulfilling the order. The initial shipment, completed in the first quarter of 2026, was recognized at expected margins, while the subsequent shipment, completed during the second quarter, incurred higher component and freight costs, resulting in a loss on that portion of the order. As a consequence, the combined order resulted in a loss, which contributed to the increase in cost of revenue described below and negatively impacted our results of operations for the three months ended June 30, 2026.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenue

Total revenue increased by 13% to $6,462,542 for the three months ended June 30, 2026 from $5,722,599 for the three months ended June 30, 2025. This increase was driven by increased managed information technology revenue, attributed to both new customers as well as the expansion of services sold to existing customers, and an increase in procurement revenue related to sale of AI-related equipment to customers, partially offset by decreases in professional services revenue and subscription revenue.

The following table sets forth our total revenue for the three months ended June 30, 2026 and 2025, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	June 30, (unaudited)		$	%	June 30, (unaudited)
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025
Managed information technology	$3,802,320	3,506,754	295,566	8.4%	58.8%	61.3%
Procurement revenue	2,047,677	1,248,401	799,276	64.0%	31.7%	21.8%
Professional services revenue	363,055	688,815	(325,760)	(47.3)%	5.6%	12.0%
Subscription revenue	249,490	278,629	(29,139)	(10.5)%	3.9%	4.9%
Total revenues	$6,462,542	$5,722,599	$739,943	12.9%	100.0%	100.0%

The increase in revenue is attributed to an increase in managed information technology revenue of 8.4% compared to the prior year period, as well as an increase in procurement revenue of 64.0% compared to the prior year period. With respect to our managed information technology solutions, which consist of managed IT security services, managed backup and disaster recovery solutions and web hosting, revenue increased 8.4% compared to the prior year period. This increase was partially offset by a decrease of 5.5% in managed information technology revenue from Newtek in connection with its ongoing initiatives to reduce information technology spend. The increase in revenue was partially offset by a decrease in professional services revenue compared to the prior year of $325,760, or 47.3%, and a decrease in subscription revenue compared to the prior year of $29,139, or 10.5%. Our subscription revenue relates to the sales from our ManyCam software. The decrease in subscription revenue was primarily driven by increased competition in the virtual camera and streaming software space.

Costs and Expenses

Total costs and expenses for the three months ended June 30, 2026 increased by $1,122,615, or 16.4%, as compared to the three months ended June 30, 2025. The following table presents our costs and expenses for the three months ended June 30, 2026 and 2025, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	June 30, (unaudited)		$	%	June 30, (unaudited)
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025
Cost of revenue	$3,791,615	$2,857,449	$934,166	32.7%	58.7%	49.9%
Sales marketing and product development expense	767,668	839,397	(71,729)	(8.5)%	11.9%	14.7%
General and administrative expense	2,555,085	2,481,801	73,284	3.0%	39.5%	43.4%
Depreciation and amortization	477,684	673,651	(195,967)	(29.1)%	7.4%	11.8%
Litigation expenses relating to the Cisco ManyCam Litigation	382,861	--	382,861	N/A	5.9%	--
Total costs and expenses	$7,974,913	$6,852,298	$1,122,615	16.4%	123.4%	119.7%

Cost of revenue

Our cost of revenue for the three months ended June 30, 2026 increased by $934,166, or 32.7%, as compared to the three months ended June 30, 2025. This increase was primarily due to an increase in costs associated with procurement equipment of $1,050,058, managed services expenses of $49,262, offset by decreases in professional services expense of $147,951 and a decrease in cost of subscription revenue of $17,203. Supply chain disruption caused difficulty sourcing product at normalized cost which negatively impacted one of our larger customer transactions by $101,964.

Sales marketing and product development expense

Our sales marketing and product development expense for the three months ended June 30, 2026 decreased by $71,729, or 8.5%, as compared to the three months ended June 30, 2025. The decrease in sales marketing and product development expense for the three months ended June 30, 2026 was primarily due to a decrease in headcount and salary costs of $52,208 and marketing expenses of $39,316, offset by an increase in consulting expenses of $13,032 and commissions of $6,583.

General and administrative expense

Our general and administrative expense for the three months ended June 30, 2026 increased by $73,284, or 3.0%, as compared to the three months ended June 30, 2025. The increase in general and administrative expense for the three months ended June 30, 2026 was primarily due to an increase in legal, professional and accounting expenses of $131,277. Additionally, there was an increase in rent expense of $14,996 due to the extension of the lease agreement in Arizona. These increased expenses were offset by a decrease in insurance costs of $82,981, compared to prior year, which included some initial start-up costs. Overall headcount remained unchanged at 41 individuals.

Non-Operating Income

The following table presents the components of non-operating income for the three months ended June 30, 2026 and the three months ended June 30, 2025, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	June 30, (unaudited)		$	%	June 30, (unaudited)
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025
Interest income, net	$57,848	$87,928	$(30,080)	(34.2)%	0.9%	1.5%
Other income, net	$--	$63,750	$(63,750)	(100.0)%	0.0%	1.1%
Total non-operating income	$57,848	$151,678	$(93,830)	(61.9)%	0.9%	2.6%

Non-operating income for the three months ended June 30, 2026 was $57,848, a decrease of $93,830, or 61.9%, as compared to non-operating income of $151,678 for the three months ended June 30, 2025. The decrease was primarily a result of a decrease in the amount of principal we invested and at varying interest rates. In addition, the three months ended June 30, 2025 included other income of $63,750 related to the sale of a domain name that was not in use by the Company.

Income Taxes

Our provision for income taxes consists of federal, foreign and state taxes, as applicable, in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the three months ended June 30, 2026, we recorded an income tax benefit of $103,025 consisting primarily of foreign taxes. For the three months ended June 30, 2025, we recorded an income tax provision of $72,007.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenue

Total revenue increased by 14% to $12,817,293 for the six months ended June 30, 2026 from $11,240,637 for the six months ended June 30, 2025. The increase was driven by increased managed information technology revenue, attributed to both new customers as well as the expansion of services sold to existing customers, and an increase in procurement revenue related to sale of AI-related equipment to customers, partially offset by decreases in professional services revenue and subscription revenue.

The following table sets forth our total revenue for the six months ended June 30, 2026 and the six months ended June 30, 2025, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Six Months Ended				Six Months Ended
	June 30, (unaudited)		$	%	June 30, (unaudited)
	2026	2025	Increase (decrease)	Increase (decrease)	2026	2025
Managed information technology	$7,722,814	7,065,587	657,227	9.3%	60.3%	62.9%
Procurement revenue	3,744,578	2,199,780	1,544,798	70.2%	29.2%	19.6%
Professional services revenue	846,355	1,415,422	(569,067)	(40.2)%	6.6%	12.6%
Subscription revenue	503,546	559,848	(56,302)	(10.1)%	3.9%	4.9%
Total revenues	$12,817,293	$11,240,637	$1,576,656	14.0%	100.0%	100.0%

The increase in revenue was partially offset by a decrease in professional services revenue compared to the prior year period of $569,067, or 40.2%. Our subscription revenue for the six months ended June 30, 2026 relates to the sales from our ManyCam software, which decreased by $56,302, or 10.1%, as compared to the six months ended June 30, 2025. The decrease in subscription revenue was primarily driven by a decrease in new subscribers to our ManyCam software.

Costs and Expenses

Total costs and expenses for the six months ended June 30, 2026 increased by $1,393,583, or 10.2%, as compared to the six months ended June 30, 2025. The following table presents our costs and expenses for the six months ended June 30, 2026 and 2025, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Six Months Ended				Six Months Ended
	June 30, (unaudited)		$	%	June 30, (unaudited)
	2026	2025	Increase (decrease)	Increase (decrease)	2026	2025
Cost of revenue	$7,051,781	$5,322,112	$1,729,669	32.5%	55.0%	47.3%
Sales marketing and product development expense	1,545,697	1,604,761	(59,064)	(3.7)%	12.1%	14.3%
General and administrative expense	5,062,716	5,419,698	(356,982)	(6.6)%	39.5%	48.2%
Depreciation and amortization	953,182	1,357,692	(404,510)	(29.8)%	7.4%	12.1%
Litigation expenses relating to the Cisco ManyCam Litigation	484,470	--	484,470	N/A	3.8%	N/A
Total costs and expenses	$15,097,846	$13,704,263	$1,393,583	10.2%	117.8%	121.9%

Cost of revenue

Our cost of revenue for the six months ended June 30, 2026 increased by $1,729,669, or 32.5%, as compared to the six months ended June 30, 2025. This increase was primarily due to an increase in the expenses associated with procurement equipment and related costs of $1,706,681, managed services expenses of $398,576, offset by decreases in professional services expenses of $332,695 and subscription expenses of $42,894.

Sales marketing and product development expense

Our sales marketing and product development expense for the six months ended June 30, 2026 decreased by $59,064, or 3.7%, as compared to the six months ended June 30, 2025. The decrease in sales marketing and product development expense for the six months ended June 30, 2026 was primarily due to a decrease in salary-related expenses of approximately $133,805, offset by increases in consulting costs of $43,387 and commissions of $37,597.

General and administrative expense

Our general and administrative expense for the six months ended June 30, 2026 decreased by $356,982, or 6.6%, as compared to the six months ended June 30, 2025. The decrease in general and administrative expenses for the six months ended June 30, 2026 was primarily due to insurance expense decreases of $132,457, a decrease in non-cash stock-based compensation expense of $180,263 and a decrease in legal and accounting fees of $76,935.

Non-Operating Income

The following table presents the components of non-operating income for the six months ended June 30, 2026 and the six months ended June 30, 2025, the decrease between those periods, the percentage decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Six Months Ended				Six Months Ended
	June 30, (unaudited)		$	%	June 30, (unaudited)
	2026	2025	(Decrease)	(Decrease)	2026	2025
Interest income, net	$119,226	$170,320	$(51,094)	(30.0)%	0.9%	1.5%
Other income, net	22,000	$63,750	(41,750)	(65.5)%	0.2%	0.6%
Total non-operating income	$141,226	$234,070	$(92,844)	(39.7)%	1.1%	2.1%

Non-operating income for the six months ended June 30, 2026 was $141,226, a decrease of $92,844, or 39.7%, as compared to non-operating income of $234,070 for the six months ended June 30, 2025. The decrease was primarily a result of a decrease in the amount of principal we invested and at varying interest rates. Other income for the six months ended June 30, 2025 related to the sale of a domain name that we are not using.

Income Taxes

Our provision for income taxes consists of federal, foreign and state taxes, as applicable, in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the six months ended June 30, 2026, we recorded an income tax benefit of $127,615, consisting primarily of foreign taxes. For the six months ended June 30, 2025, we recorded an income tax benefit of $1,988,058, which included a discrete tax benefit of $1,665,189, primarily related to a partial reversal of our valuation allowance, as the Acquisition created a source of future taxable income allowing for the recognition of certain deferred tax assets.

Liquidity and Capital Resources

	Six Months Ended June 30, (unaudited)
	2026	2025
Condensed Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(786,730)	$856,105
Net cash used in investing activities	(78,689)	(4,280,149)
Net cash (used in) provided by financing activities	(83,491)	1,137,202
Net decrease in cash, cash equivalents and restricted cash	$(948,910)	$(2,286,842)

Currently, our primary source of liquidity is cash on hand. We believe that our cash and cash equivalents balance, and our expected cash flows from operations will be sufficient to meet all of our financial obligations for at least one year from the date these financial statements are issued. As of June 30, 2026, we had $7,485,151 of cash and cash equivalents. In addition, on June 18, 2026, our shelf registration statement on Form S-3 was declared effective by the SEC, pursuant to which we may offer up to $50,000,000 of common stock, preferred stock, warrants and/or units, from time to time, providing us with additional flexibility to access the capital markets if needed.

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

Stock Repurchase Plan

On May 8, 2025, the Board approved a stock repurchase plan for up to $400,000 of our outstanding common stock (the “Stock Repurchase Plan”), which expired on the one-year anniversary of such date. For the six months ended June 30, 2026, we purchased 50,000 shares of common stock pursuant to the Stock Repurchase Plan at an average price of $1.67 per share, or an aggregate of $83,491, all of which occurred during the three months ended March 31, 2026.

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

Operating Activities

Net cash used in operating activities was $786,730 for the six months ended June 30, 2026, as compared to net cash provided by operating activities of $856,105 for the six months ended June 30, 2025. Cash used in operations for the six months ended June 30, 2026 was primarily used in conjunction with the procurement of product in connection with the increase in procurement revenue. The amount of cash provided by operations for the six months ended June 30, 2025 was primarily attributed to the change in the business activities of the Company following the Transactions compared to the six months ended June 30, 2026, specifically, the collection of accounts receivable (favorable by $0.2 million), the timing of payment of payables (favorable by $0.7 million), as well as amounts collected by the Company during the first quarter following the Divestiture due to Meteor Mobile and paid subsequent to quarter end of $0.4 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $78,689 and was used to purchase fixed assets for use in the business. Net cash used in investing activities for the six months ended June 30, 2025 was $4,280,149 and related to the cash consideration paid by the Company to Newtek in connection with the Acquisition, as well as used to purchase fixed assets for use in the business.

Financing Activities

Net cash used in financing activities was $83,491 for the six months ended June 30, 2026, and was used to repurchase shares of our common stock pursuant to our Stock Repurchase Plan. Net cash provided by financing activities was $1,137,202 for the six months ended June 30, 2025, and was attributed to the $1,350,000 consideration received in connection with the Divestiture netted against the $212,798 used in connection with the Stock Repurchase Plan.

Contractual Obligations and Commitments

There have been no other material changes to our contractual obligations and commitments disclosed in the contractual obligations and commitments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements.

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

Based on the evaluation as of June 30, 2026, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Cisco also appealed the Trial Court judgment of validity and infringement (the “Appeal”) to the U.S. Court of Appeals for the Federal Circuit (the “Appeals Court”). Each party is expected to complete and submit its briefs with respect to the Appeal during the second half of 2026. Upon submission of such briefs, the Appeals Court will then decide whether the parties will appear to argue the Appeal or to render a decision on the Appeal based on the briefs submitted by each party.

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

The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonable possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows. The Company incurred approximately $1.2 million in aggregate expense in defense of these claims ($0.7 million for the year ended December 31, 2025 and $0.5 million for the six months ended June 30, 2026).

Legal Proceedings

To our knowledge, other than as described above, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the Form 10-K. The risk factor below supplements the risk factors disclosed in the Form 10-K. For more information concerning our other risk factors, please see “Item 1A. Risk Factors” in the Form 10-K.

Supply chain constraints in connection with our procurement services have in the past and may in the future delay revenue recognition, increase our costs and adversely affect our business, financial condition and results of operations.

As part of our procurement services offering, we obtain hardware and software products, including servers and other equipment incorporating memory, CPU and GPU components, on behalf of our customers. Depending on the terms of the applicable customer arrangement, we may act as an agent, pursuant to which our vendors drop ship products directly to our customers. Under this type of arrangement, we do not take control of the underlying products, and we recognize procurement revenue on a net basis when the products are shipped. With respect to larger or project-based arrangements, including sales of AI-related equipment, we may act as principal, pursuant to which we obtain the underlying components. Under this type of arrangement, we are primarily responsible for fulfilling the customer’s order and bear inventory and fulfillment risk until control of the product transfers to the customer, at which point we recognize revenue on a gross basis.

We rely on third-party suppliers and distribution channels for the memory, CPU and GPU components incorporated into the hardware we procure and, in certain cases, configure for our customers, and we do not control the availability, pricing or timing of delivery of these components. We have experienced, and may in the future experience, supply shortages, price increases and longer lead times affecting these components. Supply chain constraints may be driven by factors such as industry-wide allocation constraints, manufacturing capacity limitations, logistics and freight constraints, inflation, geopolitical tensions, trade disputes, tariffs, natural disasters, or changes in our suppliers’ financial or business condition.

During the six months ended June 30, 2026, supply chain constraints extended our product lead times compared to historical levels, resulting in delays between customer bookings and product shipments. As a result of these delays, a portion of our booked orders remained unrecognized as revenue pending fulfillment and delivery as of June 30, 2026. We cannot predict with certainty when these conditions will normalize, and continued constraints could result in further delays in revenue recognition, causing our reported revenue and results of operations to fluctuate and not accurately reflect underlying customer demand. These disruptions have also altered, and may in the future alter, the cost structure associated with fulfilling customer orders, which has resulted, and may in the future result, in losses on orders originally booked at expected margins. We cannot assure you that similar cost increases will not recur, particularly if constraints persist, worsen, or are replaced by new sources of disruption. If we are unable to effectively manage these constraints and related cost pressures, our customers cancel orders and seek products from our competitors and our gross margins, results of operations and financial condition could be materially and adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended June 30, 2026 that were not previously reported on a Current Report on Form 8-K.

Issuer Purchases of Common Stock

The Company did not repurchase any shares of common stock during the three months ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Intelligent Protection Management Corp.

Date: August 11, 2026	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Intelligent Protection Management Corp.

Date: August 11, 2026	By:	/s/ Kara Jenny
Kara Jenny
Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)