Form 10-Q
period 2026-09-30
INTELLIGENT PROTECTION MANAGEMENT CORP.
filed 2026-11-10
CIK 1355839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2026
Common Stock, par value $0.001 per share	9,035,729*

*	Excludes 843,221 shares of common stock that are held as treasury stock by Intelligent Protection Management Corp.

INTELLIGENT PROTECTION MANAGEMENT CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

Unless the context otherwise indicates, references to “Intelligent Protection Management Corp.,” “IPM,” “we,” “our,” “us” and the “Company” refer to Intelligent Protection Management Corp. and its subsidiaries on a consolidated basis.

i

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “began,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to consummate the AdTech Acquisition (as defined herein) and realize the anticipated benefits and synergies expected from the AdTech Acquisition once consummated;
●	the possibility of security vulnerabilities, cyber-attacks and network disruptions, including breaches of data security and privacy leaks, data loss and business interruptions;

●	our ability to operate our secure private cloud through our data centers;

●	the intense competition in the industry in which our business operates and our ability to effectively compete with existing competitors and new market entrants;

●	our ability to consummate favorable acquisitions and effectively integrate any companies or businesses that we acquire;

●	the impact of adverse economic and market conditions, including those related to fluctuations in inflation and geopolitical conflicts;

●	the impact of supply constraints, including those related to components of our procurement service offering;

●	our reliance on a limited number of customers for a material portion of our revenues and income;

●	the impact of possible failures of our hardware systems and infrastructure at our data centers;

●	our reliance on network infrastructure, including Internet, telecommunications and fiber optic network connectivity providers;

●	the impact of real or perceived errors, failures or bugs in our customer solutions, software or technology;

●	our ability to attract new customers, retain existing customers and sell additional services to customers;

●	our reliance on Microsoft Corporation and others for software licenses and other intellectual property;

●	our reliance on our executive officers and consultants;

●	our ability to attract and retain qualified personnel;

●	our ability to obtain additional capital or financing when and if necessary, to execute our business plan, including through offerings of debt or equity or the sale of any of our assets;

●	the impact of any claim that we have infringed on intellectual property rights of others;

●	our ability to protect our intellectual property rights;

●	changes in laws, government regulations and policies and interpretations thereof; and

●	other events outside of our control.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$10,514,870	$5,597,014
Cash and cash equivalents (on deposit with a related party)	2,030,182	1,801,300
Cash and cash equivalents – restricted cash (on deposit with related party)	--	1,035,747
Accounts receivable, net of allowance of $96,514 and $100,000 as of September 30, 2026 and December 31, 2025, respectively	1,137,495	1,599,725
Due from related party	356,862	75,601
Prepaid expense and other current assets	1,949,941	1,363,574
Total current assets	15,989,350	11,472,961

Property and equipment, net	857,056	550,628
Intangible assets, net	6,631,666	7,718,836
Goodwill	4,555,208	4,555,208
Operating lease right of use assets, net	3,960,331	1,140,196
Other assets	402,071	602,688
Total assets	$32,395,682	$26,040,517

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,071,214	$1,604,898
Accrued expenses and other current liabilities	795,703	1,031,733
Operating lease liabilities, current portion	528,188	756,590
Deferred revenue	4,928,490	3,878,114
Due to related party	55,579	46,450
Total current liabilities	13,379,174	7,317,785

Operating lease liabilities, non-current portion	3,527,647	387,906
Deferred tax liability	70,340	148,898
Total liabilities	16,977,161	7,854,589
Commitments and contingencies (Note 12)
Stockholders’ equity:
Series A Preferred Stock, $0.001 par value, 9,000,000 shares authorized, 4,000,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	4,000	4,000
Common stock, $0.001 par value, 50,000,000 shares authorized, 9,878,950 shares issued and 9,035,729 and 9,085,729 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	9,879	9,879
Treasury stock, 843,221 and 793,221 shares repurchased as of September 30, 2026 and December 31, 2025, respectively	(1,583,876)	(1,500,385)
Additional paid-in capital	45,046,921	44,939,747
Accumulated deficit	(28,058,403)	(25,267,313)
Total stockholders’ equity	15,418,521	18,185,928
Total liabilities and stockholders’ equity	$32,395,682	$26,040,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Managed information technology, includes $1,690,947 and $1,910,957 of related party revenue for the three months ended September 30, 2026 and 2025, respectively, and $5,308,934 and $5,427,357, of related party revenue for the nine months ended September 30, 2026 and 2025, respectively	$3,859,198	$3,791,746	$11,582,012	$10,857,333
Procurement revenue, includes $30,820 and $28,598 of related party revenue for the three months ended September 30, 2026 and 2025, respectively, and $88,721 and $106,479 of related party revenue for the nine months ended September 30, 2026 and 2025, respectively	6,301,744	1,697,854	10,046,322	3,897,634
Professional services revenue, includes $38,381 and $38,706 of related party revenue for the three months ended September 30, 2026 and 2025, respectively, and $120,270 and $146,953 of related party revenue for the nine months ended September 30, 2026 and 2025, respectively	545,317	476,198	1,391,672	1,891,620
Subscription revenue	243,886	272,221	747,432	832,069
Total revenue	10,950,145	6,238,019	23,767,438	17,478,656
Costs and expenses
Costs of revenue	7,768,277	3,076,333	14,820,058	8,398,445
Sales, marketing and product development expense	757,107	844,463	2,302,804	2,449,224
General and administrative expense	2,502,631	2,621,260	7,565,347	8,040,958
Depreciation and amortization	490,389	624,544	1,443,571	1,982,236
Litigation expenses relating to the Cisco ManyCam Litigation	317,818	507,181	802,288	507,181
Total costs and expenses	11,836,222	7,673,781	26,934,068	21,378,044
Loss from operations	(886,077)	(1,435,762)	(3,166,630)	(3,899,388)
Interest income, net	61,869	102,856	181,095	273,176
Other income	--	--	22,000	63,750
Loss from operations before income tax benefit	(824,208)	(1,332,906)	(2,963,535)	(3,562,462)
Income tax benefit	44,830	249,836	172,445	2,237,894
Net loss	$(779,378)	$(1,083,070)	(2,791,090)	$(1,324,568)

Net loss per share of common stock:
Basic	$(0.06)	$(0.08)	$(0.21)	$(0.10)
Diluted	$(0.06)	$(0.08)	$(0.21)	$(0.10)

Weighted average number of shares of Series A Preferred Stock used in calculating net loss per share of Series A Preferred Stock, basic and diluted	4,000,000	4,000,000	4,000,000	3,985,348
Weighted average number of shares of Common Stock used in calculating net loss per share of Common Stock, basic and diluted	9,035,729	9,108,805	9,047,487	9,182,014
Basic and diluted net loss per share of Series A Preferred Stock, basic and diluted	$(0.06)	$(0.08)	$(0.21)	$(0.10)
Basic and diluted net loss per share of Common Stock, basic and diluted	$(0.06)	$(0.08)	$(0.21)	$(0.10)

Weighted average number of shares of common stock used in calculating net loss per share of common stock:
Basic	13,035,729	13,108,805	13,047,487	13,167,362
Diluted	13,035,729	13,108,805	13,047,487	13,167,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

	Series A Preferred Stock	Series A Preferred Stock Amount	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	-	$-	9,878,950	$9,879	(641,963)	$(1,199,337)	$36,399,897	$(23,310,777)	$11,899,662
Stock-based compensation expense	-	-	-	-	-	-	167,629	-	167,629
Issuance of Series A Preferred Stock	4,000,000	4,000	-	-	-	-	8,196,000	-	8,200,000
Net income	-	-	-	-	-	-	-	808,530	808,530
Balance at March 31, 2025	4,000,000	4,000	9,878,950	$9,879	(641,963)	$(1,199,337)	$44,763,526	$(22,502,247)	$21,075,821
Stock-based compensation expense	-	-	-	-	-	-	77,760	-	77,760
Repurchases of common stock	-	-	-	-	(104,600)	(212,798)	-	-	(212,798)
Net loss	-	-	-	-	-	-	-	(1,050,028)	(1,050,028)
Balance at June 30, 2025	4,000,000	4,000	9,878,950	$9,879	(746,563)	$(1,412,135)	$44,841,286	$(23,552,275)	$19,890,755
Stock-based compensation expense							43,916		43,916
Repurchases of common stock					(46,658)	(88,250)			(88,250)
Net loss								(1,083,070)	(1,083,070)
Balance at September 30, 2025	4,000,000	4,000	9,878,950	9,879	(793,221)	(1,500,385)	44,885,202	(24,635,345)	18,763,351
Balance at December 31, 2025	4,000,000	$4,000	9,878,950	$9,879	(793,221)	$(1,500,385)	$44,939,747	$(25,267,313)	$18,185,928
Stock-based compensation expense	-	-	-	-	-	-	23,556	-	23,556
Repurchases of common stock	-	-	-	-	(50,000)	(83,491)	-	-	(83,491)
Net loss	-	-	-	-	-	-	-	(660,214)	(660,214)
Balance at March 31, 2026	4,000,000	$4,000	9,878,950	$9,879	(843,221)	$(1,583,876)	$44,963,303	$(25,927,527)	$17,465,779
Stock-based compensation expense							41,572		41,572
Net loss								(1,351,498)	(1,351,498)
Balance at June 30, 2026	4,000,000	4,000	9,878,950	9,879	(843,221)	(1,583,876)	45,004,875	(27,279,025)	16,155,853
Stock-based compensation expense							42,046		42,046
Net loss	-	-	-	-	-	-	-	(779,378)	(779,378)
Balance at September 30, 2026	4,000,000	$4,000	9,878,950	9,879	(843,221)	$(1,583,876)	$45,046,921	$(28,058,403)	$15,418,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLIGENT PROTECTION MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,791,090)	$(1,324,568)

Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Amortization of intangible assets	1,087,170	1,602,053
Amortization of operating lease right-of-use assets	535,067	415,661
Depreciation on property and equipment	356,401	380,182
Deferred taxes	(78,558)	99,881
Income tax liability	--	(2,321,316)
Stock-based compensation	107,174	289,305
Change in allowance for credit losses	(3,486)	3,436

Changes in operating assets and liabilities, net of acquired assets and disposition:
Accounts receivable	184,455	2,136,524
Operating lease liability	(443,863)	(416,523)
Prepaid expense and other current assets	(385,750)	(1,164,283)
Employee retention tax credit receivable, net	--	114,212
Accounts payable, accrued expenses and other current liabilities	5,239,415	1,682,770
Deferred revenue	1,050,376	(508,192)
Net cash provided by operating activities	4,857,311	989,142

Cash flows from investing activities:
Purchase of fixed assets	(662,829)	(280,149)
Cash paid for acquisition of NTS	--	(4,000,000)
Net cash used in investing activities	(662,829)	(4,280,149)

Cash flows from financing activities:
Purchase of treasury stock	(83,491)	(301,048)
Proceeds from sale of Transferred Assets	--	1,350,000
Net cash (used in) provided by financing activities	(83,491)	1,048,952

Net increase (decrease) in cash and cash equivalents	4,110,991	(2,242,055)
Balance of cash, cash equivalents and restricted cash at beginning of period	8,434,061	10,588,534
Balance of cash, cash equivalents and restricted cash at end of period	12,545,052	8,346,479
Cash and cash equivalents	$10,514,870	$6,148,796
Cash and cash equivalents (on deposit with related party)	$2,030,182	$1,182,969
Cash and cash equivalents - restricted cash (on deposit with related party)	$--	$1,014,714
Balance of cash and cash equivalents at end of period	$12,545,052	$8,346,479
Supplemental non-cash disclosure:
Operating lease extension, right of use asset	$3,355,202	$--
Non-cash portion of consideration for acquisition of NTS (Series A Preferred Stock issuance)	$--	$8,200,000

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

In the opinion of management, the accompanying unaudited condensed consolidated financial information contains all normal and recurring adjustments necessary to fairly present the condensed consolidated balance sheets and statements of operations, cash flows and changes in stockholders’ equity of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the three and nine months ended September 30, 2026 are not necessarily indicative of results for the year ending December 31, 2026, or for any other period.

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2026, there were no significant changes made to the Company’s significant accounting policies.

For a detailed discussion about the Company’s significant accounting policies, see the Form 10-K.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The Company maintained a certificate of deposit to satisfy the depository requirement in the Loan Agreements (as defined and discussed in Note 13). Although the Facility matured on April 10, 2026 in accordance with the terms of the Loan Agreements, the Company continues to maintain the certificate of deposit. The Company maintains cash in bank accounts which, at times, may exceed federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these banks. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include impairments and fair value estimates for assets acquired in business combinations and assessment of useful lives of acquired intangible assets. The fair values and estimates related to the NTS Acquisition (as defined and discussed in Note 3) were based on a number of factors, including a valuation by an independent third party.  The Company also uses a Black-Scholes model for estimates in calculating share-based compensation.

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

Business Combinations

The Company accounts for business combinations in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Business combinations are accounted for using the acquisition method, whereby the consideration transferred is allocated to the net assets acquired based on their respective fair values measured on the acquisition date. The difference between the fair value of these assets and the purchase price is recorded as goodwill. Transaction costs other than those associated with the issue of debt or equity securities, and other direct costs of a business combination are not considered part of the business acquisition transaction and are expensed as incurred.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in “prepaid expenses and other current assets” in the Company’s condensed consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The Company’s contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The difference between the opening and closing balances of the contract assets and deferred revenue primarily results from the timing difference between performance obligations and the customer’s payment. The Company receives payments from customers based on the terms established in their contracts, which may vary generally by contract type.

The Company sells hardware and software products on both a stand-alone basis without any services and as a solution bundled with services. When the Company provides a combination of hardware and software products with the provision of services, the Company separately identifies its performance obligations under the contract and the hardware and/or software products or services that will be provided. The total transaction price for an arrangement with multiple performance obligations is allocated at contract inception to each performance obligation in proportion to the stand-alone selling price of the hardware or software. The selling price is the price at which the Company would sell a promised good or service separately to a customer. The Company estimates the price based on observable inputs, including direct labor hours and allocable costs, or uses observable stand-alone prices when they are available. The Company’s professional services include the design and implementation of a wide range of IT products and services. Such services are typically provided by us or third-party subcontractor vendors on a stand-alone basis.

Subscription Revenue

The Company also generates subscription revenue from monthly premium subscription services from sales of its ManyCam software. Subscription revenues are presented net of refunds, credits, and known and estimated credit card chargebacks. During the nine months ended September 30, 2026 and 2025, subscriptions were offered in durations of twelve-month and twenty-four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets.

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

The fair values of acquired intangible assets are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business, including EBITDA, revenue, revenue growth rates, royalty rates and technology obsolescence rates. These assumptions are forward-looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions.

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

In connection with the NTS Acquisition, the Company initially recognized a non-current liability of $704,000 for the Earn-Out (as defined below). The Earn-Out Liability (as defined below) is classified as a Level 3 measurement for which fair value is derived from inputs that are unobservable and significant to the overall fair value measurement. The fair value of the Earn-Out Liability is estimated using a Monte Carlo simulation model that utilizes key assumptions including forecasted revenues and volatilities of the underlying financial metrics during the Earn-Out period. The Company assessed the fair value of the Earn-Out Liability at December 31, 2025 and re-measured the fair value by adjusting this amount (as permitted during the measurement period) to zero. Any subsequent changes in the estimated fair value of the liability are reflected in selling, general and administrative expenses until the liability is settled.

Concentration of Credit

As of September 30, 2026, three of the Company’s customers represented receivable balances more than 10% of the total accounts receivable balance. These three customers represented 25%, 24% and 11%, respectively, of the total accounts receivable balance as of September 30, 2026. As of December 31, 2025, two customers represented 24% and 15%, respectively, of the total accounts receivable. For the three months ended September 30, 2026 and 2025, Newtek (defined in Note 3 below), a related party, and its affiliates represented 16% and 32% of total revenue, respectively. For the nine months ended September 30, 2026 and 2025, Newtek and its affiliates represented 23% and 33% of total revenue, respectively.

3. The NTS Acquisition

On January 2, 2025 (the “NTS Acquisition Closing Date”), the Company completed the acquisition of Newtek Technology Solutions, Inc., a New York corporation (“NTS”), pursuant to that certain Agreement and Plan of Merger (the “NTS Acquisition Agreement”), dated August 11, 2024, by and among the Company, PALT Merger Sub 1, Inc., a New York corporation and a direct and wholly owned subsidiary of the Company (“First Merger Sub”), PALT Merger Sub 2, LLC, a Delaware limited liability company and a direct and wholly owned subsidiary of the Company (“Second Merger Sub”), NTS and NewtekOne, Inc., a Maryland corporation and the sole stockholder of NTS (“Newtek”). Pursuant to the terms of the NTS Acquisition Agreement, on the NTS Acquisition Closing Date: (i) NTS merged with and into First Merger Sub, with NTS continuing as the surviving entity (the “Interim Surviving Entity” and such merger, the “First Step Merger”), and (ii) immediately following the consummation of the First Step Merger, the Interim Surviving Entity merged with and into Second Merger Sub (the “Second Step Merger” and, together with the First Step Merger, the “NTS Acquisition”), with the Second Merger Sub surviving as a wholly owned subsidiary of the Company. Following the closing of the NTS Acquisition (the “NTS Acquisition Closing”), the Company changed its name from “Paltalk, Inc.” to “Intelligent Protection Management Corp.”

The aggregate consideration delivered by the Company to Newtek at the NTS Acquisition Closing consisted of (i) $4,000,000 in cash and (ii) 4,000,000 shares of the Company’s Series A Non-Voting Common Equivalent Stock (the “Series A Preferred Stock”). Each share of Series A Preferred Stock will automatically convert into one share of the Company’s common stock, par value $0.001 per share (subject to certain customary anti-dilution adjustments), upon the occurrence of certain qualifying transfers by Newtek to third parties. In connection with the NTS Acquisition, the Company incurred professional fees of $0.3 million for the three months ended March 31, 2025, which amounts are included in “general and administrative expenses” in the condensed consolidated statement of operations.

The aggregate purchase price delivered by the Company to Newtek was $12,904,000, which consisted of (i) $4,000,000 in cash and (ii) 4,000,000 shares of Series A Preferred Stock, which had a fair value of $8,200,000 on the NTS Acquisition Closing Date. Newtek is also entitled to earnout payments under certain circumstances of up to $5,000,000 (the “Earn-Out” or “Earn-Out Liability”) based on the Company’s achievement of certain cumulative average adjusted EBITDA thresholds for the 2025 and 2026 fiscal years, which had a fair value of $704,000 on the NTS Acquisition Closing Date. The Company financed the cash portion of the purchase price using existing cash on hand.

The Earn-Out may be paid, in the Company’s sole discretion, in cash, in shares of Series A Preferred Stock (the “NTS Acquisition Earn-Out Stock Consideration”) or in a combination thereof. Pursuant to the NTS Acquisition Agreement, to the extent that all or a portion of the NTS Acquisition Earn-Out Amount is paid in shares of Series A Preferred Stock, the number of shares of Series A Preferred Stock to be issued to Newtek will be calculated based on the average of the daily volume weighted average prices of the Company’s common stock during each trading day during a 60 calendar-day period ending on December 31, 2026; provided, that in no event shall such price be less than $1.00.

Pursuant to the NTS Acquisition Agreement, if the issuance of the NTS Acquisition Earn-Out Stock Consideration would cause Newtek’s “total equity” (as calculated under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and as implemented and interpreted by the Board of Governors of the Federal Reserve System) in the Company to exceed one-third of the Company’s total equity (the “Total Equity Cap”), then the number of shares of Series A Preferred Stock issuable as NTS Acquisition Earn-Out Stock Consideration will be adjusted so that the Company will issue to Newtek the maximum number of shares of Series A Preferred Stock that would not cause Newtek’s total equity to exceed the Total Equity Cap, with a corresponding increase to the NTS Acquisition Earn-Out Amount paid in cash.

The NTS Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the assets acquired and liabilities assumed were recorded at their fair values as of the NTS Acquisition Closing Date. The fair values of intangible assets were based on valuations using various income approaches and methods, such as the multi-period excess earnings method, relief from royalty method, etc., which require the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The results of NTS have been included in the Company’s single-segment business.

The fair value of all the acquired identifiable assets and liabilities summarized below were based on preliminary valuations and were updated as the Company obtained additional information during the acquisition measurement period, which ended on January 2, 2026. The purchase price allocation as of the NTS Acquisition Closing Date and then re-forecasted as of December 31, 2025 was as follows:

	At Closing Date	Change		At December 31, 2025
Assets acquired:
Accounts receivable	$3,535,343	$257,293	(1)	$3,792,636
Prepaid expenses and other current assets	129,233	--		129,233
Property and equipment, net	738,046	--		738,046
Operating lease right-of-use asset	212,452	--		212,452
Intangible assets	7,910,000	--		7,910,000
Other assets	998,228	--		998,228
Total assets acquired	13,523,302	257,293	(1)	13,780,595
Liabilities assumed:
Accounts payable	46,692	--		46,692
Accrued expenses and other current liabilities	370,059	--		370,059
Operating lease liabilities	212,452	--		212,452
Deferred revenue	3,450,000	--		3,450,000
Deferred tax liability	2,056,600	--		2,056,600
Total liabilities assumed	6,135,803	--		6,135,803
Total identifiable net assets acquired	7,387,499	257,293	(1)	7,644,792
Total purchase price: (includes $4,000,000 of cash, 4,000,000 shares of Series A Preferred Stock, which had a fair value of $8,200,000 and $704,000 of contingent consideration at the closing and $4,000,000 of cash, 4,000,000 shares of Series A Preferred Stock, which had a fair value of $8,200,000 and $0 of contingent consideration at December 31, 2025, respectively)	12,904,000	(704,000	)(2)	12,200,000
Goodwill	$5,516,501	$(961,293)		$4,555,208

(1)	Reflects an adjustment of $257,293 related to valuation of accounts receivable on the NTS Acquisition Closing Date.

(2)	Reflects an adjustment of $704,000 related to the re-measurement of the fair value of the related contingent consideration (earnout) liability.

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

After the NTS Acquisition Closing, and in the normal course of business, certain amounts were due to the Company by Newtek and its affiliates. For the three months ended September 30, 2026 and 2025, sales to Newtek and its affiliates totaled $1.8 million and $2.0 million, respectively. For the nine months ended September 30, 2026 and 2025, sales to Newtek and its affiliates totaled $5.5 million and $5.7 million, respectively.

In connection with the NTS Acquisition, the Company entered into a referral arrangement with Newtek pursuant to which Newtek agreed to refer potential clients to the Company for a fee. The referral arrangement with Newtek is terminable by either the Company or Newtek at any time. For the three and nine months ended September 30, 2026, the Company incurred $111,670 and $337,387, respectively, of expense in connection with the referral arrangement. For the three and nine months ended September 30, 2025, the Company incurred $91,368 and $247,072, respectively, of expense in connection with the referral arrangement. These amounts are included in the “sales, marketing and product development expenses” in the condensed consolidated statement of operations.

4. Property and Equipment, net

Property and equipment consisted of the following for the periods presented:

	As of September 30, 2026 (unaudited)	As of December 31, 2025
Computer equipment	$681,950	$169,121
Software	740,613	590,613
Datacenter software	330,528	330,528
Servers	66,838	66,838
Total property and equipment	1,819,929	1,157,100
Less: Accumulated depreciation	(962,873)	(606,472)
Total property and equipment, net	$857,056	$550,628

Depreciation expense for the three and nine months ended September 30, 2026 was $127,999 and $356,401, respectively. Depreciation expense for the three and nine months ended September 30, 2025 was $152,667 and $380,182, respectively.

The Company only holds property and equipment in the United States.

5. Intangible Assets, Net

Intangible assets, net consisted of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026 (unaudited)			December 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$50,000	$(43,125)	$6,875	$50,000	$(41,250)	$8,750
Trade names, trademarks product names, URLs	2,664,425	(837,125)	1,827,300	2,664,425	(551,651)	2,112,774
Internally developed software	2,190,006	(1,348,765)	841,241	2,190,006	(1,114,122)	1,075,884
Subscriber/customer relationships	6,549,101	(2,592,851)	3,956,250	6,549,101	(2,027,673)	4,521,428
Order Backlog	438,000	(438,000)	--	438,000	(438,000)	--
Total intangible assets	$11,891,532	$(5,259,866)	$6,631,666	$11,891,532	$(4,172,696)	$7,718,836

Amortization expense for the three and nine months ended September 30, 2026 was $362,390 and $1,087,170, respectively, as compared to $471,877 and $1,602,053 for the three and nine months ended September 30, 2025, respectively. The aggregate amortization expense for each of the next five years and thereafter is estimated to be $362,390 in 2026, $1,449,562 in 2027 and 2028, $1,235,295 in 2029, $1,067,429 in 2030 and $1,067,428 thereafter.

6. The Divestiture

On the NTS Acquisition Closing Date and prior to the NTS Acquisition Closing, the Company completed the sale to Meteor Mobile Holdings, Inc., a Delaware corporation (“Meteor Mobile”), of its telecommunications services provider, “Vumber”, as well as its “Paltalk” and “Camfrog” applications and certain assets and liabilities related to such services provider and applications (the “Transferred Assets,” and such sale, the “Divestiture”) pursuant to that certain Asset Purchase Agreement, dated November 7, 2024 (the “Divestiture Agreement”), by and among the Company, its wholly owned subsidiaries Paltalk Holdings, Inc., Paltalk Software, Inc., Camshare, Inc., A.V.M. Software, Inc. and Vumber, LLC (collectively, the “Sellers”), and Meteor Mobile. As a result of the Divestiture, the Company is no longer engaged in the business of providing video-based, live streaming, virtual camera and telecommunications software to consumers, as and to the extent such businesses were previously conducted by the Company pursuant to the “Vumber,” “Paltalk” and “Camfrog” applications (the “Business”). In addition, prior to the NTS Acquisition Closing, the Company ceased all operations of its “Tinychat” service and application. The consideration delivered by Meteor Mobile to the Company at the closing of the Divestiture consisted of (i) $1,350,000 in cash and (ii) the assumption of all of the liabilities of the Sellers arising out of, or relating to, the Business or the Transferred Assets, other than certain excluded liabilities (the “Divestiture Closing Consideration”).

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

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	September 30, 2026	December 31, 2025
	(unaudited)
Compensation, benefits and payroll taxes	$253,195	$325,113
Other accrued expenses	477,948	652,149
Sales tax	57,301	49,449
Amounts due to Meteor Mobile	7,259	5,022
Total accrued expenses and other current liabilities	$795,703	$1,031,733

8. Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three and nine months ended September 30, 2026, the Company recorded an income tax benefit of $44,830 and $172,445, respectively. The effective tax rate for the nine months ended September 30, 2026 was 5.8% which differs from the statutory rate of 21% primarily due to limited tax benefit being provided on current pre-tax losses due to the Company’s valuation allowance position, differences in foreign tax rates from the U.S. statutory rate of 21%, and state and local taxes. The Company continues to conclude that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis and maintains a full valuation allowance against such deferred tax assets.

For the three and nine months ended September 30, 2025, the Company recorded an income tax benefit of $249,836 and $2,237,894, respectively, which included a discrete tax benefit of $1,665,189 recorded during the three month period ended March 31, 2025, primarily related to a partial reversal of its valuation allowance, as the NTS Acquisition created a source of future taxable income allowing for the recognition of certain deferred tax assets. The effective tax rate for the nine months ended September 30, 2025 was 60.3%, which differs from the statutory rate of 21% primarily due to a reduction in the Company’s valuation allowance. The Company continues to conclude that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis and maintains a full valuation allowance against such deferred tax assets.

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

The Intelligent Protection Management Corp. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Plan”) was terminated as to future awards on May 16, 2016. As of September 30, 2026, there were no shares of the Company’s common stock issuable pursuant to outstanding options awarded under the 2011 Plan. The Intelligent Protection Management Corp. 2016 Long-Term Incentive Plan (the “2016 Plan”) was terminated as to future awards on May 8, 2025. As of September 30, 2026, a total of 682,550 shares of the Company’s common stock may be issued pursuant to outstanding options awarded under the 2016 Plan.

As of September 30, 2026, a total of 880,655 shares of the Company’s common stock were available for issuance under the 2025 LTIP.

Stock Options

The following table summarizes the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the nine months ended September 30, 2026:

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

The following table summarizes stock option activity during the nine months ended September 30, 2026:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Stock Options:
Outstanding at January 1, 2026	687,895	$2.41
Granted during the period	316,000	1.62
Cancelled/Forfeited, during the period	(2,000)	1.62
Expired, during the period	(5,345)	5.00
Outstanding at September 30, 2026	996,550	$2.15
Exercisable at September 30, 2026	637,550	$2.40

At September 30, 2026, there was $459,986 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.1 years.

On September 30, 2026, the aggregate intrinsic value of stock options that were outstanding and exercisable was $71,950 and $23,670, respectively. On September 30, 2025, the aggregate intrinsic value of stock options that were outstanding and exercisable was $45,520 and $43,889, respectively. The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

During the nine months ended September 30, 2026, the Company granted stock options to members of the Board of Directors (the “Board”) to purchase an aggregate of 40,000 shares of common stock at a weighted average exercise price of $1.62 per share. The stock options vest in four equal quarterly installments on the last day of each calendar quarter in 2026 and have a term of ten years. During the nine months ended September 30, 2026, the Company also granted options to employees to purchase an aggregate of 276,000 shares of common stock. These options vest in equal tranches over a four-year period. The stock options granted during the nine months ended September 30, 2026 have a term of ten years, an exercise price of $1.62 per share and a weighted average fair value of $1.41 per share, or $445,439 in the aggregate. During the nine months ended September 30, 2025, the Company granted 275,000 stock options to members of the Board and to management. These options in the aggregate had an exercise price of $1.98 per share, a weighted average fair value of $1.79 per share and an aggregate fair value of $545,550. Stock-based compensation expense for the Company’s stock options for the three months ended September 30, 2026 and 2025, totaled $42,046 and $43,916, respectively. Stock-based compensation expense for the Company’s stock options for the nine months ended September 30, 2026 and 2025, totaled $107,174 and $289,305, respectively, and is included in “general and administrative expenses” in the condensed consolidated statements of operations.

Series A Preferred Stock

On December 30, 2024, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designations designating the Series A Preferred Stock (the “Certificate of Designations”), and establishing the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, or terms or conditions of redemption of the shares of Series A Preferred Stock. The total number of authorized shares of Series A Preferred Stock is 9,000,000 shares. On January 2, 2025, as partial consideration for the NTS Acquisition, the Company issued 4,000,000 shares of Series A Preferred Stock.

Stock Repurchase Plan

On May 8, 2025, the Board approved a stock repurchase plan for up to $400,000 of the Company’s outstanding common stock (the “Stock Repurchase Plan”), which expired on the one-year anniversary of such date. For the nine months ended September 30, 2026, 50,000 shares of common stock were repurchased by the Company pursuant to the Stock Repurchase Plan at an average price of $1.67 per share, or an aggregate of $83,491. All of such repurchases occurred during the three months ended March 31, 2026.

Treasury Shares

As of September 30, 2026 and December 31, 2025, the Company had 843,221 and 793,221 shares of its common stock, respectively, classified as treasury shares on the Company’s consolidated balance sheets.

10. Net Income (Loss) Per Share

Basic earnings and net (loss) income per share are computed by dividing the net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period as defined by ASC Topic 260, Earnings Per Share. The Company applies the multiple-class method in calculating earnings per share. Earnings and losses are shared pro-rata between the multiple classes of shares. The Company has two classes of stock, Series A Preferred Stock and common stock, that the calculations for weighted-average number of shares and earnings per share by class are based on. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). To the extent stock options are antidilutive, they are excluded from the calculation of diluted loss per share. For the three and nine months ended September 30, 2026 and 2025, 996,550 and 845,136 of shares issuable upon the exercise of outstanding stock options, respectively, were not included in the computation of diluted net loss per share because their inclusion would be antidilutive.

The following table summarizes the net loss per share calculation for the periods presented:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2026	2025	2026	2025
Net loss– basic and diluted	$(779,378)	$(1,083,070)	$(2,791,090)	$(1,324,568)
Weighted average shares outstanding – basic and diluted	13,035,729	13,108,805	13,047,487	13,167,362
Per share data:
Basic from operations	$(0.06)	$(0.08)	$(0.21)	$(0.10)
Diluted from operations	$(0.06)	$(0.08)	$(0.21)	$(0.10)

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Series A Preferred Stock	Common Stock	Series A Preferred Stock	Common Stock
Allocation of net loss	$(239,151)	$(540,227)	$(855,671)	$(1,935,419)
Weighted average shares outstanding – basic and diluted	4,000,000	9,035,729	4,000,000	9,047,487
Net loss per share – basic and diluted	$(0.06)	$(0.06)	$(0.21)	$(0.21)

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Series A Preferred Stock	Common Stock	Series A Preferred Stock	Common Stock
Allocation of net loss	$(330,486)	$(752,584)	$(400,905)	$(923,663)
Weighted average shares outstanding – basic and diluted	4,000,000	9,108,805	3,985,348	9,182,014
Net loss per share – basic and diluted	$(0.08)	$(0.08)	$(0.10)	$(0.10)

11. Leases

The Company leases office space at 30 Jericho Executive Plaza in Jericho, New York from Jericho Executive Center LLC (“JEC”) under a lease that, as extended, expires on November 30, 2026. The Company’s monthly office rent payments under the lease are currently approximately $7,055 per month. The Company intends to renew the lease for an additional year on substantially similar terms. As of September 30, 2026, the Company had no long-term leases that were classified as financing leases and did not have additional operating or financing leases that had not yet commenced.

In connection with the NTS Acquisition, the Company assumed an operating lease with IO New Jersey One, LLC (“Iron Mountain”) for a data center that includes office space and equipment located in Edison, New Jersey. The lease with Iron Mountain automatically renewed on April 30, 2026 for a one-year term (see Note 14 below for additional information regarding this lease). The Company’s monthly rent payments under the lease are currently $12,391 per month.

In connection with the NTS Acquisition, the Company also assumed an operating lease with Aligned Data Centers (Phoenix) PropCo, LLC (“ADC”) for a data center that includes office and storage space located in Phoenix, Arizona. During the first quarter of 2026, the Company amended its agreement with ADC to extend the lease through August 31, 2032. Since the lease extension agreement resulted in a lease term greater than twelve months, the Company recorded an operating lease right-of-use asset and liability on February 2, 2026 of $3,221,523, reflecting the extended term. The lease extension agreement modified the automatic renewal term from one year to two years, which has not been included in the Company’s operating lease right-of-use asset and liability, as the Company was not reasonably certain to exercise such options as of September 30, 2026. The Company’s monthly rent payments under the lease are currently $54,951 per month.

As of September 30, 2026, the Company had no long-term leases that were classified as financing leases and did not have additional operating or financing leases that had not yet commenced.

As of September 30, 2026, the Company had operating lease liabilities of approximately $4,055,835 (of which $528,188 is classified as short-term liabilities and $3,527,647 is classified as long-term liabilities) and operating lease right-of-use assets of approximately $3,960,331 all of which are included in the accompanying condensed consolidated balance sheets.

Total rent expense for the three and nine months ended September 30, 2026 was $259,416 and $771,320, respectively, of which $11,775 and $35,325 was sublease income. Total rent expense for the three and nine months ended September 30, 2025 was $226,833 and $680,499, respectively, of which $11,775 and $21,625 was sublease income. Rent expense is recorded under “general and administrative expense and cost of revenue” in the condensed consolidated statements of operations.

The following table summarizes the Company’s operating leases for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities:	$259,416	$226,833	$771,320	$682,512
Weighted average assumptions:
Remaining lease term	5.77	1.7	5.77	1.7
Discount rate	6.69%	4.60%	6.69%	4.60%

As of September 30, 2026, future minimum payments under non-cancellable operating leases were as follows:

Amount
For the year ended December 31:
2026	$219,432
2027	764,028
2028	806,192
2029	830,378
2030	855,289
Thereafter	1,479,876
Less: present value adjustment	(899,360)
Present value of minimum lease payments	$4,055,835
Current liability	$528,188
Long term liability	$3,527,647

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

On August 29, 2024, the jury awarded the Company $65.7 million (the “Award”) in a jury verdict in connection with the Lawsuit. On October 8, 2024, an order granting a motion for final judgment (the “Final Judgment”) was entered in the Trial Court in connection with the Lawsuit in favor of the Company in the amount of the Award and started the time for filing any post-trial motions or appeal.

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

Cisco also appealed the Trial Court judgment of validity and infringement (the “Appeal”) to the U.S. Court of Appeals for the Federal Circuit (the “Appeals Court”). Each party is expected to complete and submit its briefs with respect to the Appeal during the fourth quarter of 2026. Upon submission of such briefs, the Appeals Court will then decide whether the parties will appear to argue the Appeal or to render a decision on the Appeal based on the briefs submitted by each party.

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

The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonably possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows. The Company incurred approximately $1.5 million in aggregate expense in defense of these claims ($0.7 million for the year ended December 31, 2025 and $0.8 million for the nine months ended September 30, 2026).

Legal Proceedings

The Company may be included in legal proceedings, claims and assessments arising in the ordinary course of business. The Company evaluates the need for a reserve for specific legal matters based on the probability of an unfavorable outcome and the reasonability of an estimable loss. No reserve was deemed necessary as of September 30, 2026.

13. Related Party Transactions

Relationship

As of September 30, 2026 and December 31, 2025, Newtek beneficially owned approximately 30.6% of the Company’s issued and outstanding common stock or common-equivalent equity (on an as-converted and fully-diluted basis). Newtek is also a significant customer of the Company, and its Chairman is a member of the Board.

Deposit Accounts at Newtek Bank

The Company has a commercial banking relationship with Newtek Bank.  At September 30, 2026 the Company had $963,400 on deposit in commercial accounts with Newtek Bank, as well as a certificate of deposit in the amount of $1,066,782. At December 31, 2025, the certificate of deposit was classified as restricted cash as it was used to secure the credit agreement described below. The credit agreement matured on April 10, 2026, and therefore, at September 30, 2026, these amounts were no longer classified as restricted cash.

Revenue and Accounts Receivable

Revenue from Newtek and its subsidiaries and affiliates are presented below:

	Three Months ended September 30, (unaudited)		Nine Months ended September 30, (unaudited)
	2026	2025	2026	2025
Revenue from Newtek and subsidiaries and affiliates	$1,760,148	$1,978,262	$5,517,925	$5,680,789
% of total revenue	16%	32%	23%	33%

Accounts receivable from Newtek and its subsidiaries and affiliates are presented below:

	September 30, 2026	December 31, 2025
	(unaudited)
Accounts receivable from Newtek and subsidiaries and affiliates	$356,862	$75,601

These amounts are unsecured, non-interest bearing and due under normal trade terms. Management did not record an allowance for credit losses related to these balances as of any of the periods presented.

Accounts Payable, Accrued Expenses and other General and Administrative Expenses

The Company has a referral arrangement with Newtek whereby it pays commissions for referrals of customers services. Included in accounts payable and accrued expenses at September 30, 2026 and December 31, 2025 was $55,579 and $46,450, respectively, in connection with these payments. For the three months ended September 30, 2026 and 2025, the Company paid Newtek $111,670 and $91,368, respectively, in connection with these agreements. For the nine months ended September 30, 2026 and 2025, the Company paid Newtek $337,387 and $247,072, respectively, in connection with these agreements. These amounts are unsecured, non-interest bearing, and due under normal trade terms.

In addition, the Company subleased space to an affiliate of Newtek for the three and nine months ended September 30, 2026 and received $11,775 and $35,325, respectively, which was offset against rent expense.

Concentration

Because Newtek is both a significant stockholder and a significant customer, the Company has a concentration of revenue with this related party. The loss of this customer could have a material adverse effect on the Company’s operations.

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

14. Subsequent Events

AdTech Purchase Agreement

On October 22, 2026, the Company entered into a unit purchase agreement (the “AdTech Purchase Agreement”) with Advanced Technology Distributors Inc. (“AdTech”), AdTech IT LLC, a wholly owned subsidiary of AdTech (“JVCo”), and the stockholders of AdTech signatory thereto, pursuant to which the Company agreed to acquire all of the issued and outstanding membership interests of JVCo through a two-step closing process (the “AdTech Acquisition”).

At the first closing under the AdTech Purchase Agreement (the “First Closing”), AdTech will contribute to JVCo all of its assets related to its information technology, telecommunications, connectivity, managed services and related infrastructure solutions business, and the Company will acquire 49% of the issued and outstanding membership interests of JVCo for $750,000 in cash, subject to customary purchase price adjustments. At the final closing under the AdTech Purchase Agreement (the “Final Closing”), the Company will acquire the remaining 51% of the issued and outstanding membership interests of JVCo for (i) $1,250,000 in cash, subject to customary purchase price adjustments, up to $500,000 of which may be paid in shares of the Company’s common stock at the Company’s election and (ii) a $600,000 secured promissory note. In addition to the foregoing consideration, pursuant to the AdTech Purchase Agreement, AdTech is entitled to a cash earnout payment of up to $100,000 based on JVCo’s 2027 revenue attributable to existing AdTech customers (subject to adjustment if the Final Closing has not occurred on or before March 31, 2027, as provided in the AdTech Purchase Agreement). Following the Final Closing, JVCo will become a wholly owned subsidiary of the Company.

Between the First Closing and the Final Closing, AdTech will retain the power and authority to direct and control the operations of JVCo in accordance with the amended and restated limited liability company agreement of JVCo (the “JVCo LLC Agreement”) to be entered into at the First Closing, and the Company’s rights with respect to JVCo will be limited to those set forth therein.

The First Closing and the Final Closing are subject to various conditions, including, among others, approval by the California Public Utilities Commission (the “CPUC”) of a Tier 2 Advice Letter relating to the transfer of AdTech’s competitive local exchange carrier license to JVCo and approval by the CPUC of a change-of-control filing relating to such license, respectively. The AdTech Purchase Agreement may be terminated by either party, among other things, if the First Closing has not occurred by March 31, 2027 or if the Final Closing has not occurred within 12 months after the First Closing (as the parties may extend by mutual written agreement). If the AdTech Purchase Agreement is terminated after the First Closing, the parties will follow the repurchase, unwind, exit or similar process set forth in the JVCo LLC Agreement.

In connection with the AdTech Acquisition, the Company incurred acquisition-related costs, consisting primarily of legal, accounting and other due diligence expenses, of $195,025 and $277,844 for the three and nine months ended September 30, 2026, respectively. These costs were expensed as incurred and are included in “general and administrative expenses” in the condensed consolidated statements of operations.

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued (November 10, 2026) and determined that, except as set forth above, no events or transactions are required to be disclosed herein.

Leases

On October 21, 2026, the Company provided written notice to Iron Mountain of its intent not to renew the lease. Therefore, the lease is set to expire on April 30, 2027.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2026 and 2025, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2026 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. Aside from certain information as of December 31, 2025, all amounts herein are unaudited.

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

We operate a secure private cloud from private suites in completely isolated areas that are leased within two Tier 3 data center facilities located in Phoenix, Arizona, and Edison, New Jersey (the “Data Centers”), pursuant to certain license agreements. As of September 30, 2026, the terms of the license agreements for the Data Centers located in Arizona and New Jersey extend through 2032 and 2027, respectively. On October 21, 2026, we provided written notice to the facility located in Edison New Jersey, of our intent not to renew the lease. Therefore, the lease is set to expire on April 30, 2027. In light of the capacity of the private suites available for use at the Data Center in Arizona, we determined to consolidate our secure private cloud operations into one single Data Center.

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

Our professional services include the design and implementation of a wide range of IT products and services, such as cybersecurity, software planning, IT infrastructure, data center design and configuration, hybrid or cloud computing solutions, website development, developing or integrating systems and software, and IT cost management. In addition, we launched an AI Data Readiness solution in the third quarter of 2026 that we believe will improve the reliability, security, and outcome of adopting AI technologies by assessing, structuring, and securing business data in a safe and effective manner.

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

Recent Developments

AdTech Purchase Agreement

On October 22, 2026, we entered into a unit purchase agreement (the “AdTech Purchase Agreement”) with Advanced Technology Distributors Inc. (“AdTech”), AdTech IT LLC, a wholly owned subsidiary of AdTech (“JVCo”), and the stockholders of AdTech signatory thereto, pursuant to which we agreed to acquire all of the issued and outstanding membership interests of JVCo through a two-step closing process (the “AdTech Acquisition”). AdTech provides information technology, telecommunications, connectivity, managed services and related infrastructure solutions to small and medium-sized businesses throughout central and northern California.

At the first closing under the AdTech Purchase Agreement (the “First Closing”), AdTech will contribute to JVCo all of its assets related to its business of providing information technology, telecommunications, connectivity, managed services and related infrastructure solutions, and we will acquire 49% of the issued and outstanding membership interests of JVCo for $750,000 in cash, subject to customary purchase price adjustments. At the final closing under the AdTech Purchase Agreement (the “Final Closing”), we will acquire the remaining 51% of the issued and outstanding membership interests of JVCo for (i) $1,250,000 in cash, subject to customary purchase price adjustments, up to $500,000 of which may be paid in shares of our common stock at our election and (ii) a $600,000 secured promissory note.

In addition to the consideration above and pursuant to the AdTech Purchase Agreement, AdTech is entitled to a cash earnout payment of up to $100,000 based on JVCo’s 2027 revenue attributable to existing AdTech customers (subject to adjustment if the Final Closing has not occurred on or before March 31, 2027, as provided in the AdTech Purchase Agreement). Following the Final Closing, JVCo will become our wholly owned subsidiary.

Between the First Closing and the Final Closing, AdTech will retain the power and authority to direct and control the operations of JVCo in accordance with the amended and restated limited liability company agreement of JVCo (the “JVCo LLC Agreement”) to be entered into at the First Closing, and our rights with respect to JVCo will be limited to those set forth therein.

The First Closing and the Final Closing are subject to various conditions, including, among others, approval by the California Public Utilities Commission (the “CPUC”) of a Tier 2 Advice Letter relating to the transfer of AdTech’s competitive local exchange carrier license to JVCo and approval by the CPUC of a change-of-control filing relating to such license, respectively. The AdTech Purchase Agreement may be terminated by us or AdTech if, among other things, the First Closing has not occurred by March 31, 2027 or the Final Closing has not occurred within 12 months after the First Closing (as the parties may extend by mutual written agreement). If the AdTech Purchase Agreement is terminated after the First Closing, the parties will follow the repurchase, unwind, exit or similar process set forth in the JVCo LLC Agreement.

Third Quarter and YTD 2026 Operational Highlights

Operational highlights during the three and nine months ended September 30, 2026:

●	launched an AI Data Readiness solution during the third quarter of 2026, which we believe will improve the reliability, security and outcome of adopting AI technologies by assessing, structuring and securing business data in a safe and effective manner;

●	expanded our sales organization by adding a dedicated territory focused on the Phoenix metropolitan area and broader West Coast market, which includes an established customer base and industry expertise, and which management believes positions the Company to pursue additional revenue opportunities and support future growth;

●	executed an extension of our existing Phoenix data center colocation license agreement with an industry-leading data center provider through August 2032;

●	entered into a strategic collaboration with MASORI Therapeutics (“MASORI”), an advanced AI platform designed to accelerate results by reducing cost, complexity, and time for small and medium AI models, allowing organizations to save significantly by decreasing necessary code development and providing AI-related benefits;

●	successfully achieved SOC 2 Type 1 compliance, a key milestone in our ongoing commitment to safeguarding customer data and delivering trusted cybersecurity and cloud infrastructure solutions;

●	during the first quarter of 2026, 50,000 shares of common stock were repurchased under the Stock Repurchase Plan (defined below) for an aggregate of $83,491. As of September 30, 2026, all shares of common stock available for repurchase under the Stock Repurchase Plan had been repurchased and the Stock Repurchase Plan had expired;

●	for the three and nine months ended September 30, 2026 revenue totaled $11.0 million and $23.8 million, respectively, compared to $6.2 million and $17.5 million, respectively, for the three and nine months ended September 30, 2025, respectively. The revenue increase of 76% and 36%, respectively, was primarily attributed to an increase in our procurement revenue of 271% and 158%, respectively, compared to the prior year periods, as well as an increase in managed IT services of 2% and 7%, respectively, compared to the prior year periods;

●	net loss for the three and nine months ended September 30, 2026 totaled $0.8 million and $2.8 million, respectively, compared to net loss of $1.1 million and $1.3 million, respectively, for the three and nine months ended September 30, 2025;

●	Adjusted EBITDA for the three and nine months ended September 30, 2026 totaled $0.2 million and $(0.5) million, respectively, compared to $(0.3) million and $(1.1) million, respectively for the three and nine months ended September 30, 2025;

●	we had cash provided by operations of $4.9 million for the nine months ended September 30, 2026 compared to cash provided by operations of $1.0 million for the nine months ended September 30, 2025;

●	deferred revenue was $4.9 million as of September 30, 2026, which will be recognized as revenue in future quarters as products and/or services are installed; and

●	at September 30, 2026, we had $12.5 million of cash and cash equivalents on our balance sheet and no long-term debt.

Business Objectives

For the near term, our business objectives include:

●	continuing the integration of our comprehensive portfolio of IT-related solutions and expanding functionality through strategic partnerships. We are collaborating with strategic third parties to integrate AI and predictive analytics capabilities into our platform, enabling customers to leverage AI-driven insights within existing data environments. These partnerships are intended to strengthen our technology offerings and enhance customer value;

●	undertaking an initiative to consolidate our accounting-based systems through the implementation of a third-party e-commerce integration system. This implementation is intended to support improved system integration, increased automation of financial processes, and enhanced consistency of financial data across our operations. We believe this initiative will contribute to more efficient financial management and support future growth initiatives;

●	incorporating ManyCam as an offering for our new customers and seeking to optimize our cross-selling efforts with our other technology solutions;

●	closing the AdTech Acquisition and integrating the business of AdTech into ours;

●	continuing to explore strategic opportunities, including, but not limited to, potential mergers or acquisitions of other assets or entities that are synergistic to our businesses; and

●	continuing to defend our intellectual property.

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

Secure Private Cloud Hosting

Our secure private cloud hosting offerings include a digital infrastructure which consists of dedicated and fully isolated cloud environments designed to deliver security, control and compliance for business-critical applications and client data. We operate a secure private cloud from private suites in completely isolated areas that are leased within two Tier 3 data center facilities located in Phoenix, Arizona and Edison, New Jersey (the “Data Centers”). Although we do not own or operate the Data Centers, we aim to use the high-level operations and standards provided by the Data Centers through our license agreements to provide our customers with secure and flexible cloud services.

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

Subscription Revenue

We also generate subscription revenue from monthly premium subscription services for our ManyCam software. Subscription revenues are presented net of refunds, credits and known and estimated credit card chargebacks. During the three and nine months ended September 30, 2026 and 2025, subscriptions were offered in durations of twelve-month and twenty-four-month terms. All subscription fees, however, are paid by credit card at the origination of the subscription regardless of the term of the subscription. Revenues from multi-month subscriptions are recognized on a straight-line basis over the period where the service is offered to the customer, indicated by length of the subscription term purchased. The unearned portion of subscription revenue is presented as deferred revenue in the accompanying condensed consolidated balance sheets.

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

	Three Months Ended		Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
	2026	2025	2026	2025
Net cash provided by operating activities	$5,644,041	$133,037	$4,857,311	$989,142

Loss from operations	$(886,077)	$(1,435,762)	$(3,166,630)	$(3,899,388)
Loss from operations as a percentage of total revenues	(8.1)%	(22.9)%	(13.3)%	(22.3)%
Net loss	$(779,378)	$(1,083,070)	$(2,791,090)	$(1,324,568)
Net loss as a percentage of total revenues	(7.1)%	(17.4)%	(11.7)%	(7.6)%
Adjusted EBITDA	$159,201	$(260,121)	$(535,753)	$(1,120,667)
Adjusted EBITDA as percentage of total revenues	1.5%	(4.2)%	(2.3)%	(6.4)%

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net income (loss) adjusted to exclude interest (income) expense, net, other (income) expense, net, income tax (benefit) expense, depreciation and amortization expense, stock-based compensation expense, net loss from discontinued operations, impairment loss in connection with the Divestiture, litigation expenses relating to the Cisco ManyCam Litigation and acquisition-related expenses associated with the AdTech Acquisition, as each are applicable to the periods presented. Prior to the fiscal quarter ended September 30, 2026, we did not exclude acquisition-related expenses associated with the AdTech Acquisition in calculating Adjusted EBITDA. For the nine months ended September 30, 2026, the acquisition-related expenses of $277,844 include $82,819 incurred in the three months ended June 30, 2026, which amount was not adjusted in the prior quarter as it was not material. However, after reevaluation, we have determined that presenting Adjusted EBITDA without excluding such costs provides less valuable information about our core operations. As a result, beginning with the fiscal quarter ended September 30, 2026, acquisition-related expenses associated with the AdTech Acquisition are excluded from the calculation of Adjusted EBITDA.

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

Limitations of Adjusted EBITDA

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA does not reflect, among other things, interest income, net; the benefit or provision for income taxes; other income, net; litigation expenses incurred in connection with the Cisco ManyCam Litigation; acquisition-related expenses associated with the AdTech Acquisition; cash capital expenditures for assets underlying depreciation and amortization expense that may need to be replaced or for new capital expenditures; and the potentially dilutive impact of stock-based compensation. Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

	Three Months Ended
	September 30 (unaudited)
	2026	2025
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(779,378)	$(1,083,070)
Interest income, net	(61,869)	(102,856)
Income tax expense (benefit)	(44,830)	(249,836)
Litigation expenses relating to the Cisco ManyCam Litigation	317,818	507,181
Acquisition-related expenses in connection with AdTech Acquisition(1)	195,025	--
Depreciation and amortization expense	490,389	624,544
Stock-based compensation expense	42,046	43,916
Adjusted EBITDA	$159,201	$(260,121)

	Nine Months Ended
	September 30, (unaudited)
	2026	2025
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(2,791,090)	$(1,324,568)
Interest income, net	(181,095)	(273,176)
Income tax expense (benefit)	(172,445)	(2,237,894)
Other income, net	(22,000)	(63,750)
Litigation expenses relating to the Cisco ManyCam Litigation	802,288	507,181
Acquisition-related expenses in connection with AdTech Acquisition(1)	277,844	--
Depreciation and amortization expense	1,443,571	1,982,235
Stock-based compensation expense	107,174	289,305
Adjusted EBITDA	$(535,753)	$(1,120,667)

(1)	Acquisition-related expenses include legal, accounting and other due diligence costs incurred in connection with the AdTech Acquisition.

Results of Operations

The following table sets forth condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
	2026	2025	2026	2025
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	70.9%	49.3%	62.3%	48.1%
Sales marketing and product development expense	6.9%	13.5%	9.7%	14.0%
General and administrative expense	22.9%	42.0%	31.8%	46.0%
Depreciation and amortization	4.5%	10.0%	6.1%	11.3%
Litigation expenses related to Cisco ManyCam Litigation	2.9%	8.1%	3.4%	2.9%
Total costs and expenses	108.1%	123.0%	113.3%	122.3%
Loss from continuing operations	(8.1)%	(23.0)%	(13.3)%	(22.3)%
Other income, net	0.6%	1.6%	0.8%	1.9%
Loss from continuing operations before income tax benefit	(7.5)%	(21.4)%	(12.5)%	(20.4)%
Income tax (expense) benefit	0.4%	4.0%	0.7%	12.8%
Net loss	(7.1)%	(17.4)%	(11.8)%	(7.6)%

Items Affecting Comparability of Results

Revenue from Newtek and its affiliates was impacted by Newtek’s ongoing initiatives to reduce information technology spend. We partially offset this decline in revenue through growth in recurring revenue from customers who are not related parties, including the addition of new customer relationships and service contracts during the period. For the three months ended September 30, 2026 and 2025, revenue from Newtek and its affiliates represented approximately 16% and 32% of total revenue, respectively.

During the three months ended June 30, 2026, we experienced supply chain constraints affecting the availability of memory, CPU and GPU components. These constraints extended product lead times compared to historical levels, resulting in delays between customer bookings and product shipments. As a result, a portion of booked orders during the second quarter remained unrecognized as revenue pending fulfillment and delivery, a portion of which began being recognized in the third quarter of 2026, and the remainder will be recognized in future quarters as the underlying products and services are shipped and installed. Deferred revenue was $4,928,490 as of September 30, 2026, which reflects amounts invoiced or collected for orders that had not yet been fulfilled. We are unable to predict with certainty when these supply chain conditions will normalize, and continued constraints affecting memory, CPU or GPU component availability could result in further delays in revenue recognition in future periods.

In addition, during the second quarter, a significant customer order was delayed and fulfilled across two reporting periods due to supply chain constraints affecting both our vendor and distribution channel. These constraints altered the cost structure associated with fulfilling the order. The initial shipment, completed in the first quarter of 2026, was recognized at expected margins, while the subsequent shipment, completed during the second quarter, incurred higher component and freight costs, resulting in a loss on that portion of the order. As a consequence, the combined order resulted in a loss, which contributed to the increase in cost of revenue described below and negatively impacted our results of operations for the three months ended June 30, 2026.

During the three months ended September 30, 2026, procurement revenue increased approximately 271% compared to the prior year period, and represented a larger portion of our overall revenue mix compared to prior periods. While this growth contributed substantially to top-line performance, procurement revenue generally carries lower gross margins than our managed services, cybersecurity and cloud infrastructure offerings. As a result, profitability did not increase at the same rate as revenue. We view this mix shift as a positive indicator of customer demand and long-term opportunity to increase our recurring revenue.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenue

Total revenue increased by 76% to $10,950,145 for the three months ended September 30, 2026 from $6,238,019 for the three months ended September 30, 2025. This increase was driven by an increase in procurement revenue related to sales of equipment to customers, as well as increased professional services and managed information technology revenue, attributed to both new customers as well as the expansion of services sold to existing customers, which was partially offset by a decrease in subscription revenue.

The following table sets forth our total revenue for the three months ended September 30, 2026 and 2025, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	September 30, (unaudited)		$	%	September 30, (unaudited)
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025
Managed information technology	$3,859,198	3,791,746	67,452	1.8%	35.2%	60.8%
Procurement revenue	6,301,744	1,697,854	4,603,889	271.2%	57.6%	27.2%
Professional services revenue	545,317	476,198	69,119	14.5%	5.0%	7.6%
Subscription revenue	243,886	272,221	(28,335)	(10.4)%	2.2%	4.4%
Total revenues	$10,950,145	$6,238,019	$4,712,125	75.5%	100.0%	100.0%

The increase in revenue was primarily attributed to an increase in procurement revenue of 271.2% compared to the prior year period, as well as an increase in managed information technology revenue of 1.8% compared to the prior year period and an increase in professional services revenue of 14.5%. With respect to our managed information technology solutions, which consist of managed IT security services, managed backup and disaster recovery solutions and web hosting, revenue increased 1.8% compared to the prior year period. This increase was partially offset by a decrease of 11.5% in managed information technology revenue from Newtek in connection with its ongoing initiatives to reduce information technology spending. The increase in revenue was partially offset by a decrease in subscription revenue compared to the prior year period of $28,335, or 10.4%. Our subscription revenue relates to the sales from our ManyCam software. The decrease in subscription revenue was primarily driven by increased competition in the virtual camera and streaming software space.

Costs and Expenses

Total costs and expenses for the three months ended September 30, 2026 increased by $4,162,441, or 54.2%, as compared to the three months ended September 30, 2025. The following table presents our costs and expenses for the three months ended September 30, 2026 and 2025, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	September 30, (unaudited)		$	%	September 30, (unaudited)
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025
Cost of revenue	$7,768,277	$3,076,333	$4,691,944	152.5%	70.9%	49.3%
Sales marketing and product development expense	757,107	844,463	(87,356)	(10.3)%	6.9%	13.5%
General and administrative expense	2,502,631	2,621,260	(118,629)	(4.5)%	22.9%	42.0%
Depreciation and amortization	490,389	624,544	(134,155)	(21.5)%	4.5%	10.0%
Litigation expenses relating to the Cisco ManyCam Litigation	317,818	507,181	(189,363)	(37.3)%	2.9%	8.1%
Total costs and expenses	$11,836,222	$7,673,781	$4,162,441	54.2%	108.1%	122.9%

Cost of revenue

Our cost of revenue for the three months ended September 30, 2026 increased by $4,691,944, or 152.5%, as compared to the three months ended September 30, 2025. This increase was primarily due to an increase in costs associated with procurement equipment of $4,583,962 and managed services expenses of $200,916, partially offset by decreases in professional services expense of $54,955 and a decrease in cost of subscription revenue of $37,978. The increase in the cost of the procurement equipment was directly related to a large procurement order placed by a customer.

Sales marketing and product development expense

Our sales marketing and product development expense for the three months ended September 30, 2026 decreased by $87,356, or 10.3%, as compared to the three months ended September 30, 2025. The decrease in sales marketing and product development expense was primarily due to a decrease in headcount and salary costs of $50,333, marketing expenses of $47,433 and consulting expenses of $17,503, partially offset by an increase in commissions of $28,228.

General and administrative expense

Our general and administrative expense for the three months ended September 30, 2026 decreased by $118,629, or 4.5%, as compared to the three months ended September 30, 2025. The decrease in general and administrative expense was primarily due to a decrease in legal, professional and accounting expenses of $282,633 and insurance costs of $85,261. This decrease was partially offset by an increase in due diligence costs of $195,025 and rent expense of $21,298. Overall headcount was 38 individuals at September 30, 2026.

Non-Operating Income

The following table presents the components of non-operating income for the three months ended September 30, 2026 and the three months ended September 30, 2025, the increase or decrease between those periods and the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	September 30, (unaudited)		$	%	September 30, (unaudited)
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025
Interest income, net	$61,869	$102,856	$(40,987)	(39.8)%	0.7%	1.6%
Total non-operating income	$61,869	$102,856	$(40,987)	(39.8)%	0.7%	1.6%

Non-operating income for the three months ended September 30, 2026 was $61,869, a decrease of $40,987 or (39.8)%, as compared to non-operating income of $102,856 for the three months ended September 30, 2025. The decrease was primarily a result of a decrease in the amount of principal we invested and at varying interest rates.

Income Taxes

Our provision for income taxes consists of federal, foreign and state taxes, as applicable, in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the three months ended September 30, 2026, we recorded an income tax benefit of $44,830 consisting primarily of foreign taxes. For the three months ended September 30, 2025, we recorded an income tax benefit of $249,836.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Revenue

Total revenue increased by 36% to $23,767,438 for the nine months ended September 30, 2026 from $17,478,656 for the nine months ended September 30, 2025. The increase was driven by increased procurement revenue related to sale of new equipment to customers, as well as increased managed information technology revenue, attributed to both new customers as well as the expansion of services sold to existing customers, partially offset by decreases in professional services revenue and subscription revenue.

The following table sets forth our total revenue for the nine months ended September 30, 2026 and the nine months ended September 30, 2025, the increase or decrease between those periods, the percentage increase or decrease between those periods, and the percentage of total revenue that each represented for those periods:

					% Revenue
	Nine Months Ended				Nine Months Ended
	September 30, (unaudited)		$	%	September 30, (unaudited)
	2026	2025	Increase (decrease)	Increase (decrease)	2026	2025
Managed information technology	$11,582,012	10,857,333	724,679	6.7%	48.7%	62.1%
Procurement revenue	10,046,322	3,897,634	6,148,688	157.8%	42.3%	22.3%
Professional services revenue	1,391,672	1,891,620	(499,948)	(26.4)%	5.9%	10.8%
Subscription revenue	747,432	832,069	(84,637)	(10.2)%	3.1%	4.8%
Total revenues	$23,767,438	$17,478,656	$6,288,782	36.0%	100.0%	100.0%

The increase in revenue was partially offset by a decrease in professional services revenue compared to the prior year period of $499,948, or 26.4%. Our subscription revenue for the nine months ended September 30, 2026 relates to the sales from our ManyCam software, which decreased by $84,637, or 10.2%, as compared to the nine months ended September 30, 2025. The decrease in subscription revenue was primarily driven by a decrease in new subscribers to our ManyCam software.

Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2026 increased by $5,556,024, or 26%, as compared to the nine months ended September 30, 2025. The following table presents our costs and expenses for the nine months ended September 30, 2026 and 2025, the increase or decrease between those periods, the percentage increase or decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Nine Months Ended				Nine Months Ended
	September 30, (unaudited)		$	%	September 30, (unaudited)
	2026	2025	Increase (decrease)	Increase (decrease)	2026	2025
Cost of revenue	$14,820,058	$8,398,445	$6,421,613	76.5%	62.3%	48.1%
Sales marketing and product development expense	2,302,804	2,449,224	(146,420)	(6.0)%	9.7%	14.0%
General and administrative expense	7,565,347	8,040,958	(475,611)	(5.9)%	31.8%	46.0%
Depreciation and amortization	1,443,571	1,982,236	(538,665)	(27.2)%	6.1%	11.3%
Litigation expenses relating to the Cisco ManyCam Litigation	802,288	507,181	295,107	58.2%	3.4%	2.9%
Total costs and expenses	$26,934,068	$21,378,044	$5,556,024	26.0%	113.3%	122.2%

Cost of revenue

Our cost of revenue for the nine months ended September 30, 2026 increased by $6,421,613, or 76.5%, as compared to the nine months ended September 30, 2025. This increase was primarily due to an increase in the expenses associated with procurement equipment and related costs of $6,290,643, managed services expenses of $634,972, partially offset by decreases in professional services expenses of $387,650, subscription expenses of $82,908, and a decrease in web hosting expenses of $33,444. The increase in the cost of the procurement equipment was directly related to a large procurement order placed by a customer.

Sales marketing and product development expense

Our sales marketing and product development expense for the nine months ended September 30, 2026 decreased by $146,420, or 6.0%, as compared to the nine months ended September 30, 2025. The decrease in sales marketing and product development expense for the nine months ended September 30, 2026 was primarily due to a decrease in salary-related expenses of approximately $184,086, partially offset by increases in consulting costs of $25,884 and commissions of $65,824.

General and administrative expense

Our general and administrative expense for the nine months ended September 30, 2026 decreased by $475,611, or 5.9%, as compared to the nine months ended September 30, 2025. The decrease in general and administrative expenses for the nine months ended September 30, 2026 was primarily due to insurance expense decreases of $217,718, a decrease in non-cash stock-based compensation expense of $182,134 and a decrease in legal and accounting fees of $446,598. These were offset slightly by increases in salary-related costs of $143,925 and due diligence expenses of $277,844.

Non-Operating Income

The following table presents the components of non-operating income for the nine months ended September 30, 2026 and the nine months ended September 30, 2025, the decrease between those periods, the percentage decrease between those periods and the percentage of total revenue that each represented for those periods:

					% Revenue
	Nine Months Ended				Nine Months Ended
	September 30, (unaudited)		$	%	September 30, (unaudited)
	2026	2025	(Decrease)	(Decrease)	2026	2025
Interest income, net	$181,095	$273,176	$(92,081)	(33.7)%	0.7%	1.6%
Other income, net	22,000	$63,750	(41,750)	(65.5)%	0.1%	0.3%
Total non-operating income	$203,095	$336,926	$(133,831)	(39.7)%	0.8%	1.9%

Non-operating income for the nine months ended September 30, 2026 was $203,095, a decrease of $133,831, or 39.7%, as compared to non-operating income of $336,926 for the nine months ended September 30, 2025. The decrease was primarily a result of a decrease in the amount of principal we invested and at varying interest rates. Other income for the nine months ended September 30, 2025 related to the sale of a domain name that was no longer in use.

Income Taxes

Our provision for income taxes consists of federal, foreign and state taxes, as applicable, in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the nine months ended September 30, 2026, we recorded an income tax benefit of $172,445, consisting primarily of foreign taxes. For the nine months ended September 30, 2025, we recorded an income tax benefit of $2,237,894, which included a discrete tax benefit of $1,665,189, primarily related to a partial reversal of our valuation allowance, as the NTS Acquisition created a source of future taxable income allowing for the recognition of certain deferred tax assets.

Liquidity and Capital Resources

	Nine Months Ended September 30, (unaudited)
	2026	2025
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$4,857,311	$989,142
Net cash used in investing activities	(662,829)	(4,280,149)
Net cash (used in) provided by financing activities	(83,491)	1,048,952
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,110,991	$(2,242,055)

Currently, our primary source of liquidity is cash on hand. We believe that our cash and cash equivalents balance, and our expected cash flows from operations will be sufficient to meet all of our financial obligations for at least one year from the date these financial statements are issued. As of September 30, 2026, we had $12,545,052 of cash and cash equivalents. In addition, on June 18, 2026, our shelf registration statement on Form S-3 was declared effective by the SEC, pursuant to which we may offer up to $50,000,000 of common stock, preferred stock, warrants and/or units, from time to time, providing us with additional flexibility to access the capital markets if needed.

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

AdTech Acquisition

On October 22, 2026, we entered into the AdTech Purchase Agreement to acquire JVCo through a two-step closing process. Pursuant to the AdTech Purchase Agreement, as consideration for the AdTech Acquisition, we agreed to pay AdTech an amount in cash equal to $750,000 at the First Closing, which is subject to customary purchase price adjustments as set forth in the AdTech Purchase Agreement.

At the Final Closing, we agreed to (i) pay AdTech an amount in cash equal to $1,250,000, which is subject to customary purchase price adjustments as set forth in the AdTech Purchase Agreement, up to $500,000 of which may be paid in shares of our common stock at our election, and (ii) issue AdTech a $600,000 secured promissory note. In addition to the consideration payable at the First Closing and the Final Closing, the AdTech Purchase Agreement provides that AdTech is entitled to receive a cash payment of up to $100,000 based on JVCo’s 2027 revenue attributable to existing AdTech customers (subject to adjustment if the Final Closing has not occurred on or before March 31, 2027, as provided in the AdTech Purchase Agreement).

We expect to fund the cash consideration for the AdTech Acquisition with cash on hand.

In connection with the AdTech Acquisition, we incurred acquisition-related costs, consisting primarily of legal, accounting and other due diligence fees, of $195,025 and $277,844 for the three and nine months ended September 30, 2026, respectively, which were expensed as incurred and are included in general and administrative expenses.

Stock Repurchase Plan

On May 8, 2025, the Board approved a stock repurchase plan for up to $400,000 of our outstanding common stock (the “Stock Repurchase Plan”), which expired on the one-year anniversary of such date. For the nine months ended September 30, 2026, we purchased 50,000 shares of common stock pursuant to the Stock Repurchase Plan at an average price of $1.67 per share, or an aggregate of $83,491. All of such repurchases occurred during the three months ended March 31, 2026.

NTS Acquisition

On January 2, 2025, we acquired Newtek Technology Solutions, Inc. (“NTS”) from NewtekOne, Inc., the sole stockholder of NTS (“Newtek”), through a two-step merger process (the “NTS Acquisition”) pursuant to an agreement and plan of merger (the “NTS Acquisition Agreement”). The aggregate consideration we delivered to Newtek at the closing of the NTS Acquisition consisted of (i) $4,000,000 in cash and (ii) 4,000,000 shares of our Series A Non-Voting Common Equivalent Stock (“Series A Preferred Stock”). In addition to the foregoing closing consideration, the NTS Acquisition Agreement provides that Newtek is entitled to receive an amount up to $5,000,000 (the “NTS Acquisition Earn-Out Amount”) based on our achievement of certain cumulative average adjusted EBITDA thresholds for the 2025 and 2026 fiscal years. The NTS Acquisition Earn-Out Amount may be paid, in our sole discretion, in cash (the “NTS Acquisition Earn-Out Cash Consideration”), in shares of Series A Preferred Stock (the “NTS Acquisition Earn-Out Stock Consideration”) or in a combination thereof. Pursuant to the NTS Acquisition Agreement, to the extent that all or a portion of the NTS Acquisition Earn-Out Amount is paid in shares of Series A Preferred Stock, the number of shares of Series A Preferred Stock to be issued to Newtek will be calculated based on the average of the daily volume weighted average prices of our common stock during each trading day during a 60 calendar-day period ending on December 31, 2026; provided, that in no event shall such price be less than $1.00.

Pursuant to the NTS Acquisition Agreement, if the issuance of the NTS Acquisition Earn-Out Stock Consideration would cause Newtek’s “total equity” (as calculated under the Bank Holding Company Act of 1956, as amended, and as implemented and interpreted by the Board of Governors of the Federal Reserve System) in us to exceed one-third of our total equity (the “Total Equity Cap”), then the number of shares of Series A Preferred Stock issuable as NTS Acquisition Earn-Out Stock Consideration will be adjusted so that we will issue to Newtek the maximum number of shares of Series A Preferred Stock that would not cause Newtek’s total equity to exceed the Total Equity Cap, with a corresponding increase to the NTS Acquisition Earn-Out Cash Consideration.

The Divestiture

On January 2, 2025, we completed the sale to Meteor Mobile Holdings, Inc., a Delaware corporation (“Meteor Mobile”) of our telecommunications services provider, “Vumber”, as well as our “Paltalk” and “Camfrog” applications and certain assets and liabilities related to such services provider and applications (the “Transferred Assets” and such sale, the “Divestiture” and the Divestiture and the NTS Acquisition together, the “NTS Transactions”) pursuant to that certain Asset Purchase Agreement (the “Divestiture Agreement”), by and among us, our wholly owned subsidiaries Paltalk Holdings, Inc., Paltalk Software, Inc., Camshare, Inc., A.V.M. Software, Inc., and Vumber, LLC (collectively, the “Sellers”), and Meteor Mobile. The consideration delivered by Meteor Mobile to us at the closing of the Divestiture consisted of (i) $1,350,000 in cash and (ii) the assumption of all of the liabilities of the Sellers arising out of, or relating to, the business of providing video-based, live streaming, virtual camera and telecommunications software to consumers, as and to the extent such businesses were previously conducted by us pursuant to the “Vumber,” “Paltalk” and “Camfrog” applications (the “Business”) or the Transferred Assets, other than certain excluded liabilities (the “Divestiture Closing Consideration”).

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

Operating Activities

Net cash provided by operating activities was $4,857,311 for the nine months ended September 30, 2026, as compared to net cash provided by operating activities of $989,142 for the nine months ended September 30, 2025. Cash provided by operations for the nine months ended September 30, 2026 was primarily provided in conjunction with the sale of product in connection with the increase in procurement revenue. The amount of cash provided by operations for the nine months ended September 30, 2025 was primarily attributed to the change in the business activities of the Company following the NTS Transactions.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $662,829 and was used to purchase fixed assets for use in the business. Net cash used in investing activities for the nine months ended September 30, 2025 was $4,280,149 and related to the cash consideration paid by the Company to Newtek in connection with the NTS Acquisition, as well as used to purchase fixed assets for use in the business.

Financing Activities

Net cash used in financing activities was $83,491 for the nine months ended September 30, 2026, and was used to repurchase shares of our common stock pursuant to our Stock Repurchase Plan. Net cash provided by financing activities was $1,048,952 for the nine months ended September 30, 2025, and was attributed to the $1,350,000 consideration received in connection with the Divestiture netted against the $301,048 used in connection with the Stock Repurchase Plan.

Contractual Obligations and Commitments

There have been no other material changes to our contractual obligations and commitments disclosed in the contractual obligations and commitments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of September 30, 2026, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On August 29, 2024, the jury awarded the Company $65.7 million (the “Award”) in a jury verdict in connection with the Lawsuit. On October 8, 2024, an order granting a motion for final judgment (the “Final Judgment”) was entered in the Trial Court in connection with the Lawsuit in favor of the Company in the amount of the Award and started the time for filing any post-trial motions or appeal.

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

Cisco also appealed the Trial Court judgment of validity and infringement (the “Appeal”) to the U.S. Court of Appeals for the Federal Circuit (the “Appeals Court”). Each party is expected to complete and submit its briefs with respect to the Appeal during the fourth quarter of 2026. Upon submission of such briefs, the Appeals Court will then decide whether the parties will appear to argue the Appeal or to render a decision on the Appeal based on the briefs submitted by each party.

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

The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonably possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows. The Company incurred approximately $1.5 million in aggregate expense in defense of these claims ($0.7 million for the year ended December 31, 2025 and $0.8 million for the nine months ended September 30, 2026).

Legal Proceedings

To our knowledge, other than as described above, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the Form 10-K. The risk factors below supplement the risk factors disclosed in the Form 10-K. For more information concerning our other risk factors, please see “Item 1A. Risk Factors” in the Form 10-K.

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

During the first and second quarters of 2026, supply chain constraints extended our product lead times compared to historical levels, resulting in delays between customer bookings and product shipments. As a result of these delays, a portion of our booked orders remained unrecognized as revenue pending fulfillment and delivery as of June 30, 2026. While these conditions improved in the third quarter of 2026, we cannot predict with certainty when these conditions will normalize, and continued constraints could result in further delays in revenue recognition, causing our reported revenue and results of operations to fluctuate and not accurately reflect underlying customer demand. These disruptions have also altered, and may in the future alter, the cost structure associated with fulfilling customer orders, which has resulted, and may in the future result, in losses on orders originally booked at expected margins. We cannot assure you that similar cost increases will not recur, particularly if constraints persist, worsen, or are replaced by new sources of disruption. If we are unable to effectively manage these constraints and related cost pressures, our customers may cancel orders and seek products from our competitors, and our gross margins, results of operations and financial condition could be materially and adversely affected.

The AdTech Acquisition may not be completed or we may fail to integrate AdTech’s business or realize the anticipated benefits of the AdTech Acquisition, any of which could adversely affect our business, financial condition and results of operations.

On October 22, 2026, we entered into the AdTech Purchase Agreement to acquire all of the issued and outstanding membership interests of JVCo through a two-step closing process, under which we will acquire 49% of such interests at the First Closing and the remaining 51% at the Final Closing. The First Closing is subject to various conditions, including approval by the CPUC of a Tier 2 Advice Letter relating to the transfer of AdTech’s competitive local exchange carrier license to JVCo, and the Final Closing is subject to various conditions, including approval by the CPUC of a change-of-control filing relating to such license (the “CLEC Approval”), which may not be satisfied in a timely manner or at all. Either we or AdTech may terminate the AdTech Purchase Agreement in certain circumstances, including if the First Closing has not occurred by March 31, 2027 or if the Final Closing has not occurred within 12 months after the First Closing, subject to extension. If the AdTech Acquisition is not completed, the trading price of our common stock may be negatively impacted, our relationships with customers, employees and other third parties may be harmed, and we will have incurred substantial expenses without realizing the anticipated benefits of the AdTech Acquisition.

In addition, between the First Closing and the Final Closing, we will hold a minority interest in JVCo and AdTech will retain sole power and authority to direct and control JVCo’s day-to-day operations, management, policies and business affairs in accordance with the JVCo LLC Agreement until the CLEC Approval is received and the Final Closing occurs. Our rights will be limited to minority investment protections under the JVCo LLC Agreement, which we may not exercise in a manner reasonably expected to cause any governmental authority to view us as controlling JVCo before the CLEC Approval. If the AdTech Purchase Agreement is terminated after the First Closing but before the Final Closing, the parties will follow the repurchase, unwind, exit or similar process set forth in the JVCo LLC Agreement, but that process may not allow us to fully recover our investment. AdTech or JVCo may lack sufficient resources to complete that process in full or when due, and any required governmental approvals could delay it, during which time we would continue to hold a minority interest in a business controlled by AdTech.

Even if the AdTech Acquisition is consummated, its success will depend, in part, on our ability to integrate JVCo and realize the anticipated benefits, synergies and growth of the AdTech Acquisition, which may not be realized fully or at all or may take longer to realize than expected. Integration is complex, costly and time consuming, will require significant management attention, and may involve difficulties combining systems, technology, networks and operations, assuming contractual obligations with less favorable terms and addressing unknown liabilities or unforeseen expenses. Because AdTech will operate JVCo until the Final Closing, JVCo may not operate as efficiently or effectively following the transition, and integration could disrupt our ongoing businesses or result in inconsistencies in standards, controls, procedures and policies. Any of the foregoing could adversely affect our relationships with customers, suppliers and employees and our business, financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended September 30, 2026 that were not previously reported on a Current Report on Form 8-K.

Issuer Purchases of Common Stock

The Company did not repurchase any shares of common stock during the three months ended September 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K.

The following exhibits are included herein or incorporated herein by reference:

Exhibit
Number	Description
2.1#	Agreement and Plan of Merger, dated August 11, 2024, by and among Paltalk, Inc., PALT Merger Sub 1, Inc., PALT Merger Sub 2, LLC, Newtek Technology Solutions, Inc. and NewtekOne, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on August 12, 2024 by the Company with the SEC).
2.2#	Asset Purchase Agreement, dated November 7, 2024, by and among Paltalk, Inc., Paltalk Holdings, Inc., Paltalk Software, Inc., Camshare, Inc., A.V.M. Software, Inc., Vumber, LLC, and Meteor Mobile Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on November 8, 2024 by the Company with the SEC).
2.3#	Unit Purchase Agreement, dated as of October 22, 2026, by and among Intelligent Protection Management Corp., Advanced Technology Distributors Inc., AdTech IT LLC and the stockholders of Advanced Technology Distributors Inc. named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on October 23, 2026 by the Company with the SEC).
3.1	Certificate of Incorporation of Intelligent Protection Management Corp. (as amended through May 8, 2025) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company filed on May 14, 2025 by the Company with the SEC).
3.2	Amended and Restated Bylaws of Intelligent Protection Management Corp. (as amended through January 2, 2025) (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Company filed on March 24, 2025 by the Company with the SEC).
3.3	Certificate of Designations of Series A Non-Voting Common Equivalent Stock of Intelligent Protection Management Corp. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of the Company filed on January 2, 2025 by the Company with the SEC).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Intelligent Protection Management Corp. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission. If indicated on the first page of such agreement, certain confidential information has been excluded pursuant to Item 601(b)(2)(ii) of Regulation S-K. Such excluded information is not material and is the type that the Company treats as private or confidential.

*	Filed herewith.

**	The certification attached as Exhibit 32.1 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Intelligent Protection Management Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Protection Management Corp.

Date: November 10, 2026	By:	/s/ Jason Katz
Jason Katz
Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Intelligent Protection Management Corp.

Date: November 10, 2026	By:	/s/ Kara Jenny
Kara Jenny
Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)